Form 10-Q
period 2004-06-30
REPUBLIC AIRWAYS HOLDINGS INC
filed 2004-07-26
CIK 1159154

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

COMMISSION FILE NUMBER: 000-49697

REPUBLIC AIRWAYS HOLDINGS INC.

(Exact name of registrant as specified in its charter)

DELAWARE	06-1449146
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

2500 S. High School Road, Suite 160, Indianapolis, Indiana 46241

(Address of principal executive offices)

(317) 484-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

Indicate the number of shares outstanding of the issuer’s common stock as of July 26, 2004, the latest practicable date.

Outstanding on
Class	July 26, 2004

Common Stock	25,508,756

(All other items of this report are inapplicable.)

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

REPUBLIC AIRWAYS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$42,916	$21,535
Receivables—Net of allowance for doubtful accounts of $801 and $819, respectively	7,998	10,574
Inventories	13,591	10,937
Aircraft and other equipment held for sale	650	700
Prepaid expenses and other current assets	5,299	3,180
Fair value of interest rate hedge	10,298
Restricted cash	1,185	1,205
Deferred income taxes	5,123	10,633
Total current assets	87,060	58,764

AIRCRAFT AND OTHER EQUIPMENT—Net	600,685	547,717

OTHER ASSETS	92,342	42,105

GOODWILL	13,335	13,335

TOTAL	$793,422	$661,921

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$27,371	$24,667
Subordinated note payable to affiliate		20,392
Accounts payable	6,634	7,061
Accounts payable—affiliated company	251	1,013
Accrued liabilities	46,353	43,288
Total current liabilities	80,609	96,421

LONG-TERM DEBT—Less current portion	482,407	437,608

DEFERRED CREDITS	19,204	19,542

DEFERRED INCOME TAXES	53,600	42,595

Total liabilities	635,820	596,166

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; one vote per share; 75,000,000 shares authorized; 25,508,756 and 20,000,000 shares issued and outstanding, respectively	26	20
Additional paid-in capital	67,535	8,270
Warrants	11,739	5,067
Accumulated other comprehensive income	6,179
Accumulated earnings	72,123	52,398
Total stockholders’ equity	157,602	65,755

TOTAL	$793,422	$661,921

See accompanying notes to unaudited condensed consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

OPERATING REVENUES:
Passenger	$123,466	$99,189	$239,143	$190,864
Contract termination fee		6,000		6,000
Other	1,226	958	4,746	2,962

Total operating revenues	124,692	106,147	243,889	199,826

OPERATING EXPENSES:
Wages and benefits	24,345	17,398	48,068	32,729
Aircraft fuel	24,743	17,302	47,317	36,126
Landing fees	4,729	3,873	9,373	7,241
Aircraft and engine rent	16,245	14,566	32,216	29,208
Maintenance and repair	13,137	10,510	25,534	19,659
Insurance and taxes	3,250	3,518	5,826	6,320
Depreciation and amortization	7,866	5,564	14,977	10,193
Impairment loss and accrued aircraft return costs				700
Other	8,389	7,171	15,937	12,698

Total operating expenses	102,704	79,902	199,248	154,874

OPERATING INCOME	21,988	26,245	44,641	44,952

OTHER INCOME (EXPENSE):
Interest expense:
Non-related party	(5,580)	(5,010)	(11,442)	(8,855)
Related party	(257)	(366)	(654)	(795)
Other income:
Non-related party	73	39	149	174
Related party	90	95	180	95

Total other income (expense)	(5,674)	(5,242)	(11,767)	(9,381)

INCOME BEFORE INCOME TAXES	16,314	21,003	32,874	35,571

INCOME TAX EXPENSE	6,525	8,401	13,149	14,228

NET INCOME	9,789	12,602	19,725	21,343

PREFERRED STOCK DIVIDENDS	0	(79)	0	(169)

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$9,789	$12,523	$19,725	$21,174

BASIC NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS PER SHARE	$0.44	$0.63	$0.93	$1.06

DILUTED NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS PER SHARE	$0.42	$0.60	$0.91	$1.02

See accompanying notes to unaudited condensed consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended
	June,
	2004	2003
NET CASH PROVIDED BY OPERATING ACTIVITIES	$49,416	$51,065

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(10,748)	(26,754)
Proceeds from sale of spare aircraft equipment	7	536
Aircraft deposits and other	(43,837)	7,530

NET CASH FROM INVESTING ACTIVITIES	(54,578)	(18,688)

FINANCING ACTIVITIES:
Payments on long-term debt	(12,204)	(19,520)
Repayment of subordinated note payable to affiliate	(20,499)
Proceeds from common stock offering, net	58,274
Payments on redemption of redeemable preferred stock of subsidiary		(3,750)
Payments of debt issue costs	(644)	(951)
Other	1,616	278

NET CASH FROM FINANCING ACTIVITIES	26,543	(23,943)

NET CHANGES IN CASH AND CASH EQUIVALENTS	21,381	8,434

CASH AND CASH EQUIVALENTS—Beginning of period	21,535	3,399

CASH AND CASH EQUIVALENTS—End of period	$42,916	$11,833

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID (REFUNDED) FOR INTEREST AND INCOME TAXES:
Interest paid, net of amount capitalized	$13,217	$7,523
Income taxes paid (refunded)	(107)	2,369

NON-CASH TRANSACTIONS:
Conversion of accrued interest to subordinated note payable to affiliate	107	1,512
Aircraft, inventories, and other equipment purchased through financing arranagements	59,705	169,967
Warrants issued	6,672	1,224
Fair value of interest rate hedge	10,298

See accompanying notes to unaudited condensed consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share and per share amounts)

1.                                       Basis of Presentation

The unaudited condensed consolidated financial statements of Republic Airways Holdings Inc. (the “Company”) as of June 30, 2004 and for the three months and six months ended June 30, 2004 and 2003 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Prospectus dated May 26, 2004.

2.                                       Risk Management

In anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, the Company entered into eight treasury lock agreements in April 2004 with notional amounts totaling $253,500 and a weighted average interest rate of 4.23% with expiration dates from July 2004 through March 2005. Management designated the treasury lock agreements as cash flow hedges of forecasted transactions. The treasury lock agreements will be settled at each respective settlement date, which are expected to be the purchase dates of the respective aircraft. Any amount paid or received on the settlement date will be amortized or accreted to interest expense over the term of the respective aircraft debt. As of June 30, 2004, the fair value of the treasury locks were $10,298 based on quoted market values.

3.                                       Comprehensive Income

Comprehensive income includes changes in the fair value of interest rate hedges that qualify as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. For the three and six months ended June 30, 2004, the Company recorded a fair value unrealized gain in comprehensive income of $6,179, net of tax. The difference between net income and comprehensive income for the three and six months ended June 30, 2004 and 2003 is detailed in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net income	$9,789	$12,523	$19,725	$21,174

Unrealized gains on derivative instruments, net of tax	6,179		6,179
Total other comprehensive income	15,968	12,523	25,904	21,174

Comprehensive income	$15,968	$12,523	$25,904	$21,174

4.                                       Stock Compensation

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options. No compensation expense is recorded for stock options issued to employees and non-employee directors with exercise prices equal to or greater than the fair value of the common stock on the grant date. Warrants issued to non-employees are accounted for under SFAS No. 123, Accounting for Stock-Based Compensation, at fair value on the measurement date.

SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation, requires disclosing the effects on net income available for common stockholders and net income available for common stockholders per share under the fair value method for all outstanding and unvested stock awards. SFAS No. 148 disclosure requirements, including the effect on net income available for common stockholders and net income available for common stockholders per share, if the fair value based method had been applied to all outstanding and unvested stock awards in each period, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net income available for common stockholders, as reported	$9,789	$12,523	$19,725	$21,174

Add: Stock-based employee compensation expense determined under the intrinsic value based method, net of tax	32	32	64	64
Deduct: Stock-based employee compensation expense determined under the fair value based method, net of tax	(67)	(84)	(115)	(169)
Pro forma net income available for common stockholders	$9,754	$12,471	$19,674	$21,069
Pro forma net income available for common stockholders per share:
Basic	$0.44	$0.62	$0.93	$1.05
Diluated	$0.42	$0.60	$0.91	$1.01

The fair value of options granted were estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: 0% to 3% dividend yield; risk-free interest rates ranging from 2.0% to 6.7%; volatility of 40 to 50%; and an expected life of 4 to 6.5 years. The pro forma amounts are not representative of the effects on reported earnings for future years.

5.                                       Net Income Available for Common Stockholders Per Share

Net income available for common stockholders per share is based on the weighted average number of shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Weighted-average common shares outstanding for basic net income available for common stockholders per share	22,317,363	20,000,000	21,158,682	20,000,000

Effect of dilutive employee stock options	737,747	826,563	559,695	826,563
Adjusted weighted-average common shares outstanding and assumed conversions for diluted net income available for common stockholders per share	23,055,110	20,826,563	21,718,377	20,826,563

Employee stock options and warrants of 720,000 and 2,340,000 for the three months ended June 30, 2004 and 2003, respectively, and 3,000,000 and 2,340,000 for the six months ended June 30, 2004 and 2003, respectively, are not included in the calculation of diluted net income available for common stockholders per share due to their anti-dilutive impact.

6.                                       Debt

During the six months ended June 30, 2004, the Company acquired four aircraft through debt financing. The debt was obtained from a bank and the aircraft manufacturer for fifteen year terms at interest rates ranging from 4.31% to 6.85%. The total debt incurred for the four aircraft was $59,700.

The Company repaid the subordinated note payable to the majority stockholder of $1,400 in April 2004 and the remaining balance of $19,100 in June 2004. The June payment was made using net proceeds from the common stock offering.

7.                                       Commitments and Contingencies

The Company’s aircraft commitments under the code share agreements and firm orders and options with the aircraft manufacturer are shown below as of June 30, 2004 and as subsequently amended:

	Commitments as of			Commitments as of
	June 30, 2004			July 6, 2004
Aircraft Commitments per Code Share Agreements:	Delta	United	Total	Delta	United	Total

ERJ 145	11	14	25	11	7	18
ERJ 170		16	16		20	20
Total	11	30	41	11	27	38

	Commitments as of			Commitments as of
	June 30, 2004			July 8, 2004
Aircraft Orders with Aircraft Manufacturer:	Firm Orders	Options	Total	Firm Orders	Options	Total
ERJ 145	17	34	51	17	34	51
ERJ 170	16	34	50	18	32	50
Total	33	68	101	35	66	101

On July 6, 2004, the Company amended its code-share agreements with United, reducing the total number of aircraft to be placed into service with United to 27 aircraft and under all code-share agreements to an additional 38 aircraft over the next 15 months, at a current list cost of $861,800. The Company’s firm orders with the aircraft manufacturer were amended on July 8, 2004 to 35 regional jets. The Company has a commitment from the aircraft manufacturer to obtain financing for 30 of these regional jets. These commitments are subject to customary closing conditions.

During the six months ended June 30, 2004, the Company made aircraft deposits in accordance with the aircraft commitments of $48,900. The aircraft deposits are included in Other Assets. All payments were made from cash generated from operations and proceeds from the common stock offering.

As of June 30, 2004, the Company has commitments to lease two ERJ-135 aircraft and one ERJ-145 aircraft. The aircraft will be leased from third parties and will be go into revenue service during the third quarter 2004.

8.                                       Related Party Transactions

On April 16, 2004, Chautauqua sold the demand note receivable from Shuttle America to Imprimis Investors LLC, one of the members of our majority stockholder, for the net book value of $2,400.

On April 16, 2004, the Company made a payment of $2,800 on the subordinated note payable to our majority stockholder. The payment consisted of $1,400 for principal and $1,400 for accrued interest. In May 2004, the maturity date of the subordinated note payable to affiliate was extended to June 13, 2004. On June 2, 2004, the Company fully repaid the principal balance of $19,100 of the subordinated note payable to our majority stockholder and accrued interest of $80 with a portion of the proceeds from its common stock offering.

9.                                       Accrued Aircraft Return Costs

The changes in the accrued aircraft return costs are as follows for the six months ended June 30, 2004:

	Reserve at		Reserve at
	December 31,	2004	June 30,
Description of Charge	2003	Payments	2004

Aircraft return costs:
Rent differential	$6,740	$(3,796)	$2,944
Costs to return aircraft	900	(410)	490
Maintenance agreement	2,952		2,952
Total	$10,592	$(4,206)	$6,386

10.                                 Equity Transactions

In March 2004, Chautauqua agreed to place eight additional aircraft into service for Delta and, in accordance with the Delta code-share agreement, the Company issued Delta a warrant to purchase 480,000 shares of common stock. The warrant is fully vested and exercisable until March 10, 2014, subject to certain restrictions during the common stock offering registration process. The exercise price for the common stock that may be purchased by Delta pursuant to this warrant is $12.35 (95% of the common stock offering price of $13 per share). The Company recorded a deferred charge of $912 based upon an option pricing model that considered continuous compounding of dividends using an estimated fair value of the Company’s stock price on the grant date, an estimated dividend yield, a risk-free interest rate commensurate with the warrant term, volatility of 40% and an expected life of 10 years. This charge will be amortized over the term of the code-share agreement as a reduction of passenger revenue as the eight additional aircraft are placed into service beginning in 2005.

In June 2004, the Company completed its initial public stock offering. The Company issued 5,000,000 shares of common stock at $13 per share. The net proceeds provided by this offering were $58,300, before the repayment of debt.

In connection with the common stock offering, the Company issued Delta a warrant to purchase 1,500,000 shares of common stock. The warrant is fully vested and exercisable until June 2, 2014. The exercise price for the common stock that may be purchased by Delta pursuant to this warrant is $12.35 (95% of the common stock offering price of $13 per share). The Company recorded a deferred charge of $5,760 based upon an option pricing model that considered continuous compounding of dividends using an estimated fair value of the Company’s stock price on the grant date, an estimated dividend yield, a risk-free interest rate commensurate with the warrant term, volatility of 40% and an expected life of 10 years. This charge will be amortized over the term of the code-share agreement as a reduction of passenger revenue.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. Republic Airways Holdings Inc. (the “Company”) may, from time to time, make written or oral forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements encompass the Company’s belief, expectations, hopes or intentions regarding future events. Words such as “may,” “will,” “should,” “expect,” “plan,” ‘intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other terminology to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof and are based on information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, among others, that: Republic Airways is dependent on its code-share relationships with its major partners; terrorist attacks have harmed Republic Airways’ business and may harm its business in the future; Republic Airways’ code-share agreements with United will be terminated if United does not emerge from bankruptcy; Republic Airline requires an operating certificate before it can commence flying operations; if the financial strength of any of Republic Airways’ code-share partners decreases, Republic Airways’ financial strength is at risk; Republic Airways’ code-share partners may expand their direct operation of regional jets thus limiting the expansion of Republic Airways’ relationship with them; any labor disruption or labor strikes would adversely affect Republic Airways’ ability to conduct its business; Republic Airways’ current growth plans may be materially affected by substantial risks, some of which are outside of Republic Airways’ control; Republic Airways’ code-share partners may be restricted in increasing the level of business that they conduct with Republic Airways, thereby limiting its growth; Republic Airways’ fleet expansion program will require a significant increase in Republic Airways’ leverage and the financing it requires may not be available on favorable terms or at all; Republic Airways depends on Embraer to supply Republic Airways with the aircraft it requires to expand; reduced utilization levels of Republic Airways’ aircraft under the fixed-fee agreements would adversely impact its revenues and earnings; increases in Republic Airways’ labor costs, which constitute a substantial portion of Republic Airways’ total operating costs, will directly impact Republic Airways’ earnings; Republic Airways’ business could be harmed if Republic Airways loses the services of its key personnel; Republic Airways may experience difficulty finding, training and retaining employees; Republic Airways flies and depends upon Embraer regional jets and Republic Airways’ business is at risk if it does not receive timely deliveries of aircraft or if the public negatively perceives Republic Airways’ aircraft; Republic Airways is at risk of losses stemming from an accident involving any of its aircraft; Republic Airways will be controlled by Wexford Capital as long as they own or control a majority of its common stock, and they may make decisions with which other stockholders disagree; Republic Airways may have conflicts of interest with Wexford Capital, and because of their controlling ownership.  Republic Airways may not be able to resolve these conflicts on an arm’s length basis; the airline industry has been subject to a number of strikes which could affect Republic Airways’ business; the airline industry is highly competitive; airlines are often affected by certain factors beyond their control, including weather conditions which can affect their operations; the airline industry has recently gone through a period of consolidation and transition; consequently, Republic Airways has fewer potential partners; and the airline industry is heavily regulated.  A further discussion of these risks is contained in our recent Registration Statement on Form S-1, file no. 333-84092.  As used herein, “unit cost” means operating cost per Available Seat Mile (ASM).

Overview

The Company is a holding company that operates Chautauqua Airlines, Inc. and Republic Airline Inc. Chautauqua is a regional airline offering, as of June 30, 2004, scheduled passenger service on approximately 575 flights daily to 66 cities in 29 states, Canada and the Bahamas pursuant to code-share agreements with American, US Airways, Delta and United. Currently, all of Chautauqua’s flights are operated as US Airways Express, AmericanConnection, Delta Connection and United Express, providing US Airways, American, Delta and United with portions of their regional service, including service out of their hubs in Boston, Dallas/Fort Worth, Indianapolis, New York, Orlando, Philadelphia, Pittsburgh, Washington, D.C., St. Louis and Chicago. In February 2004, each of Chautauqua and Republic Airline entered into separate code-share agreements with United Air Lines, Inc. As of June 30, 2004, pursuant to the agreement between Chautauqua and United, Chautauqua has placed into service for United two regional jets serving such routes as United has designated as United Express flights. In July 2004, both Chautauqua and Republic amended their code-share agreements with United, and Chautauqua will begin flying for United 70-seat regional jets, on a temporary basis, beginning October 2004. Upon certification, Republic will operate these aircraft for United. The Company’s firm orders with the aircraft manufacturer were amended on July 8, 2004 to 35 regional jets.  Our ASM’s have grown 36.5% for the six months period ended June 30, 2004 compared to the six months period ended June 30, 2003. As of June 30, 2004, Chautauqua’s fleet consisted of 88 Embraer regional jets ranging in capacity from 37 to 50 seats.

The Company has long-term, fixed-fee code-share agreements with each of our partners that are subject to our maintaining specified performance levels. Pursuant to these fixed-fee agreements, which provide for minimum aircraft utilization at fixed rates, we are authorized to use our partners’ two-letter flight designation codes to identify our flights and fares in our partners’ computer reservation systems, to paint our aircraft in the style of our partners, to use their service marks and to market ourselves as a carrier for our partners. In addition, in connection with a marketing agreement among Delta, Continental Airlines and Northwest Airlines, certain of the routes that we fly using Delta’s flight designator code are also flown under Continental’s or Northwest’s designator codes. The Company believes that fixed-fee agreements reduce our exposure to fluctuations in fuel prices, fare competition and passenger volumes. Our development of relationships with multiple major airlines has enabled us to reduce our dependence on any single airline and allocate our overhead more efficiently, allowing us to reduce the cost of our services to our major airline partners. For the six months ended June 30, 2004, US Airways accounted for 44% of our operating revenues, Delta accounted for 36% of our operating revenues, American accounted for 19% of our operating revenues and United accounted for 1% of our operating revenues. In February 2003, we and America West mutually agreed to terminate our code-share agreement and we concurrently agreed with Delta to allocate the aircraft previously designated for America West to Delta.

Certain Statistical Information

	Operating Expenses per ASM in cents
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Wages and benefits	2.29	2.10	2.31	2.15
Aircraft fuel	2.32	2.09	2.27	2.37
Landing fees	0.44	0.47	0.45	0.48
Aircraft and engine rent	1.53	1.76	1.55	1.92
Maintenance and repair	1.23	1.27	1.23	1.29
Insurance and taxes	0.31	0.43	0.28	0.41
Depreciation and amortization	0.74	0.67	0.72	0.67
Impairment loss and accrued aircraft return costs				0.04
Other	0.79	0.87	0.77	0.83
Total operating expenses	9.65	9.66	9.58	10.16

Interest expense	0.55	0.65	0.58	0.63

Total operating expenses and interest expense	10.20	10.31	10.16	10.79

The following table sets forth the major operational statistics and the percentage-of-change for the periods identified below:

	Three Months Ended June 30,					Six Months Ended June 30,
	Increase/					Increase/
	(Decrease)					(Decrease)
	2004		2003-2004	2003		2004		2003-2004	2003

Revenue passengers	1,531,090		35.4%	1,130,497		2,771,697		36.1%	2,036,187
Revenue passenger miles (1)	745,982,420		38.3%	539,315,776		1,360,117,956		43.0%	951,440,836
Available seat miles (2)	1,064,407,422		28.7%	827,065,208		2,080,563,054		36.5%	1,524,234,563
Passenger load factor (3)	70.1%		4.9%	65.2%		65.4%		3.0%	62.4%
Cost per available seat mile (cents) (4)	10.20		(1.1)%	10.31		10.16		(5.8)%	10.79
Average price per gallon of fuel (5)	86.40	¢	7.6%	80.31	¢	84.81	¢	(5.4)%	89.67	¢
Fuel gallons consumed	28,636,134		32.9%	21,543,505		55,792,585		38.5%	40,289,891
Block hours (6)	79,427		31.3%	60,473		154,652		36.8%	113,043
Average length of aircraft flight (miles)	478		1.9%	469		482		4.8%	460
Average daily utilization of each aircraft (hours) (7)	10:47		6.9%	10:05		10:40		7.2%	9:57
Actual aircraft in service at end of the period	88		20.5%	73		88		20.5%	73

(1) Revenue passenger mile is the number of scheduled miles flown by revenue passengers.

(2) Available seat miles is the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

(3) Revenue passenger miles divided by available seat miles.

(4) Total operating and interest expenses divided by available seat miles.

(5) Cost of aircraft fuel, including fuel taxes and into-plane fees.

(6) Hours from takeoff to landing, including taxi time.

(7) Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Operating revenue in 2004 increased by 17.5%, or $18.5 million, to $124.7 million in 2004 compared to $106.1 million in 2003. The increase was due to the additional regional jets added to revenue service. Fifteen additional regional jets were placed into service since June 30, 2003. Six were added for Delta, seven were added for US Airways and two were added for United. In February 2003, we and America West mutually agreed to terminate our code-share agreement and we concurrently allocated the aircraft previously designated for America West to Delta. The transition of these aircraft was completed during the second quarter of 2003. We recorded a breakage fee of $6.0 million from America West in the second quarter of 2003 as a result of this transaction.

Total operating expenses increased by 28.5%, or $22.8 million, to $102.7 million for 2004 compared to $79.9 million during 2003 due to the increase in flight operations. Total operating and interest expenses increased by $23.3 million, or 27.3%. The unit cost on total operating and interest expenses decreased 1.1% to 10.2¢ for 2004 compared to 10.3¢ for 2003 due primarily to the increase in capacity (as measured by ASMs) associated with the additional regional jets. Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 39.9%, or $6.9 million, to $24.3 million for 2004 compared to $17.4 million for 2003 due to a 28.1% increase in full time equivalent employees to support the increased regional jet operations, annual wage increases, a new pilot contract and an increase in the costs of providing employee benefits. The cost per available seat mile increased 9.0% to 2.3¢ in 2004 compared to 2.1¢ for 2003.

Aircraft fuel expense increased 43.0%, or $7.4 million, to $24.7 million for 2004 compared to $17.3 million for 2003 due to a 32.9% increase in fuel consumption and an increase in fuel prices. The average price per gallon was 86¢ in 2004 and 80¢ in 2003. The fixed-fee agreements with US Airways and United provide for a direct reimbursement of fuel costs. The fixed-fee agreements with American and Delta protect us from future fluctuations in fuel prices, as any difference between the actual cost and assumed cost included in the fixed fees is paid to or reimbursed by American and Delta. The unit cost increased by 11.0% to 2.3¢ in 2004 compared to 2.1¢ in 2003 due primarily to the increase in the average fuel price.

Landing fees increased by 22.1%, or $0.9 million, to $4.7 million in 2004 compared to $3.9 million in 2003. The increase is due to a 27.6% increase in departures, partially offset by a decline in the average landing fee rate charged by airports we serve. Our fixed-fee agreements with US Airways, United and Delta provide for a direct reimbursement of landing fees. Any difference between the actual cost and assumed cost included in the fixed-fees paid by American is paid to or reimbursed by American. The unit cost decreased slightly to 0.4¢ in 2004 from 0.5¢ in 2003.

Aircraft and engine rent increased by 11.5%, or $1.7 million, to $16.2 million in 2004 compared to $14.6 million in 2003 due to the addition of five leased regional jets since June 30, 2003. The unit cost decrease of 13.1% to 1.5¢ for 2004 compared to 1.8¢ for 2003 is attributable to the increase in capacity from the regional jet operations and because we lease financed only five of the 15 aircraft added since June 30, 2003.

Maintenance and repair expenses increased by 25.0%, or $2.6 million, to $13.1 million in 2004 compared to $10.5 million for 2003 due to the increase in flying of the regional jets. The unit cost decreased by 3.1% to 1.2¢ in 2004 compared to 1.3¢ in 2003 due to the increase in capacity from the regional jet operations.

Insurance and taxes decreased 7.6%, or $0.3 million, to $3.3 million in 2004 compared to $3.5 million in 2003. Insurance rates declined during 2004 which more than offset the increase in operations. The insurance rate decline was partially offset by an increase in property taxes due to the addition of 15 aircraft since June 30, 2003. Unit cost decreased 27.9% to 0.3¢ in 2004 compared to 0.4¢ in 2003.

Depreciation and amortization increased 41.4%, or $2.3 million, to $7.9 million in 2004 compared to $5.6 million in 2003 due to the purchase of 10 additional regional jets since June 30, 2003. The cost per available seat mile remained unchanged at 0.7¢.

Other expenses increased 17.0%, or $1.2 million, to $8.4 million in 2004 from $7.2 million in 2003. The increase is due to higher crew related and administrative expenses to support the growing regional jet operations. The unit cost decreased by 9.2% to 0.8¢ in 2004 compared to 0.9¢ in 2003 due to the increased capacity resulting from the regional jet flying.

Interest expense increased 8.6% or $0.5 million, to $5.8 million in 2004 from $5.4 million in 2003 primarily due to interest on debt related to the purchase of additional aircraft since June 30, 2003. The weighted average interest rate declined slightly to 4.9% from 5.1%. The unit cost decreased by 15.4% to 0.5¢ in 2004 from 0.7¢ in 2003 due to the increased capacity resulting from the regional jet flying.

The Company incurred income tax expense of $6.5 million during 2004, compared to $8.4 million in 2003. The effective tax rate for 2004 of 40.0% is higher than the statutory rate due to state income taxes and non-deductible meals and entertainment expense, primarily for our flight crews.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Operating revenue in 2004 increased by 22.1%, or $44.1 million, to $243.9 million in 2004 compared to $199.8 million in 2003. The increase was due to the additional regional jets added to revenue service. Fifteen additional regional jets were placed into service since June 30, 2003. Six were added for Delta, seven were added for US Airways and two were added for United. In February 2003, we and America West mutually agreed to terminate our code-share agreement and we concurrently allocated the aircraft previously designated for America West to Delta. The transition of these aircraft was completed during the second quarter of 2003. We recorded a breakage fee of $6.0 million from America West in the second quarter of 2003 as a result of this transaction.

Total operating expenses increased by 28.7%, or $44.4 million, to $199.2 million for 2004 compared to $154.9 million during 2003 due to the increase in flight operations. Total operating and interest expenses increased by $46.8 million, or 28.5%. The unit cost on total operating and interest expenses decreased 5.8% to 10.2¢ for 2004 compared to 10.8¢ for 2003 due primarily to the increase in capacity (as measured by ASMs) associated with the additional regional jets. Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 46.9%, or $15.3 million, to $48.1 million for 2004 compared to $32.7 million for 2003 due to a 29.9% increase in full time equivalent employees to support the increased regional jet operations, annual wage increases, a new pilot contract and an increase in the costs of providing employee benefits. The cost per available seat mile increased 7.4% to 2.3¢ in 2004 compared to 2.1¢ for 2003.

Aircraft fuel expense increased 31.0%, or $11.2 million, to $47.3 million for 2004 compared to $36.1 million for 2003 due to a 38.5% increase in fuel consumption, offset by a decline in fuel prices. The average price per gallon was 85¢ in 2004 and 90¢ in 2003. The fixed-fee agreements with US Airways and United provide for a direct reimbursement of fuel costs for regional jet operations. The fixed-fee agreements with American and Delta protect us from future fluctuations in fuel prices, as any difference between the actual cost and assumed cost included in the fixed fees is paid to or reimbursed by American and Delta. The unit cost decreased by 4.2% to 2.3¢ in 2004 compared to 2.4¢ in 2003 due to the decrease in the average fuel price.

Landing fees increased by 29.4%, or $2.1 million, to $9.4 million in 2004 compared to $7.2 million in 2003. The increase is due to a 32.3% increase in departures, partially offset by a decline in the average landing fee rate charged by airports. Our fixed-fee agreements with US Airways, United and Delta provide for a direct reimbursement of landing fees. Any difference between the actual cost and assumed cost included in the fixed-fees paid by American is paid to or reimbursed by American. The unit cost remained unchanged at 0.5¢.

Aircraft and engine rent increased by 10.3%, or $3.0 million, to $32.2 million in 2004 compared to $29.2 million in 2003 due to the addition of five leased regional jets since June 2003. The unit cost decrease of 19.3% to 1.5¢ for 2004 compared to 1.9¢ for 2003 is attributable to the increase in capacity from the regional jet operations and because we lease financed only five of the 15 aircraft added since June 30, 2003.

Maintenance and repair expenses increased by 29.9%, or $5.9 million, to $25.5 million in 2004 compared to $19.7 million for 2003 due to the increase in flying of the regional jets. The unit cost decreased by 4.7% to 1.2¢ in 2004 compared to 1.3¢ in 2003 due to the increase in capacity from the regional jet operations.

Insurance and taxes decreased 7.8%, or $0.5 million, to $5.8 million in 2004 compared to $6.3 million in 2003. Insurance rates declined during 2004 which more than offset the increase in operations. The insurance rate decline was partially offset by an increase in property taxes due to the addition of 15 aircraft since June 30, 2003. Passenger liability and hull insurance rates obtained from commercial markets have continued to decrease since the terrorist attacks in September 2001, and the war risk coverage from the U.S. government, obtained in February 2003, was less expensive compared to commercial rates. Unit cost decreased 31.7% to 0.3¢ in 2004 compared to 0.4¢ in 2003.

Depreciation and amortization increased 46.9%, or $4.8 million, to $15.0 million in 2004 compared to $10.2 million in 2003 due to the purchase of 10 additional regional jets since June 30, 2003. The cost per available seat mile remained unchanged at 0.7¢.

The impairment loss and accrued aircraft return costs represent estimated liabilities and asset impairment charges related to the exit of the turboprop business and the return of the leased Saab 340 turboprop aircraft to the lessor. The $0.7 million charge recorded in the six months period ended June 30, 2003 consists of an impairment loss to reflect a further deterioration of the market value for two owned Saab turboprop aircraft held for sale.

Other expenses increased 25.5%, or $3.2 million, to $15.9 million in 2004 from $12.7 million in 2003. The increase is due to higher crew related and administrative expenses to support the growing regional jet operations. The unit cost remained unchanged at 0.8¢.

Interest expense increased 25.3% or $2.4 million, to $12.1 million in 2004 from $9.7 million in 2003 primarily due to interest on debt related to the purchase of additional aircraft since June 30, 2003. The weighted average interest rate declined slightly to 5.0% from 5.2%. The unit cost remained unchanged at 0.6¢.

The Company incurred income tax expense of $13.1 million during 2004, compared to $14.2 million in 2003. The effective tax rate for 2004 of 40.0% is higher than the statutory rate due to state income taxes and non-deductible meals and entertainment expense, primarily for our flight crews.

Liquidity and Capital Resources

Historically, the Company has used internally generated funds and third-party financing to meet our working capital and capital expenditure requirements. In June 2004, the Company completed its initial public common stock offering which provided approximately $58.3 million, net of offering expenses and before the repayment of debt. As of June 30, 2004, we had $42.9 million in cash and $14.2 million available under our revolving credit facility. At June 30, 2004, we had working capital of $6.5 million.

During the six months ended June 30, 2004, the Company acquired five aircraft, of which four were debt-financed and one was lease-financed. The debt incurred for the four debt-financed aircraft was $59.7 million. Additionally, the Company lease-financed one spare aircraft engine.

Net cash from operating activities was $49.4 million for the six months ended June 30, 2004. Net cash from operating activities is primarily net income of $19.7 million, depreciation and amortization of $15.0 million, and the change in deferred income taxes of $12.4 million.

Net cash from investing activities was $(54.6) million for the six months ended June 30, 2004. The net cash from investing activities consists of the purchase of four aircraft, equipment and aircraft deposits for future deliveries. Aircraft deposits totaled $48.9 million.

Net cash from financing activities was $26.5 million for the six months ended June 30, 2004. The net cash from financing activities included $58.3 million net cash received from stock offering proceeds, $20.4 million used to repay WexAir LLC for indebtedness, and scheduled debt payments and payments to the debt sinking fund of $12.1 million.

The Company currently anticipates that our available cash resources, cash generated from operations and anticipated third-party financing arrangements, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Aircraft Leases and Other Off-Balance Sheet Arrangements

The Company has significant obligations for aircraft that are classified as operating leases and therefore are not reflected as liabilities on our balance sheet. These leases expire between 2009 and 2020. As of June 30, 2004, our total mandatory payments under operating leases aggregated approximately $827.8 million and total minimum annual aircraft rental payments for 2004 under all noncancellable operating leases is approximately $69.7 million, excluding the Saab aircraft.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities and office equipment. The leases expire through 2017. As of June 30, 2004, our total mandatory payments under other non-cancelable operating leases aggregated approximately $43.8 million. Total minimum annual other rental payments for 2004 are approximately $4.4 million.

Purchase Commitments

The Company has substantial commitments for capital expenditures, including for the acquisition of new aircraft. We intend to finance these aircraft through long-term loans or lease arrangements, although there can be no assurance we will be able to do so.

As of June 30 2004, our code-share agreements required that we acquire (subject to financing commitments) and place into service an additional 41 regional jets over the next 15 months. On July 6, 2004, the Company amended its code-share agreements with United, reducing the total number of aircraft to be placed into service under all code-share agreements to 38 aircraft over the next 15 months. The aircraft manufacturer’s current list price of these aircraft is $862 million.

As of June 30, 2004, the Company had firm orders for 33 regional jets, and a commitment from the aircraft manufacturer to obtain financing for 30 of these aircraft. These commitments are subject to customary closing conditions. On July 8, 2004, the Company amended its agreement with the aircraft manufacturer and increased the firm orders to 35 regional jets.

Our contractual obligations and commitments at June 30, 2004, include the following (in thousands):

	Payments Due by Period
	Less than			Over
	1 year	1-3 years	4-5 years	5 years	Total
Long-term debt	$27,370	$88,071	$64,968	$329,368	$509,777
Operating leases, excluding Saab 340 aircraft	74,017	220,350	142,303	434,960	871,630
Operating leases, Saab 340 aircraft	4,780	1,221			6,001
Aircraft under firm orders:
Debt-Financed (33 aircraft)	741,700				741,700
Total contractual cash obligations	$847,867	$309,642	$207,271	$764,328	$2,129,108

Our commercial commitments at June 30, 2004 include the following (in thousands):

	Expiration
	Less than
	1 year	Total
Letters of credit	$3,966	$3,966
Total commerical commitments	$3,966	$3,966

The Company anticipates cash payments for interest for the year ended 2004 to be approximately $24 million, and we do not anticipate significant tax payments in 2004.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate debt and the amount of cash and securities held. The interest rate applicable to variable rate debt may rise and increase the amount of interest expense. At June 30, 2004, 0.2% of our total long-term debt was variable rate debt, compared to 0.5% at June 30, 2003. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both our variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $5,000 in interest expense for the quarter ended June 30, 2004. As a result of this hypothetical assumption, we believe we could fund interest rate increases on our variable rate long-term debt with the increased amounts of interest income. In anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, the Company entered into eight treasury lock agreements in April 2004 with notional amounts totaling $253,500,000 and a weighted average interest rate of 4.23% with expiration dates from July 2004 through

March 2005. As of June 30, 2004, the Company recorded an investment gain of $10,298 on the treasury locks based on market value on this date.

Equity Price Risk

We incurred a deferred charge for the Delta warrants of approximately $5,760,000 in the second quarter of 2004, based upon an option pricing model that considers continuous dividend yield and dilution using an assumed initial public offering price of $13.00; an estimated dividend yield; a risk-free interest rate commensurate with the warrant term; volatility of 40%; and an expected life of ten years. The deferred charge will be amortized over the term of the Delta code-share agreement. The non-cash charge will be approximately $274,000 in 2004, $537,000 in 2005 and $588,000 annually thereafter. The amortization will be recorded as a reduction of operating revenue.

Item 4: Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  We carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information is made known to them by others within our company during the period in which this report was being prepared.

There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K

(a)                                  Exhibits

10.1                           Amendment No. 1 to Purchase Agreement DCT-014/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of April 28, 2004.*

10.2                           Amendment No. 2 to United Express Agreement, by and between United Air Lines, Inc. and Republic Airline, Inc., dated as of July 6, 2004.*

10.3                           Letter Agreement, by and between United Air Lines, Inc. and Republic Airways Holdings Inc., dated as of July 7, 2004.*

10.4                           Amendment No. 1 to United Express Agreement, by and between United Air Lines, Inc. and Chautauqua Airlines, Inc., dated as of July 6, 2004.

31.1                           Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

31.2                           Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

32.1                           Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

32.2                           Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

*                                         A request for confidential treatment was filed for certain portions of the indicated document.  Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2 of the Commission.

(b)                                 Reports on Form 8-K

Republic Airways Holdings Inc. did not file any Current Reports on Form 8-K during the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: July 26, 2004	By:	/s/ Bryan K. Bedford
Bryan K. Bedford
Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated: July 26, 2004	By:	/s/ Robert H. Cooper
Robert H. Cooper
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)