Form 10-Q
period 2004-09-30
REPUBLIC AIRWAYS HOLDINGS INC
filed 2004-10-20
CIK 1159154

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-49697
__________________

REPUBLIC AIRWAYS HOLDINGS INC.
(Exact name of registrant as specified in its charter)

DELAWARE	06-1449146
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

2500 S. High School Road, Suite 160, Indianapolis, Indiana 46241
(Address of principal executive offices)

(317) 484-6000
(Registrant’s telephone number, including area code)
__________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer’s common stock as of October 20, 2004, the latest practicable date.

____________________
Outstanding on
Class	October 20, 2004

Common Stock	25,508,756

Part I --- Financial Information		3
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	3

	Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2004 and 2003	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003	5

	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

Part II --- Other Information		18
Item 6.	Exhibits and Reports on Form 8-K	18
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

(All other items of this report are inapplicable.)

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements

REPUBLIC AIRWAYS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$49,715	$21,535
Receivables—Net of allowance for doubtful accounts of $3,716 and $819, respectively	4,828	10,574
Inventories	15,311	10,937
Aircraft and other equipment held for sale	319	700
Prepaid expenses and other current assets	5,011	3,180
Restricted cash	4,734	1,205
Deferred income taxes	6,711	10,633
Total current assets	86,629	58,764

AIRCRAFT AND OTHER EQUIPMENT—Net	727,030	547,717

OTHER ASSETS	97,739	42,105

GOODWILL	13,335	13,335

TOTAL	$924,733	$661,921

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$32,046	$24,667
Subordinated note payable to affiliate		20,392
Accounts payable	5,345	7,061
Accounts payable—affiliated company		1,013
Fair value of interest rate hedge	5,816
Accrued liabilities	63,248	43,288
Total current liabilities	106,455	96,421

LONG-TERM DEBT—Less current portion	586,629	437,608

DEFERRED CREDITS	18,819	19,542

DEFERRED INCOME TAXES	54,998	42,595

Total liabilities	766,901	596,166

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; one vote per share; 75,000,000
shares authorized; 25,508,756 and 20,000,000 shares issued and outstanding, respectively	26	20
Additional paid-in capital	67,488	8,270
Warrants	11,739	5,067
Accumulated other comprehensive loss	(3,588)
Accumulated earnings	82,167	52,398
Total stockholders' equity	157,832	65,755

TOTAL	$924,733	$661,921

See accompanying notes to unaudited condensed consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
OPERATING REVENUES:
Passenger	$136,505	$107,116	$375,648	$297,981
Contract termination fee				6,000
Other	1,377	1,356	6,123	4,318

Total operating revenues	137,882	108,472	381,771	308,299

OPERATING EXPENSES:
Wages and benefits	25,816	21,511	73,883	54,240
Aircraft fuel	29,220	19,219	76,536	55,345
Landing fees	5,102	4,379	14,475	11,620
Aircraft and engine rent	16,828	14,601	49,043	43,809
Maintenance and repair	13,828	10,493	39,363	30,152
Insurance and taxes	3,298	3,349	9,124	9,670
Depreciation and amortization	8,452	6,334	23,429	16,526
Impairment loss and accrued aircraft return costs		9,460		10,160
Other	12,273	7,581	28,212	20,280

Total operating expenses	114,817	96,927	314,065	251,802

OPERATING INCOME	23,065	11,545	67,706	56,497

OTHER INCOME (EXPENSE):
Interest expense:
Non-related party	(6,541)	(5,647)	(17,984)	(14,503)
Related party		(422)	(652)	(1,217)
Other income:
Non-related party	139	57	288	233
Related party	78	92	257	187

Total other income (expense)	(6,324)	(5,920)	(18,091)	(15,300)

INCOME BEFORE INCOME TAXES	16,741	5,625	49,615	41,197

INCOME TAX EXPENSE	6,696	2,515	19,846	16,744

NET INCOME	10,045	3,110	29,769	24,453

PREFERRED STOCK DIVIDENDS	0	0	0	(169)

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$10,045	$3,110	$29,769	$24,284

BASIC NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS
PER SHARE	$0.39	$0.15	$1.32	$1.21

DILUTED NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS
PER SHARE	$0.38	$0.15	$1.28	$1.17

See accompanying notes to unaudited condensed consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2004	2003
NET CASH PROVIDED BY OPERATING ACTIVITIES	$88,672	$75,262

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(27,897)	(32,727)
Proceeds from sale of spare aircraft equipment	672	559
Aircraft deposits and other	(65,293)	(7,868)
Aircraft deposits returned	15,883	12,412

NET CASH FROM INVESTING ACTIVITIES	(76,635)	(27,624)

FINANCING ACTIVITIES:
Payments on long-term debt	(17,862)	(28,114)
Repayment of subordinated note payable to affiliate	(20,499)
Proceeds from common stock offering, net	58,172
Payments on redemption of redeemable preferred stock of subsidiary		(5,368)
Payments of debt issue costs	(1,771)	(1,272)
Other	(1,897)	(3,119)

NET CASH FROM FINANCING ACTIVITIES	16,143	(37,873)

NET CHANGES IN CASH AND CASH EQUIVALENTS	28,180	9,765

CASH AND CASH EQUIVALENTS—Beginning of period	21,535	3,399

CASH AND CASH EQUIVALENTS—End of period	$49,715	$13,164

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID (REFUNDED) FOR INTEREST AND INCOME TAXES:
Interest paid, net of amount capitalized	$17,039	$11,154
Income taxes paid (refunded)	(316)	1,195

NON-CASH TRANSACTIONS:
Conversion of accrued interest to subordinated note payable to affiliate	107	1,512
Aircraft, inventories, and other equipment purchased through financing arrangements	174,261	227,117
Warrants issued	6,672	1,224
Fair value of interest rate hedge	(5,816)

See accompanying notes to unaudited condensed consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share and per share amounts)

1.    Basis of Presentation

The unaudited condensed consolidated financial statements of Republic Airways Holdings Inc. (the "Company") as of September 30, 2004 and for the three months and nine months ended September 30, 2004 and 2003 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Prospectus dated May 26, 2004.

2.    Risk Management

In anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, the Company entered into eight treasury lock agreements in April 2004 with notional amounts totaling $253,500 and a weighted average interest rate of 4.23% with expiration dates from July 2004 through March 2005. In addition, the Company entered into six treasury lock agreements in August 2004 with notional amounts totaling $120,000 and a weighted average interest rate of 4.80% with expiration dates from September 2004 through June 2005. Management designated the treasury lock agreements as cash flow hedges of forecasted transactions. The treasury lock agreements will be settled at each respective settlement date, which are expected to be the purchase dates of the respective aircraft. The Company settled three agreements during the three months ended September 30, 2004 and the net amount paid was $163. Any amount paid or received on the settlement date will be amortized or accreted to interest expense over the term of the respective aircraft debt. As of September 30, 2004, the fair value of the treasury locks was $(5,816) based on quoted market values.

3.    Comprehensive Income

Comprehensive income includes changes in the fair value of interest rate hedges that qualify as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. For the three and nine months ended September 30, 2004, the Company recorded a fair value unrealized loss in comprehensive income of $3,588, net of tax. The difference between net income and comprehensive income for the three and nine months ended September 30, 2004 and 2003 is detailed in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$10,045	$3,110	$29,769	$24,284

Unrealized losses on derivative instruments, net of tax	(9,768)		(3,588)
Total other comprehensive income	277	3,110	26,181	24,284

Comprehensive income	$277	$3,110	$26,181	$24,284

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

SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation, requires disclosing the effects on net income available for common stockholders and net income available for common stockholders per share under the fair value method for all outstanding and unvested stock awards, as if the fair value based method had been applied to all outstanding and unvested stock awards in each period. The amounts are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income available for common stockholders, as reported	$10,045	$3,110	$29,769	$24,284

Add: Stock-based employee compensation expense determined
under the intrinsic value based method, net of tax	32	32	97	97
Deduct: Stock-based employee compensation expense
determined under the fair value based method, net of tax	(106)	(84)	(221)	(254)
Pro forma net income available for common stockholders	$9,971	$3,058	$29,645	$24,127
Pro forma net income available for common stockholders
per share:
Basic	$0.39	$0.15	$1.31	$1.21
Diluted	$0.38	$0.15	$1.28	$1.16

The fair value of options granted were estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: 0% to 3% dividend yield; risk-free interest rates ranging from 2.0% to 6.7%; volatility of 40% to 50%; and an expected life of 4 to 6.5 years. The pro forma amounts are not representative of the effects on reported earnings for future years.

5.    Net Income Available for Common Stockholders Per Share

Net income available for common stockholders per share is based on the weighted average number of shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Weighted-average common shares outstanding for basic net
income available for common stockholders per share	25,508,756	20,000,000	22,619,291	20,000,000

Effect of dilutive employee stock options	694,451	821,534	599,773	826,546
Adjusted weighted-average common shares outstanding and
assumed conversions for diluted net income available for
common stockholders per share	26,203,207	20,821,534	23,219,064	20,826,546

Employee stock options and warrants of 4,952,400 and 2,340,000 for the three months ended September 30, 2004 and 2003, respectively, and 3,452,400 and 2,340,000 for the nine months ended September 30, 2004 and 2003, respectively, are not included in the calculation of diluted net income available for common stockholders per share due to their anti-dilutive impact.

6.    Debt

During the nine months ended September 30, 2004, the Company acquired 11 aircraft through debt financing. The debt was obtained from a bank and the aircraft manufacturer for fifteen year terms at interest rates ranging from 4.31% to 6.85%. The total debt incurred for the 11 aircraft was $174,300.

The Company repaid the subordinated note payable to the majority stockholder of $1,400 in April 2004 and the remaining balance of $19,100 in June 2004. The June payment was made using proceeds from the common stock offering.

7.    Commitments and Contingencies

The Company’s aircraft commitments under the code share agreements and firm orders and options with the aircraft manufacturer are shown below as of September 30, 2004 and as subsequently amended:

	Commitments as of
	September 30, 2004

Aircraft Commitments per Code Share Agreements:	Delta	United	Total
ERJ 145	10		10
ERJ 170		21	21
Total	10	21	31

	Commitments as of
	September 30, 2004

	Firm
Aircraft Orders with Aircraft Manufacturer:	Orders	Options	Total
ERJ 145	12	34	46
ERJ 170	21	27	48
Total	33	61	94

The Company has increased the commitment for ERJ-170 aircraft for United by exercising three additional options with Embraer and agreeing to take delivery prior to June 30, 2005. The amendment to the Embraer purchase agreement was on entered into on September 29, 2004. The aggregate current list price for the 33 aircraft on firm orders is $766,200. The Company has commitments from the aircraft manufacturer and a third party to obtain financing for all 33 firm aircraft orders. These commitments are subject to customary closing conditions. In addition, subsequent to having financed five aircraft, of the 10 aircraft financing commitment under the third party agreement, the Company is required to have a consolidated balance for cash and cash equivalents of not less than $40.0 million on the closing date for the financing of the remaining five aircraft.

During the nine months ended September 30, 2004, the Company made aircraft deposits in accordance with the aircraft commitments of $65,300. The aircraft deposits are included in Other Assets. All payments were made from cash generated from operations and proceeds from the common stock offering.

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

9.    Accrued Aircraft Return Costs

The changes in the accrued aircraft return costs are as follows for the nine months ended September 30, 2004:

	Reserve at		Reserve at
	December 31,	2004	September 30,
Description of Charge	2003	Payments	2004
Aircraft return costs:
Rent differential	$6,740	$(3,985)	$2,755
Costs to return aircraft	900	(410)	490
Maintenance agreement	2,952		2,952
Total	$10,592	$(4,395)	$6,197

10.    Equity Transactions

In March 2004, Chautauqua agreed to place eight additional aircraft into service for Delta and, in accordance with the Delta code-share agreement, the Company issued Delta a warrant to purchase 480,000 shares of common stock. The warrant is fully vested and exercisable until March 10, 2014, subject to certain restrictions during the common stock offering registration process. The exercise price for the common stock that may be purchased by Delta pursuant to this warrant is $12.35 (95% of the common stock offering price of $13 per share). The Company recorded a deferred charge of $912 based upon an option pricing model that considered continuous compounding of dividends using an estimated fair value of the Company's stock price on the grant date, an estimated dividend yield, a risk-free interest rate commensurate with the warrant term, volatility of 40% and an expected life of 10 years. This charge will be amortized over the term of the code-share agreement as a reduction of passenger revenue as the eight additional aircraft are placed into service beginning in 2005.

In June 2004, the Company completed its initial public stock offering. The Company issued 5,000,000 shares of common stock at $13 per share. The net proceeds provided by this offering were $58,200, before the repayment of debt.

In connection with the common stock offering, the Company issued Delta a warrant to purchase 1,500,000 shares of common stock. The warrant is fully vested and exercisable until June 2, 2014. The exercise price for the common stock that may be purchased by Delta pursuant to this warrant is $12.35 (95% of the common stock offering price of $13 per share). The Company recorded a deferred charge of $5,760 based upon an option pricing model that considered continuous compounding of dividends using an estimated fair value of the Company's stock price on the grant date, an estimated dividend yield, a risk-free interest rate commensurate with the warrant term, volatility of 40% and an expected life of 10 years. This charge is being amortized through 2014 as a reduction of passenger revenue.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. Republic Airways Holdings Inc. (the “Company”) may, from time to time, make written or oral forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements encompass the Company’s belief, expectations, hopes or intentions regarding future events. Words such as “may,” “will,” “should,” “expect,” “plan,” ‘intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other terminology to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof and are based on information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, among others, that: Republic Airways is dependent on its code-share relationships with its major partners; US Airways has filed for bankruptcy and they may reject or modify our contract with them in which event our results of operations could be materially adversely affected ;terrorist attacks have harmed Republic Airways’ business in the past and may harm its business in the future; Republic Airways’ code-share agreements with United and/or US Airways will be terminated if United and/or US Airways does not emerge from bankruptcy; One or more of Republic Airways' code share partners may file a bankruptcy petition; Republic Airline, a wholly owned subsidiary, requires an operating certificate before it can commence flying operations; if the financial strength of any of Republic Airways’ code-share partners decreases, Republic Airways’ financial strength is at risk; Republic Airways’ code-share partners may expand their direct operation of regional jets thus limiting the expansion of Republic Airways’ relationship with them; any labor disruption or labor strikes would adversely affect Republic Airways’ ability to conduct its business; Republic Airways’ current growth plans may be materially affected by substantial risks, some of which are outside of Republic Airways’ control; Republic Airways’ code-share partners may be restricted in increasing the level of business that they conduct with Republic Airways, thereby limiting its growth; Republic Airways’ fleet expansion program will require a significant increase in Republic Airways’ leverage and the financing it requires may not be available on favorable terms or at all; Republic Airways depends on Embraer to supply Republic Airways with the aircraft it requires to expand; reduced utilization levels of Republic Airways’ aircraft under the fixed-fee agreements would adversely impact its revenues and earnings; increases in Republic Airways’ labor costs, which constitute a substantial portion of Republic Airways’ total operating costs, will directly impact Republic Airways’ earnings; Republic Airways’ business could be harmed if Republic Airways loses the services of its key personnel; Republic Airways may experience difficulty finding, training and retaining employees; Republic Airways flies and depends upon Embraer regional jets and Republic Airways’ business is at risk if it does not receive timely deliveries of aircraft or if the public negatively perceives Republic Airways’ aircraft; Republic Airways is at risk of losses stemming from an accident involving any of its aircraft; Republic Airways will be controlled by Wexford Capital as long as they own or control a majority of its common stock, and they may make decisions with which other stockholders disagree; Republic Airways may have conflicts of interest with Wexford Capital, and because of their controlling ownership, Republic Airways may not be able to resolve these conflicts on an arm’s length basis; the airline industry has been subject to a number of strikes which could affect Republic Airways’ business; the airline industry is highly competitive; airlines are often affected by certain factors beyond their control, including weather conditions which can affect their operations; the airline industry has recently gone through a period of consolidation and transition; consequently, Republic Airways has fewer potential partners; and the airline industry is heavily regulated. A further discussion of these risks is contained in our recent Registration Statement on Form S-1, file no. 333-84092.  As used herein, "unit cost" means operating cost per Available Seat Mile (ASM).

Overview

The Company is a holding company that operates Chautauqua Airlines, Inc. (“Chautauqua”) and Republic Airline Inc. (“Republic”). Chautauqua is a regional airline offering, as of September 30, 2004, scheduled passenger service on approximately 650 flights daily to 70 cities in 30 states, the District of Columbia, Canada and the Bahamas pursuant to code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), US Airways, Inc. (“US Airways”), Delta Air Lines, Inc. (“Delta”) and United Air Lines, Inc. (“United”). Currently, all of Chautauqua's flights are operated as US Airways Express, AmericanConnection, Delta Connection and United Express, providing US Airways, American, Delta and United with portions of their regional service, including service out of their hubs in Boston, Dallas/Fort Worth, Indianapolis, New York, Orlando, Philadelphia, Pittsburgh, Washington, D.C., St. Louis and Chicago. In February 2004, each of Chautauqua and Republic Airline entered into separate code-share agreements with United Air Lines, Inc. As of September 30, 2004, pursuant to the agreement between Chautauqua and United, Chautauqua has placed into service for United nine regional jets serving such routes as United has designated as United Express flights. In July 2004, both Chautauqua and Republic amended their code-share agreements with United, and Chautauqua believes it will begin flying for United 70-seat regional jets, on a temporary basis, beginning October 2004. Upon certification, Republic will operate these aircraft for United. The Company has increased the commitment for ERJ-170 aircraft for United by exercising three additional options with Embraer and agreeing to take delivery prior to June 30, 2005. The amendment to the Embraer purchase agreement was entered into on September 29, 2004. On September 12, 2004, US Airways filed a petition for Chapter 11 bankruptcy protection. An allowance for doubtful accounts for pre-petition receivables due from US Airways of $3.2 million was recorded at September 30, 2004. The Company continues to operate its normal flight schedule. Our ASM’s have grown 29.7% for the nine months period ended September 30, 2004 compared to the nine months period ended September 30, 2003. As of September 30, 2004, Chautauqua's fleet consisted of 98 Embraer regional jets ranging in capacity from 37 to 70 seats.

The Company has long-term, fixed-fee code-share agreements with each of our partners that are subject to our maintaining specified performance levels. Pursuant to these fixed-fee agreements, which provide for minimum aircraft utilization at fixed rates, we are authorized to use our partners' two-letter flight designation codes to identify our flights and fares in our partners' computer reservation systems, to paint our aircraft in the style of our partners, to use their service marks and to market ourselves as a carrier for our partners. In addition, in connection with a marketing agreement among Delta, Continental Airlines and Northwest Airlines, certain of the routes that we fly using Delta's flight designator code are also flown under Continental's or Northwest's designator codes. The Company believes that fixed-fee agreements reduce our exposure to fluctuations in fuel prices, fare competition and passenger volumes. Our development of relationships with multiple major airlines has enabled us to reduce our dependence on any single airline and allocate our overhead more efficiently, allowing us to reduce the cost of our services to our major airline partners. For the nine months ended September 30, 2004, US Airways accounted for 43% of our operating revenues, Delta accounted for 35% of our operating revenues, American accounted for 19% of our operating revenues and United accounted for 3% of our operating revenues. In February 2003, we and America West mutually agreed to terminate our code-share agreement and we concurrently agreed with Delta to allocate the aircraft previously designated for America West to Delta.

Certain Statistical Information

	Operating Expenses per ASM in cents
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Wages and benefits	2.32	2.29	2.31	2.21
Aircraft fuel	2.63	2.05	2.40	2.25
Landing fees	0.46	0.47	0.45	0.47
Aircraft and engine rent	1.51	1.56	1.54	1.78
Maintenance and repair	1.25	1.12	1.23	1.22
Insurance and taxes	0.30	0.35	0.29	0.39
Depreciation and amortization	0.76	0.68	0.73	0.67
Impairment loss and accrued aircraft return costs		1.01		0.41
Other	1.10	0.81	0.89	0.83
Total operating expenses	10.33	10.34	9.84	10.23

Interest expense	0.59	0.65	0.58	0.64

Total operating expenses and interest expense	10.92	10.99	10.42	10.87

The following table sets forth the major operational statistics and the percentage-of-change for the periods identified below:

	Three Months Ended September 30,			Nine Months Ended September 30,
		Increase/			Increase/
		(Decrease)			(Decrease)
	2004	2003-2004	2003	2004	2003-2004	2003
Revenue passengers	1,629,478	29.3%	1,260,068	4,401,175	33.5%	3,296,255
Revenue passenger miles (1)	746,288,445	24.3%	600,212,689	2,106,406,401	35.8%	1,551,653,525
Available seat miles (2)	1,111,570,563	18.6%	937,521,173	3,192,133,617	29.7%	2,461,755,736
Passenger load factor (3)	67.1%	3.1 pts	64.0%	66.0%	3.0 pts	63.0%
Cost per available seat mile (cents) (4)	10.92	(0.6%)	10.99	10.42	(4.1%)	10.87
Average price per gallon of fuel (5)	95.46¢	18.4¢	77.10¢	88.58¢	3.7¢	84.86¢
Fuel gallons consumed	30,609,835	22.8%	24,926,879	86,402,420	32.5%	65,216,770
Block hours (6)	84,765	22.1%	69,427	239,417	31.2%	182,470
Average length of aircraft flight (miles)	451	(4.4%)	472	471	1.3%	465
Average daily utilization of each aircraft (hours) (7)	10:21	0.5%	10:18	10:34	4.9%	10:05
Actual aircraft in service at end of the period	96	23.1%	78	96	23.1%	78

(1) Revenue passenger mile is the number of scheduled miles flown by revenue passengers.
(2) Available seat miles is the numbers of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(3) Revenue passenger miles divided by available seat miles.
(4) Total operating and interest expenses divided by available seat miles.
(5) Cost of aircraft fuel, including fuel taxes and into-plane fees.
(6) Hours from takeoff to landing, including taxi time.
(7) Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Operating revenue in 2004 increased by 27.1%, or $29.4 million, to $137.9 million in 2004 compared to $108.5 million in 2003. The increase was due to the additional regional jets added to the fixed-fee flying. In addition to adding two Embraer 170 regional jets that will go into revenue service in October 2004, eighteen additional regional jets were placed into service since September 30, 2003. Three were added for Delta, six were added for US Airways and nine were added for United.

Total operating and interest expenses increased by 17.8% or $18.4 million, to $121.4 million in 2004 compared to $103.0 million in 2003 due to the increase in flight operations. The unit cost on total operating and interest expenses, (as measured by ASMs), excluding fuel charges decreased 7.3% to 8.3¢ for 2004. Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 20.0%, or $4.3 million, to $25.8 million for 2004 compared to $21.5 million for 2003. The increase is due to a 23.6% increase in full time equivalent employees to support the increased regional jet operations, normal annual wage increases, a new pilot contract, and an increase in the cost of providing employee benefit plans. These increases were offset by the effect of a one-time charge related to the signing of an amended pilot contract recorded in 2003. The cost per available seat mile remained unchanged at 2.3¢.

Aircraft fuel expense increased 52.0%, or $10.0 million, to $29.2 million for 2004 compared to $19.2 million for 2003 due to a 22.8% increase in fuel consumption and a 23.8% increase in fuel price. The average price per gallon was 95¢ in 2004 and 77¢ in 2003. The fixed-fee agreements with US Airways and United provide for a direct reimbursement of fuel costs. The fixed-fee agreements with American and Delta protect us from future fluctuations in fuel prices, as any difference between the actual cost and assumed cost included in the fixed fees is paid to or reimbursed by American and Delta. The unit cost increased by 28.3% to 2.6¢ in 2004 compared to 2.0¢ in 2003 due primarily to the increase in the average fuel price.

Landing fees increased by 16.5%, or $0.7 million, to $5.1 million in 2004 compared to $4.4 million in 2003. The increase is due to a 23.1% increase in departures, offset by a decline in the average landing fee rate charged by airports we serve. Our fixed-fee agreements with US Airways, United and Delta provide for a direct reimbursement of landing fees. Any difference between the actual cost and assumed cost included in the fixed-fees paid by American is paid to or reimbursed by American. The unit cost remained unchanged at 0.5¢.

Aircraft and engine rent increased by 15.3%, or $2.2 million, to $16.8 million in 2004 compared to $14.6 million in 2003 due to the addition of eight leased regional jets since September 2003. The unit cost decrease to 1.5¢ for 2004 compared to 1.6¢ for 2003 is attributable to the increase in capacity from the regional jet operations and because we lease financed only eight of the 18 aircraft added to the fixed-fee flying since September 30, 2003.

Maintenance and repair expenses increased by 31.8%, or $3.3 million, to $13.8 million in 2004 compared to $10.5 million for 2003 due to the increase in flying of the regional jets, an increase in the number of heavy airframe inspections and an increase in aircraft not covered under warranty. The unit cost increased to 1.2¢ in 2004 compared to 1.1¢ in 2003.

Insurance and taxes were unchanged at $3.3 million in 2004. Insurance rates declined during 2004 which offset a higher level of aircraft property taxes. Unit cost decreased to 0.3¢ in 2004 compared to 0.4¢ in 2003.

Depreciation and amortization increased 33.4%, or $2.1 million, to $8.5 million in 2004 compared to $6.3 million in 2003 due to additional depreciation on aircraft purchased since September 30, 2003. Of the 12 regional jets purchased since September 30, 2003, (which includes 2 Embraer 170 regional jets), nine were subject to depreciation during the quarter. The cost per available seat mile increased to 0.8¢ in 2004 compared to 0.7¢ in 2003.

During 2003, an additional charge for accrued aircraft return costs of $9.5 million was recorded. This charge consisted of a provision for the estimated liability of $6.7 million to the lessor of the Saab 340 aircraft for future rent payments on 18 aircraft and an additional provision of $3.1 million for contractual maintenance obligations to a third party. These amounts were offset by $0.3 million for a reduction in the provision for aircraft return costs.

Other expenses increased 61.9%, or $4.7 million, to $12.3 million in 2004 from $7.6 million in 2003, due to an increase in bad debt reserves (primarily US Airways), increased pilot training costs, and higher crew related and administrative expenses to support the growing regional jet operations. The unit cost increased by 35.8% to 1.1¢ in 2004 compared to 0.8¢ in 2003.

Interest expense increased 7.8% or $0.5 million, to $6.5 million in 2004 from $6.1 million in 2003 primarily due to interest on debt related to the purchase of additional aircraft since September 30, 2003. The weighted average interest rate declined slightly to 4.9% from 5.1%. The unit cost decreased to 0.6¢ in 2004 compared to 0.7¢ in 2003.

We incurred income tax expense of $6.7 million during 2004, compared to $2.5 million in 2003. The effective tax rate for 2004 of 40.0% is higher than the statutory rate due to state income taxes and non-deductible meals and entertainment expense, primarily for our flight crews.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Operating revenue in 2004 increased by 23.8%, or $73.5 million, to $381.8 million in 2004 compared to $308.3 million in 2003. The increase was due to the additional regional jets added to the fixed-fee flying. In addition to adding two Embraer 170 regional jets that will go into revenue service in October 2004, eighteen additional regional jets were placed into service since September 30, 2003. Three were added for Delta, six were added for US Airways and nine were added for United. In February 2003, we and America West mutually agreed to terminate our code-share agreement and we concurrently allocated the aircraft previously designated for America West to Delta. The transition of these aircraft was completed during the second quarter of 2003. We recorded a breakage fee of $6.0 million from America West in the second quarter of 2003 as a result of this transaction.

Total operating and interest expenses increased by 24.4%, or $65.2 million, to $332.7 million for 2004 compared to $267.5 million during 2003 due to the increase in flight operations. The unit cost on total operating and interest expenses, (as measured by ASMs), excluding fuel charges decreased 7.0% to 8.0¢ for 2004 compared to 8.6¢ for 2003. Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 36.2%, or $19.6 million, to $73.9 million for 2004 compared to $54.2 million for 2003 due to a 27.8% increase in full time equivalent employees to support the increased regional jet operations, annual wage increases, a new pilot contract and an increase in the costs of providing employee benefits. The cost per available seat mile increased to 2.3¢ in 2004 compared to 2.2¢ for 2003.

Aircraft fuel expense increased 38.3%, or $21.2 million, to $76.5 million for 2004 compared to $55.3 million for 2003 due to a 32.5% increase in fuel consumption, and a 4.4% increase in average fuel price. The average price per gallon was 89¢ in 2004 and 85¢ in 2003. The fixed-fee agreements with US Airways and United provide for a direct reimbursement of fuel costs for regional jet operations. The fixed-fee agreements with American and Delta protect us from future fluctuations in fuel prices, as any difference between the actual cost and assumed cost included in the fixed fees is paid to or reimbursed by American and Delta. The unit cost increased by 6.7% to 2.4¢ in 2004 compared to 2.2¢ in 2003.

Landing fees increased by 24.6%, or $2.9 million, to $14.5 million in 2004 compared to $11.6 million in 2003. The increase is due to a 29.5% increase in departures, offset by a decline in the average landing fee rate charged by airports. Our fixed-fee agreements with US Airways, United and Delta provide for a direct reimbursement of landing fees. Any difference between the actual cost and assumed cost included in the fixed-fees paid by American is paid to or reimbursed by American. The unit cost remained unchanged at 0.5¢.

Aircraft and engine rent increased by 11.9%, or $5.2 million, to $49.0 million in 2004 compared to $43.8 million in 2003 due to the addition of eight leased regional jets since September 2003. The unit cost decrease of 13.5% to 1.5¢ for 2004 compared to 1.8¢ for 2003 is attributable to the increase in capacity from the regional jet operations and because we lease financed only eight of the 18 aircraft added to the fixed-fee flying since September 30, 2003.

Maintenance and repair expenses increased by 30.5%, or $9.2 million, to $39.4 million in 2004 compared to $30.2 million for 2003 due the increase in flying of the regional jets, an increase in the number of heavy airframe inspections and an increase in aircraft not covered under warranty. The unit cost remained unchanged at 1.2¢.

Insurance and taxes decreased 5.6%, or $0.5 million, to $9.1 million in 2004 compared to $9.7 million in 2003. Insurance rates declined during 2004 which more than offset the increase in flight operations and an increase in aircraft property taxes. Passenger liability and hull insurance rates obtained from commercial markets have continued to decrease since the terrorist attacks in September 2001, and the war risk coverage from the U.S. government, obtained in February 2003, was less expensive compared to commercial rates. Unit cost decreased to 0.3¢ in 2004 compared to 0.4¢ in 2003.

Depreciation and amortization increased 41.8%, or $6.9 million, to $23.4 million in 2004 compared to $16.5 million in 2003 due to additional depreciation on aircraft purchased since September 30, 2003. Of the 12 regional jets purchased since September 30, 2003, (which includes 2 Embraer 170 regional jets). The cost per available seat mile remained unchanged at 0.7¢.

During 2003, an additional charge for impairment loss and accrued aircraft return costs of $10.2 million was recorded. This charge consists of $0.8 million to reflect a further deterioration of the market value for Saab turboprop aircraft held for sale, a provision for the estimated liability of $6.7 million to the lessor of the Saab 340 aircraft for future rent payments on 18 aircraft and an additional provision of $3.0 million for contractual maintenance obligations to a third party. These amounts were offset by $0.3 million for a reduction in the provision for aircraft return costs.

Other expenses increased 39.1%, or $7.9 million, to $28.2 million in 2004 from $20.3 million in 2003, due to an increase in bad debt reserves (primarily US Airways), increased pilot training costs, and higher crew related and administrative expenses to support the growing regional jet operations. The unit cost increased to 0.9¢ in 2004 compared to 0.8¢ in 2003.

Interest expense increased 18.3% or $2.9 million, to $18.6 million in 2004 from $15.7 million in 2003 primarily due to interest on debt related to the purchase of additional aircraft since September 30, 2003. The weighted average interest rate declined slightly to 4.9% from 5.1%. The unit cost remained unchanged at 0.6¢.

We incurred income tax expense of $19.8 million during 2004, compared to $16.7 million in 2003. The effective tax rate for 2004 of 40.0% is higher than the statutory rate due to state income taxes and non-deductible meals and entertainment expense, primarily for our flight crews.

Liquidity and Capital Resources

Historically, the Company has used internally generated funds and third-party financing to meet our working capital and capital expenditure requirements. In June 2004, the Company completed its initial public common stock offering, which provided approximately $58.2 million, net of offering expenses and before the repayment of debt. As of September 30, 2004, we had $49.7 million in cash and $15.5 million available under our revolving credit facility. At September 30, 2004, we had a working capital deficit of $19.8 million.

During the nine months ended September 30, 2004, the Company acquired fifteen aircraft, of which 11 were debt-financed and four were lease-financed. The debt incurred for the four debt-financed aircraft was $174.3 million. Additionally, the Company acquired one spare aircraft engine for the ERJ-145 fleet and one spare for the ERJ-170 fleet.

Net cash from operating activities was $88.7 million for the nine months ended September 30, 2004. Net cash from operating activities is primarily net income of $29.8 million, depreciation and amortization of $23.4 million, the change in deferred income taxes of $18.7 million, and the net change in receivables and accrued liabilities.

Net cash from investing activities was $(76.6) million for the nine months ended September 30, 2004. The net cash from investing activities consists of the purchase of 11 aircraft, equipment and aircraft deposits for future deliveries. Aircraft deposits totaled $65.3 million.

Net cash from financing activities was $16.1 million for the nine months ended September 30, 2004. The net cash from financing activities included $58.2 million net cash received from stock offering proceeds, $20.4 million used to repay WexAir LLC for indebtedness, and scheduled debt payments and payments to the debt sinking fund of $21.5 million.

The Company currently anticipates that our available cash resources, cash generated from operations and anticipated third-party financing arrangements will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Aircraft Leases and Other Off-Balance Sheet Arrangements

The Company has significant obligations for aircraft that are classified as operating leases and therefore are not reflected as liabilities on our balance sheet. These leases expire between 2009 and 2020. As of September 30, 2004, our total mandatory payments under operating leases aggregated approximately $810.4 million and total minimum annual aircraft rental payments for the next 12 months under all noncancellable operating leases is approximately $69.7 million, excluding the Saab aircraft.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities and office equipment. The leases expire through 2017. As of September 30, 2004, our total mandatory payments under other non-cancelable operating leases aggregated approximately $49.0 million. Total minimum annual other rental payments for the next 12 months are approximately $4.3 million.

Purchase Commitments

The Company has substantial commitments for capital expenditures, including for the acquisition of new aircraft. We intend to finance these aircraft through long-term loans or lease arrangements, although there can be no assurance we will be able to do so.

As of September 30 2004, our code-share agreements required that we acquire (subject to financing commitments) and place into service an additional 33 regional jets over the next 12 months. The Company has increased the commitment for ERJ-170 aircraft for United by exercising three additional options with Embraer and agreeing to take delivery prior to June 30, 2005. The amendment to the Embraer purchase agreement was on made on September 29, 2004. The aircraft manufacturer’s aggregate current list price of all firm orders is $766 million.

As of September 30, 2004, the Company had firm orders for 33 regional jets, and a commitment from the aircraft manufacturer and a third party to obtain financing for all 33 of these aircraft. These commitments are subject to customary closing conditions. In addition, subsequent to having financed five aircraft, of the 10 aircraft financing commitment under the third party agreement, the Company is required to have a consolidated balance for cash and cash equivalents of not less than $40.0 million on the closing date for the financing of each of the remaining five aircraft.

    Our contractual obligations and commitments at September 30, 2004, include the following (in thousands):

	Payments Due by Period
	Less than			Over
	1 year	1-3 years	4-5 years	5 years	Total
Long-term debt	$32,046	$105,431	$78,757	$402,441	$618,675
Operating leases, excluding Saab 340 aircraft	74,008	221,934	142,652	420,785	859,379
Operating leases, Saab 340 aircraft	3,295	777			4,072
Aircraft under firm orders:
Debt-Financed (33 aircraft)	766,200				766,200
Engines under firm orders (4)	13,771				13,771
Total contractual cash obligations	$889,320	$328,142	$221,409	$823,226	$2,262,097

Our commercial commitments at September 30, 2004 include the following (in thousands):

	Expiration
	Less than
	1 year	Total
Letters of credit	$4,387	$4,387
Total commercial commitments	$4,387	$4,387

The Company anticipates cash payments for interest for the year ended 2004 to be approximately $24 million, and we do not anticipate significant tax payments in 2004.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate debt and the amount of cash and securities held. The interest rate applicable to variable rate debt may rise and increase the amount of interest expense. At September 30, 2004, 0.04% of our total long-term debt was variable rate debt, compared to 0.35% at September 30, 2003. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both our variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $1,000 in interest expense for the quarter ended September 30, 2004. As a result of this hypothetical assumption, we believe we could fund interest rate increases on our variable rate long-term debt with the increased amounts of interest income. In anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, the Company entered into eight treasury lock agreements in April 2004 with notional amounts totaling $253,500,000 and a weighted average interest rate of 4.23% with expiration dates from July 2004 through March 2005. In addition, the Company entered into six treasury lock agreements in August 2004 with notional amounts totaling $120,000,000 and a weighted average interest rate of 4.80% with expiration dates from September 2004 through June 2005. As of September 30, 2004, the fair value of the treasury locks was a liability of $5,816,000 based on quoted market values.

Equity Price Risk

We recorded a deferred charge for the Delta warrants of approximately $5,760,000 in the second quarter of 2004, based upon an option pricing model that considers continuous dividend yield and dilution using an assumed initial public offering price of $13.00; an estimated dividend yield; a risk-free interest rate commensurate with the warrant term; volatility of 40%; and an expected life of ten years. The deferred charge is being amortized through 2014. The non-cash charge will be approximately $274,000 in 2004, $537,000 in 2005 and $588,000 annually thereafter. The amortization is recorded as a reduction of operating revenue.

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

Part II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

	10.1	Amendment No. 4 to Delta Connection Agreement by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc., dated as of August 12, 2004.*

	10.2	Amendment No. 2 dated July 8, 2004 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronautica S.A. (“Embraer”) and Republic Airline Inc.*

	10.3	Amendment No. 3 dated July 30, 2004 to Purchase Agreement DCT-014/2004 between Embraer and Republic Airline Inc.*

	10.4	Amendment No. 4 dated August 11, 2004 to Purchase Agreement DCT-014/2004 between Embraer and Republic Airline Inc.*

	10.5	Amendment No. 5 dated September 29, 2004 to Purchase Agreement DCT-014/2004 between Embraer and Republic Airline Inc.*

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

31.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

32.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

*
A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2 of the Commission.

	(b)	Reports on Form 8-K

Republic Airways Holdings Inc. filed one report on Form 8-K on July 22, 2004 with respect to a press release announcing its second quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: October 20, 2004	By: /s/ Bryan K. Bedford
Bryan K. Bedford
Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated: October 20, 2004	By: /s/ Robert H. Cooper
Robert H. Cooper
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

