Form 10-K
period 2004-12-31
REPUBLIC AIRWAYS HOLDINGS INC
filed 2005-03-29
CIK 1159154

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2004

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO

COMMISSION FILE NUMBER: 000-49697
__________________

REPUBLIC AIRWAYS HOLDINGS INC.
(Exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	06-1449146 (I.R.S. Employer Identification Number)

8909 Purdue Road, Suite 300, Indianapolis, Indiana 46268
(Address of principal executive offices)
(317) 484-6000
(Registrant’s telephone number, including area code)
__________________
Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, par value $.001 per share
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price of the Common Stock on the NASDAQ National Market System) June 30, 2004
was approximately $71,250,000.

Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of March 7, 2005, 32,458,756 shares of common stock were outstanding.

____________________

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. Republic Airways Holdings Inc. (the “Company”) may, from time to time, make written or oral forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements encompass our belief, expectations, hopes or intentions regarding future events. Words such as “may,” “will,” “should,” “expect,” “plan,” ‘intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other terminology to identify forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. Our results could differ materially from those anticipated in these forward-looking statements for many reasons, including, among others, the “Risk Factors” set forth herein.”

PART I
ITEM 1. BUSINESS

General

Overview

We are a holding company that operates Chautauqua Airlines, Inc. (“Chautauqua”) and Republic Airline Inc. (“Republic”). Chautauqua is a regional airline offering, as of December 31, 2004, scheduled passenger service on approximately 700 flights daily to 73 cities in 31 states and the Bahamas pursuant to code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), US Airways, Inc. (“US Airways”), Delta Air Lines, Inc. (“Delta”) and United Air Lines, Inc. (“United”). Currently, all of Chautauqua's flights are operated as US Airways Express, AmericanConnection, Delta Connection and United Express, providing US Airways, American, Delta and United with portions of their regional service, including service out of their hubs and focus cities in Boston, Chicago, Fort Lauderdale, Indianapolis, New York, Orlando, Philadelphia, Pittsburgh, Washington, D.C., and St. Louis. We established Republic Airline as our regional platform for the ERJ-170 aircraft family. In February 2004, Republic Airline entered into a code-share agreement with United Air Lines, Inc. pursuant to which Republic Airline is required to place into service for United, by June 2005, subject to delivery of aircraft from the manufacturer, 23 70-seat regional jets. These jets will fly, as United Express flights, the routes that United designates. Currently, as Republic Airline is not yet certified to fly aircraft, Chautauqua is operating 16 ERJ-170s for United. These aircraft will be flown by Republic Airline after its certification, which is expected to be received in June 2005. In January 2005, we, Delta and Republic Airline entered into a code-share agreement whereby Republic Airline will operate 16 ERJ-170s for Delta, subject to Republic Airline’s receipt of its certification.

We have long-term, fixed-fee code-share agreements with each of our partners that are subject to our maintaining specified performance levels. Pursuant to these fixed-fee agreements, which provide for minimum aircraft utilization at fixed rates, we are authorized to use our partners' two-letter flight designation codes to identify our flights and fares in our partners' computer reservation systems, to paint our aircraft in the style of our partners, to use their service marks and to market ourselves as a carrier for our partners. In addition, in connection with a marketing agreement among Delta, Continental Airlines and Northwest Airlines, certain of the routes that we fly using Delta's flight designator code are also flown under Continental's or Northwest's designator codes. We believe that fixed-fee agreements reduce our exposure to fluctuations in fuel prices, fare competition and passenger volumes. Our development of relationships with multiple major airlines has enabled us to reduce our dependence on any single airline and allocate our overhead more efficiently, allowing us to reduce the cost of our services to our major airline partners. For the year ended December 31, 2004, US Airways accounted for 41% of our operating revenues, Delta accounted for 35% of our operating revenues, American accounted for 17% of our operating revenues and United accounted for 7% of our operating revenues. In February 2003, we and America West mutually agreed to terminate our code-share agreement and we concurrently agreed with Delta to allocate the aircraft previously designated for America West to Delta.

Markets and Routes

Markets

We believe that our development of hub operations in St. Louis with American, in New York, Boston, Indianapolis, Philadelphia, Pittsburgh and Washington, D.C. with US Airways and in Orlando and Fort Lauderdale with Delta has been a principal factor in the growth of our flight operations and will facilitate implementation of our growth and operating strategy. We believe the development of hub operations in cities to be designated by United will further facilitate our growth and operating strategy. As of December 31, 2004, we offered scheduled passenger services on approximately 700 daily flights to 73 cities in 31 states and the Bahamas. The following illustrates the routes we currently fly for our code-share partners:

US Airways Express Service

AmericanConnection Service

Delta Connection Service

United Express Service

Maintenance of Aircraft and Training

Using a combination of FAA certified maintenance vendors and our own personnel and facilities, we maintain our aircraft on a scheduled and "as-needed" basis. We emphasize preventive maintenance and inspect our aircraft engines and airframes as required. Chautauqua has an agreement with Rolls-Royce to maintain the engines on our Embraer regional jet aircraft through November 2012, an agreement with Hamilton/Sunstrand to maintain the auxiliary power units, or APUs, on our Embraer regional jets through August 2009, an agreement with Honeywell to maintain the avionics on our Embraer regional jets through January 2012 and an agreement with Goodrich to maintain wheels and brakes on our Embraer regional jet aircraft through June 2014. Under these agreements, we are charged for covered services based on a fixed rate for each flight hour accumulated by the engines or airframes in our service during a month. The rates are subject to annual revisions generally based on the Bureau of Labor Statistics' labor and material indices.

We believe these agreements, coupled with our ongoing maintenance program, reduces the likelihood of unexpected levels of engine, APU and avionics maintenance expense during their term.

We have also developed an inventory of aircraft spare parts and have instituted a computerized tracking system to increase maintenance efficiency and to avoid excess inventories of spare parts.

We perform our heavy and routine maintenance projects at our facilities in Indianapolis and Columbus and we perform routine maintenance services from select line maintenance stations.

All mechanics and avionics specialists employed by us have appropriate training and experience and hold required licenses issued by the FAA. We provide periodic in-house and outside training for our maintenance and flight personnel and also take advantage of manufacturer's training programs that are offered when acquiring new aircraft.

We have an agreement with FlightSafety International to provide for aircraft simulator training for all of our pilots. We have no current plans to acquire our own simulator in the near term and believe that FlightSafety or other third party vendors will be able to provide us with adequate and cost effective simulator training to implement our growth plans.

Employees

As of December 31, 2004, we employed 2,304 full-time equivalent employees. The following is a table of our principal collective bargaining agreements and their respective amendable dates as of December 31, 2004:

Employee Group	Approximate Number of Full-Time Equivalent Employees	Representing Union	Amendable Date

Pilots	1,019	International Brotherhood of Teamsters Airline Division Local 747	October 2007
Flight Attendants	523	International Brotherhood of Teamsters Airline Division Local 210	Currently under federal mediation
Customer Service	226	International Brotherhood of Teamsters Airline Division Local 135	December 2005
Dispatchers	32	Transport Workers Union of America Local 540	February 2007

As of December 31, 2004, we had 374 maintenance technicians and other maintenance personnel, who are not currently represented by any union, and 130 administration and support personnel. Because of the high level of unionization among our employees we are subject to risks of work interruption or stoppage and/or the incurrence of additional expenses associated with union representation of our employees. In connection with our proposed acquisition of 28 additional Embraer regional jets required to meet our obligations under our code-share agreements and related expansion, we anticipate hiring approximately 750 additional employees, many of whom will be represented by a union in their employment. We have never experienced any work stoppages or other job actions and generally consider our relationship with our employees to be good.

Code-Share Agreements

Our code-share agreements with US Airways, American, Delta and United authorize us to use their two-letter flight designator codes ("US," "AA," "DL" and "UA") to identify our flights and fares in their computer reservation systems, to paint our aircraft with their colors and/or logos, to use their service marks and to market and advertise our status as US Airways Express, AmericanConnection, Delta Connection and United Express, respectively. In connection with a marketing agreement between Delta, Continental Airlines and Northwest Airlines, certain of the routes that we fly using Delta's flight designator code are also flown under Continental's or Northwest's designator codes. Under our code-share agreements with US Airways, American and Delta, we are compensated on a fixed-fee basis on all of our US Airways Express, AmericanConnection and Delta Connection flights. We are similarly compensated under our code-share agreements with United. In addition, under our US Airways, American, United and Delta code-share agreements, our passengers participate in frequent flyer programs of the major airline, and the major airline provides additional services such as reservations, ticket issuance, ground support services, slot rights and gate access.

The US Airways Code-Share Agreement

As of December 31, 2004, Chautauqua operated 35 Embraer 145 regional jets including two spare Embraer 145 regional jets for US Airways under a code-share agreement. US Airways is currently in bankruptcy, and this agreement has not yet been assumed. We continue to operate normal flight schedules for US Airways, however, contingency plans have been developed to address potential outcomes of the US Airways bankruptcy proceedings. The code-share agreement provides that Chautauqua will operate these aircraft to provide US Airways Express service between US Airways hubs and cities designated by US Airways. As of December 31, 2004, Chautauqua was providing 230 flights per day as US Airways Express between New York, Boston, Philadelphia, Pittsburgh, Indianapolis, Washington, D.C. and designated outlying cities.

US Airways provides reservation, check-in, baggage-handling, ground-support and other passenger services, landing slots, gates, tickets, baggage tags, ticket wallets and similar items with respect to such flights and also controls scheduling, ticket prices and seat inventories with respect to such flights. Under the code-share agreement, US Airways retains all passenger, cargo and other revenues associated with each flight, and is responsible for all revenue-related expenses. In exchange for providing the designated number of flights and performing our other obligations under the code-share agreement, we receive from US Airways three times each month compensation of a fixed-fee per departure, a fixed-fee per block hour flown, a fixed-fee per flight hour flown and a fixed-fee per aircraft per day. We receive an additional amount per available seat mile flown. We also receive incentives or pay penalties based upon our performance, including fleet launch performance, on-time departure performance and completion percentage rates. These incentive and penalty payments are a relatively small component of the total compensation that we are entitled to receive for each of our flights. The fixed rates that we receive from US Airways under the code-share agreement are increased at times specified in the agreement by an agreed escalation factor. Additionally, certain of our operating costs are considered "pass through" costs whereby US Airways has agreed to reimburse us the actual amount of costs we incur for these items. Fuel, landing fees, passenger catering, passenger liability insurance and aircraft property tax costs are pass through costs.

The code-share agreement terminates on March 1, 2012, unless US Airways elects to exercise its option to extend the term for three years by providing us with notice by March 1, 2011; however, US Airways may terminate the code-share agreement at any time for cause upon not less than 90 days notice and subject to our right to cure under the following conditions:

• if we fail to retain or utilize the aircraft in the manner required under the code-share agreement;

• if our flight completion factor falls below specified percentages during specified periods due to operational deficiencies that are within our control;

• if our on time departure performance falls below specified percentages during specified periods; or

• if we admit liability or are found liable for any safety infraction by the FAA that could reasonably be expected to lead to the suspension or revocation of our operating certificate or if in US Airways' reasonable opinion we are not complying in any material respect with applicable safety and operational requirements.

In addition, if there is a regulatory change that materially and adversely affects the economic value of the agreement to us or US Airways, and we are unable to agree to amendments to the code-share agreement to alleviate those regulatory changes within 30 days, the party materially and adversely affected may terminate the agreement upon not less than 90 days notice.

In general, we have agreed to indemnify US Airways and US Airways has agreed to indemnify us for any damages caused by any breaches of our respective obligations under the code-share agreement or caused by our respective actions or inactions under the code-share agreement.

US Airways pays us three times each month in advance based on agreed assumptions, which amount is reconciled at the end of the month based on actual flight activity. The code-share agreement requires US Airways to pay our fixed costs and per aircraft per day costs for a specified period of time in the event of a grounding of the Embraer regional jets as a result of a design or manufacturing defect or a strike by our employees. If we do not perform the services under the agreement due to our failure to maintain the aircraft or comply with FAA regulations, US Airways is not required to make any payments to us under the agreement during that time period. If we cannot provide services for any other reason, including a US Airways strike, US Airways is required to pay us during that time period the fixed costs, the per aircraft per day costs and an agreed upon amount per available seat mile flown based on the guaranteed minimums set forth in the agreement.

On March 15, 2005, the Company and Wexford Capital LLC, entered into an omnibus investment agreement with US Airways Group, Inc. The agreement includes provisions for the affirmation of an amended Chautauqua code-share agreement, a potential new jet service agreement with Republic Airline for the operation of ERJ-170 and ERJ-190 aircraft, a conditional $125 million dollar equity commitment and up to $110 million in asset related financing. The agreement can be terminated by the Company and Wexford Capital LLC if the Omnibus Order has not been entered by the Bankruptcy Court by April 20, 2005, and may be terminated by the Company and Wexford Capital LLC or by US Airways Group, Inc. if the closing on the issuance, sale and purchase of the new common stock of US Airways Group, Inc. is not completed by December 31, 2005.

The American Code-Share Agreement

As of December 31, 2004, Chautauqua operated 15 ERJ-140 regional jets for American under a fixed-fee code-share agreement. As of December 31, 2004, Chautauqua provided 85 flights per day as AmericanConnection between St. Louis and designated outlying cities.

American provides reservation services, tickets, baggage handling, ticket jackets and similar items with respect to such flights and also controls scheduling, ticket prices and seat inventories with respect to such flights. In exchange for providing the designated number of flights and performing our other obligations under the code-share agreement, we receive from American a fixed-fee per block hour flown in revenue service and an additional amount per passenger. We are also eligible to receive semi-annual per passenger incentives based upon on-time performance, flight completion rates, lack of complaints and correct baggage handling. Conversely, we must pay semi-annual per passenger penalties should our performance not meet minimum standards for on-time performance, flight completion rates, complaints and correct baggage handling. Under the code-share agreement, American retains all passenger, certain cargo and other revenues associated with each flight, and is responsible for all revenue-related expenses. We share revenue with American for certain cargo shipments. Additionally, certain operating costs are considered "pass through" costs and American has agreed to reimburse us the actual amount of costs we incur for these items. Fuel, landing fees, passenger catering, property and liability insurance and aircraft property costs are pass through costs. Aircraft lease payments are also considered a pass through cost, but are limited to a specified limit with respect to the first 20 aircraft put into service for American. American pays us periodically throughout the month on an agreed schedule, subject to American's right to offset amounts we owe them under the code-share agreement.

The fixed rates for each scheduled block hour that we receive from American under the code-share agreement have been determined through the term of the code-share agreement, subject to certain revisions and an agreed annual escalation rate. In March 2003, we agreed to a one-time waiver of certain escalations in exchange for American's termination of a warrant to purchase shares of our common stock that we had previously issued to American. In addition, in October 2003, we agreed to grant American a one-time waiver of certain escalations and economic concessions in the form of a monthly rebate in exchange for an extension of the date of American's early termination right. Certain costs, including fuel costs, aircraft ownership and financing costs (subject to a limitation), landing fees, property and liability insurance, aircraft property taxes and de-icing costs, are "trued-up" for differences between actual costs and the assumed costs included in our fixed rates. In addition, a reconciliation payment will be made by American to us if uncontrollable cancellations exceed a specified level of scheduled block hours during any calendar quarter. We are reimbursed for all third party ground handling costs at certain airport locations, and there is a reconciliation for shared ground services between us and American. We are responsible for certain training, automation and other charges and costs.

The block hour rate we are paid varies based on the number of scheduled block hours per day to be flown in revenue service, subject to a minimum rate without regard to actual number of hours flown. This means that even if we fly less than the specified minimum number of scheduled block hours a day, we are paid as if we had flown the minimum number of block hours. The block hour rate can only be adjusted in connection with schedule changes that change the scheduled block hour utilization, but the minimum number of scheduled block hours cannot be changed. American has agreed to schedule the aircraft under the code-share agreement for no less than the specified minimum number of block hours per aircraft per day on average.

Under the terms of the code-share agreement, we are required at specified locations to provide ground support and other passenger services at our expense, and American is required to provide those services at their expense at other locations. At the hub in St. Louis, we are responsible for providing gate operations, security and leasing facilities (which are leased from American), and American is responsible for providing ticketing services and de-icing for the aircraft. Certain costs of personnel training are shared with American.

The code-share agreement provides that, during its term, we will provide regional airline services exclusively for American at the St. Louis hub and within 50 statute miles of that hub, and we are prohibited from providing competing regional hub services at Memphis, Nashville and Kansas City. This means that, without American's consent, we are prohibited from operating flights under our own code or on behalf of any other air carrier providing hub services in or out of these airports. In addition, during the term of the agreement, we are prohibited from operating any of our aircraft subject to the code-share agreement on behalf of any other carrier. Otherwise, the agreement does not prohibit us from flying aircraft on behalf of other airlines utilizing the airport facilities of those airlines or other airport facilities that we may obtain in the future.

At any time that Chautauqua enters into an agreement with a third party for code-share using ERJ-140 aircraft, Chautauqua must offer American the right, on an all or nothing basis, to amend the code-share agreement to incorporate the terms of the agreement with the third party. However, this provision does not apply to our existing arrangements with US Airways to supply additional aircraft. If American elects to incorporate the terms of the agreement with the third party, those terms will govern all of the aircraft covered by the code-share agreement. If Chautauqua reaches an agreement in principle with a third party to provide service using an aircraft other than an ERJ-140 aircraft, Chautauqua is required to offer the right of first refusal to American on a one time basis to enter into that agreement. American can only exercise their right of first refusal on an all or nothing basis, and American must have previously exercised, or agree to exercise, all of its outstanding options for aircraft under the terms of the existing code-share agreement.

Should Chautauqua have aircraft in excess of our operational needs, Chautauqua has granted American a right of first refusal to use those aircraft pursuant to the terms of the code-share agreement. In addition, should American require more than 25 regional jets to fly under its AmericanConnection code out of St. Louis, American has agreed to grant us a right of first refusal to supply up to five ERJ-140 aircraft.

Under the code-share agreement, we are required to have specified terms in the leases of our aircraft. These terms include a limit on the minimum term of the lease, a clause permitting assignment to American without penalty and under identical terms, certain return conditions and a purchase option on terms acceptable to American. We also cannot amend any of the leases without American's prior consent, such consent not to be unreasonably withheld.

If American terminates the code-share agreement for cause, American has a call option to require that Chautauqua assign to American all of its rights under the leases of aircraft, and to lease to American the aircraft to the extent Chautauqua owns them, used at that time under the code-share agreement. If American exercises their call option, Chautauqua is required to pay certain maintenance costs in transferring the aircraft to American's maintenance program.

If American terminates the code-share agreement without cause, Chautauqua has the right to put the leases of the aircraft, or to lease the aircraft to them to the extent owned by Chautauqua, used under the code-share agreement to American. American also has a call option to require Chautauqua to assign to American these leases. If Chautauqua exercises its put or American exercises their call, both parties are obligated to implement a schedule to terminate the code-share agreement in an orderly fashion and transition the aircraft from us to American. With the exception of performance incentives, which are deemed inapplicable during such transition, the term of the code-share agreement is deemed to continue during the transition period. Moreover, Chautauqua would be entitled to receive payments of fixed costs and reimbursement of pass-through costs during such period.

The term of the American code-share agreement continues until February 1, 2013. American may reduce the term by one year each time that we fail to achieve an agreed performance level. American may only exercise this right three times during the term of the code-share agreement. The agreement may be subject to termination for cause prior to that date under various circumstances including:

• a change in the regulations governing air carriers that materially affects the rights and/or obligations of either party, subject to negotiation of amendments to the code-share agreement or third party mediation;

• if we or American become insolvent or fail to pay our debts as they become due, the other party may terminate the agreement subject to five business days notice and rights of assurance;

• failure by us or American to perform the material terms, covenants or conditions of the code-share agreement (which includes the American standards of service), subject to 30 day notice and cure rights;

• if we or American fail to make a payment when due, subject to five business days notice and cure rights;

• if either party suspends or is required to suspend its operations due to any safety reason, the other party may terminate the agreement on five days notice;

• if American, in its reasonable discretion, determines that we materially breached a representation or warranty to them that creates a serious and imminent threat to the safe operation of AmericanConnection services, American may immediately terminate the code-share agreement;

• if our President and CEO is replaced, American has the right to terminate the agreement if it does not approve of the replacement CEO; however, American cannot unreasonably withhold its approval;

• if we fail to achieve specified levels of operating performance in completion factor, on-time arrivals, customer complaints and baggage, American may terminate the agreement, subject to corrective action plan and adherence to such plan;

• if we fail to represent the American brand favorably (subject to certain standards and conditions), American may terminate the agreement; or

• if either party assigns, by operation of law or otherwise, the code-share agreement without the written consent of the other party, subject to five days notice and cure rights, or if we enter into any merger, sale or acquisition of all or substantially all of our assets or a majority of our outstanding voting interests with an air carrier other than an entity that is under common control with us.

American may terminate the code-share agreement without cause upon 180 days notice, provided that such notice may not be given prior to September 30, 2008. If American exercises this right, it is required to reimburse us for certain deferred costs and we and American have certain "put" and "call" rights with respect to the aircraft we operate for them.

If American terminates the code-share agreement for any reason prior to September 30, 2008, or we terminate the code-share agreement prior to September 30, 2008, due to a breach of the agreement by American, American has agreed to reimburse us for certain price concessions that we granted American.

In general, we have agreed to indemnify American and American has agreed to indemnify us for any damages caused by any breaches of our respective obligations under the code-share agreement or caused by our respective actions or inactions under the code-share agreement.

    In October, 2004, in order to accommodate American with respect to its scope restrictions, we agreed to modify our Agreement with American to preclude the continued use of larger regional jets on our Chautauqua Airlines Air Carrier Operating Certificate. We have also agreed to pay American an aggregate of approximately $500,000 through February 19, 2005, in connection with our operation of ERJ-170s for United through Chautauqua instead of Republic Airline. Approximately $291,000 of this amount was paid in 2004. Additionally, we will pay approximately $36,000 per day to American for each day Chautauqua is operating any ERJ-170s after April 21, 2005. This payment will continue until Chautauqua no longer operates ERJ-170 aircraft. Consequently, we will most likely pay this daily penalty through November 2005. Also, as agreed with American, Chautauqua can fly no more than 18 ERJ-170 aircraft.

The Delta Code-Share Agreements

Chautauqua and Republic Airline have entered into separate code-share agreements with Delta.

Chautauqua

As of December 31, 2004, Chautauqua operates 15 ERJ-135 aircraft, including one spare, and 24 ERJ-145 aircraft, including one spare, for Delta under a fixed-fee code-share agreement. As of December 31, 2004, Chautauqua provided 250 flights per day as Delta Connection between Orlando, Fort Lauderdale and designated outlying cities. In connection with a marketing agreement among Delta, Continental Airlines and Northwest Airlines, certain of the routes that we fly using Delta's flight designator code are also flown under Continental's or Northwest's designator codes.

Delta provides us with reservation services, baggage handling and other ground support, tickets and similar items with respect to the flights we operate for them and Delta controls scheduling, ticket prices and seat inventories with respect to such flights. In exchange for providing the designated number of flights and performing our other obligations under the code-share agreement, we receive from Delta monthly compensation made up of a fixed-fee per block hour, a fixed-fee per flight hour, a fixed-fee per departure, a fixed-fee per scheduled aircraft per day and a fixed-fee per day. The fixed rates that we receive from Delta for a given month may be increased if we achieve a specified flight completion rate in that month. We are eligible to receive additional compensation based upon our actual completion rate and on-time arrival rate for each month. Further, for each semi-annual period during the term of the agreement, we are eligible to receive additional compensation from Delta.

Certain of our operating costs are considered "pass through" costs, whereby Delta has agreed to reimburse us the actual amount of costs we incur for these items. Fuel, engine maintenance expenses, landing fees, passenger liability insurance, hull insurance, war risk insurance, de-icing costs, and property taxes are some of the pass through costs. Aircraft rent/ownership expenses are also considered a pass through cost, but are limited to a specified amount for each type of aircraft.

The fixed rates payable to us by Delta under the code-share agreement have been determined through the term of the code-share agreement and are subject to annual revision. Certain costs, including fuel costs, aircraft ownership and financing costs (subject to limitation), landing fees, property and liability insurance, aircraft property taxes and de-icing costs, are adjusted on a monthly basis for differences between the actual costs and the assumed costs. In the event we are unable to operate the aircraft due to a strike, labor dispute, work stoppage or similar event, that is substantially within our control, or caused by some action or inaction by us or relates to the aircraft we operate for Delta, Delta is not obligated to pay us pursuant to the code-share agreement. However, if we cannot operate the aircraft due to a strike, labor dispute, work stoppage or similar event that is substantially within the control of Delta, or caused by some action or inaction by Delta, Delta shall still be obligated to pay us the fixed amounts due under the agreement, plus monthly and semi-annual incentive payments if we achieve certain milestones. If we cannot operate the aircraft due to an event that is not substantially within the control of either us or Delta, or caused by some action or inaction of either us or Delta, Delta is only obligated to pay us our fixed costs and our pass through costs during the period in which we cannot operate the flights for Delta.

Under the terms of the code-share agreement, except for (1) the aircraft Chautauqua currently operates for US Airways and American, (2) the additional aircraft allocated to US Airways and American under Chautauqua's existing code-share agreements and (3) other limited exceptions, Chautauqua has agreed to list its flights only under Delta's code during the term of our code-share agreement with them unless it obtains prior written approval from Delta. Delta granted written approval of Chautauqua's entry into a code-share agreement with United in February 2004. If Chautauqua does enter into a new code-share agreement with Delta's permission, Chautauqua remains prohibited from operating any aircraft for the new code-share partner into or out of several major metropolitan airports. During the term of the code-share agreement, Chautauqua may not operate any flights under its own flight designator code into or out of several major metropolitan airports unless that flight is flown under its code for one of our existing code-share partners and that partner remains obligated to compensate us for operating that flight.

Pursuant to the terms of the code-share agreement, Delta has the right, prior to the entrance by Chautauqua into an agreement with a third party to operate aircraft that Chautauqua previously operated for another existing code-share party for that third party or for Chautauqua, to purchase, lease or code-share (or any combination thereof) such repositioned aircraft on terms no less favorable than those offered to the third party. If Delta does not exercise this right within a specified amount of time, Chautauqua will be permitted to enter into the arrangement with the third party, but Chautauqua will be prohibited during the term of the code-share agreement with Delta from flying more than a specified number of flights per day with such repositioned aircraft into each of several major metropolitan airports without Delta's prior written consent.

For each additional aircraft put into service for Delta beyond the initial 22, Delta will receive a warrant to purchase 60,000 shares of our common stock. In accordance with this provision, on February 3, 2003 we granted Delta a warrant to purchase 720,000 shares of common stock, on October 1, 2003 we granted Delta a warrant to purchase an additional 300,000 shares of common stock and on March 10, 2004 we granted Delta a warrant to purchase an additional 480,000 shares of common stock. In December 2004, the parties agreed to reduce the amount of such warrants by 45%. In addition, in December 2004, we issued Delta a warrant for 960,000 shares in connection with Delta entering into a code-share agreement with Republic Airline.

For illustrative purposes only, we estimate that, should Delta acquire all of the common stock they are entitled to acquire under their warrants and assuming the warrant shares are 100% vested, Delta will own approximately 9.6% of our common stock.

The initial term of the code-share agreement is until May 31, 2016. At the end of the term, Delta has the right to extend the agreement for an additional five years on the same terms and conditions. If either we or Chautauqua enter into a merger where we are not the surviving entity or the ultimate beneficial ownership of the surviving entity following a merger is not substantially similar (i.e., at least 75% common ownership) to the ultimate beneficial ownership of us or Chautauqua prior to the merger (which we refer to as a merger), or if a party acquires more than 49% of our voting power or outstanding common stock or that of Chautauqua (with limited exceptions) (which we refer to as a change in control), Delta shall have the right to extend the term of the code-share agreement for an additional ten years beyond the applicable termination date of the agreement.

The agreement may be subject to early termination under various circumstances including:

• if either Delta or we file for bankruptcy, reorganization or similar action (or if any such action is imminent) or if either Delta or we make an assignment for the benefit of creditors;

• if either Delta or we commit a material breach of the code-share agreement, subject to 30 days notice and cure rights; or

• upon the occurrence of an event of force majeure that continues for a period of two or more consecutive months, subject to 30 days prior written notice to the party affected by the force majeure event.

In addition, Delta may immediately terminate the code-share agreement upon the occurrence of one or more of the following events:

• if there is a change in control of us or Chautauqua;

• if there is a merger involving us or Chautauqua;

• if Delta is unsatisfied with the product quality we are providing 30 days after it has supplied us written notice of its dissatisfaction and has proposed remedial measures;

• if we fail to maintain a specified completion rate with respect to the flights we operate for Delta during a specified period; or

• if our level of safety is not reasonably satisfactory to Delta, subject to 30 days notice and cure period.

In addition, Delta may terminate the code-share agreement at any time, with or without cause, if it provides us 180 days written notice, provided that such notice shall not be given prior to November 2009. If Delta does choose to eliminate any aircraft at that time, it may not reduce the number of aircraft in service to less than 12 during the 12-month period following the 180 day initial notice period unless it completely terminates the agreement. We refer to this as Delta's partial termination right.

If Delta exercises its partial termination right or if we terminate the code-share agreement because of Delta's bankruptcy or insolvency, a breach of the agreement by Delta or because of an event of force majeure has occurred that continues for at least two consecutive months, we may require Delta to either purchase or sublease any of the terminated aircraft we own at a specified price or to assume the lease of any aircraft that we lease. If we choose not to exercise this "put" right upon any termination by Delta, Delta has the right to require us to sell or sublease to them the terminated aircraft we own for a specified amount or to assume the leases of the terminated aircraft that we lease. Delta may also exercise this "call" right if it terminates the code-share agreement for any of the reasons set forth above.

In general, we have agreed to indemnify Delta and Delta has agreed to indemnify us for any damages caused by any breaches of our respective obligations under the code-share agreement or caused by our respective actions or inactions under the code-share agreement.

Pursuant to the agreement, Delta must give us notice if it changes the location of the hub from which we fly for them from Orlando and Fort Lauderdale to another location, except that Delta cannot change the hub location to St. Louis, Memphis, Kansas City, Nashville or any other location within 50 statute miles of St. Louis, Missouri.

Subject to the right of first refusal that Chautauqua granted to American pursuant to its code-share agreement with them, should Chautauqua receive an offer, bid or other expression of inquiry from a third party to purchase, lease, sublease, encumber or otherwise acquire any interest in, or to operate on behalf of a third party, any aircraft that it owns or leases, which we desire to accept, Chautauqua has granted to Delta a right of first refusal to acquire the aircraft which Chautauqua desires to dispose of on the same terms as those offered to us by the third party.

At any time that Chautauqua enters into an agreement in principle with a third party for a code-share (or similar) relationship using ERJ-135 or ERJ-145 aircraft, other than certain permitted amendments to our pre-existing code-share agreements, Chautauqua must offer Delta the right, on an all or nothing basis, to amend the code-share agreement to incorporate the terms of the agreement with a third party. If Delta elects to incorporate the terms of the agreement with the third party, those terms will govern all of the aircraft covered by the code-share agreement.

Republic Airline

In January 2005, Republic Airline entered into a fixed-fee code-share agreement with Delta to operate 16 ERJ-170 aircraft on terms substantially similar to those of the code-share agreement between Chautauqua and Delta. Eight of these aircraft are scheduled to be delivered and placed in service in each of 2005 and 2006, on such routes as Delta may designate. The first ERJ-170 is scheduled to be delivered in June 2005 and to be placed in service in July 2005. If Republic Airline has not received its required certification, it will be unable to place the aircraft into service in accordance with this schedule. We expect that Republic Airline will receive its required certification by the end of June 2005.

The initial term of the code-share agreement is until January 13, 2019. Delta may terminate the code-share agreement at any time, with or without cause, if it provides us 180 days written notice, provided that such notice shall not be given prior to July 2012. Republic Airline's code-share agreement with Delta provides for a partial termination right similar to the partial termination right under Delta's code-share agreement with Chautauqua, as described under "—Chautauqua" above.

The United Code-Share Agreements

Chautauqua and Republic Airline have entered into separate code-share agreements with United.

      Chautauqua

Chautauqua has entered into a fixed-fee code-share agreement with United to operate 9 ERJ-145 aircraft to provide United Express Service in markets to be determined by United.

United provides reservation, check-in, ground-support and other passenger services and also controls seat inventories. Under the code-share agreement, United retains all air fares, cargo rates, mail charges and other revenues associated with each flight, and is responsible for revenue-related expenses. In exchange for providing the designated number of flights and performing Chautauqua's obligations under the code-share agreement, Chautauqua receives from United compensation of a fixed-fee per completed block hour, fixed-fee per completed departure, fixed-fee per passenger, fixed-fee for overhead and aircraft costs, and one-time start-up costs. Chautauqua will receive incentives based upon its performance, including controllable flight completion percentage rates, on-time percentage rates, mishandled bags percentage rates, and customer responses to surveys about their intent to reuse United Express.

The fixed rates that Chautauqua receives from United under the code-share agreement are annually adjusted in accordance with an agreed escalation formula. Additionally, certain of its operating costs are considered "pass through" costs whereby United has agreed to reimburse Chautauqua the actual amount of costs it incurs for these items. Fuel and oil, landing fees, war risk insurance, liability insurance and aircraft property taxes are pass through costs.

The agreement terminates on June 30, 2014. United has the option of extending the agreement for five (5) years or less; however, the code-share agreement may be terminated by United upon 18 months prior written notice provided that such notice shall not be delivered prior to December 31, 2007. In addition, the code-share agreement may be terminated under the following conditions:

• if either party becomes insolvent, is not regularly paying its bills when due without just cause, takes any step leading to its cessation as a going concern, makes an assignment of substantially all of its assets for the benefit of creditors or a similar disposition of the assets of the business, or either ceases or suspends operations; or

• if either party fails to fulfill an obligation under the code-share agreement for a period of thirty days after written notice to cure.

United also may terminate the code-share agreement upon at least thirty days notice and subject to Chautauqua's right to cure under the following conditions:

• Chautauqua's operations fall below a certain performance level for a period of three consecutive months or for a period of six months within a twelve-month period regarding controllable flight completion, mishandled bags and on-time performance; or

• Chautauqua knowingly maintains falsified books or records or submits false reports of a material nature.

United may immediately terminate the code-share agreement if Chautauqua operates, except pursuant to preexisting agreements with US Airways and Delta, any additional regional jets or turboprop aircraft pursuant to a marketing or code-share relationship with any party other than United to provide hub service at United's hubs in Denver, Los Angeles, San Francisco, Chicago, Washington, D.C. or Seattle. Chautauqua also cannot engage or attempt to engage, on its behalf or on behalf of a third party, in the business of providing air transportation at any of United's hubs or for any carrier that has or attempts to have hub operations at any of United's hubs, or operate any additional regional jets or turboprops with any party other than United to provide hub service at United's hubs.

In addition, the code-share agreement will be terminated if:

• United's plan of reorganization in its Chapter 11 bankruptcy case is not confirmed by the bankruptcy court and United discontinues all or substantially all flight operations; or

• the case is dismissed or converted to a case under Chapter 7 of the Bankruptcy Code and United suspends or discontinues flight operations.

In the event of such termination, United will have breached the code-share agreement and Chautauqua will have certain claims for (i) administrative expenses, (ii) monies owed to (a) passengers, (b) employees and (c) third parties in connection with the manufacture, purchase, lease or financing of aircraft and maintenance equipment or services or spare parts associated with the aircraft, (iii) two year's aircraft ownership costs for each delivered aircraft and (iv) reasonable startup costs, subject to United's rights to object to the amount of the claim. In addition, Chautauqua must refund to United certain amounts it prepaid for services.

United has a call option to assume Chautauqua's ownership or leasehold interest in certain aircraft if Chautauqua wrongfully terminates the code-share agreement or if United terminates the agreement for Chautauqua's breach for any one of the following reasons:

• Chautauqua's operations fall below a certain performance level for a period of three consecutive months or for a period of six months within a 12-month period regarding controllable flight completion and on-time performance;

• Chautauqua enters into a new code-share with another airline in breach of the United code-share agreement; or

• Chautauqua's operating certificate is revoked or suspended by the FAA, for safety issues or concerns, for a period of four consecutive months.

The call option is governed by certain limitations relating to the number of aircraft for which the call option is exercised, notice requirements, indemnification in the event of a lease assumption, calculation of the purchase price in the event of a sale, payment of aircraft ownership costs, delivery of spare parts and reimbursement of prepaid rent.

If Chautauqua, Republic Airline or we enter into certain corporate transactions, including a merger, sale of substantially all of their respective or our assets, or issuance or sale of stock of Chautauqua, Republic Airline or us representing 20% beneficial ownership or voting control, then Chautauqua, Republic Airline or we, as the case may be, must grant United a right of first refusal to enter into the proposed transaction on the same or comparable terms. If Chautauqua, Republic Airline or we and United cannot agree on the terms, then Chautauqua, Republic Airline or we can enter into the transaction with a third party, but not on terms more beneficial to the third party than those that were offered to United.

In general, Chautauqua has agreed to indemnify United and United has agreed to indemnify Chautauqua for any damages caused by any breaches of each party's respective obligations under the code-share agreement or caused by each party's respective actions or inactions under the code-share agreement.

If Chautauqua is unable to deliver any aircraft on or before the last day of the month after the month that such aircraft is scheduled to be delivered, United has the option, upon giving notice to Chautauqua, to delete such aircraft from the code-share agreement.

      Republic Airline

      Republic Airline has entered into a fixed-fee code-share agreement with United to operate 23 ERJ-170 aircraft on terms substantially similar to those of the code-share agreement between Chautauqua and United. Currently, these aircraft are being operated by Chautauqua. They will be transferred to Republic Airline after Republic Airline obtains its certification.

United will pay aircraft ownership costs and reserves the right to finance any aircraft allocated for United Express services, subject to certain limitations. In addition, United will have the right to recall furloughed pilots required to be hired by Republic Airline. However, except for certain exceptions, United does not have a right to early termination of the code-share agreement. Also, United may not delete from the code-share agreement an aircraft that Republic is unable to timely deliver.

Competition and Economic Conditions

The airline industry is highly competitive. We not only compete with other regional airlines, some of which are owned by or are operated as code-share partners of major airlines, but also face competition from low-fare airlines and major airlines on some of our routes.

The principal competitive factors in the regional airline industry are fare pricing, customer service, routes served, flight schedules, aircraft types and code-share relationships. Certain of our competitors are larger and have significantly greater financial and other resources than we do. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats.

Generally, the airline industry is highly sensitive to general economic conditions, in large part due to the discretionary nature of a substantial percentage of both business and pleasure travel. In the past, many airlines have reported decreased earnings or substantial losses resulting from periods of economic recession, heavy fare discounting and other factors. Economic downturns combined with competitive pressures have contributed to a number of bankruptcies and liquidations among major and regional carriers. The effect of economic downturns is somewhat mitigated by our fixed-fee arrangements with respect to our flights. Nonetheless, the per passenger component in such fee structure would be affected by an economic downturn. In addition, if our major airline code-share partners experience longer-term decline in passenger load or are injured by low ticket prices or high fuel prices, they will likely seek to reduce our fixed-fees or cancel a number of flights in order to reduce their costs.

Government Regulation

All interstate air carriers are subject to regulation by the Department of Transportation, referred to as the DOT, the Federal Aviation Administration, or FAA, the TSA, or Transportation Security Administration and certain other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service, those of the TSA to security and those of the FAA to safety. The FAA requires operating, air worthiness and other certificates; approval of personnel who may engage in flight maintenance or operations activities; record keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. Generally, governmental agencies enforce their regulations through, among other mechanisms, certifications, which are necessary for our continued operations, and proceedings, which can result in civil or criminal penalties or revocation of operating authority. The FAA can also issue maintenance directives and other mandatory orders relating to, among other things, grounding of aircraft, inspection of aircraft, installation of new safety-related items and the mandatory removal and replacement of aircraft parts that have failed or may fail in the future.

We believe that we are operating in material compliance with FAA regulations and hold all necessary operating and air worthiness certificates and licenses. We incur substantial costs in maintaining our current certifications and otherwise complying with the laws, rules and regulations to which we are subject. Our flight operations, maintenance programs, record keeping and training programs are conducted under FAA-approved procedures.

The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Certain airports, including the major airports at Boston, Washington, D.C., Chicago, Los Angeles, San Diego, Orange County (California) and San Francisco, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. In some instances, these restrictions have caused curtailments in services or increases in operating costs, and such restrictions could limit our ability to commence or expand our operations at affected airports. Local authorities at other airports are considering adopting similar noise regulations.

Pursuant to law and the regulations of the DOT, we must be effectively controlled by United States citizens. In this regard, our President and at least two-thirds of our Board of Directors must be United States citizens and not more than 25% of our voting stock may be owned or controlled by foreign nationals (although subject to DOT approval the percent of foreign economic ownership may be as high as 49%).

Risk Factors

The following risk factors, in addition to the information discussed elsewhere herein, should be carefully considered in evaluating us and our business:

Risks Related to Our Operations

We are dependent on our code-share relationships with our major partners.

We depend on relationships created by our code-share agreements with US Airways, American, Delta and United for all of our passenger revenue. Any material modification to, or termination of, our code-share agreements with any of these partners could have a material adverse effect on our financial condition, the results of our operations and the price of our common stock. Each of the code-share agreements contains a number of grounds for termination by our partners, including our failure to meet specified performance levels. In addition, American may terminate the code-share agreement without cause upon 180 days notice, provided such notice may not be given prior to September 30, 2008. If American terminates our code-share agreement for cause, it has the right to require us to assign to them our leases of all Embraer regional jets then operating under the code-share agreement or to lease such jets to them to the extent we own them. If American terminates our code-share agreement other than for cause, we have the right to require American to assume our leases of all Embraer regional jets, or to lease such jets from us to the extent we own them, then operating under the code-share agreement. Delta may partially or completely terminate the code-share agreement with Chautauqua, with or without cause, on 180 days written notice at any time after November 2009, and may partially or completely terminate the code-share agreement with Republic Airline, with or without cause, on 180 days written notice at any time after July 2012. If Delta exercises this right under either agreement or if we terminate either agreement for cause, we have the right to require Delta to either purchase, sublease or assume the lease of aircraft leased by us with respect to any of the aircraft we previously operated for Delta under that agreement. If we choose not to exercise this right, or if Delta terminates either agreement for cause, Delta may require us to sell or sublease to them or Delta may assume the lease of aircraft leased by us with respect to any of the aircraft we previously operated for them under that agreement. United may terminate its code-share agreement with Chautauqua without cause on 18 months prior written notice, provided that such notice may not be given prior to December 31, 2007. If either Chautauqua or Republic Airline wrongfully terminates its code-share agreement, breaches certain provisions thereof or falls below certain minimum operating thresholds for three consecutive months or any six month period in a rolling 12 month period, United can assume our ownership or leasehold interests in the jets we operate for them. For a more complete description of our code-share agreements, including their termination provisions, see "Business-Code-Share Agreements."

In addition, because all of our passenger revenues are currently generated under the code-share agreements, if any one of them is terminated, our operating revenues and net income will be materially adversely affected unless we are able to enter into satisfactory substitute arrangements or, alternatively, fly under our own flight designator code, including obtaining the airport facilities and gates necessary to do so. We cannot assure you that we would be able to enter into substitute code-share arrangements, that any such substitute arrangements would be as favorable to us as the current code-share agreements or that we could successfully fly under our own flight designator code.

For the years ended December 31, 2004 and 2003, respectively, US Airways accounted for 41% and 40% of our passenger revenues, Delta accounted for 35% and 29% of our passenger revenues, American accounted for 17% and 23% of our passenger revenues, United accounted for 7% and 0% of our passenger revenues. America West accounted for 0% and 8% of our passenger revenues. In February 2003, we and America West mutually agreed to terminate our code-share agreement and we concurrently agreed with Delta to allocate the aircraft previously flown for America West to Delta. We have granted to Delta warrants to purchase an aggregate of 3,435,000 shares of our common stock, including warrants to purchase 960,000 shares of common stock. The exercise prices of these warrants range from $11.60 to $13.00 per share. In addition, beyond the 16 aircraft we are contractually committed to place into service for Delta through 2006, Delta is entitled to a warrant to purchase 60,000 shares of our common stock for each additional aircraft we place into service for them. The exercise price of each of these warrants will be the lower of the then current market price of our common stock or the average of the closing prices of our common stock for the 30 days prior to an aircraft being placed into service.

If our code-share agreement is terminated in connection with US Airways' bankruptcy or US Airways seeks to renegotiate the agreement on terms less favorable to us, our operating revenues and net income may be materially adversely affected.

In its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, US Airways reported that it had, in September 2004, filed voluntary petitions to reorganize its business under Chapter 11 of the bankruptcy code, and that the potential adverse publicity associated with its Chapter 11 filings and the resulting uncertainty regarding US Airways' future prospects may hinder its ongoing business activities and its ability to operate, fund and execute its business plan.

Except for $3.2 million which we reserved in the third quarter of 2004 for pre-petition claims, US Airways has performed under the code-share agreement since its Chapter 11 filing. Nevertheless, the agreement has not been assumed and could be terminated in its entirety in connection with the Chapter 11 proceeding, or US Airways could seek to renegotiate the agreement on terms less favorable to us. If US Airways is unable to reorganize under Chapter 11 and liquidates its assets, the agreement would be terminated. If the agreement is modified or terminated, we would remain responsible for lease payments on the aircraft previously utilized by US Airways. As a result, our financial condition, operating revenues and net income could be materially adversely affected unless we were able to enter into satisfactory substitute arrangements for the utilization of these aircraft for other code-share partners, or, alternatively, obtain the airport facilities and gates and make the other arrangements necessary to fly under our own flight designator code. We cannot assure you that we would be able to enter into substitute code-share arrangements, that any such substitute code-share arrangements would be as favorable to us as the current code-share arrangement with US Airways, or that we could, in the alternative, successfully fly under our own flight designator code.

Our code-share agreements with United will be terminated if United does not emerge from bankruptcy.

United is attempting to reorganize its business under Chapter 11 of the bankruptcy code. Under the terms of our code-share agreements with United, if United's plan of reorganization is not confirmed in its Chapter 11 bankruptcy or if its bankruptcy is converted to a liquidation under Chapter 7 of the bankruptcy code, then our code-share agreements with United will be terminated. If the agreements are terminated, we must still accept for delivery the aircraft which had not been delivered but that we would have flown for United. Although we are entitled to recoup certain expenses in connection with the aircraft, including certain fees paid to the manufacturer as well as our ownership costs of the aircraft for a transitional period of time, a termination of these agreements could have a material adverse effect on our financial condition, operating revenues and net income unless we are able to enter into satisfactory substitute arrangements for the utilization of these aircraft for other code-share partners, or, alternatively, obtain the airport facilities and gates and make the other arrangements necessary to fly under our own flight designator code. We cannot assure you that we would be able to enter into substitute code-share arrangements, that any such substitute code-share arrangements would be as favorable to us as the current code-share arrangement with United, or that we could, in the alternative, successfully fly under our own flight designator code.

Republic Airline requires an operating certificate before it can commence flying operations.

    Republic Airline has applied for, but does not yet have, an operating certificate. This certificate is required before Republic Airline can commence flying. Consequently, we will be unable to fly ERJ-170s for Delta unless Republic Airline is certified. In October, 2004, in order to accommodate American with respect to its scope restrictions, we agreed to modify our Agreement with American to preclude the continued use of larger regional jets on our Chautauqua Airlines Air Carrier Operating Certificate. We have also agreed to pay American an aggregate of approximately $500,000 through February 19, 2005, in connection with our operation of ERJ-170s for United through Chautauqua instead of Republic Airline. Approximately $291,000 of this amount was paid in 2004. Additionally, we will pay approximately $36,000 per day to American for each day Chautauqua is operating any ERJ-170s after April 21, 2005. This payment will continue until Chautauqua no longer operates ERJ-170 aircraft. Consequently, we will most likely pay this daily penalty through November 2005. Also, as agreed with American, Chautauqua can fly no more than 18 ERJ-170 aircraft. In addition, unless Republic Airline receives its certification or we acquire another Air Carrier Operating Certificate, we will be unable to execute our strategy of operating single fleet types in our operating subsidiaries. We expect that Republic Airline will receive its required certification on or before the end of August 2005. The certification process, however, is lengthy and complicated and we can give no assurance that we will meet this date. In addition, the FAA may limit how quickly we can transfer all ERJ-170 aircraft from Chautauqua to Republic Airline or another Air Carrier Operating Certificate. If Republic Airline does not receive its required certification and if the ERJ-170 aircraft are not transferred from Chautauqua to Republic Airline or another Air Carrier Operating Certificate, our financial condition, results of operations and price of our common stock could be materially adversely affected.

If the financial strength of any of our code-share partners decreases, our financial strength is at risk.

We are directly affected by the financial and operating strength of our code-share partners. In the event of a decrease in the financial or operational strength of any of our code-share partners, such partner may be unable to make the payments due to us under their code-share agreement. In addition, they may reduce utilization of our aircraft to the minimum levels specified in the code-share agreements. US Airways and United have filed to reorganize their respective businesses under Chapter 11 of the bankruptcy code. Further, Delta has announced in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, that if it fails to achieve a competitive cost structure, it will need to restructure through bankruptcy. In January 2005, Delta announced fare reductions and the elimination of certain fare restrictions. Competing airlines have responded with similar changes to their fares. We believe that a prolonged "fare war" may adversely impact the financial and operating strength of Delta and our other code-share partners. In addition, it is possible that our code-share agreement with a code-share partner that has filed for reorganization under Chapter 11 of the bankruptcy code may not be assumed in bankruptcy and could be modified or terminated. Any such event could have an adverse effect on our operations and the price of our common stock. As of March 7, 2005, Standard & Poor's and Moody's respectively, maintained ratings of WR and WR for US Airways, B- and Caa2 for AMR Corp., the parent of American, CC and Caa3 for Delta and D and WR for UAL Corp., the parent of United.

Our code-share partners may expand their direct operation of regional jets thus limiting the expansion of our relationships with them.

We depend on major airlines like US Airways, American, Delta and United electing to contract with us instead of purchasing and operating their own regional jets. However, these major airlines possess the resources to acquire and operate their own regional jets instead of entering into contracts with us or other regional carriers. For example, American and Delta have acquired many regional jets which they fly under their affiliated carriers, American Eagle, with respect to American, and Atlantic Southeast Airlines and Comair, with respect to Delta. In addition, US Airways is operating regional jets through its PSA subsidiary and its MidAtlantic Airways division. We have no guarantee that in the future our code-share partners will choose to enter into contracts with us instead of purchasing their own regional jets or entering into relationships with competing regional airlines. They are not prohibited from doing so under our code-share agreements. A decision by US Airways, American, Delta or United to phase out our contract-based code-share relationships and instead acquire and operate their own regional jets or to enter into similar agreements with one or more of our competitors could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

Any labor disruption or labor strikes would adversely affect our ability to conduct our business.

All of our pilots, flight attendants, dispatchers and customer service employees are represented by unions. Collectively, these employees represent approximately 78% of our workforce as of December 31, 2004. Although we have never had a work interruption or stoppage and believe our relations with our unionized employees are generally good, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. Our collective bargaining agreement with our flight attendant union is currently under federal mediation. We cannot accurately predict the outcome of any amendment negotiations. If we are unable to reach agreement with any of our unionized work groups on the amended terms of their collective bargaining agreements, we may be subject to work interruptions and/or stoppages. Any sustained work stoppages could adversely affect our ability to fulfill our obligations under our code-share agreements and could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

Under the terms of our jet code-share agreement with US Airways, if we are unable to provide scheduled flights as a result of a strike by our employees, they are only required to pay us for certain fixed costs for specified periods. Under the terms of the code-share agreements with American, Delta and United, none of them are required to pay us any amounts during the period our employees are on strike and we are unable to provide scheduled flights. A sustained strike by our employees would require us to bear costs otherwise paid by our code-share partners.

In addition, a labor disruption other than a union-authorized strike may cause us to be in material breach of our code-share agreements, all of which require us to meet specified flight completion levels during specified periods. Our code-share partners have the right to terminate their code-share agreements if we fail to meet these completion levels.

Furthermore, since each of our code-share partners is a significant source of revenue, any labor disruption or labor strike by the employees of any one of our code-share partners which would affect their ability to pay us under our code-share agreement could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

Our current growth plans may be materially affected by substantial risks, some of which are outside of our control.

We plan to acquire at least an additional 28 Embraer ERJ-170 regional jets by December 2006, all of which are subject to firm orders. We have financing commitments in place for 24 of these 28 aircraft. If we are incorrect in our assessment of the profitability and feasibility of our growth plans, if circumstances change in a way that was unforeseen by us or if we are unable to consummate financing for these aircraft, we may not be able to grow as planned.

Under our code-share agreements, we are obligated to place in service an additional 28 Embraer regional jets through 2006 at an aggregate cost (excluding the cost of acquiring the aircraft) to us of approximately $6.6 million. These costs, which are related to the acquisition of these aircraft, include the acquisition of related additional ground and maintenance facilities and support equipment, the employment of approximately 750 additional employees and the integration of those aircraft, facilities and employees into our existing operations.

As of December 31, 2004, we had conditional firm orders or options to purchase 95 regional jets from Embraer. If we choose to exercise options to purchase aircraft from Embraer prior to obtaining a commitment from existing or future code-share partners to place the aircraft in service, we will be obligated to purchase the aircraft from Embraer and to bear the cost of operation even if we cannot place the aircraft in service with a code-share partner, which could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

Our ability to manage our growth effectively and efficiently requires us to continue to forecast accurately our equipment needs and human resources and to continue to expend funds to improve our operating, financial and management controls, reporting systems, procurement process and procedures. In addition, we must effectively expand, train and manage our employee base, which could be costly. Our growth will place a significant strain on our management and other corporate resources. If we are unable to manage our anticipated growth effectively and efficiently, our business could be harmed.

Our growth plans may be adversely affected by our code-share agreements with American and Delta. Our American agreement requires us to provide regional airline services exclusively for American at its St. Louis hub and within 50 statute miles of that hub. This agreement also prohibits us from providing competing regional hub services at Memphis, Nashville and Kansas City and means that, without American's consent, we are prohibited from operating flights under our own flight designator code or on behalf of any other air carrier providing "hub" services in or out of these airports. Chautauqua's Delta agreement prohibits it from conducting code-share flying into several major metropolitan airports, except under its existing code-share agreements with American and US Airways. Pursuant to the terms of Chautauqua's code-share agreement with Delta, it is prohibited from operating aircraft other than for Delta except for (1) those it operates for its existing code-share partners, (2) the additional aircraft it may operate under its existing agreements and (3) aircraft subject to other limited exceptions. Furthermore, pursuant to the terms of our code-share agreements with United, except for our current code-share flying, we are prohibited from operating 50 seat or larger regional jets or turboprops from United's current hub airports. United's hub airports are Denver, Washington-Dulles, Los Angeles, Chicago-O'Hare, Seattle and San Francisco.

Our code-share partners may be restricted in increasing the level of business that they conduct with us, thereby limiting our growth.

In general, the pilots' unions of certain major airlines have negotiated collective bargaining agreements that restrict the number and/or size of regional aircraft that a particular carrier may operate. A "scope" clause in US Airways' current collective bargaining agreement with its pilots prevents US Airways from using more than 465 regional jets not flown by its pilots in its operations. This restriction does not apply to ERJ-170s. The "scope" clause prevents US Airways from using more than 60 90-seat or larger aircraft not flown by US Airways or its subsidiaries. We cannot assure you that US Airways will contract with us to fly any additional aircraft. Our ability to participate in additional regional jet flying for US Airways is subject to the further limitation that we employ furloughed US Airways pilots. Our utilization of US Airways pilots was approved by our pilots union, however, they limited their approval to 32 additional aircraft for US Airways. Thus far, we have only utilized nine of the 32 aircraft under the jets for jobs approval. A "scope" clause in American's current collective bargaining agreement with its pilots limits it from operating regional jets having 51 or more seats. A "scope" clause in Delta's current collective bargaining agreement with its pilots restricts it from operating regional jets having more than 70 seats and limits it from operating more than 125, or under certain circumstances, 150, regional jets having 70 seats.

We cannot assure you that these "scope" clauses will not become more restrictive in the future. Any additional limit on the number of regional jets we can fly for our code-share partners could have a material adverse effect on our expansion plans and the price of our common stock.

Our fleet expansion program will require a significant increase in our leverage and the financing we require may not be available on favorable terms or at all.

The airline business is very capital intensive and, as a result, many airline companies are highly leveraged. During the years ended December 31, 2003 and 2004, our mandatory debt service payments totaled $38.3 million and $47.4 million, respectively, and our mandatory lease payments totaled $63.5 million and $71.0 million, respectively. We have significant lease obligations with respect to our aircraft, which aggregated approximately $793.0 million at December 31, 2004. Our current growth strategy involves the acquisition of 28 more Embraer regional jets through 2006, all of which we will place in service for Delta and United under our existing code-share agreements with them. Embraer's current aggregate list price of these 28 Embraer regional jets is approximately $752.2 million. We expect to lease or otherwise acquire on credit a substantial portion of these Embraer regional jets, which will increase significantly our mandatory lease and debt service payments.

There can be no assurance that our operations will generate sufficient cash flow to make such payments or that we will be able to obtain financing to acquire the additional aircraft necessary for our expansion. If we default under our loan or lease agreements, the lender/lessor has available extensive remedies, including, without limitation, repossession of the respective aircraft and, in the case of large creditors, the effective ability to exert control over how we allocate a significant portion of our revenues. Even if we are able to timely service our debt, the size of our long-term debt and lease obligations could negatively affect our financial condition, results of operations and the price of our common stock in many ways, including:

• increasing the cost, or limiting the availability of, additional financing for working capital, acquisitions or other purposes;

• limiting the ways in which we can use our cash flow, much of which may have to be used to satisfy debt and lease obligations; and

• adversely affecting our ability to respond to changing business or economic conditions or continue our growth strategy.

If we need funds and cannot raise them on acceptable terms, we may be unable to realize our current plans or take advantage of unanticipated opportunities and could be required to slow our growth.

We depend on Embraer to supply us with the aircraft we require to expand.

As of December 31, 2004, we were obligated under our code-share agreements to place an additional 28 Embraer regional jets in service through 2006. All 28 of these regional jets are subject to firm orders. We have financing commitments in place for 24 of these 28 aircraft, which will be placed into service with Delta, US Airways and United upon delivery. We also have conditional firm orders or options to acquire an additional 95 regional jets that are exercisable through September 2007. We are dependent on Embraer as the manufacturer of all of these jets. Our risks in relying on a single manufacturer include:

• the possibility that Embraer could refuse, or may not be financially able, to perform its obligations under the purchase agreement for the delivery of the regional jets;

• a fire, strike or other event could occur that affects Embraer's ability to completely or timely fulfill its contractual obligations;

• the failure or inability of Embraer to provide sufficient parts or related support services on a timely basis;

• the interruption of fleet service as a result of unscheduled or unanticipated maintenance requirements for these aircraft;

• the issuance of FAA directives restricting or prohibiting the use of Embraer regional jets or requiring time-consuming inspections and maintenance; and

• the adverse public perception of a manufacturer as a result of an accident or other adverse publicity.

Any disruption or change in the delivery schedule of these Embraer regional jets would affect our overall operations and our ability to fulfill our obligations under our code-share agreements.

Further, ERJ-170 aircraft began operating in February 2004. As a new product, these aircraft have been, and may continue to be, subject to unforeseen manufacturing and/or reliability issues.

Our operations could be materially adversely affected by the failure or inability of Embraer or any key component manufacturers to provide sufficient parts or related support services on a timely basis or by an interruption of fleet service as a result of unscheduled or unanticipated maintenance requirements for our aircraft.

Reduced utilization levels of our aircraft under the fixed-fee agreements would adversely impact our revenues and earnings.

Our agreements with US Airways, American, Delta and United require each of them to schedule our aircraft to a minimum level of utilization. However, the aircraft have historically been utilized more than the minimum requirement. Even though the fixed-fee rates adjust, either up or down, based on scheduled utilization levels or require a fixed amount per day to compensate us for our fixed costs, if our aircraft are underutilized (including taking into account the stage length and frequency of our scheduled flights) we will likely lose both the opportunity to recover a margin on the variable costs of flights that would have been flown if our aircraft were more fully utilized and the opportunity to earn incentive compensation on such flights.

Increases in our labor costs, which constitute a substantial portion of our total operating costs, will directly impact our earnings.

Labor costs constitute a significant percentage of our total operating costs, and we have experienced pressure to increase wages and benefits for our employees. Under our code-share agreements, our reimbursement rates contemplate labor costs that increase on a set schedule generally tied to an increase in the consumer price index or the actual increase in the contract. We are entirely responsible for our labor costs, and we may not be entitled to receive increased payments for our flights if our labor costs increase above the assumed costs included in the reimbursement rates. As a result, a significant increase in our labor costs above the levels assumed in our reimbursement rates could result in a material reduction in our earnings. We have collective bargaining agreements with our pilots, flight attendants, customer service employees and dispatchers; our flight attendants agreement is currently amendable and under negotiation. Our customer service agents, pilots and dispatchers agreements are amendable in December 2005, October 2007 and February 2007, respectively. We cannot assure you that future agreements with our employees' unions will be on terms in line with our expectations or comparable to agreements entered into by our competitors, and any future agreements may increase our labor costs and reduce both our income and our competitiveness for future business opportunities.

Our business could be harmed if we lose the services of our key personnel.

Our business depends upon the efforts of our chief executive officer, Bryan K. Bedford, and our other key management and operating personnel. American can terminate its code-share agreement if we replace Mr. Bedford without their consent, which cannot be unreasonably withheld. We may have difficulty replacing management or other key personnel who leave and, therefore, the loss of the services of any of these individuals could harm our business. We maintain a "key man" life insurance policy in the amount of $10 million for Mr. Bedford, but this amount may not adequately compensate us in the event we lose his services.

We may experience difficulty finding, training and retaining employees.

Our business is labor-intensive. We intend to hire a large number of pilots, flight attendants, maintenance technicians and other personnel associated with our expansion plans.

The airline industry has from time to time experienced a shortage of qualified personnel, specifically pilots and maintenance technicians. In addition, as is common with most of our competitors, we have, from time to time, faced considerable turnover of our employees. Although our employee turnover has decreased significantly since September 11, 2001, our pilots, flight attendants and maintenance technicians sometimes leave to work for larger airlines, which generally offer higher salaries and more extensive benefit programs than regional airlines are financially able to offer. Should the turnover of employees, particularly pilots and maintenance technicians, sharply increase, the result will be significantly higher training costs than otherwise would be necessary. We cannot assure you that we will be able to recruit, train and retain the qualified employees that we need to carry out our expansion plans or replace departing employees. If we are unable to hire and retain qualified employees at a reasonable cost, we may be unable to complete our expansion plans, which could materially adversely affect our financial condition, results of operations and the price of our common stock.

We are at risk of losses stemming from an accident involving any of our aircraft.

While we have never had a crash over our 30 year history, it is possible that one or more of our aircraft may crash or be involved in an accident in the future, causing death or injury to individual air travelers and our employees and destroying the aircraft.

In addition, if one of our aircraft were to crash or be involved in an accident we would be exposed to significant tort liability. Passengers, or their estates, may seek to recover damages for death or injury. There can be no assurance that the insurance we carry to cover such damages will be adequate. Accidents could also result in unforeseen mechanical and maintenance costs. In addition, any accident involving an aircraft that we operate could create a public perception that our aircraft are not safe, which could result in air travelers being reluctant to fly on our aircraft and a decrease in revenues. Such a decrease could materially adversely affect our financial condition, results of operations and the price of our common stock.

We will be controlled by Wexford Capital as long as they own or control a majority of our common stock, and they may make decisions with which you disagree.

WexAir LLC, which is owned by several investment funds managed by Wexford Capital, on a fully diluted basis own beneficially approximately 59.5% of the outstanding shares of our common stock. As a result, Wexford Capital and its affiliates will control all matters affecting us, including the election of directors as long as they own or control a majority of our common stock. They may make decisions which you and other stockholders will not be able to affect by voting your shares.

We may have conflicts of interest with Wexford Capital, and because of their controlling ownership, we may not be able to resolve these conflicts on an arm's length basis.

Wexford Capital and its affiliates are actively engaged in the airline business. Conflicts of interest may in the future arise between Wexford Capital and us in a number of areas relating to our business and our past and ongoing relationships. Factors that may create a conflict of interest between Wexford Capital and us include the following:

• Wexford Capital currently owns Shuttle America, the lessee of the Saab aircraft previously operated by Chautauqua;

• Wexford Capital may in the future make significant investments in other airline companies that directly compete with us;

• sales or distributions by WexAir LLC of all or any portion of its ownership interest in us; and

• several of our directors also are directors, managing members or general partners of Wexford Capital and its affiliates.

Wexford Capital is under no obligation to resolve any conflicts that might develop between it and us in a manner that is favorable to us and we cannot guarantee that such conflicts will not result in harmful consequences to our business or future prospects. In addition, Wexford Capital and its affiliates are not obligated to advise us of any investment or business opportunities of which they are aware, and they are not restricted or prohibited from competing with us. We have specifically renounced in our certificate of incorporation any interest or expectancy that Wexford Capital and its affiliates, including its directors and officers, will offer to us any investment or business opportunity of which they are aware.

Risks Associated With The Airline Industry

The airline industry is highly competitive.

Within the airline industry we not only compete with other regional airlines, some of which are owned by or operated as code-share partners of major airlines, but we also face competition from low-fare airlines and major airlines on many of our routes, including carriers that fly point to point instead of to or through a hub. Other low-fare carriers serve the Indianapolis International Airport, which results in significant price competition in the Indianapolis market, one of our major markets. Competition in the eastern United States markets, which we service from US Airways' hubs in New York, Boston, Philadelphia and Washington, D.C. and from Delta's hub in Orlando is particularly intense, due to the large number of carriers in those markets.

In addition, some of our competitors are larger and have significantly greater financial and other resources than we do. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats.

In addition to traditional competition among airlines, the industry faces competition from video teleconferencing and other methods of electronic communication. New advances in technology may add a new dimension of competition to the industry as business travelers seek lower-cost substitutes for air travel.

The airline industry has been subject to a number of strikes which could affect our business.

The airline industry has been negatively impacted by a number of labor strikes. Any new collective bargaining agreement entered into by other regional carriers may result in higher industry wages and increase pressure on us to increase the wages and benefits of our employees. Furthermore, since each of our code-share partners is a significant source of revenue, any labor disruption or labor strike by the employees of any one of our code-share partners could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

Airlines are often affected by certain factors beyond their control, including weather conditions which can affect their operations.

Generally, revenues for airlines depend on the number of passengers carried, the fare paid by each passenger and service factors, such as timeliness of departure and arrival. During periods of fog, ice, low temperatures, storms or other adverse weather conditions, flights may be cancelled or significantly delayed. Under our fixed-fee code-share agreements, we are partially protected against cancellations due to weather or air traffic control, although these factors may affect our ability to receive incentive payments for flying more than the minimum number of flights specified in our code-share agreement. Should we enter into pro-rate revenue sharing agreements in the future we will not be protected against weather or air traffic control cancellations and our revenues could suffer as a result.

The airline industry has recently gone through a period of consolidation and transition; consequently, we have fewer potential partners.

Since its deregulation in 1978 and continuing to the present, the airline industry has undergone substantial consolidation, and it may in the future undergo additional consolidation. For example, in April 2001, American acquired the majority of Trans World Airlines, Inc.'s assets. Our relationship with American resulted from this transaction. Other recent developments include the domestic code-share alliance between United and US Airways, and a similar new relationship among Delta, Continental and Northwest. We, as well as our code-share partners, routinely monitor changes in the competitive landscape and engage in analysis and discussions regarding our strategic position, including potential alliances and business combination transactions. Further consolidation could limit the number of potential partners with whom we could enter into code-share relationships. Any additional consolidation or significant alliance activity within the airline industry could materially adversely affect our relationship with our code-share partners.

The airline industry is heavily regulated.

Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, the FAA has issued a number of directives and other regulations relating to the maintenance and operation of aircraft that have required us to make significant expenditures. FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement, commuter aircraft safety and increased inspection and maintenance procedures to be conducted on older aircraft.

We incur substantial costs in maintaining our current certifications and otherwise complying with the laws, rules and regulations to which we are subject. We cannot predict whether we will be able to comply with all present and future laws, rules, regulations and certification requirements or that the cost of continued compliance will not significantly increase our costs of doing business.

The FAA has the authority to issue mandatory orders relating to, among other things, the grounding of aircraft, inspection of aircraft, installation of new safety-related items and removal and replacement of aircraft parts that have failed or may fail in the future. A decision by the FAA to ground, or require time consuming inspections of or maintenance on, all or any of our Embraer regional jets, for any reason, could negatively impact our results of operations.

In addition to state and federal regulation, airports and municipalities enact rules and regulations that affect our operations. From time to time, various airports throughout the country have considered limiting the use of smaller aircraft, such as Embraer regional jets, at such airports. The imposition of any limits on the use of Embraer regional jets at any airport at which we operate could interfere with our obligations under our code-share agreements and severely interrupt our business operations.

Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenues. For instance, "passenger bill of rights" legislation was introduced in Congress that, if enacted, would have, among other things, required the payment of compensation to passengers as a result of certain delays and limited the ability of carriers to prohibit or restrict usage of certain tickets in manners currently prohibited or restricted. This legislation is not currently active but if it is reintroduced, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs. Restrictions on the ownership and transfer of airline routes and takeoff and landing slots have also been proposed. In addition, as a result of the terrorist attacks in New York and Washington, D.C. in September 2001, the FAA and the Transportation Security Administration (TSA) have imposed stringent security requirements on airlines. We cannot predict what other new regulations may be imposed on airlines and we cannot assure you that laws or regulations enacted in the future will not materially adversely affect our financial condition, results of operations and the price of our common stock.

Risks Related To Our Common Stock

Our stock price is volatile.

Since our common stock began trading on The Nasdaq National Market on May 27, 2004, the market price of our common stock has ranged from a low of $8.15 to a high of $15.00 per share. The market price of our common stock may continue to fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

• announcements concerning our code-share partners, competitors, the airline industry or the economy in general;

• strategic actions by us, our code-share partners or our competitors, such as acquisitions or restructurings;

• media reports and publications about the safety of our aircraft or the aircraft types we operate;

• new regulatory pronouncements and changes in regulatory guidelines;

• general and industry-specific economic conditions;

• changes in financial estimates or recommendations by securities analysts;

• sales of our common stock or other actions by investors with significant shareholdings or our code-share partners; and

• general market conditions.

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management's attention and resources and harm our business.

Future sales of our common stock by our stockholders could depress the price of our common stock.

Sales of a large number of shares of our common stock, the availability of a large number of shares for sale, or sales of shares of our common stock by Delta could adversely affect the market price of our common stock and could impair our ability to raise funds in additional stock offerings. We have 32,458,756 shares of common stock outstanding. Our principal stockholder, Delta and our directors and executive officers are subject to agreements with the underwriters of our recent follow-on offering that restrict their ability to transfer their stock until early May 2005. Merrill Lynch, on behalf of the underwriters, may, in its sole discretion and at any time, waive the restrictions on transfer in these agreements during this period. After these agreements expire, all of these shares will be eligible for sale in the public market.

Our incorporation documents and Delaware law have provisions that could delay or prevent a change in control of our company, which could negatively affect your investment.

In addition to the fact that Wexford Capital owns the majority of our common stock, our certificate of incorporation and bylaws and Delaware law contain provisions that could delay or prevent a change in control of our company that stockholders may consider favorable. Some of these provisions:

• authorize the issuance of up to 5,000,000 shares of preferred stock that can be created and issued by our board of directors without prior stockholder approval, commonly referred to as "blank check" preferred stock, with rights senior to those of our common stock;

• limit the persons who can call special stockholder meetings;

• provide that a supermajority vote of our stockholders is required to amend our certificate of incorporation or bylaws; and

• establish advance notice requirements to nominate directors for election to our board of directors or to propose matters that can be acted on by stockholders at stockholder meetings.

These and other provisions in our incorporation documents and Delaware law could allow our board of directors to affect your rights as a stockholder by making it more difficult for stockholders to replace board members. Because our board of directors is responsible for appointing members of our management team, these provisions could in turn affect any attempt to replace the current management team. In addition, these provisions could deprive our stockholders of opportunities to realize a premium on the shares of common stock owned by them.

Our charter documents include provisions limiting voting by foreign owners.

Our certificate of incorporation provides that shares of capital stock may not be voted by or at the direction of persons who are not citizens of the United States if the number of such shares would exceed applicable foreign ownership restrictions. U.S. law currently requires that no more than 25% of the voting stock of our company (or any other domestic airline) may be owned directly or indirectly by persons who are not citizens of the United States.

ITEM 2: PROPERTIES

Flight Equipment

As of December 31, 2004, we operated 111 Embraer regional jets as described in the following table:

Type	Total Aircraft	Owned	Leased	Option Aircraft	Average Age (in years)	Firm Orders	Seats in Standard Configuration

ERJ-145LR	68	25	43		2.7	0	50
ERJ-140LR	15	11	4		2.8	0	44
ERJ-135LR	17	15	2(1)		1.5	0	37
ERJ-170LR	11	11			0.1	28	70
Total	111	62	49	95(2)		28

___________
(1)    We use these two aircraft as spares and for charters.

(2)    We have the option to acquire 74 ERJ-135, ERJ-140, ERJ-145 or ERJ-170 regional jets, in addition to 21 conditional firm orders for ERJ-170s. We may convert some or all of our 40 options for ERJ-170 regional jets into options for ERJ-175s, ERJ-190s or ERJ-195s.

All of our leased regional jet aircraft are leased by us pursuant to long-term leases, with current lease expirations ranging from 2009 to 2020. We also hold fixed-price purchase options under these leases at approximately 14.0 to 14.5 years after these leases commenced. Furthermore, we have options to renew most of the leases for an additional three years, or purchase outright the leased aircraft at the conclusion of their current lease terms at fair market value.

The following table outlines the number and type of aircraft being operated for each code-share partner and the total number of Embraer regional jets that we are required to place in service for each code-share partner as of December 31, 2004:

	ERJ-170 Aircraft		ERJ-145 Aircraft		ERJ-140 Aircraft		ERJ-135 Aircraft		Total
	In Operation	Total Required Aircraft	In Operation	Total Required Aircraft	In Operation	Total Required Aircraft	In Operation (1)	Total Required Aircraft	Jets In Operation (1)	Total Required Embraer Regional Jets(1)

US Airways	—	—	35	35	—	—	—	—	35	35
American	—	—	—	—	15	15	—	—	15	15
Delta	—	16	24	24	—	—	15	15	39	55
United	11	23	9	9	—	—	—	—	20	32

Total	11	39	68	68	15	15	15	15	109	137

___________

(1)	Excludes two additional leased ERJ-135s that are not operated for any code-share partners. We use these aircraft as spares and for charters.

Ground Operations and Properties

Our employees perform substantially all routine airframe and engine maintenance and periodic inspection of equipment. We lease a 27,500 square foot aircraft maintenance and training facility at the Indianapolis International Airport and a 80,000 square foot maintenance facility in Columbus, Ohio.

We lease ticket counters and check-in, boarding and other facilities in the passenger terminal areas in certain of the airports we serve and staff these facilities with our personnel. We provide facilities and personnel to perform passenger and aircraft handling in St. Louis for all AmericanConnection and American Eagle regional jet operations in that hub. We also provide all US Airways Express airport gate and ground handling at the Indianapolis International airport. Our partners provide ticket handling and ground support services in 71 of the 73 cities we serve.

We lease our corporate headquarters in Indianapolis. Our headquarters consists of approximately 37,000 square feet. In addition, we have entered into a short-term lease for a maintenance facility in Indianapolis. The facility covers approximately 49,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

      We are subject to certain legal and administrative actions, which we consider routine to our business activities. Management believes that the ultimate outcome of any pending legal matters will not have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Price

Our common stock began trading on The Nasdaq National Market on May 27, 2004 and is traded under the symbol "RJET." Prior to that date, there was no public market for our common stock. The following table sets forth the high and low sales prices of our common stock for the periods indicated.

Year Ended December 31, 2004	High	Low
Second Quarter (beginning May 27, 2004)	$15.00	$11.58
Third Quarter	14.08	8.37
Fourth Quarter	13.54	8.15

    As of March 7, 2005, there were 49 stockholders of record of our common stock. We have not paid cash dividends on our common stock. The payment of future dividends is within the discretion of our board of directors and will depend upon our future earnings, our capital requirements, bank financing, financial condition and other relevant factors. Chautauqua’s credit facility with Bank of America Business Capital does not limit its ability to pay dividends to Republic Airways unless Chautauqua is in default thereunder.

We received net proceeds of $58.2 million in connection with our initial public offering that closed in June 2004. Through December 31, 2004, we had used the net proceeds as follows:

$19.2 million to repay all indebtedness to WexAir LLC, our majority stockholder; and

$39.0 million for acquisition of additional aircraft, related spare parts and support equipment.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OPERATING STATISTICS

The following selected financial data and operating statistics should be read in conjunction with “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, and the consolidated financial statements and related notes included elsewhere in the Form 10-K.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except share, per share and airline operating data)
Statement of Operations Data:

Total operating revenues	$540,736	$421,115	$315,462	$238,644	$147,477

Operating expenses:
Wages and benefits	101,161	76,428	52,542	45,107	30,782
Aircraft fuel	112,795	76,030	57,416	39,042	22,192
Passenger fees and commissions	—	—	1,958	11,065	12,883
Landing fees	20,160	16,128	11,115	7,091	3,753
Aircraft and engine rent	66,464	59,319	56,165	46,160	22,903
Maintenance and repair	54,306	42,151	34,594	34,069	19,667
Insurance and taxes	12,072	11,680	15,465	5,710	2,822
Depreciation and amortization	33,940	23,439	11,768	7,783	4,110
Impairment loss and accrued aircraft return costs(1)(2)		10,160	3,800	8,100	—
Other	39,085	27,962	30,309	26,710	21,143
Stabilization Act (compensation) expense	—	—	154	(7,640)	—

Total operating expenses	439,983	343,297	275,286	223,197	140,255

Operating income	100,753	77,818	40,176	15,447	7,222
Other income (expense):
Interest expense	(28,109)	(22,052)	(12,044)	(6,227)	(3,550)
Other income	816	560	526	1,607	1,792

Total other income (expense)	(27,293)	(21,492)	(11,518)	(4,620)	(1,758)

Income before income taxes	73,460	56,326	28,658	10,827	5,464
Income tax expense	28,689	22,277	11,655	4,760	2,942

Net income	44,771	34,049	17,003	6,067	2,522
Preferred stock dividends(3)		(170)	(413)	(418)	(255)

Net income available for common stockholders	$44,771	$33,879	$16,590	$5,649	$2,267

Net income available for common stockholders per share(4):
Basic	$1.92	$1.69	$0.83	$0.28	$0.11

Diluted	$1.87	$1.63	$0.80	$0.27	$0.11

Weighted average common shares outstanding(4):
Basic	23,349,613	20,000,000	20,000,000	20,000,000	20,000,000
Diluted	23,906,762	20,841,415	20,832,750	20,689,886	20,000,000
Other Financial Data:
Net cash from:
Operating activities	$116,206	$93,061	$50,857	$22,956	$6,710
Investing activities	$(100,828)	$(30,443)	$(32,979)	$(12,690)	$(10,812)
Financing activities	$9,307	$(44,482)	$(17,751)	$(7,383)	$3,975
Airline Operating Data:
Passengers carried	6,267,761	4,625,381	3,365,687	2,240,822	1,280,884
Revenue passenger miles(5)	2,953,311,412	2,219,350,701	1,446,534,152	880,569,802	463,050,021
Available seat miles(6)	4,425,391,124	3,464,206,178	2,348,376,444	1,649,171,823	869,629,172
Passenger load factor(7)	66.7%	64.1%	61.6%	53.4%	53.2%
Revenue per available seat mile(8)	$0.122	$0.122	$0.134	$0.145	$0.170
Cost per available seat mile(9)	$0.106	$0.105	$0.122	$0.139	$0.165
EBITDA(10)	$135,509	$101,817	$52,470	$24,837	$13,124
Average passenger trip length (miles)	471	480	430	393	362
Number of aircraft in service (end of period):
Embraer Regional Jets:
Owned	62	38	18	7	—
Leased	49	45	41	38	18
Saab Turboprops(11):
Owned	—	—	—	2	2
Leased	—	—	—	23	24
Jetstream 31 (Leased)	—	—	—	—	15

Total aircraft	111	83	59	70	59

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$46,220	$21,535	$3,399	$3,272	$389
Aircraft and other equipment, net	983,181	547,717	298,536	133,810	25,529
Total assets	1,168,108	661,921	390,201	204,802	72,601
Long-term debt, including current maturities	850,186	482,667	278,581	131,350	32,885
Redeemable preferred stock of subsidiary at redemption value	—	—	5,160	4,747	4,329
Total stockholders' equity	169,969	65,755	30,075	9,792	4,053

(1)  During the fourth quarter of 1999, we decided to return our entire fleet of leased Jetstream 31 turboprop aircraft and dispose of related inventory and equipment. We continued to use the aircraft to fly routes under the US Airways turboprop pro-rate code-share agreement through December 2000. Certain routes were replaced with Saab 340 aircraft and the remaining routes were discontinued. Pursuant to the lease agreements, we were obligated to return the aircraft to the lessor in the same condition that the aircraft were delivered; therefore, we recorded a liability of $2.6 million for the estimated aircraft return costs in 1999.

 In addition, a non-cash impairment loss of $4.0 million was recorded in 1999 to reduce the carrying amount of assets to be disposed of to estimated fair value, less costs to sell, or net realizable value.

(2)  During the fourth quarter of 2001, we decided to exit the turboprop business, return our entire fleet of leased Saab 340 aircraft and dispose of related inventory and equipment. New leases (between the lessor and Shuttle America) were obtained for 21 aircraft, of which leases for three aircraft expired in January 2004. We recorded impairment losses and accrued aircraft return cost of $8.1, $3.8 and $10.2 million in 2001, 2002 and 2003, respectively. As of December 31, 2004, we maintained a reserve of $6.0 million with respect to such losses which we believe is adequate to cover our exposure for additional losses. These calculations are further described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

(3)  Preferred stock dividends represent dividends on 16.295828 shares of Series A redeemable preferred stock at a par value of $.01 per share issued by Chautauqua to an affiliate of our majority stockholder. The preferred stockholder is entitled to receive cumulative dividends equal to 10% per annum of the stated value of the preferred stock. The preferred stock, including accrued and unpaid dividends, was purchased and retired during 2003.

(4)  On June 4, 2002, our board of directors declared a 200,000:1 stock split. All per share amounts, number of shares and options outstanding in the consolidated financial statements have been adjusted for the stock split.

(5)  Revenue passengers multiplied by miles flown.

(6)  Passenger seats available multiplied by miles flown.

(7)  Revenue passenger miles divided by available seat miles.

(8)  Total airline operating revenues divided by available seat miles.

(9)  Total operating and interest expenses divided by available seat miles. Total operating and interest expenses is not a calculation based on generally accepted accounting principles and should not be considered as an alternative to total operating expenses. Cost per available seat mile utilizing this measurement is included as it is a measurement recognized by the investing public.

(10)  EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. EBITDA is not a calculation based on generally accepted accounting principles and should not be considered as an alternative to net income (loss) or operating income (loss) as indicators of our financial performance or to cash flow as a measure of liquidity. In addition, our calculations may not be comparable to other similarly titled measures of other companies. EBITDA is included as a supplemental disclosure because it may provide useful information regarding our ability to service debt and lease payments and to fund capital expenditures. Our ability to service debt and lease payments and to fund capital expenditures in the future, however, may be affected by other operating or legal requirements or uncertainties. Currently, aircraft and engine ownership costs are our most significant cash expenditure. In addition, EBITDA is a well recognized performance measurement in the regional airline industry and, consequently, we have provided this information.

      The following represents a reconciliation of EBITDA to net cash from operating activities for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2004	2003	2002	2001	2000
EBITDA	$135,509	$101,817	$52,470	$24,837	$13,124
Interest expense	(28,109)	(22,052)	(12,044)	(6,227)	(3,550)
Debt issue and other amortization	757
Warrant amortization	800	359	9
(Gain) loss on aircraft and other equipment disposals	261	865	67	(460)	(31)
Impairment loss and accrued aircraft return costs		10,160	3,800	8,100
Allowance for note receivable from affiliate		2,113	4,900
Amortization of deferred credits	(1,285)	(1,249)	(1,132)	(889)	(278)
Unrealized loss on fuel swaps				202	(841)
Stock compensation expense	214	214	213	90
Current income tax expense (benefit)	(520)	(237)	4,485	(6,659)	(776)
Changes in certain assets and liabilities:
Receivables	4,212	(4,952)	1,654	896	(884)
Inventories	(3,115)	(367)	698	579	(1,597)
Prepaid expenses and other current assets	(1,036)	868	(985)	(368)	(373)
Accounts payable	1,402	(1,903)	933	1,490	2,512
Accrued liabilities	9,535	9,325	(1,479)	10,826	7,164
Other assets	(2,419)	(1,900)	(2,732)	(9,461)	(7,760)

Net cash from operating activities	$116,206	$93,061	$50,857	$22,956	$6,710

(11)    Excludes two Saab 340 aircraft held for sale at December 31, 2002 and 2003 and one as of December 31, 2004, one leased Saab 340 aircraft at December 31, 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a holding company that operates Chautauqua Airlines, Inc. and Republic Airline Inc. Chautauqua is a regional airline offering, as of December 31, 2004, scheduled passenger service on approximately 700 flights daily to 73 cities in 31 states, and the Bahamas pursuant to code-share agreements with American, US Airways, Delta and United. Currently, all of Chautauqua's flights are operated as US Airways Express, AmericanConnection, Delta Connection or United Express, providing US Airways, American, Delta and United with portions of their regional service, including service out of their hubs and focus cities in Boston, Chicago, Fort Lauderdale, Indianapolis, New York, Orlando, Philadelphia, Pittsburgh, Washington, D.C. and St. Louis. We have established Republic Airline as our regional platform for the ERJ-170 aircraft family. In February 2004, Republic Airline entered into a code-share agreement with United Air Lines, Inc. pursuant to which Republic Airline is required to place into service for United by June 2005, subject to delivery of aircraft from the manufacturer, 23 70-seat regional jets. These jets will fly, as United Express flights, the routes that United designates. Currently, as Republic Airline is not yet certified to fly aircraft, Chautauqua is operating 11 ERJ-170s for United. These aircraft will be flown by Republic Airline after its certification, which is expected to be received in June 2005. In January 2005, we, Delta and Republic Airline entered into a code-share agreement whereby Republic Airline will operate 16 ERJ-170s for Delta, subject to Republic Airline's receipt of its certification. From 2000 to 2004, our ASMs have grown at a compounded annual growth rate of 50.2%. As of December 31, 2004, our fleet consisted of 111 Embraer regional jets, 100 of which range in capacity from 37 to 50 seats and are operated by Chautauqua, as well as 11 70-seat regional jets temporarily being operated by Chautauqua for Republic Airline.

We have long-term, fixed-fee code-share agreements with each of our partners that are subject to our maintaining specified performance levels. Pursuant to these fixed-fee agreements, which provide for minimum aircraft utilization at fixed rates, we are authorized to use our partners' two-letter flight designation codes to identify our flights and fares in our partners' computer reservation systems, to paint our aircraft in the style of our partners, to use their service marks and to market ourselves as a carrier for our partners. In addition, in connection with a marketing agreement among Delta, Continental Airlines and Northwest Airlines, certain of the routes that we fly using Delta's flight designator code are also flown under Continental's or Northwest's designator codes. We believe that fixed-fee agreements reduce our exposure to fluctuations in fuel prices, fare competition and passenger volumes. Our development of relationships with multiple major airlines has enabled us to reduce our dependence on any single airline and allocate our overhead more efficiently, allowing us to reduce the cost of our services to our major airline partners.

For the years ended December 31, 2004 and 2003, respectively, US Airways accounted for 41% and 40% of our passenger revenues, Delta accounted for 35% and 29% of our passenger revenues, American accounted for 17% and 23% of our passenger revenues, United accounted for 7% and 0% of our passenger revenues and America West accounted for 0% and 8% of our passenger revenues. In February 2003, we and America West mutually agreed to terminate our code-share agreement and we concurrently agreed with Delta to allocate the aircraft previously designated for America West to Delta.

We have a long operating history as a regional airline, having operated as a code-share partner of US Airways or its predecessors for more than 30 years. We became a TWA code-share partner in April 2000, which became a code-share relationship with American following its acquisition of TWA, an America West code-share partner in August 2001 until June 2003, a Delta code-share partner in June 2002 and a United code-share partner in February 2004. We have worked proactively with our code-share partners to adapt to the new airline environment by renegotiating our code-share agreements. For example, in October 2003, in exchange for agreeing to extend the date of their early termination right, we granted American certain economic concessions in the form of a monthly rebate. In December 2004, in exchange for, among other things, Delta extending the term of its code-share agreement and canceling previously issued warrants to purchase 2,025,000 shares of our common stock, we agreed to reduce our compensation level on the ERJ-145 fleet by 3% for the remainder of the term of the agreement.

Code-Share Agreements

On September 12, 2004, US Airways, which represented 41% of our revenue for the year ended December 31, 2004, filed a petition for Chapter 11 bankruptcy protection. Unpaid amounts related to pre-petition claims were approximately $3.2 million, which are fully reserved at December 31, 2004. We have been paid for all amounts due post-petition in accordance with our code-share agreement; however, the US Airways code-share agreement has not yet been assumed in the bankruptcy proceedings. United, which represented 7% of our revenue for the year ended December 31, 2004, is attempting to reorganize its business under Chapter 11 of the bankruptcy code.

We continue to operate normal flight schedules for US Airways and United; however, contingency plans have been developed to address potential outcomes of the US Airways and United bankruptcy proceedings.

Delta, which represented 35% of our revenue for the year ended December 31, 2004, has recently reported operating losses and has announced that if it fails to achieve a competitive cost structure it will need to restructure through bankruptcy. In December 2004, in exchange for, among other things, Delta extending the term of its code-share agreement and canceling previously issued warrants to purchase 2,025,000 shares of our common stock, we agreed to reduce our compensation level on the ERJ-145 fleet by 3% through May 2016.

Termination of any of our code-share agreements could have a material adverse effect on our financial position, results of operations and cash flows.

Fleet Transition and Growth

The following table sets forth the number and type of aircraft in service and operated by us at the dates indicated:

	December 31,
	2002			2003			2004
	Total	Owned	Leased	Total	Owned	Leased	Total	Owned	Leased
Regional Jets:
Embraer ERJ-145 LR	42	5	37	53	12	41	68	25	43
Embraer ERJ-140 LR	15	11	4	15	11	4	15	11	4
Embraer ERJ-135 LR	2	2	—	15	15	—	17	15	2(1)
Embraer ERJ-170 LR							11	11	—
Saab 340 (2)	—	—	—	—	—	—	—	—	—

Total	59	18	41	83	38	45	111	62	49

___________

(1)    We use these aircraft as spares and for charters. They are not assigned to any of our code-share partners.

(2)    Excludes two Saab 340 aircraft held for sale at December 31, 2002 and 2003 and one leased Saab 340 aircraft at December 31, 2004.

During the fourth quarter of 2001, we decided to exit the turboprop business, return our entire fleet of leased Saab 340 aircraft and dispose of related inventory and equipment. New leases (between the lessor and Shuttle America) were obtained for 21 aircraft, of which leases for three aircraft expired in January 2004. We remain liable if Shuttle America defaults with respect to the remaining leases. We recorded impairment losses and accrued aircraft return cost of $3.8 and $10.2 million in 2002 and 2003, respectively. As of December 31, 2004, we maintained a reserve of $6.0 million with respect to such losses, which we believe is adequate to cover our exposure for additional losses. The impairment losses reduced the carrying value of the owned Saab 340 aircraft to be disposed of to the estimated fair value less costs to sell. The impairment losses were based on the estimated fair values obtained from aircraft dealers, less selling costs. The accrued aircraft return costs represent Chautauqua's estimated liability for rent payments if the new leases are subsequently terminated and/or Shuttle America does not make its lease payments, Chautauqua's obligation to pay the lessor a rent differential, based on Chautauqua's original lease payments less the lease payments of Shuttle America, estimated overhaul and return costs in order to meet required return conditions and Chautauqua's best estimate for the liability under an assigned maintenance agreement, in which Chautauqua has guaranteed payment if Shuttle America is unable to make the required payments. The accruals for Chautauqua's estimated liability for rent payments and the maintenance agreement were calculated to include the uncertainty as to whether Shuttle America will be able to meet the payment obligations.

During 1999, we began operating Embraer regional jets on behalf of US Airways under a fixed-fee arrangement. There were 26, 34 and 35 Embraer aircraft operating on behalf of US Airways under this agreement at December 31, 2002, 2004 and 2004, respectively. During 2000, we began operating Saab 340 turboprops and Embraer regional jets on behalf of TWA under a fixed-fee arrangement; TWA was subsequently acquired by American. There were 15 Embraer regional jets operating under the agreement with American at December 31, 2002, 2003 and 2004. At December 31, 2002, 2003 and 2004, respectively, we had six, 34 and 41 aircraft in operation under the agreement with Delta. We began flying Embraer regional jets for United in June 2004 and at December 31, 2004, we had 20 aircraft in operation under the agreement with United. During 2002, 98% of our ASMs and 96.5% of our passenger revenues were generated under fixed-fee agreements. During 2003 and 2004, 100.0% of our ASMs and 100.0% of our passenger revenues were generated under fixed-fee agreements. The shift to fixed-fee flying has reduced our exposure to fluctuations in fuel prices, fare competition and passenger volumes. As of December 31, 2004, we operated 111 Embraer regional jets for four code-share partners.

Revenue

Under our fixed-fee arrangements with American, Delta, US Airways and United for regional jets, we receive a fixed-fee, as well as reimbursement of specified costs with additional possible incentives from our partners for superior performance. Under our pro-rate revenue sharing agreement with US Airways for turboprop aircraft, we received a negotiated portion of ticket revenue. As of December 31, 2002, 2003 and 2004 approximately 96.5%, 100.0% and 100%, respectively, of our passenger revenue was earned under our fixed-fee arrangements. Because all of our passenger revenue is now derived from these fixed-fee arrangements, the number of aircraft we operate, as opposed to the number of passengers that we carry, will have the largest impact on our revenues.

Operating Expenses

A brief description of the items included in our operating expenses line items follows.

Wages and Benefits

This expense includes not only wages and salaries, but also expenses associated with various employee benefit plans, employee incentives and payroll taxes. These expenses will fluctuate based primarily on our level of operations and changes in wage rates for contract and non-contract employees.

Aircraft Fuel

Fuel expense includes the cost of aircraft fuel, including fuel taxes and into-plane fees. Under the fixed-fee agreements with American and Delta, the fixed-fee includes an assumed fuel price per gallon. Any difference between the actual cost and assumed cost included in the fixed fees is paid to or reimbursed by American and Delta. Under the fixed-fee agreement with US Airways we are reimbursed and under the fixed-fee agreements with United, we will be reimbursed the actual cost of fuel.

Passenger Fees and Commissions

This expense includes the costs of travel agent commissions, computer reservation system fees and certain fees paid to US Airways for aircraft ground and passenger handling and use of the US Airways aircraft facilities and services with respect to turboprop pro-rate revenue sharing flights performed on behalf of US Airways. These expenses are not borne by us under any of the fixed-fee agreements.

Landing Fees

This expense consists of fees charged by airports for each aircraft landing. Under our fixed-fee agreement with American, the fixed fee includes an assumed rate per aircraft landing. Any difference between the actual cost and assumed cost included in the fixed fees is paid to or reimbursed by American. Under the fixed-fee agreements with US Airways, Delta and United, we are reimbursed for the actual cost of landing fees.

Aircraft and Engine Rent

This expense consists of the costs of leasing aircraft and spare engines. The leased aircraft and spare engines are operated under long-term operating leases with third parties. The lease payments associated with future aircraft deliveries are subject to market conditions for interest rates and contractual price increases for the aircraft. Aircraft rent is reduced by the amortization of integration funding credits received from the aircraft manufacturer for parts and training. The credits are amortized on a straight-line basis over the term of the respective lease of the aircraft. Under our fixed-fee agreements with US Airways, American, Delta and United, we are reimbursed for our actual costs or at agreed upon rates that, in certain instances, are subject to a cap.

Maintenance and Repair

Maintenance and repair expenses include all parts, materials, tooling and spares required to maintain our aircraft. We have entered into long-term maintenance "power-by-the-hour" service contracts with third-party maintenance providers under which we are charged fixed rates for each flight hour accumulated by our engines and some of the major airframe components. The effect of such contracts is to reduce the volatility of aircraft maintenance expense over the term of the contract.

Insurance and Taxes

This expense includes the costs of passenger liability insurance, aircraft hull insurance and all other insurance policies, other than employee welfare insurance. Additionally, this expense includes personal and real property taxes, including aircraft property taxes. Under our current fixed-fee agreements, we are reimbursed for the actual costs of passenger liability insurance, war risk insurance, aircraft hull insurance and property taxes, subject to certain restrictions. Under our United fixed-fee agreements, we are reimbursed for the actual costs of such items other than aircraft hull insurance, which will be reimbursed at agreed upon rates.

Depreciation and Amortization

This expense includes the depreciation of all fixed assets, including aircraft that we own. Additionally, goodwill, which was incurred in connection with Republic Airways' acquisition of Chautauqua in 1998, was amortized over a 20-year period. Beginning January 1, 2002, we no longer amortize this goodwill, which aggregated $807,000 annually, but are required to evaluate it on an annual basis to determine whether there is an impairment of the goodwill. If we determine the goodwill is impaired, we are required to write-off the amount of goodwill that is impaired. As of December 31, 2004, goodwill was $13,335,000.

Other

This expense includes the costs of crew training, crew travel, airport, passenger and ground handling related expenses, all other lease expense, professional fees and all other administrative, facilities and operational overhead expenses not included in other line items above.

Income Tax

Income tax expense is computed by applying estimated effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state taxes and non-deductible meals and entertainment expense.

Deferred Warrant Charge

Pursuant to our code-share agreement with Delta, we have issued Delta the following warrants:

Issued	Number of Shares	Exercise Price	Vesting	Exercise Period
June 2002	825,000(1)	$12.50(2)	Fully Vested	Through June 2012
June 2004	825,000(1)	12.35(2)	Fully Vested	Through May 2014
February 2003	396,000(1)	13.00	Fully Vested	Through February 2013
October 2003	165,000(1)	12.35	Fully Vested	Through October 2013
March 2004	264,000(1)	12.35	Fully Vested	Through March 2014
December 2004	960,000(3)	11.60	Fully Vested	Through December 2014

___________

(1)  These amounts reflect the surrender of 45% of the warrants originally issued by us to Delta in December 2004. The deferred warrant charge as of December 31, 2004 was approximately $3.8 million. In 2005 and thereafter, deferred warrant charges, excluding charges with respect to the warrants issued in December 2004, will be amortized over the term of the Delta code-share agreement, as amended, resulting in an annual non-cash charge of approximately $334,000.

(2)  The exercise price is subject to downward adjustment, if we issue additional shares of our common stock in certain instances.

(3)  The deferred warrant charge for warrants issued in December 2004 is approximately $3.6 million. Amortization will begin as the ERJ-170 regional jets are placed into service and will result in amortization of approximately $97,000 in 2005 and approximately $380,000 each year thereafter.

Certain Statistical Information

	Years Ended December 31,
	Operating Expenses per ASM in cents
	2004	2003	2002
Wages and benefits	2.29	2.21	2.24
Aircraft fuel	2.55	2.19	2.44
Passenger fees and commissions	—	—	0.08
Landing fees	0.46	0.47	0.47
Aircraft and engine rent	1.50	1.71	2.39
Maintenance and repair	1.23	1.22	1.47
Insurance and taxes	0.27	0.34	0.66
Depreciation and amortization	0.77	0.68	0.50
Impairment loss and accrued aircraft return costs (1)	—	0.29	0.16
Other	0.87	0.80	1.30
Stabilization Act compensation			0.01

Total operating expenses	9.94	9.91	11.72

Plus interest expense	0.64	0.64	0.51

Total operating and interest expenses	10.58	10.55	12.23

(1)  During the fourth quarter of 2001, we decided to exit the turboprop business, return our entire fleet of leased Saab 340 aircraft and dispose of related inventory and equipment. New leases (between the lessor and Shuttle America) were obtained for 21 aircraft, of which leases for three aircraft expired in January 2004. We remain liable if Shuttle America defaults with respect to the remaining leases. We recorded impairment losses and accrued aircraft return cost of $3.8 and $10.2 million in 2002 and 2003, respectively. As of December 31, 2004, we maintained a reserve of $6.0 million with respect to such losses which we believe is adequate to cover our exposure for additional losses.

	Years Ended December 31,
	2004	Increase/ (Decrease) 2004-2003	2003	Increase/ (Decrease) 2003-2002	2002
Revenue passengers	6,267,761	35.5%	4,625,381	37.4%	3,365,687
Revenue passenger miles (1)	2,953,311,412	33.1%	2,219,350,701	53.4%	1,446,534,152
Available seat miles (2)	4,425,391,124	27.7%	3,464,206,178	47.5%	2,348,376,444
Passenger load factor (3)	66.7%	2.6pp	64.1%	2.5pp	61.6%
Cost per available seat mile (4)	10.58¢	0.3%	10.55¢	(13.7%)	12.23¢
Average price per gallon of fuel (5)	93.28¢	12.5%	82.93¢	(8.5%)	90.62¢
Fuel gallons consumed	120,914,802	31.9%	91,675,324	44.7%	63,358,586
Block hours (6)	333,400	30.5%	255,572	39.3%	183,475
Average length of aircraft flight (miles)	464	(1.9%)	473	10.5%	428
Average daily utilization of each aircraft (hours) (7)	10:32	3.4%	10:11	4.3%	9:46
Aircraft in service at end of period	111	33.7%	83	40.7%	59

___________

(1) Revenue passenger miles is the number of scheduled miles flown by revenue passengers.

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

Effects of September 11, 2001

Following the terrorist attacks of September 11, 2001, the FAA immediately suspended the entire air travel system in the United States. This suspension lasted until September 13, 2001, when limited flights were allowed.

Ronald Reagan Washington National Airport in Washington, D.C., referred to as DCA, was closed until October 4, 2001. Because of US Airways' position as the dominant carrier at DCA, US Airways has suffered a more severe economic impact than other carriers without such a concentration of flights in and out of DCA.

Subsequent to September 11, 2001, the airline industry experienced an immediate and significant decline in traffic, particularly business traffic (which has a higher yield than leisure traffic). All of our code-share partners experienced significant declines. Under our fixed-fee contracts, however, we continued to be reimbursed for our expenses. The impact on our short haul, turboprop operations was devastating. Due to heightened airport security, it became more convenient for passengers to drive to a hub rather than wait long periods for short flights. Revenues associated with our "at-risk" prorate business suffered declines greater than 50% of normal revenues. Given that the profitability of our turboprop operation was marginal prior to September 11, 2001, we subsequently determined that the operations were unsustainable. Accordingly, we elected to ground over half of our turboprop fleet and subsequently decided to phase out all Saab 340 operations.

In addition to greatly curtailing our turboprop operation for US Airways, to stem our losses after these attacks, we took the following steps:

        • reduced staffing levels by 20%, consisting of 204 pilots, flight attendants and customer service agents, and 71 other personnel;

        • instituted a hiring freeze;

        • froze pay for salaried employees; and

        • deferred aircraft deliveries.

Further, in conjunction with our curtailing of our US Airways turboprop operations, we determined to terminate all turboprop operations by September 2002.

On September 22, 2001, the President signed into law the Stabilization Act. Among other things, the Stabilization Act:

          • provided $5 billion in payments to compensate U.S. passenger and cargo airlines for losses incurred by the airline industry from September 11, 2001 through December 31, 2001 as a result of the September 11 terrorist attacks;

          • subject to certain conditions and fees, authorized the issuance of up to $10 billion in federal loan guarantees to airlines for which credit is not reasonably available;

          • sought to ensure the continuity of air service to communities, including government subsidized essential air service to small communities;

          • reimbursed airlines for certain increased costs of aviation insurance;

          • extended the due date for payments on certain taxes by airlines;

          • limited the liability of airlines relating to the September 11 attacks; and

          • established a federal compensation fund for the victims of the September 11 terrorist attacks.

Under the Stabilization Act, each airline was entitled to receive the lesser of (a) its direct and incremental pre-tax losses for the period of September 11, 2001 to December 31, 2001 or (b) its available seat mile share of the $5 billion compensation ($4.5 billion for passenger airlines) available under the Stabilization Act. We have received $7.5 million in compensation under the Stabilization Act. Our losses as a direct result of the September 11, 2001, terrorist attacks exceeded the amount of compensation we received under the Stabilization Act.

Results of Operations

2004 Compared to 2003

Operating revenue in 2004 increased by 28.4%, or $119.6 million, to $540.7 million compared to $421.1 million in 2003. The increase was due to the 28 additional regional jets added to revenue service in 2004. Twenty regional jets were added for United, including 11 Embraer 170 regional jets, five were added for Delta, one was added for US Airways and two were added for spares and charters and are not currently assigned to any of our code-share partners. In February 2003, we and America West mutually agreed to terminate our code-share agreement and we concurrently allocated the aircraft previously designated for America West to Delta. The transition of these aircraft was completed during the second quarter of 2003. We recorded a breakage fee of $6.0 million from America West in the second quarter of 2003 as a result of this transaction.

Total operating expenses increased by 28.2%, or $96.7 million, to $440.0 million in 2004 compared to $343.3 million in 2003 due to the increase in flight operations. Total operating and interest expenses increased by 28.1%, or $102.8 million, to $468.1 million for 2004 compared to $365.4 million during 2003. The unit cost on total operating and interest expenses, excluding fuel charges, decreased 4.1% to 8.0¢ per available seat mile for 2004 compared to 8.4¢ for 2003 due primarily to the increase in capacity (as measured by ASMs) associated with the additional regional jets. Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 32.4%, or $24.7 million, to $101.2 million for 2004 compared to $76.4 million for 2003 due to a 27.2% increase in full time equivalent employees to support the increased regional jet operations and an increase in the costs of providing employee benefits. The cost per available seat mile increased to 2.3¢ in 2004 compared to 2.2¢ for 2003.

Aircraft fuel expense increased 48.4%, or $36.8 million, to $112.8 million for 2004 compared to $76.0 million for 2003 due to a 31.9% increase in fuel consumption and a 12.5% increase in average fuel prices. The average price per gallon was 93¢ in 2004 and 83¢ in 2003. The fixed-fee agreements with US Airways and United provide for a direct reimbursement of fuel costs for regional jet operations. The fixed-fee agreements with American and Delta protect us from future fluctuations in fuel prices, as any difference between the actual cost and assumed cost included in the fixed fees is paid to or reimbursed by American and Delta. The unit cost increased to 2.5¢ in 2004 compared to 2.2¢ in 2003 due to the increase in average fuel prices.

Landing fees increased by 25.0%, or $4.0 million, to $20.2 million in 2004 compared to $16.1 million in 2003. The increase is due to a 29.5% increase in departures, offset by a decline in the average landing fee rate charged by airports. Our fixed-fee agreements with US Airways, United and Delta provide for a direct reimbursement of landing fees. Any difference between the actual cost and assumed cost included in the fixed-fees paid by American is paid to or reimbursed by American. The unit cost remained unchanged at 0.5¢.

Aircraft and engine rent increased by 12.0%, or $7.1 million, to $66.5 million in 2004 compared to $59.3 million in 2003 due to the addition of four leased regional jets in 2004 and the full year effect of four regional jets leased in 2003. The unit cost decrease of 12.3% to 1.5¢ for 2004 compared to 1.7¢ for 2003 is attributable to the increase in capacity from the regional jet operations and because we lease financed only four of the 28 aircraft added to the aircraft fleet in 2004.

Maintenance and repair expenses increased by 28.8%, or $12.2 million, to $54.3 million in 2004 compared to $42.2 million for 2003 due the increase in flying of the regional jets, an increase in the number of heavy airframe inspections and an increase in aircraft not covered under the manufacturer’s warranty. The unit cost remained unchanged at 1.2¢.

Insurance and taxes increased 3.4%, or $0.4 million, to $12.1 million in 2004 compared to $11.7 million in 2003. The increase in operations and an increase in aircraft property taxes were mostly offset by a decline in insurance rates during 2004. The unit cost remained unchanged at 0.3¢.

Depreciation and amortization increased 44.8%, or $10.5 million, to $33.9 million in 2004 compared to $23.4 million in 2003 due to depreciation on 24 aircraft purchased in 2004, including 11 Embraer 170 regional jets. The cost per available seat mile increased to 0.8¢ in 2004 compared to 0.7¢ in 2003.

During 2003, an additional charge for impairment loss and accrued aircraft return costs of $10.2 million was recorded. This charge consisted of $0.8 million to reflect a further deterioration of the market value for Saab turboprop aircraft held for sale, a provision for the estimated liability of $6.7 million to the lessor of the Saab 340 aircraft for future rent payments on 18 aircraft and an additional provision of $3.0 million for contractual maintenance obligations to a third party. These amounts were offset by $0.3 million for a reduction in the provision for aircraft return costs.

Other expenses increased 39.8%, or $11.1 million, to $39.1 million in 2004 from $28.0 million in 2003, due to an increase in bad debt reserves (primarily attributable to obligations owed to us by US Airways), increased pilot training costs, and higher crew-related and administrative expenses to support the growing regional jet operations. The unit cost increased to 0.9¢ in 2004 compared to 0.8¢ in 2003.

Interest expense increased 27.5% or $6.1 million, to $28.1 million in 2004 from $22.1 million in 2003 primarily due to interest on debt related to the purchase of additional aircraft since the beginning of 2003. The weighted average interest rate was unchanged at 5.1% The unit cost remained unchanged at 0.6¢.

We incurred income tax expense of $28.7 million during 2004, compared to $22.3 million in 2003. The effective tax rates for 2004 and 2003 were 39.1% and 39.6%, respectively, which were higher than the statutory rate due to state income taxes and non-deductible meals and entertainment expense, primarily for our flight crews.

2003 Compared to 2002

Operating revenue in 2003 increased by 33.5%, or $105.7 million, to $421.1 million in 2003 compared to $315.5 million in 2002. The increase was due to the additional regional jets added to the fixed-fee flying. Twenty-four additional Embraer regional jets were added to the fleet since December 31, 2002. Sixteen were added for Delta and eight were added for US Airways. In February 2003, we and America West mutually agreed to terminate our code-share agreement and we concurrently allocated the aircraft previously designated for America West to Delta. The transition of these aircraft was completed during the second quarter of 2003. We recorded a breakage fee of $6.0 million from America West as a result of this transaction. Pro-rate operating revenue decreased $11.1 million due to the elimination of the pro-rate turboprop operations for US Airways in September 2002.

Total operating expenses increased by 24.7%, or $68.0 million, to $343.3 million for 2003 compared to $275.3 million during 2002 due to the increase in flight operations and the impairment loss and accrued aircraft return costs of $10.2 million in 2003 compared to $3.8 million in 2002. Total operating and interest expenses increased by $78.0 million, or 27.2%. The unit cost on total operating and interest expenses decreased 13.7% to 10.5¢ for 2003 compared to 12.2¢ for 2002 due primarily to the increase in capacity (as measured by ASMs) associated with the additional Embraer regional jets. Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 45.5%, or $23.9 million, to $76.4 million for 2003 compared to $52.5 million for 2002 due to a 31.6% increase in full time equivalent employees to support the increased regional jet operations and an increase in the costs of providing employee benefit plans. Wages and benefits cost per available seat mile remained unchanged at 2.2¢ for 2003 compared to 2002 primarily due to the increase in capacity associated with the additional Embraer regional jets.

Aircraft fuel expense increased 32.4%, or $18.6 million, to $76.0 million for 2003 compared to $57.4 million for 2002 due to a 44.7% increase in fuel consumption, offset by a decline in fuel pricing. The average price per gallon was 83¢ in 2003 and 91¢ in 2002. The fixed-fee agreement with US Airways provides for a direct reimbursement of fuel costs for Embraer regional jet operations. The fixed-fee agreements with American and Delta protect us from future fluctuations in fuel prices, as any difference between the actual cost and assumed cost included in the fixed fees is paid to or reimbursed by American and Delta. The unit cost has decreased by 10.2% to 2.2¢ in 2003 compared to 2.4¢ in 2002 due to the decrease in the average fuel price.

There were no passenger fees and commissions (which were paid only for the pro-rate turboprop flying for US Airways) paid during 2003 because of the elimination of the turboprop operations in September 2002.

Landing fees increased by 45.1%, or $5.0 million, to $16.1 million in 2003 compared to $11.1 million in 2002. The increase is due to the increase in flying and an increase in the average landing fee rate charged by airports. The unit cost remained unchanged at 0.5¢. Our fixed-fee agreements with US Airways and Delta provide for a direct reimbursement of landing fees. Any difference between the actual cost and assumed cost included in the fixed-fees paid by American is paid to or reimbursed by American.

Aircraft and engine rent increased by 5.6%, or $3.2 million, to $59.3 million in 2003 compared to $56.2 million in 2002 due to the addition of three leased Embraer regional jets in October and November 2002, and four leased Embraer regional jets in October and November 2003. The increase was partially offset with the decrease in rent on the Saab turboprops that were eliminated from service in September 2002. Unit cost decreased by 28.5% to 1.7¢ for 2003 compared to 2.4¢ for 2002 due to the increase in capacity from the Embraer regional jet operations and because we lease financed only four of the 24 additional aircraft added in 2003.

Maintenance and repair expenses increased by 21.8%, or $7.6 million, to $42.2 million in 2003 compared to $34.6 million for 2002 due to the increase in flying of the regional jets. This increase in regional jet maintenance expense was partially offset by the decrease in expenses for the turboprop operations that ended in September 2002. The unit cost decreased by 17.0% to 1.2¢ in 2003 compared to 1.5¢ in 2002 due to the increase in capacity from the Embraer regional jet operations and the elimination of the turboprop operations.

Insurance and taxes decreased 24.5%, or $3.8 million, to $11.7 million in 2003 compared to $15.5 million in 2002. While the average fleet value has increased due to the growth of our regional jet fleet, insurance rates for passenger liability, war risk and hull insurance decreased during 2003 due to obtaining war risk coverage from the U.S. government in February 2003 which was less expensive compared to commercial rates and lower passenger liability and hull rates obtained from the commercial markets in 2003 as rates have stabilized since the terrorist attacks in September 2001. Additionally, aircraft property tax expense has decreased because we have changed Chautauqua's state of incorporation to Indiana effective February 2003, which eliminated Indiana aircraft property tax expense for 2003. Unit cost decreased 48.5% to 0.3¢ in 2003 compared to 0.7¢ in 2002.

Depreciation and amortization increased 99.2%, or $11.7 million, to $23.4 million in 2003 compared to $11.8 million in 2002 due to the purchase of an additional twenty Embraer regional jets since December 31, 2002. The cost per available seat mile increased by 36.0% to 0.7¢ in 2003 from 0.5¢ in 2002.

During 2003, an additional charge for impairment loss and accrued aircraft return costs of $10.2 million was recorded. This charge consists of an impairment loss of $0.8 million to reflect a further deterioration of the market value for Saab turboprop aircraft held for sale, a provision for the estimated liability of $6.7 million to the lessor of the Saab 340 aircraft for future rent payments on 18 aircraft (as three are due to be returned in January 2004) and an additional provision of $3.0 million for contractual maintenance obligations to a third party. These additional amounts were recorded, because it was probable, based on the uncertainty of Shuttle America's ability to meet payment obligations, that payments to the lessor and maintenance vendor will be required. These amounts were offset by $0.3 million for a reduction in the provision for aircraft return costs. We continue to account for this exit activity pursuant to EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).

Other expenses decreased 7.7%, or $2.3 million, to $28.0 million in 2003 from $30.3 million in 2002. The decrease is due to decreases in professional fees incurred for a previous IPO attempt that were recorded in 2002 and bad debt expenses. These decreases were partially offset by increase in crew related expenses and administrative expenses. The decrease in bad debt expense is due to recording a receivable allowance of $4.9 million in 2002 compared to $2.1 million in 2003 for a note receivable relating to the sale of the Saab inventory and equipment sold to the new lessee of the Saab turboprop aircraft, Shuttle America, a company controlled by Wexford Capital LLC. The allowance was recorded after considering the fair value of the collateral and Shuttle America's ability to repay the note. Increase in crew related expenses and administrative expenses are due to support of the growing regional jet operation. The unit cost decreased by 38.0% to 0.8¢ in 2003 compared to 1.3¢ in 2002 due to the increased capacity resulting from the Embraer regional jet flying.

During 2002, the calculation for the Stabilization Act was finalized and the final payment from the federal government was reduced by $0.2 million. This figure is included in operating expenses for 2002.

Interest expense increased by 83.1% or $10.0 million, to $22.1 million in 2003 from $12.0 million in 2002 primarily due to interest on debt related to the purchase of twenty Embraer aircraft since December 2002. This increase was partially offset by decrease in average borrowings on the revolving credit facility and a lower weighted average interest rate of 5.1% in 2003, versus 5.8% in 2002.

Other non-operating income increased 6.5% to $0.6 million in 2003 compared to $0.5 million in 2002. Non-operating income consists primarily of net gains on speculative fuel hedges that we benefited from during the first quarter of 2002 and interest income. The increase in 2003 is due to having an increase in the average balance of cash generated by operations.

We incurred income tax expense of $22.3 million during 2003, compared to $11.7 million in 2002. The effective tax rates for 2003 and 2002 were 39.6% and 40.7%, respectively, which were higher than the statutory rate due to state income taxes and non-deductible meals and entertainment expense, primarily for our flight crews.

Liquidity and Capital Resources

Historically, we have used internally generated funds and third-party financing to meet our working capital and capital expenditure requirements. In June 2004, we completed our initial public common stock offering, which provided approximately $58.2 million, net of offering expenses and before the repayment of debt. In addition, we completed a follow-on offering in February 2005, which provided approximately $80.8 million, net of offering expenses. As a result of our code-share agreements with Delta and United, which require us to significantly increase our fleet of regional jets, we will significantly increase our cash requirements for debt service and lease payments.

As of December 31, 2004, we had $46.2 million in cash and $16.7 million available under our revolving credit facility. At December 31, 2004, we had a working capital deficit of $28.1 million primarily due to $47.4 million due for principal payments under long term debt obligations incurred pursuant to the acquisition of our Embraer jets, all coming due within 12 months. Additionally, we have $47.4 million in aircraft deposits that are classified as non-current assets. We have had a working capital deficiency since 1999; however, we have been able to meet all of our current obligations due to the net cash generated from operating activities and the deficiency has not impaired our ability to implement our growth plan.

Chautauqua has a credit facility with Bank of America Business Capital, which currently provides it with a $25.0 million revolving credit facility, less the aggregate principal balance of the term loan and the equipment loans. The equipment loans cannot exceed $5 million. At December 31, 2004, Chautauqua had $3.2 million outstanding under a term loan. At December 31, 2004, Chautauqua had $4.8 million of outstanding letters of credit. The proceeds of the term loan were obtained in December 2004 for a GE engine purchased in October 2004. The loan is payable in monthly principal installments of $53,543 through March 2006 with the remaining balance due March 31, 2006. The $3.2 million is classified as a current liability on the balance sheet. The revolving credit facility expires March 31, 2006.

The revolving credit facility allows Chautauqua to borrow up to 70% of the lower of net book value or appraised orderly liquidation value of spare rotable parts and up to 40% of the lower of net book value or appraised orderly liquidation value of spare non-rotable parts for our regional jet fleet. The revolving credit facility is collateralized by all of Chautauqua's assets, excluding the owned aircraft and engines. Borrowings under the credit facility bear interest at a rate equal to, at Chautauqua's option, LIBOR plus spreads ranging from 2.0% to 2.75% or the bank's base rate (which is generally equivalent to the prime rate) plus spreads ranging from 0.25% to 0.75%. Chautauqua pays an annual commitment fee on the unused portion of the revolving credit facility in an amount equal to 0.375% of the unused amounts. The credit facility limits Chautauqua's ability to incur indebtedness or create or incur liens on our assets. In addition, the credit facility requires Chautauqua to maintain a specified fixed charge coverage ratio and a debt to earnings leverage ratio. Chautauqua received a waiver from the lender under the revolving credit facility for non-compliance with the debt to earnings leverage ratio for the fourth quarter of 2004. The credit facility can be terminated if WexAir LLC and its affiliates cease to own at least 51% of the voting control of Republic Airways.

As of December 31, 2004, we currently lease nine spare regional jet engines from General Electric Capital Aviation Services and five spare regional jet engines from RRPF Engine Leasing (US) LLC.

Net cash from operating activities was $50.9 million, $93.1 million and $116.2 million for the years ended December 31, 2002, 2003 and 2004, respectively. The increase from operating activities is primarily due to the continued growth of our business. For 2004, net cash from operating activities is primarily net income of $44.8 million, depreciation and amortization of $33.9 million, the change in deferred income taxes of $28.1 million and the increase in accounts payable and other current liabilities of $11.0 million. For 2003, net cash from operating activities consisted primarily of net income of $34.0 million, depreciation and amortization of $23.4 million, the change in deferred income taxes of $22.0 million, a non-cash charge for impairment loss and accrued aircraft return costs of $10.2 million and an increase in current accrued liabilities of $9.3 million partially offset by increases in receivables and other assets of $(6.9) million. For 2002, net cash from operating activities represents net income of $17.0 million, a non-cash charge for impairment loss and accrued aircraft return costs of $3.8 million, depreciation and amortization of $11.8 million and change in deferred income taxes of $16.1 million.

Net cash from investing activities was $(33.0) million, $(30.4) million and $(100.8) million for the years ended December 31, 2002, 2003 and 2004, respectively. In 2004, we purchased 24 Embraer regional jets and our aircraft deposits totaled $38.8 million. In 2003, we purchased 20 Embraer regional jets, $4.3 million of spare parts, $2.4 million in aircraft leasehold improvements and $1.1 million of maintenance equipment. In 2002, we purchased 11 Embraer regional jets.

Net cash from financing activities was $(17.8) million, $(44.5) million and $9.3 million for the years ended December 31, 2002, 2003 and 2004, respectively. For 2004, we made scheduled debt payments and payments to the debt sinking fund of $26.9 million. Our net cash from financing activities included $58.2 million net cash received from stock offering proceeds in June 2004. We used $20.4 million to repay WexAir LLC for indebtedness we originally incurred in May 1998 to finance a portion of our purchase of Chautauqua. In 2003, we made $39.1 million of scheduled debt payments primarily related to the Embraer regional jets, paid $5.4 million to redeem preferred stock to an affiliate of WexAir LLC and paid $2.0 million in fees to obtain financing for the Embraer regional jets. In 2002, we repaid $7.0 million of the revolving credit facility, paid $3.9 million in fees relating to obtaining permanent financing for the Embraer regional jets and made $5.4 million of scheduled debt payments related to the Embraer regional jets. These decreases were partially offset by $2.1 million of proceeds from the refinancing of the Embraer regional jets in January and June of 2002.

Aircraft Leases and Other Off-Balance Sheet Arrangements

We have significant obligations for aircraft and engines that are classified as operating leases and, therefore, are not reflected as liabilities on our balance sheet. These leases expire between 2009 and 2020. As of December 31, 2004, our total mandatory payments under operating leases aggregated approximately $793.0 million and total minimum annual aircraft rental payments for the next 12 months under all noncancellable operating leases is approximately $69.7 million, excluding the Saab aircraft.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. The leases expire through 2017. As of December 31, 2004, our total mandatory payments under other non-cancelable operating leases aggregated approximately $51.4 million. Total minimum annual other rental payments for the next 12 months are approximately $5.0 million.

Purchase Commitments

Subsequent to December 31, 2004, we acquired 4 aircraft through debt financing from a bank and the aircraft manufacturer. Total debt incurred was $73.4 million, with fifteen year terms and interest rates ranging from 6.13% to 6.76%. We have substantial commitments for capital expenditures, primarily for the acquisition of new aircraft. We intend to finance these aircraft through long-term loans or lease arrangements, although there can be no assurance we will be able to do so.

As of December 31, 2004, our code-share agreements required that we acquire (subject to financing commitments) and place into service an additional 28 regional jets over the next 18 months. Embraer's current list price of these 28 regional jets is approximately $752.2 million.

We have commitments to obtain financing for 24 of the 28 firm order regional jets. These commitments are subject to customary closing conditions.

We expect to fund future capital commitments through internally generated funds, third-party aircraft financings, and debt and other financings.

We currently anticipate that our available cash resources, cash generated from operations and anticipated third-party financing arrangements, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. We may need to raise additional funds, however, to fund more rapid expansion, principally the acquisition of additional aircraft, or meet unanticipated working capital requirements. It is possible that future funding may not be available to us on favorable terms, or at all.

Our contractual obligations and commitments at December 31, 2004, include the following (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
Long-term debt (including interest)	$88,698	$265,606	$175,764	$682,189	$1,212,257
Operating leases, excluding Saab 340 aircraft	74,672	222,031	142,892	404,812	844,407
Operating leases, Saab 340 aircraft	2,405	518	—	—	2,923
Aircraft under firm orders:
Debt-financed (28)	752,200	—	—	—	752,200
Engines under firm orders	10,671	—	—	—	10,671

Total contractual cash obligations	$928,646	$488,155	$318,656	$1,087,001	$2,822,458

Chautauqua has a long-term maintenance agreement with an avionics equipment manufacturer and maintenance provider that has a guaranteed minimum annual flight hour requirement. The minimum guaranteed amount based on Chautauqua's current operations is $3.9 million per year through January 2012. Chautauqua did not record a liability for this guarantee because Chautauqua does not believe that any aircraft will be utilized below the minimum flight hour requirement during the term of the agreement.

Chautauqua has a long-term maintenance agreement with an aviation equipment manufacturer through October 2013. The agreement has a penalty payment provision if more than twenty percent of Chautauqua's aircraft are removed from service based on the annual flight activity prior to the date of removal. Chautauqua did not record a liability for this penalty provision because Chautauqua does not believe that more than twenty percent of their aircraft will be removed from service during the term of the agreement.

Chautauqua has a long-term maintenance agreement based upon flight activity with an engine manufacturer and maintenance provider through June 2012.

Chautauqua has a long-term maintenance agreement for wheels and brakes through June 2014. The agreement has an early termination penalty if Chautauqua removes the equipment from aircraft, sells or leases aircraft to a third party or terminates the services prior to expiration of agreement. The maximum penalty during the first two years is $0.7 million and is reduced every two years thereafter. Chautauqua did not record a liability for this penalty provision because Chautauqua does not believe the contract will be terminated prior to the expiration date.

Total payments under these long-term maintenance agreements were $18.1 million, $27.0 million and $35.1 million for the years ended December 31, 2002, 2003 and 2004, respectively.

In conjunction with the lease of Saab 340 aircraft to Shuttle America, Chautauqua assigned a certain maintenance agreement to Shuttle America. Should Shuttle America be unable to make payments required by this agreement, the vendor may look to Chautauqua for payment. The term of the agreement and the maximum amount that Chautauqua may be obligated to pay is uncertain because Shuttle America's use of the Saab 340 aircraft is unknown. As of December 31, 2004, we maintained a reserve of $6.0 million with respect to such losses which we believe is adequate to cover our exposure for additional losses.

Our commercial commitments at December 31, 2004 include the following (in thousands):

	Expiration
	Less than 1 year	Total
Letters of credit	$4,782	$4,782

Total commercial commitments	$4,782	$4,782

Cash payments for interest were approximately $26.7 million in 2004. Tax payments in 2004 were not significant.

      Republic Airline has applied for, but does not yet have, an operating certificate. This certificate is required before Republic Airline can commence flying. Consequently, we will be unable to fly ERJ-170s for Delta unless Republic Airline is certified. In October, 2004, in order to accommodate American with respect to its scope restrictions, we agreed to modify our Agreement with American to preclude the continued use of larger regional jets on our Chautauqua Airlines Air Carrier Operating Certificate. We have also agreed to pay American an aggregate of approximately $500,000 through February 19, 2005, in connection with our operation of ERJ-170s for United through Chautauqua instead of Republic Airline. Approximately $291,000 of this amount was paid in 2004. Additionally, we will pay approximately $36,000 per day to American for each day Chautauqua is operating any ERJ-170s after April 21, 2005. This payment will continue until Chautauqua no longer operates ERJ-170 aircraft. Consequently, we will most likely pay this daily penalty through November 2005. Also, as agreed with American, Chautauqua can fly no more than 18 ERJ-170 aircraft. In addition, unless Republic Airline receives its certification or we acquire another Air Carrier Operating Certificate, we will be unable to execute our strategy of operating single fleet types in our operating subsidiaries. We expect that Republic Airline will receive its required certification on or before the end of August 2005. The certification process, however, is lengthy and complicated and we can give no assurance that we will meet this date. In addition, the FAA may limit how quickly we can transfer all ERJ-170 aircraft from Chautauqua to Republic Airline or another Air Carrier Operating Certificate. If Republic Airline does not receive its required certification and if the ERJ-170 aircraft are not transferred from Chautauqua to Republic Airline or another Air Carrier Operating Certificate, our financial condition, results of operations and price of our common stock could be materially adversely affected.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and are sufficiently sensitive to result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements.

      • Impairments to Long-Lived Assets. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cashflows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.

We review, at least annually, the estimated useful lives and salvage values for our aircraft and spare parts.

      • Aircraft Maintenance and Repair. We believe our accounting policy is consistent with our competitors. We follow a method of expensing such amounts as incurred rather than accruing for expected costs or capitalizing and amortizing such costs. However, maintenance and repairs for engines and airframe components under power-by-the-hour contracts (such as avionics, APUs, wheels and brakes) are accrued for as the aircraft are operated; therefore, amounts are expensed based upon actual hours flown.

      • Warrants. Warrants issued to non-employees are accounted for under SFAS No. 123, Accounting for Stock-Based Compensation, and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, at fair value on the measurement date. Fair value for warrants issued to Delta (for which a measurement date has occurred) have been determined based upon the estimated fair value of the equity instrument issued rather than the consideration received because we believe it is more reliably measured. Various option pricing models are available; however, we have used a model that allows continuous compounding of dividends which begins three years after the grant date and the dilutive effects of our initial public offering and the follow-on offering in February 2005. Option pricing models require estimates of dividend yield, a risk free rate commensurate with the warrant term, stock volatility and the expected life of the warrant. Each of these variables has been determined based upon relevant industry market data, our strategic business plan and consultation with appropriate professionals experienced in valuing similar equity instruments.

Quarterly Information (unaudited)

The following table sets forth summary quarterly financial information for the years ended December 31, 2002, 2003 and 2004.

	Quarters Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands)
2004
Operating revenues	$119,197	$124,692	$137,882	$158,965
Operating income	22,653	21,988	23,065	33,047
Net income	9,936	9,789	10,045	15,001
Net income available for common stockholders	9,936	9,789	10,045	15,001
Net income available for common stockholders per share:
Basic	$0.50	$0.44	$0.39	$0.59
Diluted	$0.48	$0.42	$0.38	$0.57
Weighted average number of shares outstanding:
Basic	20,000,000	22,317,363	25,508,756	25,542,702
Diluted	20,887,240	23,055,110	26,203,207	26,164,628

2003
Operating revenues (2)	$93,679	$106,147	$108,472	$112,817
Operating income (3)	18,707	26,245	11,545	21,321
Net income	8,741	12,602	3,111	9,595
Net income available for common stockholders	8,651	12,523	3,110	9,595
Net income available for common stockholders per share:
Basic	$0.43	$0.63	$0.15	$0.48
Diluted	$0.42	$0.60	$0.15	$0.46
Weighted average number of shares outstanding:
Basic	20,000,000	20,000,000	20,000,000	20,000,000
Diluted	20,826,841	20,826,563	20,821,534	20,841,415

___________

(1) Includes impairment loss and accrued aircraft return costs of $3,800 recorded in the fourth quarter of 2002.

(2) Includes in the second quarter of 2003, $6,000 received from America West in connection with the termination of our code-share agreement with them.

(3) Includes impairment loss and accrued aircraft return costs of $10,160 recorded in the third quarter of 2003.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, as a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and APB Opinion No. 25, Accounting for Stock Issued to Employees, was rescinded. This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based upon the grant date fair value of the equity or liability issued. In addition, liability awards will be remeasured each reporting period and compensation costs will be recognized over the period that an employee provides service in exchange for the award. This statement is effective for public companies as of the first interim or annual reporting period beginning after June 15, 2005. We have not yet completed our assessment of the impact of this statement on our financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have been and are subject to market risks, including commodity price risk (such as, to a limited extent, aircraft fuel prices) and interest rate risk.

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate debt and the amount of cash and securities held. The interest rate applicable to variable rate debt may rise and increase the amount of interest expense. At December 31, 2004, 0.4% of our total long-term debt was variable rate debt, compared to 0.3% at December 31, 2003. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both our variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $15,000 in interest expense for the year ended December 31, 2004. As a result of this hypothetical assumption, we believe we could fund interest rate increases on our variable rate long-term debt with the increased amounts of interest income. We do not believe we have significant exposure to the changing interest rates on our fixed-rate, long-term debt instruments, which represented 99.6% of our total long-term debt at December 31, 2004, and 99.7% of our total long-term debt at December 31, 2003.

We currently intend to finance the acquisition of aircraft through the manufacturer, third-party leases or long-term borrowings. Changes in interest rates may impact the actual cost to us to acquire these aircraft. To the extent we place these aircraft in service under our code-share agreements with American, US Airways, Delta and United, our reimbursement rates will be adjusted higher or lower to reflect any changes in our aircraft rental rates.

In anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, we entered into eight treasury lock agreements in April 2004 with notional amounts totaling $253,500,000 and a weighted average interest rate of 4.23% with expiration dates from July 2004 through March 2005. In addition, we entered into six treasury lock agreements in August 2004 with notional amounts totaling $120,000,000 and a weighted average interest rate of 4.8% with expiration dates from September 2004 through June 2005. Management designated the treasury lock agreements as a cash flow hedge of a forecasted transaction. The treasury lock agreements will be settled at each respective settlement date which are expected to be the purchase dates of the respective aircraft. We settled seven agreements during 2004 and the net amount paid was approximately $3,000,000. Any amount paid or received on the settlement date will be amortized or accreted to interest expense over the term of the respective aircraft debt.

Equity Price Risk

The exercise of certain of the warrants that have been issued to Delta could result in dilution of our common stock, since the exercise price is less than the price of our common stock at the time of our initial public offering.

We incurred a deferred charge for the Delta warrants of approximately $5,760,000 in the second quarter of 2004, based upon an option pricing model that considers continuous dividend yield and dilution using an initial public offering price of $13.00; an estimated dividend yield; a risk-free interest rate commensurate with the warrant term; volatility of 40%; and an expected life of ten years. The deferred charge will be amortized over the term of the Delta code-share agreement. In December 2004, we and Delta agreed to reduce the amount of all warrants by 45%, which reduced the deferred warrant charge and warrant equity by approximately $6,756,000. In addition, in December 2004, we agreed to issue to Delta a warrant to purchase 960,000 shares of our common stock in connection with Delta entering into a code-share agreement with Republic Airline. The deferred warrant charges, excluding charges with respect to the warrants issued in December 2004, will be amortized over the term of the Delta code-share agreement, as amended, resulting in an annual non-cash charge of approximately $334,000. The deferred warrant charge for the 960,000 warrants issued in December 2004 will be amortized over the term of the Delta code-share agreement as amended and will result in an annual non-cash charge of approximately $97,000 in 2005 and approximately $380,000 each year, thereafter. The amortization charge is recorded as a reduction of operating revenue as aircraft are placed into service.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Republic Airways Holdings Inc.

    We have audited the accompanying consolidated balance sheets of Republic Airways Holdings Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Republic Airways Holdings Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

    As discussed in paragraph ten of Note 1 to the consolidated financial statements, substantially all of the Company's revenue is derived from code-share agreements with US Airways, Inc., Delta Air Lines, Inc., AMR Corp., the parent of American Airlines, Inc., and United Air Lines, Inc.

Deloitte & Touche LLP
Indianapolis, Indiana
March 25, 2005

REPUBLIC AIRWAYS HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2003
(In thousands, except share and per share amounts)

	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$46,220	$21,535
Receivables—net of allowance for doubtful accounts of $3,869 and $819, respectively	6,362	10,574
Inventories	17,540	10,937
Prepaid expenses and other current assets	4,513	3,880
Restricted cash	1,203	1,205
Deferred income taxes	6,986	10,633

Total current assets	82,824	58,764
Aircraft and other equipment—net	983,181	547,717
Other assets	88,768	42,105
Goodwill	13,335	13,335

Total	$1,168,108	$661,921

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$46,420	$24,667
Subordinated notes payable to affiliate		20,392
Accounts payable	9,476	7,061
Accounts payable—affiliated company		1,013
Fair value of interest rate hedge	4,012
Accrued liabilities	51,033	43,288

Total current liabilities	110,941	96,421
Long-term debt—less current portion	803,766	437,608
Deferred credits	19,847	19,542
Deferred income taxes	63,585	42,595

Total liabilities	998,139	596,166
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; one vote per share; 75,000,000 shares authorized; 20,000,000 and 25,558,756 shares issued and outstanding, respectively	26	20
Additional paid-in capital	68,368	8,270
Warrants	8,574	5,067
Accumulated other comprehensive loss	(4,168)
Accumulated earnings	97,169	52,398

Total stockholders' equity	169,969	65,755

Total	$1,168,108	$661,921

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(In thousands, except per share amounts)

	2004	2003	2002
OPERATING REVENUES:
Passenger	$532,202	$408,892	$312,757
Contract termination fee		6,000
Other	8,534	6,223	2,705

Total operating revenues	540,736	421,115	315,462

OPERATING EXPENSES:
Wages and benefits	101,161	76,428	52,542
Aircraft fuel	112,795	76,030	57,416
Passenger fees and commissions			1,958
Landing fees	20,160	16,128	11,115
Aircraft and engine rent	66,464	59,319	56,165
Maintenance and repair	54,306	42,151	34,594
Insurance and taxes	12,072	11,680	15,465
Depreciation and amortization	33,940	23,439	11,768
Impairment loss and accrued aircraft return costs		10,160	3,800
Other	39,085	27,962	30,463

Total operating expenses	439,983	343,297	275,286

OPERATING INCOME	100,753	77,818	40,176

OTHER INCOME (EXPENSE):
Interest expense:
Non-related party	(27,457)	(20,446)	(10,089)
Related party	(652)	(1,606)	(1,955)
Other income:
Non-related party	514	274	382
Related party	302	286	144

Total other income (expense)	(27,293)	(21,492)	(11,518)

INCOME BEFORE INCOME TAXES	73,460	56,326	28,658
INCOME TAX EXPENSE	28,689	22,277	11,655

NET INCOME	44,771	34,049	17,003
Preferred stock dividends		(170)	(413)

Net income available for common stockholders	$44,771	$33,879	$16,590

Basic net income available for common stockholders per share	$1.92	$1.69	$0.83

Diluted net income available for common stockholders per share	$1.87	$1.63	$0.80

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(In thousands)

	Other Comprehensive Income(Loss)	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Other Comprehensive Loss	Accumulated Earnings	Total
Balance at January 1, 2002		$20	$7,843			$1,929	$9,792
Stock compensation expense			$213				$213
Dividends on redeemable preferred stock of subsidiary						$(413)	(413)
Warrants issued				$3,480			3,480
Net income	$17,003					17,003	17,003

Comprehensive income	$17,003

Balance at December 31, 2002		$20	8,056	3,480		18,519	30,075
Stock compensation expense			214				214
Dividends on redeemable preferred stock of subsidiary						(170)	(170)
Warrants issued and revalued				1,587			1,587
Net income	$34,049					34,049	34,049

Comprehensive income	$34,049

Balance at December 31, 2003		20	8,270	5,067	—	52,398	65,755
Stock compensation expense			214				214
Common stock offering, net		5	58,167				58,172
Exercise of employee stock options		1	1,717				1,718
Warrants issued				10,263			10,263
Warrants surrendered				(6,756)			(6,756)
Net income	$44,771	—	—	—	—	44,771	44,771

Unrealized losses on derivative instruments, net of tax,	(4,168)				$(4,168)		(4,168)
Comprehensive income	$40,603

BALANCE—December 31, 2004		$26	$68,368	$8,574	$(4,168)	$97,169	$169,969

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002
(In thousands)

	2004	2003	2002
OPERATING ACTIVITIES:
Net income	$44,771	$34,049	$17,003
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	33,940	23,439	11,768
Debt issue costs and other amortization	757
Warrant amortization	800	359	9
Loss on aircraft and other equipment disposals	261	865	67
Impairment loss and accrued aircraft return costs		10,160	3,800
Allowance for note receivable from affiliate		2,113	4,900
Amortization of deferred credits	(1,285)	(1,249)	(1,132)
Stock compensation expense	214	214	213
Deferred income taxes	28,169	22,040	16,140
Changes in certain assets and liabilities:
Receivables	4,212	(4,952)	1,654
Inventories	(3,115)	(367)	698
Prepaid expenses and other current assets	(1,036)	868	(985)
Accounts payable	1,402	(1,903)	933
Accrued liabilities	9,535	9,325	(1,479)
Other assets	(2,419)	(1,900)	(2,732)

Net Cash from operating activities	116,206	93,061	50,857

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(62,740)	(36,831)	(24,375)
Proceeds from sale of spare aircraft equipment	674	826	5,219
Aircraft deposits and other	(79,242)	(9,630)	(13,823)
Aircraft deposits returned	40,480	15,192

Net cash from investing activities	(100,828)	(30,443)	(32,979)

FINANCING ACTIVITIES:
Revolving credit facility—net			(7,044)
Payments on short/long-term debt	(26,933)	(39,116)	(7,101)
Proceeds from short/long-term debt	3,213		2,119
Repayment of subordinated note payable to affiliate	(20,499)
Proceeds from common stock offering, net	58,172
Payments on redemption of redeemable preferred stock of subsidiary		(5,370)
Change in deferred credits	1,171	1,329	51
Payments on settlement of treasury locks	(3,562)
Proceeds on settlement of treasury locks	593
Proceeds from exercise of stock options	978
Debt issue costs	(3,828)	(1,965)	(3,918)
Other	2	640	(1,858)

Net cash from financing activities	9,307	(44,482)	(17,751)

Net changes in cash and cash equivalents	24,685	18,136	127
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	21,535	3,399	3,272

CASH AND CASH EQUIVALENTS AT END OF YEAR	$46,220	$21,535	$3,399

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2004, 2003 and 2002
Dollars in thousands, except share and per share amounts

1. ORGANIZATION & BUSINESS

Republic Airways Holdings Inc. (the "Company" or "Republic") is an airline holding company. The Company was incorporated in the state of Delaware in 1996 and acquired all of the common stock of Chautauqua Airlines, Inc. ("Chautauqua") in May 1998. The Company incorporated Republic Airline Inc. ("Republic Airline"), previously Republic Airways Inc., in November 1999. Republic Airline had no substantial activity as of December 31, 2004 and is a wholly-owned subsidiary of the Company.

Chautauqua operates as an air carrier providing scheduled passenger and air freight service as US Airways Express, AmericanConnection, Delta Connection and United Express under code-share agreements with US Airways, Inc. ("US Airways"), AMR Corporation ("American"), Delta Air Lines, Inc. ("Delta") and United Air Lines, Inc. (“United”), respectively. Chautauqua has a code-share agreement with US Airways and offers passenger and air freight service from US Airways' hub airports in Philadelphia and Pittsburgh, Pennsylvania, Indianapolis, Indiana, Boston, Massachusetts, New York, New York (LaGuardia) and Washington, D.C. Under the code-share agreement with American, Chautauqua offers passenger and air freight service from American's hub airport in St. Louis, Missouri. The code-share agreement with Delta offers passenger and air freight service from Delta's hub airports in Orlando, Florida and Fort Lauderdale, Florida. Under the code-share agreement with United, Chautauqua offers passenger and air freight service from United’s hub airports in Chicago, Illinois and Washington D.C.

Under the US Airways code-share agreement, which expires in 2012, Chautauqua provides service to designated areas utilizing jet aircraft. The US Airways code-share agreement with Chautauqua, as amended, allows Chautauqua to operate thirty-five regional jets on a fixed-fee basis with reimbursement of certain pass-through costs. As of December 31, 2004, Chautauqua has thirty-five regional jets dedicated to US Airways' service.

Chautauqua started service for American in August 2000. The code-share agreement with American, which expires in 2013, is on a fixed-fee basis with reimbursement of certain pass-through costs and allows Chautauqua to operate fifteen regional jets. The agreement may be terminated by American without cause at any time after September 30, 2008 with 180 days notice. As of December 31, 2004, Chautauqua has fifteen regional jets dedicated to American service.

Chautauqua started jet service for Delta in November 2002. The code-share agreement with Delta, as amended, which expires in 2016, is on a fixed-fee basis with reimbursement of certain pass-through costs and provides for fifty-five aircraft to be placed into service. The agreement may be partially or completely terminated by Delta with or without cause at any time after November 2009 with 180 days notice. As of December 31, 2004, Chautauqua has thirty-nine regional jets dedicated to Delta service. In January 2005, the Company, Delta and Republic Airline entered into a code-share agreement whereby Republic Airline will operate 16 ERJ-170’s for Delta, subject to Republic Airline’s receipt of its certification.

In February 2004, Chautauqua and Republic Airline entered into separate code-share agreements with United. Chautauqua entered into a fixed-fee code-share agreement with United to operate 9 regional jets. The agreement terminates in 2014. The agreement may be terminated with or without cause by United upon 18 months prior written notice after December 31, 2007. Republic Airline entered into an agreement with United with the same terms as Chautauqua to operate 23 regional jets. As of December 31, 2004, 11 of the 23 regional jets are in operation and are being operated by Chautauqua. They will be transferred to Republic Airline when Republic Airline receives its operating certificate.

Chautauqua started jet service for America West in August 2001 and in February 2003 Chautauqua and America West agreed to terminate their code-share agreement. The code-share agreement with America West was on a fixed-fee basis with reimbursement of certain pass-through costs. Pursuant to the termination of the code-share agreement, Chautauqua and America West agreed to remove the twelve aircraft from service during April, May and June 2003 and America West paid Chautauqua a contract termination fee of $6,000 as the aircraft were taken out of service. Chautauqua amended the Delta code-share agreement on February 7, 2003 to utilize these twelve aircraft.

The code-share agreements provide Chautauqua and Republic Airline with a nonexclusive license to the code-share partners' trademarks, as well as general air carrier support services, and contain provisions relating to the size and use of aircraft, insurance requirements and service requirements. Under certain code-share agreements, the code-share partners are required to provide reservation systems, ground handling and other services to Chautauqua and Republic Airline. Chautauqua and Republic Airline may receive operating performance incentives from the code-share partners based on several metrics of customer service. Chautauqua and Republic Airline may also be liable to the code-share partners for operating performance penalties if customer service metrics are less than specified minimum levels.

The following sets forth the revenue and accounts receivable (as a percentage of revenue and net receivables) information for the code-share partners:

	US Airways	American	Delta	United	America West
Revenue for the years ended:
December 31, 2004	41%	17%	35%	7%
December 31, 2003	40	23	29		8%
December 31, 2002	53	31	1		15

Receivables as of:
December 31, 2004	31	37	6	1
December 31, 2003	35	21	15

Substantially all of the Company's revenue is derived from agreements with its code-share partners. US Airways filed a petition for Chapter 11 bankruptcy protection on September 12, 2004. In connection with this filing, US Airways has not yet assumed the Company's code-share agreement and could choose to terminate the agreement. United is attempting to reorganize its business under Chapter 11 of the bankruptcy code. The Company continues to operate its normal flight schedules with US Airways and United.

Delta has recently reported operating losses primarily due to an uncompetitive cost structure and announced that if it fails to achieve a competitive cost structure it will need to restructure through bankruptcy. In December 2004, we agreed to reduce our compensation level on the ERJ-145 fleet by 3% through May 2016. (See Note 11.)

Termination of the US Airways, American, Delta or United regional jet code-share agreements could have a material adverse effect on the Company's financial position, results of operations and cash flows. Contingency plans have been developed to address potential outcomes of the US Airways and United bankruptcy proceedings.

In connection with the US Airways bankruptcy filing, the Company recorded an allowance for doubtful accounts for pre-petition receivables due from US Airways of $3,200 in 2004.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Chautauqua and Republic Airline. All significant intercompany accounts and transactions are eliminated in consolidation.

Risk Management—The Company accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Fuel swaps were not designated as hedging instruments and, accordingly, were carried at fair value in prepaid expenses and other current assets or accrued liabilities with gains and losses recorded in other income. Other income for the year ended December 31, 2002 includes a gain of $228, for fuel swap agreements. The Company did not enter into any fuel swap agreements during the years ended December 31, 2004 and 2003.

In anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, we entered into eight treasury lock agreements in April 2004 with notional amounts totaling $253,500 and a weighted average interest rate of 4.23% with expiration dates from July 2004 through March 2005. In addition, the Company entered into six treasury lock agreements in August 2004 with notional amounts totaling $120,000 and a weighted average interest rate of 4.80% with expiration dates from September 2004 through June 2005. Management designated the treasury lock agreements as cash flow hedges of forecasted transactions. The treasury lock agreements will be settled at each respective settlement date, which are expected to be the purchase dates of the respective aircraft. The Compnay settled seven agreements during the year ended December 31, 2004 and the net amount paid was $2,969 and was recorded in accumulated other comprehensive loss, net of tax. Of this amount, the Company reclassified $21 and expect to reclassify $198 to interest expense for the year ended December 31, 2004 and the year ending December 31, 2005, respectively. Amounts paid or received on the settlement dates are recorded to accumulated other comprehensive income and amortized or accreted to interest expense over the terms of the respective aircraft debt. As of December 31, 2004 the fair value of the treasury locks was a liability of $4,012 based on quoted market values.

Cash and Cash Equivalents—Cash equivalents consist of short-term, highly liquid investments with maturities of three months or less when purchased. Substantially all of our cash is on hand with one bank.

Statement of Cash Flows Supplementary Information

	Years Ended December 31,
	2004	2003	2002
CASH PAID (REFUNDED) FOR INTEREST AND INCOME TAXES:
Interest—net of amount capitalized	$26,705	$18,379	$10,438
Income taxes paid (refunded)	373	(575)	(3,435)
NON-CASH TRANSACTIONS:
Deferred credits	662	650	1,200
Conversion of accrued interest to subordinated note payable to affiliate	107	1,512	1,997
Preferred stock dividends declared		170	413
Aircraft, inventories, and other equipment purchased through financing arrangements	318,456	241,690	156,080
Warrants issued	10,263	1,587	3,480
Warrants surrendered	(6,756)
Aircraft options purchased through financing arrangements			768
Company financed sale of assets held for sale—affiliated company			8,583
Fair value of interest rate hedge	(4,012)

Inventories consist primarily of spare parts and supplies, which are charged to expense as they are used in operations. Inventories are valued at average cost.

Aircraft and Other Equipment are carried at cost. Incentives received from the aircraft manufacturer are recorded as reductions to the cost of the aircraft. Depreciation for aircraft is computed on a straight-line basis to an estimated salvage value over 16.5 years, the estimated useful life of the aircraft. Depreciation for other equipment, including rotable parts, is computed on a straight-line basis over 3 to 10 years, the estimated useful lives of the other equipment. Leasehold improvements are amortized over the expected life or lease term, whichever is less. Interest related to deposits on aircraft on firm order from the manufacturer is capitalized. Chautauqua capitalized approximately $1,692, $434 and $263 of interest for the years ended December 31, 2004, 2003 and 2002, respectively.

Restricted Cash consists of restricted amounts for satisfying future debt and lease payments.

Debt Issue Costs are capitalized and included in other assets and are amortized, using the effective interest method, to interest expense over the term of the related debt. Debt issue costs, net of accumulated amortization, of $8,048 and $4,957, are included in other assets in the consolidated balance sheets as of December 31, 2004 and 2003, respectively.

Goodwill is accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and management makes annual assessments of impairment. The carrying value of goodwill was reviewed by management on January 1, 2004 (the annual assessment date) and concluded that no asset impairment existed as of December 31, 2004 or 2003.

    Long-Lived Assets—Management reviews long-lived assets for possible impairment, if there is a significant event that detrimentally affects operations. The primary financial indicator used by the Company to assess the recoverability of its long-lived assets held and used is undiscounted future cash flows from operations. The amount of impairment, if any, is measured based on estimated fair value or projected future cash flows using a discount rate reflecting the Company's average cost of funds. Certain long-lived assets held for sale are recorded at estimated fair value less costs to sell.

Deferred Credits consist of credits for parts and training from the aircraft and engine manufacturers and deferred gains from the sale and leaseback of aircraft and spare jet engines. Deferred credits are amortized on a straight-line basis as a reduction of aircraft or engine rent expense over the term of the respective leases.

Comprehensive Income—Republic reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. Republic had accumulated other comprehensive loss relating to treasury lock agreements of $4,168, net of tax, at December 31, 2004. There were no other comprehensive income components for the years ended December 31, 2003 or 2002.

Income Taxes—Republic accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts for existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the future tax benefits to the extent, based on available evidence, it is more likely than not they will be realized.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Aircraft Maintenance and Repair is charged to expense as incurred under the direct expense method. Engines and certain airframe component overhaul and repair costs are subject to power-by-the-hour contracts with external vendors and are accrued as the aircraft are flown.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Under the code-share agreements, we estimate operating costs for certain “pass through” costs and record revenue based on these estimates. Actual results could differ from those estimates.

Revenue Recognition—Revenues are recognized in the period the service is provided. Chautauqua recognizes revenues and expenses at the contract rate for pass-through costs under the code-share agreements. Chautauqua does not have an air traffic liability.

Warrants—Equity instruments issued to code-share partners are recorded on the measurement date as deferred charges and credits to stockholders’ equity. Warrants surrendered are recorded at fair value on the measurement date as reductions to deferred warrant charges and stockholders’ equity. The deferred charges for warrants are amortized as a reduction of passenger revenue over the terms of the code-share agreements.

Stock Compensation—The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options. No compensation expense is recorded for stock options with exercise prices equal to or greater than the fair market value on the grant date. Warrants issued to non-employees are accounted for under SFAS No. 123, Accounting for Stock-Based Compensation and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, at fair value on the measurement date.

SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation, requires disclosing the effects on net income available for common stockholders and net income available for common stockholders per share under the fair value method for all outstanding and unvested stock awards. SFAS No. 148 disclosure requirements, including the effect on net income available for common stockholders and net income available for common stockholders per share, if the fair value based method had been applied to all outstanding and unvested stock awards in each period, are as follows:

	For the years ended December 31,
	2004	2003	2002
Net income available for common stockholders, as reported	$44,771	$33,879	$16,590
Add: Stock-based employee compensation expense determined under the intrinsic value based method, net of tax	129	128	128
Deduct: Stock-based employee compensation expense determined under the fair value based method, net of tax	(326)	(338)	(458)

Pro forma net income available for common stockholders	$44,574	$33,669	$16,260

Pro forma net income available for common stockholders per share:
Basic	$1.91	$1.68	$0.81
Diluted	$1.86	$1.62	$0.78

The fair value of options granted were estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield; risk-free interest rates ranging from 4.84% to 6.70%; volatility of 50%; and an expected life of 6.5 years. The pro forma amounts are not representative of the effects on reported earnings for future years.

Net Income Available for Common Stockholders Per Share is based on the weighted average number of shares outstanding during the period. On June 4, 2002, the board of directors declared a 200,000:1 stock split. Common stock, additional paid-in capital, and all per share amounts, number of shares and options outstanding in the consolidated financial statements have been adjusted for the stock split.

The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations:

	For the Years Ended December 31,
	2004	2003	2002
Weighted-average common shares outstanding for basic net income available for common stockholders per share	23,349,613	20,000,000	20,000,000
Effect of dilutive employee stock options	557,150	841,415	832,750

Adjusted weighted-average common shares outstanding and assumed conversions for diluted net income available for common stockholders per share	23,906,763	20,841,415	20,832,750

Employee stock options and warrants of 2,927,400, 2,640,000 and 1,620,000 are not included in the calculation of diluted net income available for common stockholder per share due to their anti-dilutive impact for the years ended December 31, 2004, 2003 and 2002, respectively.

Segment Information—The Company has one operating segment for the scheduled transportation of passengers and air freight under code-share agreements.

New Accounting Standards—In December 2004, SFAS No. 123(R), Share-Based Payment, a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and a rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees, was issued. This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based upon the grant date fair value of the equity or liability issued. In addition, liability awards will be remeasured each reporting period and compensation costs will be recognized over the period that an employee provides service in exchange for the award. This statement is effective for public companies as of the first interim or annual reporting period beginning after June 15, 2005. The Company has not yet completed its assessment of the impact of this statement on its financial condition and results of operations.

3. AIRCRAFT AND OTHER EQUIPMENT

At December 31, 2004, Chautauqua has a fleet of 112 aircraft, including sixty-eight 50-seat Embraer 145 jet aircraft, fifteen 44-seat Embraer 140 jet aircraft, seventeen 37-seat Embraer 135 jet aircraft’s, eleven 70 seat Embraer 170 jet aircraft and one 30-seat Saab 340 aircraft that is currently held for sale and recorded in prepaid and other current assets (see Note 15). Chautauqua owns one Saab 340 aircraft, twenty-five Embraer 145 jet aircraft, eleven Embraer 140 jet aircraft, fifteen Embraer 135 jet aircraft, and eleven Embraer 170 jet aircraft, and leases the other aircraft under operating lease agreements (see Note 8).

Aircraft and other equipment, excluding aircraft and other equipment held for sale, consist of the following as of December 31:

	2004	2003
Aircraft	$993,338	$544,198
Flight equipment	50,720	36,462
Furniture and equipment	3,491	2,152
Leasehold improvements	7,792	4,855

Total aircraft and other equipment	1,055,341	587,667
Less accumulated depreciation and amortization	72,160	39,950

Aircraft and other equipment—Net	$983,181	$547,717

Aircraft and other equipment depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 was $33,940, $23,439, and $11,768 respectively.

4. OTHER ASSETS

Other assets consist of the following as of December 31:

	2004	2003
Prepaid aircraft rent	$20,744	$18,847
Aircraft deposits	47,428	6,838
Demand note receivable from Shuttle America, net		2,408
Deferred warrant charge, net (see Note 11)	7,406	4,699
Debt issue costs, net	8,048	4,957
Restricted cash—lease agreement		1,500
Other	5,142	2,856

	$88,768	$42,105

In 2002, Chautauqua received a note for the sale of Saab 340 spare engines and related parts and for advances made to Shuttle America, an affiliated company. The note from Shuttle America was due on demand, was collateralized by substantially all of the assets of Shuttle America, excluding receivables, and earned interest of LIBOR plus 2.75%. In October 2003, Chautauqua stopped accruing interest on the demand note receivable. During 2003 and 2002, Chautauqua recorded an allowance for uncollectible amounts of $2,113 and $4,900, respectively, on the demand note receivable after considering the fair value of the collateral. In 2004, Chautauqua sold the demand note receivable from Shuttle America to Imprimis Investors, LLC, one of the members of our majority stockholder, for the net book value of $2,400.

5. ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31:

	2004	2003
Accrued wages, benefits and related taxes	$9,055	$7,565
Accrued maintenance	10,426	5,401
Accrued aircraft return costs (see Note 15)	5,994	10,592
Accrued property taxes	1,955	2,115
Accrued interest payable to non-affiliates	6,726	4,091
Accrued interest payable to affiliates		963
Accrued liabilities to code-share partners	8,808	4,553
Other	8,069	8,008

Total accrued liabilities	$51,033	$43,288

6. DEBT

Debt consists of the following as of December 31:

		2004		2003
Revolving credit facility with Bank of America Business Capital (the "Bank"), maximum of $25,000 available (including outstanding letters of credit), subject to 70% of the net book value of spare rotable parts and 40% of the net book value of spare non-rotable parts and inventory. Interest is payable monthly at the Bank's LIBOR rate plus spreads ranging from 2.0% to 2.75% or the Bank's base rate (which is generally equivalent to the prime rate) plus spreads ranging from 0.25% to 0.75%. The weighted average interest rates for the years ended December 31, 2004, 2003 and 2002 were 4.2%, 4.5%, and 5.1%, respectively. Fees are payable at 0.375% on the unused revolver amount. The credit facility expires on March 31, 2006 and is collateralized by all of Chautauqua's assets, excluding the owned aircraft and engines.
	$		$
Term loans with the Bank due March 2006 or upon termination of the Bank credit facility, with monthly principal payments of $54, and interest payable monthly at the Bank's LIBOR rate plus spreads ranging from 2.0% to 2.75% or the Bank's base rate (which is generally equivalent to the prime rate) plus spreads ranging from 0.25% to 0.75% (5.3% at December 31, 2004). The term loans are collateralized by substantially all of Chautauqua's assets, except for aircraft collateralized by various banks and aircraft manufacturer.		3,212		1,336
Promissory notes with various banks and aircraft manufacturer, collateralized by aircraft, bearing interest at fixed rates ranging from 4.01% to 6.85% with semi-annual principal and interest payments of $44,349 through 2019.		846,974		460,939
Subordinated note payable to affiliate (repaid in 2004).				20,392

Total		850,186		482,667
Current portion (including Bank term loan)		46,420		45,059

Debt and notes payable—Less current portion		$803,766		$437,608

Chautauqua's debt agreements with the Bank contain restrictive covenants that require, among other things, that Chautauqua maintain a certain fixed charge coverage ratio and a debt to earnings leverage ratio. Chautauqua received a waiver from the lender under the revolving credit facility for non-compliance with the debt to earnings leverage ratio for the fourth quarter of 2004. Chautauqua has outstanding letters of credit totaling $4,782 and $2,438 as of December 31, 2004 and 2003, respectively. The American code-share agreement requires a debt sinking fund for Chautauqua's required semi-annual payments.

Future maturities of debt are payable as follows for the years ending December 31:

2005	$46,420
2006	45,575
2007	48,075
2008	50,221
2009	52,641
Thereafter	607,254

Total	$850,186

During the year ended December 31, 2004, the Company acquired 24 aircraft through debt financing totaling $318,456. The debt was obtained from a bank and the aircraft manufacturer for fifteen year terms at interest rates ranging from 4.31% to 6.85%.

7. REDEEMABLE PREFERRED STOCK

Chautauqua had 1,000,000 authorized shares of Series A redeemable preferred stock at a par value of $.01 per share. In May 2000, 10.295828 shares of Series A redeemable preferred stock were issued with a stated value of $250 per share in full satisfaction of a related party note payable and accrued interest thereon, and Chautauqua issued six shares of Series A redeemable preferred stock for cash of $1,500. At December 31, 2002, 16.295828 shares were issued and outstanding and held by a related party. The preferred stockholder was entitled to receive cumulative dividends equal to 10% per annum of the stated value of the preferred stock. The redeemable preferred stock, including accrued and unpaid dividends, was purchased and retired by Chautauqua during 2003.

8. COMMITMENTS

As of December 31, 2004 Chautauqua leases forty-nine regional jet aircraft and fourteen spare regional jet engines with varying terms extending through 2020 and terminal space, operating facilities and office equipment with terms extending through 2012. The components of rent expense for the years ended December 31 are as follows:

	2004	2003	2002
Aircraft and engine rent	$66,464	$59,319	$56,165
Other	2,666	1,979	2,083

Total rent expense	$69,130	$61,298	$58,248

      Chautauqua has a long-term maintenance agreement with an avionics equipment manufacturer and maintenance provider that has a guaranteed minimum annual flight hour requirement. The minimum guaranteed amount based on Chautauqua's current operations is $4,710 per year through January 2012. Chautauqua did not record a liability for this guarantee because Chautauqua does not believe that any aircraft will be utilized below the minimum flight hour requirement during the term of the agreement.

Chautauqua has a long-term maintenance agreement with an aviation equipment manufacturer through October 2013. The agreement has a penalty payment provision if more than twenty percent of Chautauqua's aircraft are removed from service based on the annual flight activity prior to the date of removal. Chautauqua did not record a liability for this penalty provision because Chautauqua does not believe that more than twenty percent of their aircraft will be removed from service during the term of the agreement.

Chautauqua has a long-term maintenance agreement based upon flight activity with an engine manufacturer and maintenance provider through June 2012.

Chautauqua has a long-term maintenance agreement for wheels and brakes through June 2014. The agreement has an early termination penalty if Chautauqua removes seller's equipment from aircraft, sells or leases aircraft to a third party or terminates the services prior to expiration of the agreement. The maximum penalty during the first two years is $675 and is reduced every two years thereafter. Chautauqua did not record a liability for this penalty provision because Chautauqua does not believe the contract will be terminated prior to the expiration date.

Total payments under these long-term maintenance agreements were $35,079, $26,994, and $18,072 for the years ended December 31, 2004, 2003 and 2002, respectively.

As part of Chautauqua's lease agreements, Chautauqua typically indemnifies the lessor of the respective aircraft against liabilities that may arise due to changes in benefits from tax ownership or tax laws of the respective leased aircraft. Chautauqua has not recorded a liability for these indemnifications because they are not estimable. Chautauqua is responsible for all other maintenance costs of its aircraft and must meet specified return conditions upon lease expiration for both the airframes and engines. Chautauqua is unable to estimate the liability for these return conditions as of December 31, 2004, because the leases expire beginning in 2009. Chautauqua will record a liability for these return conditions once the liability is estimable.

Future minimum payments under noncancellable operating leases are as follows for the years ending December 31:

	Regional Jet Aircraft	Other	Total
2005	$69,659	$5,013	$74,672
2006	69,659	4,544	74,203
2007	69,443	4,577	74,020
2008	69,207	4,601	73,808
2009	67,646	4,604	72,250
Thereafter	447,404	28,050	475,454

Total	$793,018	$51,389	$844,407

In addition, Chautauqua is a guarantor of future turboprop lease payments of $2,405 (2005) and $518 (2006) (see Note 15).

As of December 31, 2004, the Company’s Delta and United code-share agreements require that Chautauqua and Republic Airline acquire and place in service an additional twenty-eight regional jets. The current list price of these twenty-eight regional jets is $752,200. The Company has a commitment to obtain financing for twenty-four of these twenty-eight regional jets. The Company also has a commitment to acquire three spare aircraft engines. The current list price of these engines is $10,671. These commitments are subject to customary closing conditions.

In conjunction with the lease of Saab 340 aircraft to Shuttle America, Chautauqua assigned to Shuttle America, an affiliated company, a certain maintenance agreement. Should Shuttle America be unable to make payments required by this agreement, the vendor may look to Chautauqua for payment (see Note 15).

The Company's aircraft commitments under the code-share agreements and firm orders and options with the aircraft manufacturer are shown below as of December 31, 2004 and as subsequently amended:

	Commitments as of December 31, 2004
	Delta	United	Total
Aircraft Commitments per Code-Share Agreements:
ERJ-170	16	12	28

	Commitments as of December 31, 2004
	Firm	Options	Total
Aircraft Orders with Aircraft Manufacturer:
ERJ-145		34	34
ERJ-170	28	61	89

Total	28	95	123

During the year ended December 31, 2004, the Company made aircraft deposits in accordance with the aircraft commitments of $38,800. The aircraft deposits are included in other assets.

Chautauqua is subject to certain legal and administrative actions which management considers routine to their business activities. As of December 31, 2004, management believes, after consultation with legal counsel, the ultimate outcome of any pending legal matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

Under the American code-share agreement, Chautauqua is subject to American’s scope restrictions, and Chautauqua has agreed to pay American an aggregate of approximately $500,000 through February 19, 2005, in connection with Chautauqua operating ERJ-170s for United instead of Republic Airline. Chautauqua will pay approximately $1.1 million, monthly, to American if Chautauqua continues to be in violation of the scope restrictions on or after April 22, 2005.

As of December 31, 2004, approximately 78% of Chautauqua's workforce is employed under union contracts. Approximately 29% of the union workforce (flight attendants) is under a contract that is currently amendable and under federal mediation.

10. RELATED PARTY TRANSACTIONS

Fees are paid to Wexford Capital LLC for administrative functions not performed by Republic and its subsidiaries. Fees incurred were approximately $226, $257 and $327 for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, included in accrued liabilities were $213 and $528 due to Wexford Capital LLC as of December 31, 2004 and 2003, respectively.

During 1999, Chautauqua entered into an agreement with Solitair Corporation ("Solitair"), an affiliate of WexAir LLC, to purchase or lease Embraer regional jets from Solitair. Through December 31, 2002, Chautauqua had purchased fifteen aircraft and leased thirty-eight aircraft from third parties, who acquired the aircraft from Solitair. The cost per aircraft was equal to the purchase price paid by Solitair, including all direct and indirect costs and expenses ($191 for the year ended December 31, 2002) relating thereto, plus up to $440 per aircraft in 2002. Chautauqua issued a subordinated promissory note payable to Solitair in the amount of $440 for each of the eight aircraft purchased during 2002. The subordinated promissory notes payable to Solitair were repaid in 2003 (total of $3,520). No lease payments were paid to Solitair for the years ended December 31, 2004, 2003, or 2002.

      In August 2002, Solitair assigned to Chautauqua 20 options for aircraft to be purchased from Embraer. Chautauqua issued a subordinated promissory note payable to Solitair for the options. The note was repaid in January 2003.

On April 16, 2004, Chautauqua sold the demand note receivable from Shuttle America to Imprimis Investors LLC, one of the members of our majority stockholder, for the net book value of $2,400.

On April 16, 2004, the Company made a payment of $2,800 on the subordinated note payable to our majority stockholder. The payment consisted of $1,400 for principal and $1,400 for accrued interest. In May 2004, the maturity date of the subordinated note payable to affiliate was extended to June 13, 2004. On June 2, 2004, the Company fully repaid the principal balance of $19,100 of the subordinated note payable to our majority stockholder and accrued interest of $80.

11. CAPITAL STOCK, STOCK OPTIONS AND WARRANTS

Common Stock

On May 15, 1998, WexAir LLC acquired 100 shares of Republic's common stock for cash of $8,133. These proceeds and the proceeds from the subordinated promissory note (see Note 6) were used by Republic to acquire the common stock of Chautauqua.

In June 2004, the Company completed its initial public stock offering. The Company issued 5,000,000 shares of common stock at $13 per share. The net proceeds provided by this offering were $58,172, before the repayment of debt.

In February 2005, the Company completed its follow-on public stock offering. The Company issued 6,900,000 shares of common stock at $12.50 per share. The net proceeds provided by this follow-on offering were approximately $80,800.

At December 31, 2004, approximately 5,615,000 shares of the Company’s 75,000,000 authorized shares were reserved for issuances under the 2002 Equity Incentive Plan and warrants.

Stock Options

In connection with employment agreements for certain key employees, Republic granted options to purchase shares of Republic's common stock. The stock options vest ratably over the term of the employment agreements (generally 48 months) and are exercisable for five years following the vesting dates. Generally, stock options are granted with exercise prices equal to market prices on the grant date. Because stock options granted in August 2001 had an exercise price below market price, compensation expense of $214, $214 and $213 was recorded for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, stock options were granted in May 2004 to certain employees and non-employee directors, and additional shares were issued in December 2004 in connections with employment contract amendments. The options granted during 2004 vest ratably over periods ranging from 8 months to 48 months, and the options are exercisable until 10 years from the date of grant. The following is a summary of stock option activity for stock options outstanding at the end of the respective years:

	December 31, 2004		December 31, 2003		December 31, 2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,920,000	$2.11	1,920,000	$2.13	2,040,000	$2.11
Granted	1,420,620	13.00
Forfeited					120,000	1.75
Exercised	558,756	1.75

Outstanding, end of year	2,781,864	$7.76	1,920,000	$2.13	1,920,000	$2.13

Weighted average remaining contractual life in years	6.3		2.7		3.7
Options exercisable, end of year	1,409,892	$2.72	1,872,500	$1.99	1,594,583	$1.91

    The weighted average grant date fair value of options granted in 2004 was $3.32. No options were granted during the years ended December 2003 and 2002. The following represents options outstanding and exercisable as of December 31, 2004 by range of exercise prices:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Average Remaining Contractual Life	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
$1.75	1,241,244	2.3	$1.75	1,241,244	$1.75
$7.83	120,000	3.7	$7.83	101,417	$7.83
$13.00	1,420,620	10.0	$13.00	67,231	$13.00
	2,781,864		$7.76	1,409,892	$2.72

Warrants

In connection with the Delta code-share agreement, the Company has issued warrants to purchase shares of its common stock related to the Chautauqua code-share agreement beginning in June 2002 and the Republic Airline code-share agreement beginning in December 2004. The warrants, net of amounts surrendered in December 2004, are fully vested and exercisable as follows:

Issued	Number of Shares	Exercise Price	Vesting	Exercise Period
June 2002	825,000	$12.50 (1)	Fully Vested	Through June 2012
June 2004	825,000	12.35 (1)	Fully Vested	Through May 2014
February 2003	396,000	13.00	Fully Vested	Through February 2013
October 2003	165,000	12.35	Fully Vested	Through October 2013
March 2004	264,000	12.35	Fully Vested	Through March 2014
December 2004	960,000	11.60	Fully Vested	Through December 2014
	3,435,000

(1) The exercise price is subject to downward adjustment, if we issue additional shares of our common stock in certain instances.

In December 2004, the Company and Delta agreed to reduce the amounts of all warrants issued pursuant to the Chautauqua code-share agreement by 45%, which reduced deferred warrant charges and warrant equity by $6,756. Amortization of deferred warrant charges were $800, $359 and $9 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company records deferred warrant charges on the measurement date based upon an option pricing model that considered continuous compounding of dividends and dilution using an estimated fair value of the Company’s common stock on the grant date, an estimated dividend yield, a risk-free interest rate commensurate with the warrant term, volatility of 40% and an expected life of 10 years.

12. INCOME TAXES

The components of the provision for income tax expense (benefit) for the years ended December 31 are as follows:

	2004	2003	2002
Federal:
Current			$(4,633)
Deferred	$22,130	$18,813	13,830

	22,130	18,813	9,197

State:
Current	520	237	148
Deferred	6,039	3,227	2,310

	6,559	3,464	2,458

Income tax expense	$28,689	$22,277	$11,655

A reconciliation of income tax expense at the applicable federal statutory income tax rate to the tax provision as reported for the years ended December 31 are as follows:

	2004	2003	2002
Federal income tax expense at statutory rate	$25,711	$19,714	$10,030
State income tax expense, net of federal benefit	3,145	2,252	1,598
Other	(167)	311	27

Income tax expense	$28,689	$22,277	$11,655

The components of deferred tax assets and liabilities as of December 31 are as follows:

	2004	2003
DEFERRED TAX ASSETS
Current:
Nondeductible accruals	$5,111	$5,198
Nondeductible accrued interest	1,351	3,895
Asset impairment expenses		1,150
Prepaid rent	524	390

	6,986	10,633

Noncurrent:
Nondeductible reserves	2,920	2,920
Nondeductible accruals	1,868	153
Treasury locks	2,793
Alternative minimum tax credit	457	457
Net operating loss carryforward	126,795	47,672
Prepaid rent	6,284	4,680
Deferred credits and sale leaseback gain	7,831	7,662

	148,948	63,544

Total assets	155,934	74,177

DEFERRED TAX LIABILITIES
Noncurrent:
Accelerated depreciation and fixed asset basis differences for tax purposes	(212,533)	(106,139)

Total noncurrent deferred tax liability	(63,585)	(42,595)

Total deferred tax liability	$(56,599)	$(31,962)

Deferred tax assets include benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards of $457, which do not expire, and net operating loss carryforwards of $362,272, which begin expiring in 2022.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in an arm's length transaction between knowledgeable, willing parties. The following method and assumptions are used to estimate the fair value of each class of financial instruments:

Long-term debt—The fair value is estimated based on discounting expected cash flows at the rates currently offered to Chautauqua for debt of the same remaining maturities. As of December 31, 2004 and 2003, the carrying value of long-term debt approximates its fair value.

Subordinated notes payable to affiliates—It is not practicable to estimate fair value of related party financial instruments because the related parties most likely have investment strategies and expectations different from unrelated third parties.

14. BENEFIT PLAN—401(k)

Republic has a defined contribution retirement plan covering substantially all eligible employees. Republic matches up to 2.5% of eligible employees' wages. Employees are generally vested in matching contributions after three years of service with Republic. Employees are also permitted to make pre-tax contributions of up to 15% and after-tax contributions of up to 10% of their annual compensation. Republic's expense under this plan was $1,128, $540, and $428 for the years ended December 31, 2004, 2003 and 2002, respectively.

15. IMPAIRMENT LOSS AND ACCRUED AIRCRAFT RETURN COSTS

 Saab 340 Turboprop Aircraft

On December 26, 2001, management made the decision to exit its Saab 340 turboprop operations which represented 4% of 2002 revenue. The exit plan included the scheduled removal of aircraft (consisting of twenty-four leased and two owned aircraft) from flight service, the preparation of the aircraft for return to the lessor or for sale, and the sale of related spare engines, parts and supplies used to maintain and operate the Saab 340 fleet.

Saab Aircraft Leasing, Inc. and affiliates (collectively referred to as "lessor") had agreed to lease twenty-two of the twenty-four leased Saab 340 aircraft when new lessees were identified. An agreement was initially signed between the lessor and a new lessee (a company controlled by Wexford Capital LLC) for up to eighteen (16 firm and 2 option) Saab 340 aircraft at market lease rates. During 2002, the new lessee leased the original eighteen Saab 340 aircraft and three additional Saab 340 aircraft. In 2003, Chautauqua purchased the one remaining leased Saab 340 aircraft and terminated the lease for the aircraft. This aircraft was sold in October 2003.

During 2002, the leases between Chautauqua and the lessor were terminated when the affiliated company entered into new leases with the lessor. If the new leases are subsequently terminated and/or the lessee does not make its lease payments, Chautauqua may be obligated for the balance due under these original leases. Chautauqua also pays the lessor a rent differential, based on Chautauqua's original lease payments less the lease payments of the new lessee. The total future maximum liability under the guarantee for lease payments is $2,923 as of December 31, 2004 (see Note 8). As a result of changing the delivery dates of the leased aircraft, Chautauqua recorded an additional provision for lease payments of $1,200 in 2002. In 2003, Chautauqua accrued an additional $6,690 of rent differential because the affiliated company's ability to make the lease payments is uncertain. Lease payments of $900 were accrued at December 31, 2002, for the period from the date the aircraft was removed from service through the later of the end of the lease term or the date the aircraft was expected to be re-leased by the lessor.

While the aircraft were out of flight service, they were inspected and overhauled to the required return condition. Chautauqua recorded an additional provision of $1,100 in 2002 in order to meet required return conditions.

Due to market conditions in the air transportation industry, additional impairment losses of $818 and $1,500 were recorded in 2003 and 2002, respectively, to further reduce the carrying amounts of the assets to be disposed of. Estimated fair value for the owned aircraft are based on quotations from aircraft dealers, less selling costs. In 2002, Chautauqua sold the spare engines, parts and supplies to an affiliated company at net book value, which approximated net realizable value based on quotations from aircraft parts manufacturers and dealers (see Note 4).

In conjunction with the lease of Saab 340 aircraft to an affiliated company, Chautauqua assigned a certain maintenance agreement to this new lessee. Should the affiliated company be unable to make payments required by this agreement, the vendor may look to Chautauqua for payment. The term of the agreement and the maximum amount that Chautauqua may be obligated to pay is uncertain because the lessee's use of the Saab 340 aircraft is unknown. Chautauqua's estimate for its maximum liability under this guarantee was approximately $2,600 as of December 31, 2004, of which Chautauqua has accrued $2,595 and $2,952 at December 31, 2004 and 2003, respectively. This amount is based on the current flight operations of the affiliated company.

The changes in the impairment and accrued aircraft return costs are as follows for the years ended December 31, 2002, 2003 and 2004:

Description of Charge	Reserve at Jan. 1, 2002	2002 Provision Charged to Expense	2002 Payments	Reserve at Dec. 31, 2002	2003 Provision (Adjustment) Charged to Expense	2003 Payments	Reserve at Dec. 31, 2003	2004 Adjustment		2004 Payments	Reserve at Dec. 31, 2004
Aircraft return costs:
Rent differential	$2,646		$(581)	$2,065	$6,690	$(2,015)	$6,740	$357		$(4,174)	$2,923
Lease payments	1,886	$1,200	(2,186)	900		(900)
Costs to return aircraft	1,500	1,100	(1,122)	1,478	(300)	(278)	900			(424)	476
Maintenance agreement					2,952		2,952	(357)			2,595
Impairment loss	2,068	1,500			818

Total	$8,100	$3,800	$(3,889)	$4,443	$10,160	$(3,193)	$10,592		$	$(4,598)	$5,994

16. VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions Charged to Expense	Deductions	Balance at End of Year
Allowance for doubtful accounts receivables:
December 31, 2004	$819	$3,385(1)	$(335)(3)	$3,869
December 31, 2003	2,231	637	(2,049)(2)	819
December 31, 2002	415	1,816(2)		2,231

Note receivable from Shuttle America:
December 31, 2004	7,013		(7,013)(4)
December 31, 2003	4,900	2,113		7,013

___________

(1)	In 2004, Chautauqua recorded an allowance for doubtful accounts of $3,200 because of US Airways’ bankruptcy.

(2)	In 2002, Chautauqua recorded an allowance for doubtful accounts of $1,504 because of US Airways' bankruptcy. Chautauqua wrote off the receivable in 2003.

(3)	Uncollectible accounts written off net of recoveries.

(4)	In 2002, Chautauqua received a note for the sale of spare engines and related parts and advances made to Shuttle America, an affiliated company. During 2003 and 2002, the Company recorded an allowance for uncollectible accounts of $2,113 and $4,900, respectively. In 2004, the note was sold to Imprimis Investors LLC, one of the members of our majority stockholder, for the fair value of the underlying collateral, which approximated the net book value of $2,400.

17. SUBSEQUENT EVENTS

In January 2005, Republic Airline entered into a fixed-fee code-share agreement with Delta to operate 16 ERJ-170 aircraft through January 2019. The operation of these aircraft is contingent on Republic Airline obtaining its required certification.

    On March 15, 2005, the Company and Wexford Capital LLC, entered into an omnibus investment agreement with US Airways Group, Inc. The agreement includes provisions for the affirmation of an amended Chautauqua code-share agreement, a potential new jet service agreement with Republic Airline for the operation of ERJ-170 and ERJ-190 aircraft, a conditional $125 million dollar equity commitment and up to $110 million in asset related financing. The agreement can be terminated by the Company and Wexford Capital LLC if the Omnibus Order has not been entered by the Bankruptcy Court by April 20, 2005, and may be terminated by the Company and Wexford Capital LLC or by US Airways Group, Inc. if the closing on the issuance, sale and purchase of the new common stock of US Airways Group, Inc. is not completed by December 31, 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the periodic reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act. There have been no significant changes in the Company’s internal controls or in other factors during the Company’s most recent fiscal quarter that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our current executive officers, directors and key employees as of December 31, 2004:

Name	Age	Position

Bryan K. Bedford	43	Chairman of the Board, President and Chief Executive Officer
Robert H. Cooper	45	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Wayne C. Heller	46	Executive Vice President—Chief Operating Officer of Chautauqua
Arthur H. Amron	48	Director
Lawrence J. Cohen	49	Director
Charles E. Davidson	51	Director
Joseph M. Jacobs	51	Director
Douglas J. Lambert	47	Director
Mark E. Landesman	44	Director
Jay L. Maymudes	43	Director
Mark L. Plaumann	49	Director

Bryan K. Bedford joined us in July 1999 as our president and chief executive officer and a member of our board of directors and became chairman of the board in August 2001. From July 1995 through July 1999, Mr. Bedford was the president and chief executive officer and a director of Mesaba Holdings, Inc., a publicly-owned regional airline. He has over 16 years of experience in the regional airline industry, and was named regional airline executive of the year in 1998 by Commuter and Regional Airline News. Mr. Bedford is a licensed pilot and a certified public accountant. He also served as the 1998 Chairman of the Regional Airline Association.

Robert H. Cooper joined us in August 1999 as vice president and chief financial officer. In February 2002, he became executive vice president, chief financial officer, treasurer and secretary and assumed responsibility for all purchasing and material control. He was previously employed with Mesaba Holdings, Inc. from September 1995 through August 1999 as its vice president, chief financial officer and treasurer. Mr. Cooper is a certified public accountant. He has over 12 years experience in the regional airline industry. He has responsibility for financial accounting, treasury, public reporting, investor relations, human resources, information technology, purchasing and material control.

Wayne C. Heller joined Chautauqua in August 1999 as Vice President—Flight Operations with responsibility for flight crew supervision, system control, flight safety and flight quality standards. In February 2002, he became Executive Vice President and Chief Operating Officer of Chautauqua, and assumed responsibility for all aircraft maintenance, records and engineering. From April 1996 until August 1999 he was employed by Mesaba Airlines, Inc., as its Director of System Operations Control. He is a licensed pilot and a licensed dispatcher and has over 25 years of regional airline experience in operations.

Arthur H. Amron became a director in August 2001. Mr. Amron joined Wexford Capital LLC in 1994, became a Principal in 1999 and serves as Wexford's General Counsel. From 1991 to 1994, he was an associate at Schulte Roth & Zabel, LLP and from 1984 to 1991, he was an associate at Debevoise & Plimpton LLP. Mr. Amron is a director of several privately-held companies in which Wexford Capital has an investment. Mr. Amron served as a member of the board of directors of Frontier Airlines, Inc. from 1997 through 1999.

Lawrence J. Cohen has been a director since June 2002. He is the owner and Chairman of Pembroke Companies, Inc., an investment and management firm that he founded in 1991. The firm makes investments in and provides strategic management services to real estate and specialty finance related companies. From 1989 to 1991, Mr. Cohen worked at Bear Stearns & Co. where he attained the position of Managing Director. From 1983 to 1989, Mr. Cohen served as first Vice President in the Real Estate Group of Integrated Resources, Inc. From 1980 to 1983, Mr. Cohen was an associate at the law firm of Proskauer Rose Goetz & Mendelsohn. Mr. Cohen is a member of the bar in both New York and Florida.

Charles E. Davidson has been a director since May 1998, and served as Chairman of the Board from May 1998 to August 2001. He co-founded Wexford Capital LLC in 1994 and serves as its Chairman. From 1984 to 1994, Mr. Davidson was a General Partner of Steinhardt Partners, L.P. From 1977 to 1984, he was employed by Goldman Sachs & Co. where he was the head of domestic corporate bond trading and proprietary trading. Mr. Davidson is a director of several privately-held companies in which Wexford Capital has an investment.

Joseph M. Jacobs has been a director since May 1998, and served as Vice-Chairman of the Board from May 1998 to August 2001. He co-founded Wexford Capital LLC in 1994 and serves as its President. From 1982 to 1994, Mr. Jacobs was employed by Bear Stearns & Co., Inc. where he attained the position of Senior Managing Director. From 1979 to 1982, he was employed as a commercial lending officer at Citibank, N.A. Mr. Jacobs is a director of several privately-held companies in which Wexford Capital has an investment.

Douglas J. Lambert has been a director since August 2001. He is presently a Senior Director in the Debtor Advisory and Crisis Management Group of Alvarez & Marsal Inc. From 1994 to 2003, Mr. Lambert was a Senior Vice President of Wexford Capital LLC. From 1983 to 1994, Mr. Lambert held various financial positions with Integrated Resources, Inc.'s Equipment Leasing Group, including Treasurer and Chief Financial Officer. He is a certified public accountant.

Mark E. Landesman has been a director since June 2002. Mr. Landesman is President of ML Management Associates, Inc., an entertainment business management firm, which he founded in 1988. The firm is responsible for the financial affairs for numerous entertainment industry clients. Mr. Landesman is a member of the Media Entertainment Roundtable Committee and he is a Certified Public Accountant.

Jay L. Maymudes has been a director since May 1998. He joined Wexford Capital LLC in 1994, became a Principal in 1997 and serves as Wexford's Chief Financial Officer. From 1988 to 1994, Mr. Maymudes was the Chief Financial Officer of Dusco, Inc., a real estate investment advisory firm which managed publicly-traded and privately-held real estate investment trusts. He is a certified public accountant. Mr. Maymudes is a director of several privately-held companies in which Wexford Capital has an investment.

Mark L. Plaumann has been a director since June 2002. He is presently a Managing-Member of Greyhawke Capital Advisors LLC, which he co-founded in 1998. From 1995 to 1998, Mr. Plaumann was a Senior Vice President of Wexford Capital LLC. From 1990 to 1995, Mr. Plaumann was employed by Alvarez & Marsal, Inc. as a Managing Director. From 1985 to 1990, Mr. Plaumann worked for American Healthcare Management, Inc., where he attained the position of President. From 1974 to 1985, Mr. Plaumann worked in both the audit and consulting divisions of Ernst & Young, where he attained the position of Senior Manager.

Audit Committee

We have established an audit committee. The audit committee reviews our internal accounting procedures and considers and reports to the board of directors with respect to other auditing and accounting matters, including the selection of our independent auditors, the scope of annual audits, fees to be paid to our independent auditors and the performance of our independent auditors. Our audit committee consists of Messrs. Cohen, Plaumann and Landesman, all of whom are independent within the meaning of the Nasdaq corporate governance and SEC rules. Our Board of Directors has determined that at least one person serving on the Audit Committee is an “audit committee financial expert” as defined under Item 401(h) of SEC Regulation S-K. Mark Plaumann, the Chair of the Audit Committee, is an “audit committee financial expert” and is independent as defined under applicable SEC and Nasdaq rules.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of SEC Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is publicly available on our website at republic-airways.net. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four days of such amendment or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that Company’s executive officers and directors, and person who beneficially own more than ten percent of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Executive officers, directors, and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from the Company’s executive officers, directors and greater, we believe that during fiscal 2004 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

      We currently have nine members on our board of directors. Each of our directors holds office until his or her successor is duly elected and qualified or until his or her resignation or removal, if earlier, as provided in our by-laws. No family relationship exists among any of the directors or executive officers.

Executive Compensation

The following table sets forth certain summary information with respect to compensation we paid in 2004 and 2003 to our Chief Executive Officer and our other executive officers.

Name and position	Year	Salary	Bonus	All Other Compensation(1)	Long Term Compensation Number of Options Granted

Bryan K. Bedford Chairman, President & Chief Executive Officer	2004 2003	$340,000 324,308	$463,000 360,000	$4,500 4,000	518,100 0
Robert H. Cooper Executive Vice President, Chief Financial Officer, Treasurer and Secretary	2004 2003	175,000 175,000	230,000 250,000	354,115 3,750	255,960 0
Wayne C. Heller Executive Vice President, Chief Operating Officer of Chautauqua	2004 2003	170,000 140,000	210,000 225,000	174,080 3,500	194,160 0

___________

(1) Consists of matching payments made under our 401(k) plan and in 2004, for Messrs. Cooper and Heller, and cash incentives for entering into their respective employment contract amendments in the amount of $350,000 and $170,000, respectively.

Aggregated Option Values as of December 31, 2004

The following table provides information as to options exercised by our Chief Executive Officer and our other executive officers during the fiscal year ended December 31, 2004 and the number and value of options at December 31, 2004.

			Number of Securities Underlying Unexercised Options at Year End		Value of Unexercised In-the-Money Options at Year End ($)
	Shares Acquired on Exercise	Value Realized	Unexercisable	Exercisable	Unexercisable	Exercisable

Bryan K. Bedford	341,475	$875,852	483,338	893,288	$130,501	$9,899,594
Robert H. Cooper	85,369	$218,965	238,965	231,626	$64,521	$2,477,138
Wayne C. Heller	81,912	$183,220	184,890	127,358	$49,920	$1,362,877

Option Grants

The following table provides information regarding stock options granted during the year ended December 31, 2004 to our Chief Executive Officer and our other executive officers.

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date	5%	10%

Bryan K. Bedford	518,100	38.6%	$13.00	12/27/2014	$4,236,000	$10,734,000
Robert H. Cooper	255,960	19.1%	$13.00	12/27/2014	$2,093,000	$5,303,000
Wayne C. Heller	194,160	14.5%	$13.00	12/27/2014	$1,587,000	$4,023,000

Employment Agreements

We entered into an employment agreement with Mr. Bedford in July 2003. The agreement was amended in December 2004. Mr. Bedford's current annual salary is $340,000 and his annual deferred compensation payment is $170,000, throughout the term of the amended agreement. In addition, Mr. Bedford is eligible for an annual bonus in such amount as our board of directors may determine in its discretion. The amended agreement expires in June 2007, provided that either party may terminate the agreement by providing the other party notice 30 days prior to termination. If we terminate Mr. Bedford's employment without "cause" within the meaning of the employment agreement, or if Mr. Bedford terminates his employment for "cause," within the meaning of the employment agreement, he will be entitled to receive $680,000, unless the agreement has less than 24 months remaining in its term. In that situation, Mr. Bedford's severance payment will be prorated for the remainder of the term, but in no event will it be less than $170,000. Additionally, Mr. Bedford will be precluded from competing with us for a period of 12 months following the expiration or any termination of his employment agreement.

We entered into an employment agreement with Mr. Cooper in August 2003. The agreement was amended in December 2004. Upon execution of the amendment, Mr. Cooper received a signing bonus of $350,000. Mr. Cooper's current annual salary is $175,000 and his annual deferred compensation payment is $70,000, throughout the term of the amended agreement. In addition, Mr. Cooper is eligible for an annual bonus in such amount as our board of directors may determine in its discretion. The agreement expires in July 2007, provided that either party may terminate the agreement by providing the other party notice 30 days prior to termination. If we terminate Mr. Cooper's employment without "cause" within the meaning of the employment agreement, or if Mr. Cooper terminates his employment for "cause," within the meaning of the employment agreement, he will be entitled to receive $175,000. The severance payment will be prorated if the remaining term of the agreement is less than 12 months. Additionally, Mr. Cooper will be precluded from competing with us for a period of 12 months following the expiration or any termination of his employment agreement.

We entered into an employment agreement with Mr. Heller in August 2003. The agreement was amended in December 2004. Upon execution of the amendment, Mr. Heller received a signing bonus of $170,000. Mr. Heller's current annual salary is $170,000 and his annual deferred compensation payment is $68,000, throughout the term of the amended agreement. In addition, Mr. Heller is eligible for an annual bonus in such amount as our board of directors may determine in its discretion. The agreement expires in July 2007, provided that either party may terminate the agreement by providing the other party notice 30 days prior to termination. If we terminate Mr. Heller's employment without "cause" within the meaning of the employment agreement, or if Mr. Heller terminates his employment for "cause," within the meaning of the employment agreement, he will be entitled to receive $170,000. The severance payment will be prorated if the remaining term of the agreement is less than 12 months. Additionally, Mr. Heller will be precluded from competing with Chautauqua or its affiliates, including us, for a period of 12 months following the expiration or any termination of his employment agreement.

Stock Options

To date, there are outstanding options to purchase 2,781,864 shares of our common stock. These options were granted by our board of directors to our key employees and were not granted pursuant to any established stock option plan. These options do not qualify as incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended), which we refer to as ISOs. The exercise prices of these options range from $1.75 to $13.00 per share. The options vest on several different schedules.

The 2002 Equity Incentive Plan

The following is a description of the material terms of our 2002 Equity Incentive Plan. You should, however, refer to the exhibits to this Annual Report on Form 10-K for a complete copy of the 2002 Equity Incentive Plan.

Type of Awards. The 2002 Equity Incentive Plan provides for grants of options to purchase shares of our common stock, including options intended to qualify as ISOs, and options which do not qualify as ISOs, which we refer to as NQSOs, restricted shares of our common stock, restricted stock units, the value of which is tied to shares of our common stock and other equity-based awards related to our common stock, including unrestricted shares of our common stock, stock appreciation rights and dividend equivalents. In addition, non-employee directors shall receive automatic grants of NQSOs.

           Available Shares. A maximum of 2,180,000 shares of our common stock has been reserved for issuance, or reference purposes, under the 2002 Equity Incentive Plan, subject to adjustment upon certain changes in capitalization (as described below). New awards may be granted under the 2002 Equity Incentive Plan with respect to shares of our common stock covered by any award that terminates or expires by its terms (by cancellation or otherwise) or with respect to shares of our common stock that are withheld or surrendered to satisfy a recipient's income tax or other withholding obligations or tendered to pay the purchase price of any award.

Eligibility. Awards under the 2002 Equity Incentive Plan may be granted to any of our (or any of our subsidiaries' or affiliates') directors, officers or other employees, including any prospective employee, and to any of our (or any of our subsidiaries' or affiliates') advisors or consultants selected by the compensation committee of our board of directors.

Administration. The 2002 Equity Incentive Plan will be administered by the compensation committee of our board of directors or the board of directors. However, our board of directors may, in its sole discretion, delegate to one or more of our executive officers the authority to grant options to employees who are not officers or directors on terms specified by our board of directors. The compensation committee will have full discretion and authority to make awards under the 2002 Equity Incentive Plan, to apply and interpret the provisions of the 2002 Equity Incentive Plan and to take such other actions as may be necessary or desirable in order to carry out the provisions of the 2002 Equity Incentive Plan. The determinations of the compensation committee on all matters relating to the 2002 Equity Incentive Plan and the options, restricted stock, restricted stock units and other equity-based awards granted thereunder will be final, binding and conclusive.

Stock Options. The compensation committee may grant ISOs and NQSOs in such amounts and subject to such terms and conditions as it may determine. The exercise price of an option granted under the 2002 Equity Incentive Plan will not be less than the fair market value of our common stock on the date of grant. Unless sooner terminated or exercised, options will generally expire ten years from the date of grant. Payment for shares acquired upon the exercise of an option may be made in cash and/or such other form of payment as may be permitted by the compensation committee from time to time, which may include previously-owned shares of our common stock or payment pursuant to a broker's cashless exercise procedure. Except as otherwise permitted by the compensation committee, no option may be exercised more than 30 days after termination of the optionee's employment or other service or, if the optionee's service is terminated by reason of disability or death, one year after such termination. If, however, an optionee's employment is terminated for "cause" (as defined in the 2002 Equity Incentive Plan), options held by such optionee will immediately terminate.

Restricted Stock and Restricted Stock Units. The compensation committee may grant restricted shares of our common stock in amounts, and subject to terms and conditions (such as time vesting and/or performance-based vesting criteria) as it may determine. Generally, prior to vesting, the recipient will have the rights of a stockholder with respect to the restricted stock, subject to any restrictions and conditions as the compensation committee may include in the award agreement. The 2002 Equity Incentive Plan permits us (or one of our subsidiaries or affiliates) to make loans to recipients of restricted stock. Among other things, these loans will bear interest at a fair interest rate as determined by the compensation committee and, unless otherwise determined by the compensation committee, shall be secured by shares of our common stock having an aggregate fair market value at least equal to the principal amount of the loan. The compensation committee may grant restricted stock units, the value of which is tied to shares of our common stock, in amounts, and subject to terms and conditions, as the compensation committee may determine.

Other Equity-Based Awards. The compensation committee may grant other types of equity-based awards related to our common stock under the 2002 Equity Incentive Plan, including the grant of unrestricted shares of our common stock, stock appreciation rights, and dividend equivalents, in amounts and subject to terms and conditions as the compensation committee may determine. These awards may involve the transfer of actual shares of common stock or the payment in cash or otherwise of amounts based on the value of shares of our common stock.

Non-Employee Director Stock Options. Each non-employee director was automatically granted options to purchase 10,000 shares of common stock on the day prior to the commencement of the initial public offering of our common stock with an exercise price of $13.00, our initial public offering price. Each director who first becomes a non-employee director after the initial public offering of our common stock will automatically be granted options to purchase 10,000 shares of our common stock under our 2002 Equity Incentive Plan on the first trading day following his or her commencement of service as a non-employee director. In addition, each non-employee director will generally be granted an option to purchase 2,500 shares of common stock on the date of each annual meeting of stockholders at which he or she is reelected as a non-employee director. A non-employee director is any member of our board of directors who is not employed by or a consultant to us of any of our subsidiaries and includes any director who serves as one of our officers but is not paid by us for this service. The exercise price per share covered by an option granted shall be equal to the fair market value of the common stock on the date of grant. Subject to remaining in continuous service with the Company through each applicable vesting date, a director's initial option grant will become exercisable as follows: with respect to 124 of the shares covered thereby on the first day of each month for the first 12 months commencing after the date of the grant, and with respect to 148 of the shares covered thereby on the first day of each successive month for the next 24 months. Each annual option grant shall, subject to the director remaining in continuous service with the Company through each applicable vesting date, become vested with respect to 112 of the shares covered thereby on the first day of each month for the first 12 months commencing after the date of the grant. Upon the cessation of a non-employee director's service, such individual will generally have 180 days to exercise all options that are exercisable on the termination date. If a director's service terminates by reason of his or her death or disability, his or her beneficiary will generally have 12 months to exercise any portion of a director option that is exercisable on the date of death. Except as otherwise provided herein, if not previously exercised, each option granted shall expire on the tenth anniversary of the date of grant. Upon a change in control as defined in the 2002 Equity Incentive Plan, vesting of the options held by a non-employee director will accelerate and become fully vested.

Adjustments Upon Changes in Capitalization. Upon any increase, reduction, or change or exchange of the common stock for a different number or kind of shares or other securities, cash or property by reason of a reclassification, recapitalization, merger, consolidation, reorganization, stock dividend, stock split or reverse stock split, combination or exchange of shares, or any other corporate action that affects our capitalization, an equitable substitution or adjustment may be made in the aggregate number and/or kind of shares reserved for issuance (or reference purposes) under the 2002 Equity Incentive Plan, the aggregate number and/or kind of shares for which prospective awards to non-employee directors are made, the kind, number and/or exercise price of shares or other property subject to outstanding options granted under the 2002 Equity Incentive Plan, and the kind, number and/or purchase price of shares or other property subject to outstanding awards of restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and other equity-based awards granted under the 2002 Equity Incentive Plan, as may be determined by the compensation committee, in its sole discretion. The compensation committee may provide, in its sole discretion, for the cancellation of any outstanding awards in exchange for payment in cash or other property of the fair market value of the shares of our common stock covered by such awards (whether or not otherwise vested or exercisable), reduced, in the case of options, by the exercise price thereof, or for no consideration in the case of awards which are not otherwise then vested or exercisable.

          Nonassignability. Except to the extent otherwise provided in an award agreement or approved by the compensation committee, no award granted under the 2002 Equity Incentive Plan will be assignable or transferable other than by will or by the laws of descent and distribution and all awards will be exercisable during the life of a recipient only by the recipient (or in the event of incapacity, his or her guardian or legal representative).

Amendment and Termination. The 2002 Equity Incentive Plan may be amended or terminated at any time by our board of directors, subject, however, to stockholder approval in the case of certain material amendments if required by applicable law, such as an increase in the number of shares available under the 2002 Equity Incentive Plan or a change in the class of individuals eligible to participate in the 2002 Equity Incentive Plan.

U.S. Federal Income Tax Consequences. The following is a brief description of the material U.S. federal income tax consequences generally arising with respect to awards granted under the 2002 Equity Incentive Plan.

In general, the grant of an option will have no income tax consequences to the recipient or to us. Upon the exercise of an option, other than an ISO, the recipient generally will recognize ordinary income equal to the excess of the fair market value of the shares of common stock subject to the option on the date of exercise over the exercise price for such shares (i.e., the option spread), and we generally will be entitled to a corresponding tax deduction in the same amount. Upon the sale of the shares of our common stock acquired pursuant to the exercise of an option, the recipient will recognize capital gain or loss equal to the difference between the selling price and the sum of the exercise price plus the amount of ordinary income recognized on the exercise.

A recipient generally will not recognize ordinary income upon the exercise of an ISO (although, on exercise, the option spread is an item of tax preference income potentially subject to the alternative minimum tax) and we will not receive any deduction. If the stock acquired upon exercise of an ISO is sold or otherwise disposed of within two years from the grant date or within one year from the exercise date, then gain realized on the sale generally is treated as ordinary income to the extent of the ordinary income that would have been realized upon exercise if the option had not been an ISO, and we generally will be entitled to a corresponding deduction in the same amount. Any remaining gain is treated as capital gain.

If the shares acquired upon the exercise of an ISO are held for at least two years from the grant date and one year from the exercise date and the recipient is employed by us at all times beginning on the grant date and ending on the date three months prior to the exercise date, then all gain or loss realized upon the sale will be capital gain or loss and we will not receive any deduction.

In general, an individual who receives an award of restricted stock will recognize ordinary income at the time such award vests in an amount equal to the difference between the value of the vested shares and the purchase price for such shares, if any, and we generally will be entitled to a deduction in an amount equal to the ordinary income recognized by the recipient at such time.

The recipient of an award of restricted stock units generally will recognize ordinary income upon the issuance of the shares of common stock underlying such restricted stock units in an amount equal to the difference between the value of such shares and the purchase price for such units and/or shares, if any, and we generally will be entitled to a deduction in an amount equal to the ordinary income recognized by the recipient at such time.

With respect to other equity-based awards, upon the payment of cash or the issuance of shares or other property that is either not restricted as to transferability or not subject to a substantial risk of forfeiture, the participant will generally recognize ordinary income equal to the cash or the fair market value of shares or other property delivered, less any amount paid by the participant for such award. Generally, we will be entitled to a deduction in an amount equal to the ordinary income recognized by the participant.

Compensation Committee Interlocks and Insider Participation

        Lawrence J. Cohen, Mark L Plaumann and Jay L. Maymudes constitute the Company's Compensation Committee. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has any executive officer serving as a member of our Board of Directors or Compensation Committee.

Compensation Committee Interlocks and Insider Participation

        Lawrence J. Cohen, Mark L Plaumann and Jay L. Maymudes constitute the Company's Compensation Committee. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has any executive officer serving as a member of our Board of Directors or Compensation Committee.

Report of the Compensation Committee on Executive Compensation

The Compensation Committee of our Board of Directors was formed in May 2004 and currently consists of Messrs. Cohen, Plaumann and Maymudes. The Compensation Committee is charged with recommending to the Board of Directors the compensation for the Company's executives and administering the Company's stock incentive and benefit plans.

      Plans on Executive Compensation

The Company and the Compensation Committee believe that executive compensation should be closely related to increased stockholder value. One of the Company's strengths contributing to its successes is a strong management team, many of whom have been with the Company for a number of years. The compensation program is designed to enable the Company to attract, retain and reward capable employees who can contribute to the continued success of the Company, principally by linking portions of compensation with the attainment of key business objectives. Equity participation and a strong alignment to stockholder's interests are key elements of the Company's compensation philosophy. Accordingly, the Company's executive compensation program is designed to provide competitive compensation, support the Company's strategic business goals and reflect the Company's performance.

    The compensation program reflects the following principles:

    Compensation should encourage increased stockholder value.

    Compensation programs should reflect and promote the Company's values and reward individuals for outstanding contributions toward business goals.

    Compensation programs should enable the Company to attract and retain highly qualified professionals.

    Our executive compensation is comprised of two components, base salary and incentives, each of which is intended to serve the overall compensation philosophy.

Base Salary. The Company's salary levels are intended to be consistent with competitive pay practices and level of responsibility, with salary increases reflecting competitive trends, the overall financial performance and resources of the Company, general economic conditions as well as a number of factors relating to the particular individual, including the performance of the individual executive, and level of experience, ability and knowledge of the job.

Incentives. Incentives generally consist of stock option and cash awards paid to the Company's senior management executives. Non-guaranteed portions of bonuses payable to senior executives are generally tied to the overall performance of the executive and Company.

The Committee strongly believes that the compensation program should provide employees with an opportunity to increase their ownership and potentially gain financially from Company stock price increases. By this approach, the best interests of stockholders, executives and employees will be closely aligned. Therefore, executives and other employees are eligible to receive stock options, giving them the right to purchase shares of common stock of the Company at a specified price in the future. The grant of options is based in large part on a key employee's potential contribution to the Company's growth and profitability, based on the Committee's discretionary evaluation. Options are granted at the prevailing market value of the Company's common stock and will only have value if the Company's stock price increases. Generally, grants of options vest over a period of time and executives must be employed by the Company for such options to vest.

      Compensation of the Chief Executive Officer

As Chief Executive Officer and Chairman of the Board, Mr. Bedford is compensated pursuant to an employment agreement with a term through June 2007. This agreement was amended in December 2004 and currently provides for an annual salary of $340,000, with $170,000 of annual deferred compensation through the term of the agreement. In addition, Mr. Bedford is eligible for an annual bonus in such amounts as the board of directors may determine in its direction.

The aggregate compensation of Mr. Bedford was deemed appropriate by the Compensation Committee considering the overall performance of the Company and Mr. Bedford.

Members of the Compensation Committee

Lawrence J. Cohen

Jay L. Maymudes

Mark L. Plaumann

Performance Graph

        The above graph compares the performance of the Company from May 27, 2004 through December 31, 2004, against the performance of (i) the Composite Index for Nasdaq Stock Market (U.S. Companies) and (ii) an index of companies engaged in air transportation (SIC 4510-4519), including regional airlines, whose stocks trade on the Nasdaq, for the same period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 28, 2005:

• each person who is known by us to be the beneficial owner of more than 5% of our common stock;

• each executive officer named in the summary compensation table;

• each of our directors; and

• all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse.

Name and Address	Shares Beneficially Owned	Percent Beneficially Owned(1)

WexAir LLC(2)	19,308,756	59.5%
Bryan K. Bedford(3)	1,262,812	3.8%
Robert H. Cooper(4)	340,616	1.0%
Wayne C. Heller(5)	220,898	*
Arthur H. Amron	4,163	*
Charles E. Davidson(6)	19,312,919	59.5%
Joseph M. Jacobs(6)	19,312,919	59.5%
Douglas J. Lambert(7)	4,163	*
Jay L. Maymudes	4,163	*
Lawrence J. Cohen(8)	4,163	*
Mark E. Landesman(9)	4,163	*
Mark L. Plaumann(10)	4,163	*
All directors and executive officers as a group (11 persons)(11)	21,166,386	62.5%
Delta Air Lines, Inc.(12)	3,435,000	9.6%

___________

* Less than 1%.

(1) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock when such person or persons have the right to acquire them within 60 days after February 28, 2005. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which such person or persons have the right to acquire within 60 days after February 28, 2005. is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) The address of this entity is: Wexford Plaza, 411 West Putnam Avenue, Greenwich, Connecticut 06830.

(3) Includes 962,812 shares subject to stock options.

(4) Includes 265,616 shares subject to stock options.

(5) Includes 145,898 shares subject to stock options.

(6) Messrs. Davidson and Jacobs may be deemed to be the beneficial owner of the shares of our common stock owned by WexAir LLC by virtue of being a managing member or general partner of WexAir LLC or each of the members of WexAir LLC. Each of Messrs. Davidson and Jacobs disclaims beneficial ownership of the shares owned by WexAir LLC except to the extent of his interest in such shares through his interest in each member of WexAir LLC. Also includes 4,163 shares subject to stock options.

(7) Consists of shares subject to stock options. The address of Mr. Lambert is c/o Alvarez & Marsal Inc, 101 East 52nd Street, New York, NY 10022.

(8) Consists of shares subject to stock options. The address for Mr. Cohen is: c/o Pembroke Companies, Inc., 70 East 55th Street, 7th Floor, New York, New York 10022.

(9) Consists of shares subject to stock options. The address for Mr. Landesman is: c/o ML Management Associates, Inc., 125 W. 55th Street, 8th Floor, New York, New York 10019.

(10) Consists of shares subject to stock options. The address for Mr. Plaumann is: 350 Bedford Street, Suite 307, Stamford, CT 06901.

(11) Includes 1,407,630 shares subject to stock options.

(12) Consists of 3,435,000 shares subject to warrants exercisable within 60 days after February 28, 2005.

Below is a summary of the equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Number of securities to be issued upon exercise of outstanding options, warrants and rights
Equity compensation plans approved by security holders	6,216,864	$3.47	1,727,600
Equity compensation plans not approved by security holders
Total	6,216,864	$3.47	1,727,600

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Arrangements with Solitair Corp.

In July 1999, Chautauqua entered into an agreement with Solitair Corp., a wholly-owned subsidiary of Solitair Kapital AB. Solitair Kapital AB is controlled by Solitair Intressenter AB, a wholly-owned subsidiary of Wexford Solitair Corp. Wexford Solitair Corp. is an affiliate of WexAir LLC, our majority stockholder. Pursuant to the agreement, Chautauqua agreed to purchase Embraer regional jets from Solitair which had contracts to purchase such jets from Embraer. Solitair was required to sell the firm aircraft to Chautauqua. Through December 31, 2002, the cost to us per aircraft was equal to the purchase price paid by Solitair, including Solitair's expenses related to the purchase of the aircraft, plus up to $500,000. This amount was later decreased to $440,000 per aircraft. As of December 31, 2002, Chautauqua issued notes to Solitair totaling approximately $3,500,000 relating to these expenses. These notes were repaid in April 2003 with accrued interest.

Subsequently, Solitair agreed to assign its option to purchase 20 aircraft from Embraer to us, and we issued a subordinated promissory note payable to Solitair in principal amount plus accrued interest equal to approximately $782,000, which amount was repaid in full in January 2003. We now have an agreement with Embraer to purchase aircraft directly from Embraer. We have no current arrangement, or plan to enter into any arrangement, with Solitair.

Transactions with Wexford Capital LLC

In May 1998, WexAir LLC, a limited liability company formed by several investment funds managed by Wexford Capital LLC, purchased all of our outstanding capital stock, for an aggregate purchase price of $8,133,000, and loaned us $12,000,000. We used these proceeds to purchase Chautauqua for a purchase price of $20,133,000 (including expenses). The note for the Chautauqua purchase price, which currently bears interest at the annual rate of 7.5% compounded semi-annually, currently matures on June 13, 2004. In April 2004, we made a payment of $2,800,000, which payment consisted of $1,400,000 for principal and $1,400,000 for accrued interest. We used a portion of the proceeds from our initial public offering to repay the loan from WexAir LLC.

In July 1999, Imprimis Investors LLC ("Imprimis"), one of the members of our majority stockholder, loaned Chautauqua $1,000,000 for working capital purposes. In April 2000, Imprimis loaned Chautauqua an additional $1,500,000 for working capital purposes. These loans were evidenced by a note that bore interest at a rate of 7.5% per annum and were due on demand. In May 2000, Chautauqua issued to Imprimis 10.295828 shares of Chautauqua's Series A preferred stock in payment of principal and accrued interest on the note, which totaled $2,573,950. In May 2000, Chautauqua sold to Imprimis an additional six shares of Chautauqua's Series A preferred stock for an aggregate purchase price of $1,500,000. Chautauqua used the proceeds from the sale of the preferred stock for working capital. The preferred stock was redeemed in full on September 30, 2003.

In April 2004, Chautauqua sold a demand note receivable from an affiliated company to Imprimis for approximately $2,400,000 which was equal to the net carrying value of such note.

Employees of Wexford Capital provide certain administrative functions to us, including legal services and assistance with financing transactions. We paid Wexford Capital $327,000, $257,000 and $226,000 for these services for the years ended December 31, 2002, 2003 and 2004.

During the fourth quarter of 2001, we decided to exit the turboprop business, return our entire fleet of Saab 340 aircraft and dispose of related inventory and equipment. New leases (between the lessor and Shuttle America) were obtained for 21 aircraft, of which leases for three aircraft expired in January 2004. We remain liable if Shuttle America defaults with respect to the remaining leases. We recorded impairment losses and accrued aircraft return cost of $8.1, $3.8 and $10.2 million in 2001, 2002 and 2003, respectively. As of December 31, 2004, we maintained a reserve of $6.0 million with respect to such losses which we believe is adequate to cover our exposure for additional losses.

Wexford Capital has advised us that it and the investment funds it manages will not enter into any transaction with us unless the transaction is approved by the disinterested members of our board of directors.

Our by-laws provide that any interested party transaction involving Wexford Capital, any of its affiliates and us, shall be approved by a majority of our directors not otherwise affiliated with Wexford Capital or any of its affiliates.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company incurred professional fees from Deloitte & Touche LLP, its principal auditor, for the following professional services:

Audit Fees. Fees in the amount of $722,751 were billed or expected to be billed in 2004, and fees in the amount of $325,695 were billed or expected to be billed in 2003. For 2004, $231,021 related to the audit of the Company’s annual financial statements and the review of the interim financial statements included in the Company’s quarterly reports. For 2003, $175,695 related to audit of the Company’s annual financial statements. The remainder amounts of $491,730 and $150,000, respectively, related to the Company’s registration statement filed with the Securities Exchange Commission.

Audit-Related Fees. Fees in the amount of $24,700 were paid in 2004 related to the audit of the Company’s employee benefit plan and for financial accounting and reporting consultations and Sarbanes Oxley Act, Section 404 advisory services. In 2003, $11,500 of fees were paid related to the Company’s employee benefit plans.

Tax Fees. Fees in the amount of $86,685 and $58,200 were incurred for services provided in 2004 and 2003, respectively, related to services rendered for tax compliance, tax advice and tax planning.

All Other Fees. The Company did not incur such fees in 2004 or 2003.

The Company’s Audit Committee has determined that the non-audit services provided by the Company’s auditors in connection with the year ended December 31, 2004 were compatible with the auditor’s independence.

Pre-Approval Policies

    The Audit Committee is required to approve in advance any audit or non-audit services performed by the Company’s independent public accountants that do not meet the pre-approval standards established by the audit committee. The pre-approval policies and procedures established by the Audit Committee require that the Audit Committee meet with the independent auditor and financial management to review planning, the scope of the proposed services, the procedures to be utilized, and the proposed fees. During 2004, 100% of the tax fees were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	Documents filed as part of this report:

Financial Statements: Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of December 31, 2004 and 2003, Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002, Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002, Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002 and Notes to Consolidated Financial Statements.

(b)	Exhibits

Exhibit No.	Description
1.1	Form of Purchase Agreement.(viii)
3.1	Amended and Restated Certificate of Incorporation.(i)
3.2	Amended and Restated Bylaws.(i)
4.1	Specimen Stock Certificate.(i)
10.1	2002 Equity Incentive Plan.(i)
10.2	Form of Option Agreement for Non-Employee Directors.(i)
10.3	Form of Option Agreement for Officers.(i)
10.3(a)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Bryan K. Bedford, dated as of December 27, 2004.(v)
10.3(b)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Bryan K. Bedford, dated as of December 27, 2004.(v)
10.3(c)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Robert Hal Cooper, dated as of December 27, 2004.(v)
10.3(d)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Robert Hal Cooper, dated as of December 27, 2004.(v)
10.3(e)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Wayne C. Heller, dated as of December 27, 2004.(v)
10.3(f)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Wayne C. Heller, dated as of December 27, 2004.(v)
10.4†	Amended and Restated Regional Jet Air Services Agreement, dated as of June 12, 2002, by and between AMR Corporation and Chautauqua Airlines, Inc.(i)
10.4(a)	Letter Agreement between AMR Corporation and Chautauqua Airlines, Inc. dated July 30, 2002.(i)
10.4(b)†	Side Letter Agreement, dated as of March 26, 2003, by and between AMR Corporation and Chautauqua Airlines, Inc.(i)
10.4(c)†	Amendment to Amended and Restated Air Services Agreement, by and between AMR Corporation and Chautauqua Airlines, Inc., dated as of October 28, 2003.(i)
10.5	Office Lease Agreement, by and between College Park Plaza, LLC and Republic Airways Holdings Inc., dated as of April 23, 2004.(i)
10.6†	Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of March 19, 1999.(i)
10.6(a)†	First Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of September 6, 2000.(i)
10.6(b)†	Second Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of September 20, 2000.(i)
10.6(c)†	Third Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of July 11, 2001.(i)
10.6(d)†	Fourth Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of December 18, 2002.(i)
10.7	Agreement between Chautauqua Airlines, Inc. and Teamsters Airline Division Local 747 representing the Pilots of Chautauqua Airlines, dated as of October 17, 2003.(i)
10.8
Agreement between Chautauqua Airlines, Inc. and the Flight Attendants of Chautauqua Airlines, Inc. as represented by the Airline Division, International Brotherhood of Teamsters, AFL-CIO, dated as of March 9, 1999.(i)

10.9
Agreement between Chautauqua Airlines, Inc. and the Flight Dispatchers in the employ of Chautauqua Airlines, Inc. as represented by Transport Workers Union of America, AFL-CIO, dated as of February 19, 2001.(i)

10.10
Agreement between Chautauqua Airlines, Inc. and the Passenger and Fleet Service Employees in the service of Chautauqua Airlines, Inc. as represented by the International Brotherhood of Teamsters, dated as of December 15, 1999.(i)

10.11	Agreement among Republic Airways Holdings Inc., Chautauqua Airlines, Inc. and Solitair Corp., dated as of February 12, 2002.(i)
10.12†	EMB-145LR Amended and Restated Purchase Agreement Number GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airways Holdings Inc., dated as of April 19, 2002.(i)
10.12(a)†
Partial Assignment and Assumption of Purchase Agreement GCT-025/98, by and between Republic Airways Holdings Inc. and Solitair Corp., and consented to by Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of April 18, 2002.(i)

10.12(b)†	Amendment Number 1 to Amended and Restated Purchase Agreement GCT-025/98 between Republic Airways Holdings Inc and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of June 7, 2002.(i)
10.12(c)†
Amendment Number 2 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airways Holdings Inc., dated as of July 25, 2002.(i)

10.12(d)†
Amendment Number 3 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airways Holdings Inc., dated as of December 18, 2002.(i)

10.12(e)†	Amendment Number 4 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airways Holdings Inc., dated as of May 30, 2003.(i)
10.12(f)†
Amendment Number 5 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airways Holdings Inc., dated as of September 30, 2003.(i)

10.12(g)†
Amendment Number 6 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airways Holdings Inc., dated as of October 31, 2003.(i)

10.12(h)†
Amendment Number 7 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airways Holdings Inc., dated as of December 31, 2003.(i)

10.12(i)†
Amendment Number 8 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airways Holdings Inc., dated as of February 16, 2004.(i)

10.12(j)†
Amendment Number 9 to Amended and Restated Purchase Agreement GCT-025/98, by and between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of May 24, 2004.(viii)

10.12(l)†
Amendment Number 10 to Amended and Restated Purchase Agreement GCT-025/98, by and between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of January 17, 2005.(vii)

10.13†	Amended and Restated Letter Agreement GCT-026/98, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airways Holdings Inc., dated as of April 19, 2002.(i)
10.13(a)†	Amendment Number 1 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of June 7, 2002.(i)
10.13(b)†	Amendment Number 2 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of July 25, 2002.(i)
10.13(c)†	Amendment Number 3 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of August 29, 2002.(i)
10.13(d)†	Amendment Number 4 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of December 10, 2002.(i)
10.13(e)†	Amendment Number 5 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of April 30, 2003.(i)
10.13(f)†	Amendment Number 6 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of May 30, 2003.(i)
10.13(g)†	Amendment Number 7 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of December 31, 2003.(i)
10.13(h)†	Amendment Number 8 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of March 22, 2004.(i)
10.14
Amended and Restated Registration Rights Agreement, dated as of June 7, 2002, by and among Republic Airways Holdings Inc., Imprimis Investors, LLC, Wexford Spectrum Fund I, L.P., Wexford Offshore Spectrum Fund, Wexford Partners Investment Co. LLC, WexAir LLC, and Delta Air Lines, Inc.(i)

10.15	Loan and Security Agreement, by and between Fleet Capital Corporation and Chautauqua Airlines, Inc., dated as of December 9, 1998.(i)
10.16	Consolidated Amendment No. 1 to Loan and Security Agreement, by and between Fleet Capital Corporation and Chautauqua Airlines, Inc., dated as of March 27, 2002.(i)
10.16(a)†	Amendment No. 3 to Loan and Security Agreement, by and between Fleet Capital Corporation and Chautauqua Airlines, Inc., dated as of October 30, 2003.(i)
10.16(b)	Amendment No. 4 to Loan and Security Agreement, by and between Fleet Capital Corporation and Chautauqua Airlines, Inc., dated as of January 9, 2004.(i)
10.17	Amendment No. 1 to the Term Note, dated as of March 27, 2002, by and between Fleet Capital Corporation and Chautauqua Airlines, Inc.(i)
10.18	Lease Agreement by and between the Indianapolis Airport Authority and Chautauqua Airlines, Inc. dba US Airways Express, dated as of June 17, 1994.(i)
10.18(a)	First Amendment to Office Lease Agreement, by and between the Indianapolis Airport Authority and Chautauqua Airlines, Inc., dated as of July 17, 1998.(i)
10.18(b)	Second Amendment to Office Lease Agreement, by and between the Indianapolis Airport Authority and Chautauqua Airlines, Inc., dated as of October 2, 1998.(i)
10.18(c)	Third Amendment to Office Lease Agreement, by and between the Indianapolis Airport Authority and Chautauqua Airlines, Inc., dated as of November 6, 1998.(i)
10.18(d)	Fourth Amendment to Office Lease Agreement, by and between the Indianapolis Airport Authority and Chautauqua Airlines, Inc., dated as of September 3, 1999.(i)
10.19	Letter Agreement by and between the Indianapolis Airport Authority and Chautauqua Airlines, Inc., dated as of July 17, 2000, amending Lease Agreement for office space.(i)
10.20†
Loan Agreement between Chautauqua Airlines, Inc. and Agência Especial de Financiamento Industrial (FINAME), dated as of December 27, 2001. There are fourteen additional Loan Agreements which are substantially identical in all material respects except as indicated on the exhibit.(i)

10.21
Aircraft Security Agreement between Chautauqua Airlines, Inc. as Borrower and JPMorgan Chase Bank as Security Trustee, dated as of December 27, 2001. There are fourteen additional Aircraft Security Agreements which are substantially identical in all material respects except as indicated on the exhibit.(i)

10.22
Security Agreement Supplement No. 1 between Chautauqua Airlines, Inc. as Borrower and JPMorgan Chase Bank as Security Trustee, dated as of January 17, 2002. There are fourteen additional Security Agreement Supplements No. 1 which are substantially identical in all material respects except as indicated on the exhibit.(i)

10.23†
Securities Account Control Agreement among Chautauqua Airlines, Inc. as Debtor, Agência Especial de Financiamento Industrial (FINAME) as Lender, and JPMorgan Chase Bank as Securities Intermediary and Security Deposit Trustee, dated as of December 27, 2001. There are fourteen additional Securities Account Control Agreements which are substantially identical in all material respects except as indicated on the exhibit.(i)

10.24†
Security Deposit Agreement, among Chautauqua Airlines, Inc. as Debtor, Agência Especial de Financiamento Industrial (FINAME) as Lender, and JPMorgan Chase Bank as Securities Intermediary and Security Deposit Trustee, dated as of December 27, 2001. There are fourteen additional Security Deposit Agreements which are substantially identical in all material respects except as indicated on the exhibit.(i)

10.25†
Funding Agreement between Chautauqua Airlines, Inc. and Agência Especial de Financiamento Industrial (FINAME), dated as of December 27, 2001. There are eleven additional Funding Agreements which are substantially identical in all material respects except as indicated on the exhibit.(i)

10.25(a)†	First Amendment to the Funding Agreement, dated as of June 11, 2002, by and between Chautauqua Airlines, Inc. and Agência Especial de Financiamento Industrial.(i)
10.26	Agreement, dated as of June 7, 2002, by and between Republic Airways Holdings Inc. and Delta Air Lines, Inc.(i)
10.27	Amendment No. 1 to Agreement between Republic Airways Holdings Inc. and Delta Air Lines, Inc., dated October 1, 2003.(i)
10.28	Warrant to purchase shares of common stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc., dated as of June 7, 2002.(i)
10.28(a)	Warrant to purchase shares of common stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc., dated as of February 7, 2003.(i)
10.28(b)	Warrant to purchase shares of common stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc., dated as of October 1, 2003.(i)
10.28(c)	Warrant to purchase shares of common stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc., dated as of March 10, 2004.(i)
10.28(d)	Warrant Surrender Agreement, by and between Republic Airways Holdings Inc. and Delta Air Lines, Inc., dated as of December 22, 2004.(iv)
10.28(e)	Form of Warrant to Purchase Shares of Common Stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc., dated as of December 22, 2004.(iv)
10.29	Form of warrant to purchase shares of common stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc.(i)
10.30	Form of warrant to purchase shares of common stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc.(i)
10.31†	Delta Connection Agreement, dated as of June 7, 2002, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc., and Republic Airways Holdings Inc.(i)
10.31(a)†	Amendment No. 1 to Delta Connection Agreement, dated as of February 7, 2003, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc., and Republic Airways Holdings Inc.(i)
10.31(b)†	Amendment Number Two to Delta Connection Agreement, dated September 30, 2003, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc.(i)
10.31(c)†	Amendment Number Three to Delta Connection Agreement, dated March, 2004, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc.(i)
10.31(d)†	Amendment No. 4 to Delta Connection Agreement by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc., dated as of August 12, 2004.(iii)
10.31(e)†	Amendment Number Five to Delta Connection Agreement, as amended, among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc., dated as of December 22, 2004.(iv)
10.32
Amended Promissory Note of Republic Airways Holdings Inc. (FKA Wexford Air Holdings Inc.) (FKA Wexford III Corp.), dated as of May 14, 2003, in favor of WexAir LLC in the principal amount of $20,391,996.04.(i)

10.33	Second Amended and Restated Employment Agreement by and between Bryan K. Bedford and Republic Airways Holdings Inc., dated as of July 1, 2003.(i)
10.33(a)	Amendment No. 1 to Second Amended and Restated Employment Agreement, by and between Bryan K. Bedford and Republic Airways Holdings Inc., dated as of December 27, 2004.(v)
10.34	Second Amended and Restated Employment Agreement by and between Robert Cooper and Republic Airways Holdings Inc., dated as of August 1, 2003.(i)
10.34(a)	Amendment No. 1 to Second Amended and Restated Employment Agreement, by and between Robert Hal Cooper and Republic Airways Holdings Inc., dated as of December 27, 2004.(v)
10.35	Second Amended and Restated Employment Agreement by and between Wayne Heller and Chautauqua Airlines, Inc., dated as of August 1, 2003.(i)
10.35(a)	Amendment No. 1 to Second Amended and Restated Employment Agreement, by and between Wayne C. Heller and Chautauqua Airlines, Inc., dated as of December 27, 2004.(v)
10.36	Port Columbus International Airport Signatory Airline Operating Agreement and Lease, dated as of January 1, 2000.(i)
10.37	Office/Shop Space Permit by and between Signature Combs and Chautauqua Airlines, Inc., dated as of January 16, 2001.(i)
10.38	Hangar and Office Lease by and between AMR Combs, Inc. and Chautauqua Airlines, Inc., dated as of December 22, 1998.(i)
10.39†	Purchase Agreement DCT-014/2004, by and between Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of March 19, 2004.(i)
10.39(a)†	Amendment No. 1 to Purchase Agreement DCT-014/2004, by and between Embraer — Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of April 28, 2004.(ii)
10.39(b)†	Amendment No. 2 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of dated July 8, 2004.(iii)
10.39(c)†	Amendment No. 3 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of July 30, 2004.(iii)
10.39(d)†	Amendment No. 4 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of August 11, 2004.(iii)
10.39(e)†	Amendment No. 5 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of September 29, 2004.(iii)
10.39(f)†	Amendment No. 6 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 9, 2004.(viii)
10.39(g)†	Amendment No. 7 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of December 23, 2004.(viii)
10.40†	Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of March 19, 2004.(i)
10.40(a)†	Amendment No. 1 to Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of July 8, 2004.(viii)
10.40(b)†	Amendment No. 2 to Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of December 23, 2004.(viii)
10.41†	United Express Agreement, by and between United Air Lines, Inc. and Republic Airline Inc., dated as of February 9, 2004.(i)
10.41(a)†	Amendment No. 1 to United Express Agreement, by and between United Air Lines, Inc. and Republic Airline Inc., dated as of February 13, 2004.(i)
10.41(b)†	Amendment No. 2 to United Express Agreement, by and between United Air Lines, Inc. and Republic Airline, Inc., dated as of July 6, 2004.(ii)
10.42†	United Express Agreement, by and between United Air Lines, Inc. and Chautauqua Airlines, Inc., dated as of February 13, 2004.(i)
10.42(a)	Amendment No. 1 to United Express Agreement, by and between United Air Lines, Inc. and Chautauqua Airlines, Inc., dated as of July 6, 2004.(ii)
10.43†	Letter Agreement, by and between United Air Lines, Inc. and Republic Airways Holdings Inc., dated as of February 13, 2004.(i)
10.43(a)†	Letter Agreement, by and between United Air Lines, Inc. and Republic Airways Holdings Inc., dated as of July 7, 2004.(ii)
10.44	Lease Agreement, by and between Chautauqua Airlines, Inc. and the Indianapolis Airport Authority, dated as of December 17, 2004.(viii)
10.45†	Delta Connection Agreement, dated as of January 13, 2005, by and among Delta Air Lines, Inc., Republic Airline Inc. and Republic Airways Holdings Inc.(vi)
21.1	Subsidiaries of Republic Airways Holdings Inc.(i)
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification by Bryan K. Bedford pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Robert H. Cooper pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Bryan K. Bedford pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Robert H. Cooper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of the indicated document have been afforded confidential treatment and have been filed separately with the Commission as required by Rule 406.
(i)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-84092, which was declared effective on May 26, 2004.
(ii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(iii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(iv)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 29, 2004.
(v)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 30, 2004.
(vi)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 20, 2005.
(vii)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 21, 2005.
(viii)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-122033, which was declared effective on February 1, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: March 29, 2005	By: /s/ Bryan K. Bedford
Bryan K. Bedford
Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan K. Bedford
Bryan K. Bedford	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 29, 2005

/s/ Robert H. Cooper
Robert H. Cooper	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2005

/s/ Arthur H. Amron
Arthur H. Amron	Director	March 29, 2005

/s/ Charles E. Davidson
Charles E. Davidson	Director	March 29, 2005

/s/ Joseph M. Jacobs
Joseph M. Jacobs	Director	March 29, 2005

/s/ Douglas J. Lambert
Douglas J. Lambert	Director	March 29, 2005

/s/ Jay L. Maymudes
Jay L. Maymudes	Director	March 29, 2005

/s/ Lawrence J. Cohen
Lawrence J. Cohen	Director	March 29, 2005

/s/ Mark E. Landesman
Mark E. Landesman	Director	March 29, 2005

/s/ Mark L. Plaumann
Mark L. Plaumann	Director	March 29, 2005