Form 10-Q
period 2005-03-31
REPUBLIC AIRWAYS HOLDINGS INC
filed 2005-05-11
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2005

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
__________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of the issuer’s common stock as of May 9, 2005, the latest practicable date.

____________________
Outstanding on
Class	May 9, 2005

Common Stock	32,458,756

TABLE OF CONTENTS

Part I --- Financial Information
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	3
	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2005 and 2004	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12

Part II --- Other Information
Item 6.	Exhibits	13
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

(All other items of this report are inapplicable.)

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
REPUBLIC AIRWAYS HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)
	March 31,	December 31,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$119,511	$46,220
Receivables—net of allowance for doubtful accounts of $812 and $819, respectively	10,498	6,362
Inventories	18,779	17,540
Prepaid expenses and other current assets	4,959	4,513
Restricted cash	4,759	1,203
Deferred income taxes	5,860	6,986

Total current assets	164,366	82,824
Aircraft and other equipment—net	1,084,325	983,181
Other assets	100,388	88,768
Goodwill	13,335	13,335

Total	$1,362,414	$1,168,108

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$51,349	$46,420
Accounts payable	5,699	9,476
Fair value of interest rate hedge	1,602	4,012
Accrued liabilities	63,349	51,033

Total current liabilities	121,999	110,941
Long-term debt—less current portion	883,415	803,766
Deferred credits	19,404	19,847
Deferred income taxes	71,445	63,585

Total liabilities	1,096,263	998,139
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; one vote per share; 75,000,000 shares authorized; 32,458,756 and 25,558,756 shares issued and outstanding, respectively	32	26
Additional paid-in capital	149,170	68,368
Warrants	8,574	8,574
Accumulated other comprehensive loss	(3,371)	(4,168)
Accumulated earnings	111,746	97,169

Total stockholders' equity	266,151	169,969

Total	$1,362,414	$1,168,108

See accompanying notes to unaudited condensed consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004
OPERATING REVENUES:
Passenger	$173,435	$115,677
Charter revenue and ground handling	4,850	3,464
Other	143	56

Total operating revenues	178,428	119,197

OPERATING EXPENSES:
Wages and benefits	29,898	23,723
Aircraft fuel	43,462	22,574
Landing fees	6,033	4,644
Aircraft and engine rent	17,434	15,971
Maintenance and repair	16,105	12,397
Insurance and taxes	3,704	2,576
Depreciation and amortization	13,229	7,111
Other	12,339	7,548

Total operating expenses	142,204	96,544

OPERATING INCOME	36,224	22,653

OTHER INCOME (EXPENSE):
Interest expense:
Non-related party	(12,709)	(5,865)
Related party	0	(394)
Other income:
Non-related party	513	76
Related party	45	90

Total other income (expense)	(12,151)	(6,093)

INCOME BEFORE INCOME TAXES	24,073	16,560

INCOME TAX EXPENSE	9,496	6,624

NET INCOME	$14,577	$9,936

BASIC NET INCOME PER SHARE	$0.49	$0.50

DILUTED NET INCOME PER SHARE	$0.48	$0.48

See accompanying notes to unaudited condensed consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2005	2004
NET CASH PROVIDED BY OPERATING ACTIVITIES	$38,574	$27,290

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(22,566)	(1,744)
Aircraft deposits and other	(18,348)	(37,325)
Aircraft deposits returned	10,971	425

NET CASH FROM INVESTING ACTIVITIES	(29,943)	(38,644)

FINANCING ACTIVITIES:
Payments on long-term debt	(9,742)	(5,275)
Proceeds from common stock offering, net	80,756	0
Payments on settlement of treasury locks	(1,400)	0
Proceeds from settlement of treasury locks	192
Payments of debt issue costs	(1,590)	(316)
Other	(3,556)	(3,417)

NET CASH FROM FINANCING ACTIVITIES	64,660	(9,008)

NET CHANGES IN CASH AND CASH EQUIVALENTS	73,291	(20,362)

CASH AND CASH EQUIVALENTS—Beginning of period	46,220	21,535

CASH AND CASH EQUIVALENTS—End of period	$119,511	$1,173

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID (REFUNDED) FOR INTEREST AND INCOME TAXES:
Interest paid, net of amount capitalized	$10,338	$4,550
Income taxes paid (refunded)	233	(80)

NON-CASH TRANSACTIONS:
Aircraft, inventories, and other equipment purchased through financing arrangements	73,355	0
Warrants issued	0	912
Fair value of interest rate hedge	2,410	0
Capital Lease for aircraft	20,955	0

See accompanying notes to unaudited condensed consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share and per share amounts)

1. Basis of Presentation

The unaudited condensed consolidated financial statements of Republic Airways Holdings Inc. (the "Company") as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed March 29, 2005.

2. Risk Management

In anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, the Company entered into eight treasury lock agreements in April 2004 with notional amounts totaling $253,500 and a weighted average interest rate of 4.23% with expiration dates through June 2005. In addition, the Company entered into six treasury lock agreements in August 2004 with notional amounts totaling $120,000 and a weighted average interest rate of 4.80% with expiration dates from September 2004 through June 2005. Management designated the treasury lock agreements as cash flow hedges of forecasted transactions. The treasury lock agreements will be settled at each respective settlement date, which are expected to be the purchase dates of the respective aircraft. The Company settled four agreements during the three months ended March 31, 2005 and the net amount paid was $1,208. Any amount paid or received on the settlement date will be amortized or accreted to interest expense over the term of the respective aircraft debt. As of March 31, 2005, the fair value of unsettled treasury locks was a liability of $(1,602) based on quoted market values.

3. Comprehensive Income

Comprehensive income includes changes in the fair value of interest rate hedges that qualify as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. For the three months ended March 31, 2005, the Company recorded a fair value unrealized gain in comprehensive income of $721, net of tax. The difference between net income and comprehensive income for the three months ended March 31, 2005 and 2004 is detailed in the following table:

	Three Months Ended
	March 31,
	2005	2004
Net income	$14,577	$9,936
Net unrealized gain on unsettled treasury locks, net of tax	1,446	0
Unrealized gain on derivative instruments, net of tax	(725)	0
Total other comprehensive income	721	0
Comprehensive income	$15,298	$9,936

    Components of accumulated other comprehensive loss as of March 31, 2005 and December 31, 2004 consist of the following:

	March 31,	December 31,
	2005	2004
Accumulated other comprehensive loss:
Net unrealized loss on settled treasury locks, net of tax and amortization	$(2,410)	$(1,761)
Net unrealized loss on unsettled treasury locks, net of tax	(961)	(2,407)
Total accumulated other comprehensive loss	$(3,371)	$(4,168)

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

	Three Months Ended
	March 31,
	2005	2004
Net income available for common stockholders, as reported	$14,577	$9,936

Add: Stock-based employee compensation expense determined under the intrinsic value based method, net of tax	32	32
Deduct: Stock-based employee compensation expense
determined under the fair value based method, net of tax	(466)	(48)
Pro forma net income available for common stockholders	$14,143	$9,920
Pro forma net income available for common stockholders
per share:
Basic	$0.47	$0.50
Diluted	$0.46	$0.47

The fair value of options granted were estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: 0% to 3% dividend yield; risk-free interest rates ranging from 2.0% to 6.7%; volatility of 40% to 50%; and an expected life of 4 to 6.5 years. The pro forma amounts are not representative of the effects on reported earnings for future years.

    In December 2004, SFAS No. 123(R), Share-Based Payment, a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and a rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees, was issued. This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based upon the grant date fair value of the equity or liability issued. In addition, liability awards will be remeasured each reporting period and compensation costs will be recognized over the period that an employee provides service in exchange for the award. In April 2005, the Securities and Exchange Commission announced the effective date of SFAS No. 123(R) will be suspended until January 1, 2006 for calendar year companies.  SFAS 123(R) provides for multiple transition methods, and the Company is still evaluating potential methods for adoption.  The Company has not yet completed its assessment of the impact of this statement on its financial condition and results of operations.

5. Net Income Available for Common Stockholders Per Share

Net income available for common stockholders per share is based on the weighted average number of shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations:

	Three Months Ended
	March 31,
	2005	2004
Weighted-average common shares outstanding for basic net
income available for common stockholders per share	29,785,423	20,000,000

Effect of dilutive employee stock options and warrants	752,860	887,240
Adjusted weighted-average common shares outstanding and
assumed conversions for diluted net income available for
common stockholders per share	30,538,283	20,887,240

Employee stock options and warrants of 2,641,620 and 3,000,000 for the three months ended March 31, 2005 and 2004, respectively, are not included in the calculation of diluted net income available for common stockholders per share due to their anti-dilutive impact.

6. Debt

During the three months ended March 31, 2005, the Company acquired five aircraft, of which four were debt-financed and one was financed under a capital lease. The debt was obtained from a bank and the aircraft manufacturer for fifteen year terms at interest rates ranging from 6.13% to 6.76%. The total debt incurred for the four aircraft and the capital lease for the one aircraft was $94,300.

Chautauqua Airlines, Inc.'s (“Chautauqua”) (a subsidiary of the Company) debt agreements with the Bank contain restrictive covenants that require, among other things, that Chautauqua maintain a certain fixed charge coverage ratio and a debt to earnings leverage ratio. Chautauqua received a waiver from the lender under the revolving credit facility for non-compliance with the debt to earnings leverage ratio for the first quarter of 2005. The balance of debt with the Bank as of March 31, 2005 and December 31, 2004 of $3,105 and $3,212, respectively, are classified within the current portion of long-term debt.

7. Commitments and Contingencies

The Company’s aircraft commitments under the code share agreements and firm orders and options with the aircraft manufacturer are shown below as of March 31, 2005:

	Commitments as of
	March 31, 2005
Aircraft Commitments per Code Share Agreements:	Delta	United	Total
ERJ 170	16	7	23
Total	16	7	23

	Commitments as of
	March 31, 2005
	Firm
Aircraft Orders with Aircraft Manufacturer:	Orders	Options	Total
ERJ 145	0	34	34
ERJ 170	23	61	84
Total	23	95	118

The Company has increased the commitment for ERJ-170 aircraft for United Air Lines, Inc. (“United”) by exercising three additional options with Embraer and agreeing to take delivery prior to June 30, 2005. The amendment to the Embraer purchase agreement was entered into on September 29, 2004. The aggregate current list price for the 23 aircraft on firm orders is $617,872. The Company has commitments from the aircraft manufacturer and a third party to obtain financing for all 23 firm aircraft orders.

On March 15, 2005, the Company and Wexford Capital LLC entered into an omnibus investment agreement with US Airways Group, Inc. and US Airways. The agreement includes provisions for the affirmation of an amended Chautauqua code-share agreement, a potential new jet service agreement with Republic Airline Inc. (“Republic Airline”) (a subsidiary of the Company) for the operation of ERJ-170 and ERJ-190 aircraft, a conditional $125 million dollar equity commitment and up to $110 million in asset related financing. The Bankruptcy Court approved the agreement on March 31, 2005. The investment agreement may be terminated by the Company and Wexford Capital LLC or by US Airways Group, Inc. if the closing on the issuance, sale and purchase of the new common stock of US Airways Group, Inc. is not completed by December 31, 2005.

In January 2005, the Company, Delta Air Lines, Inc. (“Delta”) and Republic Airline entered into a code-share agreement whereby Republic Airline will operate 16 ERJ-170s for Delta, subject to Republic Airline's receipt of its certification.

Republic Airline has applied for, but does not yet have, an operating certificate. This certificate is required before Republic Airline can commence flying. Consequently, the Company will be unable to fly ERJ-170s for Delta unless Republic Airline is certified. In October, 2004, in order to accommodate American with respect to its scope restrictions, the Company agreed to modify its Agreement with American to preclude the continued use of larger regional jets on its Chautauqua Airlines Air Carrier Operating Certificate. The Company also agreed to pay American an aggregate of approximately $500 through February 19, 2005, in connection with its operation of ERJ-170 aircraft for United through Chautauqua instead of Republic Airline. Approximately $291 of this amount was paid in 2004. Additionally, the Company will pay approximately $36 per day to American for each day Chautauqua is operating any ERJ-170 aircraft after April 21, 2005. This payment will continue until Chautauqua no longer operates ERJ-170 aircraft. Consequently, the Company will most likely pay this daily penalty through December 2005, which will aggregate approximately $9,100. Also, as agreed with American, Chautauqua can fly no more than 18 ERJ-170 aircraft. In addition, unless Republic Airline receives its certification or the Company acquires another Air Carrier Operating Certificate, the Company will be unable to meet “in-service” operating dates for United and Delta, and execute its strategy of operating single fleet types in its operating subsidiaries. The Company expects that Republic Airline will receive its required certification on or before the end of August 2005. The certification process, however, is lengthy and complicated and the Company can give no assurance that it will meet this date. In addition, the FAA may limit how quickly the Company can transfer all ERJ-170 aircraft from Chautauqua to Republic Airline or another Air Carrier Operating Certificate. If Republic Airline does not receive its required certification and if the ERJ-170 aircraft are not transferred from Chautauqua to Republic Airline or another Air Carrier Operating Certificate, the Company’s financial condition, results of operations and price of its common stock could be materially adversely affected.

The Company purchased Shuttle America Corporation (“Shuttle America”) from Shuttle Acquisition LLC, an affiliate of Wexford Capital LLC in May 2005 for $1,000 and the assumption of less than $1,000 in debt. Because the Company and Shuttle America are controlled by a common entity, the Company will be obligated to restate its historical consolidated financial statements for each of the three fiscal years in the period ended December 31, 2004 and the three month period ended March 31, 2005 to reflect the combined results of operations and financial position of Republic Airways Holdings Inc. and Shuttle America. The restatement will reflect the acquisition as a transaction accounted for under a method similar to “pooling of interest” accounting rather than purchase accounting. Based on unaudited financial statements of Shuttle America for the year ended December 31, 2004, the Company estimates that such restatement may result in a reduction of our net income for 2004 of approximately $4,000 to $7,000 and a change in our total stockholders’ equity at December 31, 2004 by an amount ranging from a reduction of $3,000 to an increase of approximately $2,000. This preliminary estimate may change based upon the completion of the audit of the pooled consolidated financial statements of Republic Airways Holdings Inc. and Shuttle America for the year ended December 31, 2004.

During the three months ended March 31, 2005, the Company made aircraft deposits in accordance with the aircraft commitments of $18,348. The aircraft deposits are included in Other Assets. All payments were made from cash generated from operations and proceeds from the common stock offering.

    8. Accrued Aircraft Return Costs

The changes in the accrued aircraft return costs for Saab 340 turboprop aircraft are as follows for the three months ended March 31, 2005:

	Reserve at		Reserve at
	December 31,	2005	March 31,
Description of Charge	2004	Payments	2005
Aircraft return costs:
Rent differential	$2,923	$(186)	$2,737
Costs to return aircraft	476		476
Maintenance agreement	2,595		2,595
Total	$5,994	$(186)	5,808

9. Equity Transactions

In February 2005, the Company completed its follow-on public stock offering. The Company issued 6,900,000 shares of common stock at $12.50 per share. The net proceeds provided by the follow-on offering were approximately $80,800.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. The Company may, from time to time, make written or oral forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements encompass the Company’s beliefs, expectations, hopes or intentions regarding future events. Words such as "expects," "intends," "believes," "anticipates," "should," "likely" and similar expressions identify forward-looking statements. All forward-looking statements included in this release are made as of the date hereof and are based on information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. Actual results may vary, and may vary materially, from those anticipated, estimated, projected or expected for a number of reasons, including, among others, the risks discussed in our Annual Report on Form 10-K and our other filings made with the Securities and Exchange Commission, which discussions are incorporated into this Quarterly Report on Form 10-Q by reference. As used herein, "unit cost" means operating cost per Available Seat Mile (ASM).

Overview

Republic Airways Holdings Inc. (“the Company”) is a holding company that operates Chautauqua Airlines, Inc. (“Chautauqua”) and Republic Airline Inc. (“Republic Airline”). Chautauqua is a regional airline offering, as of March 31, 2005, scheduled passenger service on approximately 700 flights daily to 75 cities in 32 states and the Bahamas pursuant to code-share agreements with AMR Corporation (“American”), US Airways, Inc. (“US Airways”), Delta Air Lines, Inc. (“Delta”) and United Air Lines, Inc. (“United”). Currently, all of Chautauqua's flights are operated as US Airways Express, AmericanConnection, Delta Connection or United Express, providing US Airways, American, Delta and United with portions of their regional service, including service out of their hubs and focus cities in Boston, Chicago, Fort Lauderdale, Indianapolis, New York, Orlando, Philadelphia, Pittsburgh, Washington, D.C. and St. Louis. The Company has established Republic Airline as its regional platform for the ERJ-170 aircraft family. In February 2004, Republic Airline entered into a code-share agreement with United Air Lines, Inc. pursuant to which Republic Airline is required to place into service for United by June 2005, subject to delivery of aircraft from the manufacturer, 23 70-seat regional jets. These jets will fly, as United Express flights, the routes that United designates. Currently, as Republic Airline is not yet certified to fly aircraft, Chautauqua is operating 11 ERJ-170s for United. These aircraft will be flown by Republic Airline after its certification, which is expected to be received in August 2005. In January 2005, the Company, Delta and Republic Airline entered into a code-share agreement whereby Republic Airline will operate 16 ERJ-170s for Delta, subject to Republic Airline's receipt of its certification. The Company’s ASM’s have grown 38.4% for the three month period ended March 31, 2005 compared to the three month period ended March 31, 2004. As of March 31, 2005, Chautauqua's fleet consisted of 116 Embraer regional jets, 100 of which range in capacity from 37 to 50 seats and are operated by Chautauqua, as well as 16 70-seat regional jets temporarily being operated by Chautauqua for Republic Airline.

The Company has long-term, fixed-fee code-share agreements with each of its partners that are subject to the Company maintaining specified performance levels. Pursuant to these fixed-fee agreements, which provide for minimum aircraft utilization at fixed rates, the Company is authorized to use its partners' two-letter flight designation codes to identify its flights and fares in the Company’s partners' computer reservation systems, to paint its aircraft in the style of the partners, to use their service marks and to market the Company as a carrier for its partners. In addition, in connection with a marketing agreement among Delta, Continental Airlines and Northwest Airlines, certain of the routes that the Company flies using Delta's flight designator code are also flown under Continental's or Northwest's designator codes. The Company believes that fixed-fee agreements reduce its exposure to fluctuations in fuel prices, fare competition and passenger volumes. The Company’s development of relationships with multiple major airlines has enabled them to reduce its dependence on any single airline and allocate its overhead more efficiently, allowing the Company to reduce the cost of its services to the Company’s major airline partners. For the three months ended March 31, 2005, US Airways accounted for 32% of the Company’s operating revenues, Delta accounted for 29% of its operating revenues, American accounted for 13% of its operating revenues and United accounted for 26% of its operating revenues.

Certain Statistical Information

	Operating Expenses per ASM in cents
	Three Months Ended March 31,
	2005	2004
Wages and benefits	2.13	2.34
Aircraft fuel	3.09	2.22
Landing fees	0.43	0.46
Aircraft and engine rent	1.24	1.57
Maintenance and repair	1.15	1.22
Insurance and taxes	0.26	0.25
Depreciation and amortization	0.94	0.70
Other	0.88	0.74
Total operating expenses	10.12	9.50

Interest expense	0.90	0.62

Total operating expenses and interest expense	11.02	10.12

The following table sets forth the major operational statistics and the percentage-of-change for the periods identified below:

	Three Months Ended March 31,
		Increase/(Decrease)
	2005	2004-2005	2004
Revenue passengers	1,935,311	56.0%	1,240,607
Revenue passenger miles (1)	941,555,358	53.3%	614,135,536
Available seat miles (2)	1,406,034,927	38.4%	1,016,155,632
Passenger load factor (3)	67.0%	6.6pp	60.4%
Cost per available seat mile (cents) (4)	11.02	8.9%	10.12
Average price per gallon of fuel (5)	$114.65	$31.5	$83.13
Fuel gallons consumed	37,907,949	39.6%	27,156,451
Block hours (6)	102,735	36.6%	75,225
Average length of aircraft flight (miles)	476	(2.3%)	487
Average daily utilization of each aircraft (hours) (7)	10:46	1.9%	10:34
Actual aircraft in service at end of the period	116	39.8%	83

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

 Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Operating revenue in 2005 increased by 49.7%, or $59.2 million, to $178.4 million in 2005 compared to $119.2 million in 2004. The increase was due to the additional regional jets added to the fixed-fee flying. In addition to adding two Embraer 135 regional jets for charter service, 31 additional regional jets were placed into fixed-fee service since March 31, 2004. Twenty-five were added for United, five were added for Delta, and one was added for US Airways.

Total operating and interest expenses increased by 50.7% or $52.1 million, to $154.9 million in 2005 compared to $102.8 million in 2004 due to the increase in flight operations. The unit cost on total operating and interest expenses, excluding fuel charges, remained unchanged at 7.9¢. Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 26.0%, or $6.2 million, to $29.9 million for 2005 compared to $23.7 million for 2004. The increase was due to a 26% increase in full time equivalent employees to support the increased regional jet operations. The cost per available seat mile decreased from 2.3¢ in 2004 to 2.1¢ in 2005.

Aircraft fuel expense increased 92.5%, or $20.9 million, to $43.5 million for 2005 compared to $22.6 million for 2004 due to a 40% increase in fuel consumption and a 38% increase in the average fuel price. The average price per gallon was $1.14 in 2005 and 83¢ in 2004. The fixed-fee agreements with US Airways and United provide for a direct reimbursement of fuel costs. The fixed-fee agreements with American and Delta protect the Company from future fluctuations in fuel prices, as any difference between the actual cost and assumed cost included in the fixed fees is paid to or reimbursed by American and Delta. The unit cost increased by 39.2% to 3.1¢ in 2005 compared to 2.2¢ in 2004 due primarily to the increase in the average fuel price.

Landing fees increased by 29.9%, or $1.4 million, to $6.0 million in 2005 compared to $4.6 million in 2004. The increase is due to a 34% increase in departures, offset by a decline in the average landing fee rate charged by airports the Company serves. The Company’s fixed-fee agreements with US Airways, United and Delta provide for a direct reimbursement of landing fees. Any difference between the actual cost and assumed cost included in the fixed-fees paid by American is paid to or reimbursed by American. The unit cost decreased from 0.5¢ in 2004 to 0.4¢ in 2005.

Aircraft and engine rent increased by 9.2%, or $1.5 million, to $17.4 million in 2005 compared to $16.0 million in 2004 due to the addition of four leased regional jets since March 2004. The unit cost decreased to 1.2¢ for 2005 compared to 1.6¢ for 2004 is attributable to the increase in capacity from the regional jet operations and because the Company lease financed only four of the 33 aircraft added to the fleet since March 31, 2004.

Maintenance and repair expenses increased by 29.9%, or $3.7 million, to $16.1 million in 2005 compared to $12.4 million for 2004 due to an increase in regional jet flying. The unit cost remained unchanged at 1.2¢.

Insurance and taxes increased 43.8%, or $1.1 million to $3.7 million in 2005 compared to $2.6 million in 2004 due to a 53% increase in revenue passenger miles and a 61% increase in aircraft property taxes, which were partially offset by a decrease in insurance rates. The unit cost remained unchanged at 0.3¢.

Depreciation and amortization increased 86.0%, or $6.1 million, to $13.2 million in 2005 compared to $7.1 million in 2004 due to additional depreciation on 29 aircraft purchased since March 31, 2004. Of the 29 regional jets purchased since March 31, 2004, 16 were Embraer 170 regional jets. The cost per available seat mile increased to 0.9¢ in 2005 compared to 0.7¢ in 2004.

Other expenses increased 63.5%, or $4.8 million, to $12.3 million in 2005 from $7.5 million in 2004, due to a $2.0 million increase in professional fees, which included $0.9 million of expenses associated with the negotiation of the Company’s US Airways agreement. Additionally, the Company incurred higher pilot training costs, and higher crew related and administrative expenses to support the growing regional jet operations. The unit cost increased to 0.9¢ in 2005 compared to 0.7¢ in 2004.

Interest expense increased 103.1% or $6.5 million, to $12.7 million in 2005 from $6.3 million in 2004 primarily due to interest on debt related to the purchase of 29 additional aircraft since March 31, 2004. The weighted average interest rate increased to 5.5% from 5.2% in 2004. The unit cost increased to 0.9¢ in 2005 compared to 0.6¢ in 2004.

The Company incurred income tax expense of $9.5 million during 2005, compared to $6.6 million in 2004. The effective tax rate for 2005 of 39.4% is higher than the statutory rate due to state income taxes and non-deductible meals and entertainment expense, primarily for the Company’s flight crews.

    Liquidity and Capital Resources

Historically, the Company has used internally generated funds and third-party financing to meet its working capital and capital expenditure requirements. In February 2005, the Company completed its follow-on public common stock offering, which provided approximately $80.8 million, net of offering expenses. As of March 31, 2005, the Company had $119.5 million in cash and $15.1 million available under its revolving credit facility. The credit facility requires Chautauqua to maintain a specified fixed charge coverage ratio and a debt to earnings leverage ratio. Chautauqua received a waiver from the lender under the revolving credit facility for non-compliance with the debt to earnings leverage ratio for the first quarter of 2005. At March 31, 2005, the Company had a working capital surplus of $42.4 million.

During the three months ended March 31, 2005, the Company acquired five aircraft, of which four were debt-financed and one was lease-financed. The debt incurred for the four debt-financed aircraft and the capital lease for one aircraft was $94.3 million.

Net cash from operating activities was $38.6 million for the three months ended March 31, 2005. Net cash from operating activities is primarily net income of $14.4 million, depreciation and amortization of $13.2 million and the change in deferred income taxes of $9.3 million.

Net cash from investing activities was $(29.9) million for the three months ended March 31, 2005. The net cash from investing activities consists of the purchase of four aircraft, equipment and aircraft deposits for future deliveries. Aircraft deposits totaled $18.3 million.

Net cash from financing activities was $64.7 million for the three months ended March 31, 2005. The net cash from financing activities included $80.8 million net cash received from stock offering proceeds and scheduled debt payments and payments to the debt sinking fund of $13.3 million.

The Company currently anticipates that its available cash resources, cash generated from operations and anticipated third-party financing arrangements will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

Aircraft Leases and Other Off-Balance Sheet Arrangements

The Company has significant obligations for aircraft that are leased under operating leases and therefore are not reflected as liabilities on its balance sheet. These leases expire between 2009 and 2020. As of March 31, 2005, the Company’s total mandatory payments under operating leases aggregated approximately $775.6 million and total minimum annual aircraft rental payments for the next 12 months under all noncancellable operating leases is approximately $69.7 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities and office equipment. The leases expire through 2020. As of March 31, 2005, the Company’s total mandatory payments under other non-cancelable operating leases aggregated approximately $54.7 million. Total minimum annual other rental payments for the next 12 months are approximately $5.0 million.

Purchase Commitments

The Company has substantial commitments for capital expenditures, including for the acquisition of new aircraft. The Company intends to finance these aircraft through long-term loans or lease arrangements, although there can be no assurance the Company will be able to do so.

As of March 31, 2005, the Company’s code-share agreements required that it acquire (subject to financing commitments) and place into service an additional 23 regional jets over the next 12 months. In January 2005, Republic Airline entered into a fixed-fee code-share agreement with Delta to operate 16 ERJ-170 aircraft through January 2019. The operation of these aircraft is contingent on Republic Airline obtaining its required certification. The aircraft manufacturer’s aggregate current list price of all firm orders is $618 million.

As of March 31, 2005, the Company had firm orders for 23 regional jets, and a commitment from the aircraft manufacturer and a third party to obtain financing for all 23 of these aircraft. These commitments are subject to customary closing conditions.

On March 15, 2005, the Company and Wexford Capital LLC entered into an omnibus investment agreement with US Airways Group, Inc. and US Airways. The agreement includes provisions for the affirmation of an amended Chautauqua code-share agreement, a potential new jet service agreement with Republic Airline for the operation of ERJ-170 and ERJ-190 aircraft, a conditional $125 million dollar equity commitment and up to $110 million in asset related financing. The Bankruptcy Court approved the agreement on March 31, 2005. The investment agreement may be terminated by the Company and Wexford Capital LLC or by US Airways Group, Inc. if the closing on the issuance, sale and purchase of the new common stock of US Airways Group, Inc. is not completed by December 31, 2005.

Republic Airline has applied for, but does not yet have, an operating certificate. This certificate is required before Republic Airline can commence flying. Consequently, the Company will be unable to fly ERJ-170s for Delta unless Republic Airline is certified. In October, 2004, in order to accommodate American with respect to its scope restrictions, the Company agreed to modify its agreement with American to preclude the continued use of larger regional jets on Chautauqua Airlines Air Carrier Operating Certificate. The Company also agreed to pay American an aggregate of approximately $500,000 through February 19, 2005, in connection with its operation of ERJ-170 aircraft for United through Chautauqua instead of Republic Airline. Approximately $291,000 of this amount was paid in 2004. Additionally, the Company will pay approximately $36,000 per day to American for each day Chautauqua is operating any ERJ-170 aircraft after April 21, 2005. This payment will continue until Chautauqua no longer operates ERJ-170 aircraft. Consequently, the Company will most likely pay this daily penalty through December 2005, which will aggregate approximately $9.1 million. Also, as agreed with American, Chautauqua can fly no more than 18 ERJ-170 aircraft. In addition, unless Republic Airline receives its certification or the Company acquires another Air Carrier Operating Certificate, the Company will be unable to meet the “in-service” dates for current United and Delta commitments, and execute its strategy of operating single fleet types in its operating subsidiaries. The Company expects that Republic Airline will receive its required certification on or before the end of August 2005. The certification process, however, is lengthy and complicated and the Company can give no assurance that it will meet this date. In addition, the FAA may limit how quickly the Company can transfer all ERJ-170 aircraft from Chautauqua to Republic Airline or another Air Carrier Operating Certificate. If Republic Airline does not receive its required certification and if the ERJ-170 aircraft are not transferred from Chautauqua to Republic Airline or another Air Carrier Operating Certificate, the Company’s financial condition, results of operations and price of its common stock could be materially adversely affected.

The Company purchased Shuttle America Corporation (“Shuttle America”) from Shuttle Acquisition LLC, an affiliate of Wexford Capital LLC in May 2005 for $1.0 million dollars and the assumption of less than $1.0 million in debt. Because the Company and Shuttle America are controlled by a common entity, the Company will be obligated to restate its historical consolidated financial statements for each of the three fiscal years in the period ended December 31, 2004 and the three month period ended March 31, 2005 to reflect the combined results of operations and financial position of Republic Airways Holdings Inc. and Shuttle America. The restatement will reflect the acquisition as a transaction accounted for under a method similar to “pooling of interest” accounting rather than purchase accounting. Based on unaudited financial statements of Shuttle America for the year ended December 31, 2004, the Company estimates that such restatement may result in a reduction of our net income for 2004 of approximately $4.0 million to $7.0 million and a change in our total stockholders’ equity at December 31, 2004 by an amount ranging from a reduction of $3.0 million to an increase of approximately $2.0 million. This preliminary estimate may change based upon the completion of the audit of the pooled consolidated financial statements of Republic Airways Holdings Inc. and Shuttle America for the year ended December 31, 2004.

The Company’s contractual obligations and commitments at March 31, 2005 include the following (in thousands):

	Payments Due by Period
	Less than			Over
	1 year	1-3 years	4-5 years	5 years	Total
Long-term debt	$98,767	$295,609	$195,902	$747,565	1,337,843
Operating leases, excluding Saab 340 aircraft	74,676	222,932	142,008	390,692	830,308
Operating leases, Saab 340 aircraft	1,628	296			1,924
Aircraft under firm orders:
Leased (2)	53,728				53,728
Debt-Financed (21 aircraft)	617,872				617,872
Engines under firm orders (4)	7,114				7,114
Total contractual cash obligations	$853,785	$518,837	$337,910	$1,138,257	$2,848,789

The Company’s commercial commitments at March 31, 2005 include the following (in thousands):

	Expiration
	Less than
	1 year	Total
Letters of credit	$5,722	$5,722

The Company anticipates cash payments for interest for the year ended 2005 to be approximately $61 million, and the Company does not anticipate significant tax payments in 2005.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

The Company’s earnings are affected by changes in interest rates due to the amounts of variable rate debt and the amount of cash and securities held. The interest rate applicable to variable rate debt may rise and increase the amount of interest expense. At March 31, 2005, 0.33% of the Company’s total long-term debt was variable rate debt, compared to 0.23% at March 31, 2004. For illustrative purposes only, the Company has estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both the Company’s variable rate long-term debt and cash and securities. Based on this hypothetical assumption, the Company would have incurred an additional $15,000 in interest expense for the quarter ended March 31, 2005. As a result of this hypothetical assumption, the Company believes it could fund interest rate increases on its variable rate long-term debt with the increased amounts of interest income. In anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, the Company entered into eight treasury lock agreements in April 2004 with notional amounts totaling $253,500,000 and a weighted average interest rate of 4.23% with expiration dates through June 2005. In addition, the Company entered into six treasury lock agreements in August 2004 with notional amounts totaling $120,000,000 and a weighted average interest rate of 4.80% with expiration dates from September 2004 through June 2005. As of March 31, 2005, the fair value of the treasury locks was a liability of $1,602,000 based on quoted market values.

Item 4: Controls and Procedures

The Company maintains “disclosure controls and procedures”, as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective in ensuring that material information is made known to them by others within the Company during the period in which this report was being prepared.

There have been no significant changes in the Company’s internal control over financial reporting that occurred during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.	Exhibits

	(a)	Exhibits

	10.1	Amendment No. 3 to Letter Agreement DCT-015/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of February 28, 2005. *

	10.2	Amendment No. 4 to Letter Agreement DCT-015/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of April 13, 2005. *

	10.3	Amendment No. 8 to Purchase Agreement DCT-014/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of February 28, 2005. *

	10.4	Amendment No. 9 to Purchase Agreement DCT-014/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of March 31, 2005. *

	10.5	Investment Agreement dated as of March 15, 2005 among Wexford Capital LLC, Republic Airways Holdings Inc., US Airways Group, Inc. and US Airways, Inc. *

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

31.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

32.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

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

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: May 11, 2005	By: /s/ Bryan K. Bedford
Bryan K. Bedford
Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated: May 11, 2005	By: /s/ Robert H. Cooper
Robert H. Cooper
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)