Form 10-Q
period 2005-06-30
REPUBLIC AIRWAYS HOLDINGS INC
filed 2005-07-29
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2005

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
__________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒No

Indicate the number of shares outstanding of the issuer’s common stock as of July 22, 2005, the latest practicable date.
                                                                              ________________

Outstanding on
Class	July 22, 2005

Common Stock	40,304,637

TABLE OF CONTENTS

Part I --- Financial Information
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of Income (unaudited) for the Three Months and Six Months Ended June 30, 2005 and 2004	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2005 and 2004	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

Part II --- Other Information
Item 6.	Exhibits	14

Exhibit 10.1

Exhibit 10.2

Exhibit 10.3

Exhibit 10.4

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

(All other items of this report are inapplicable.)

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)
	June 30,	December 31,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$127,625	$46,220
Receivables—net of allowance for doubtful accounts of $465 and $3,869 respectively	9,413	6,385
Inventories	20,635	18,234
Prepaid expenses and other current assets	5,028	4,630
Restricted cash	1,185	1,203
Deferred income taxes	5,506	6,428

Total current assets	169,392	83,100
Aircraft and other equipment—net	1,204,519	984,512
Other assets	93,374	90,873
Goodwill	13,335	13,335

Total	$1,480,620	$1,171,820

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$56,829	$46,986
Accounts payable	8,133	12,100
Fair value of interest rate hedges	-	4,012
Accrued liabilities	64,547	53,385

Total current liabilities	129,509	116,483
Long-term debt—less current portion	975,180	803,883
Deferred credits	20,166	19,847
Deferred income taxes	72,258	56,956

Total liabilities	1,197,113	997,169
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; one vote per share; 75,000,000 shares authorized; 32,529,637 and 25,558,756 shares issued and outstanding, respectively	33	26
Additional paid-in capital	168,906	87,120
Warrants	8,574	8,574
Accumulated other comprehensive loss	(4,325)	(4,168)
Accumulated earnings	110,319	83,099

Total stockholders' equity	283,507	174,651

Total	$1,480,620	$1,171,820

See accompanying notes to condensed consolidated financial statements unaudited.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)
	Three Months Ended Six Months Ended June 30, June 30,
	2005	2004	2005	2004
OPERATING REVENUES:
Passenger	$186,860	$137,728	$370,213	$265,447
Charter revenue and ground handling	1,936	1,233	6,870	4,989
Other	49	58	100	114

Total operating revenues	188,845	139,019	377,183	270,550

OPERATING EXPENSES:
Wages and benefits	34,846	27,335	66,802	54,104
Aircraft fuel	38,781	26,753	84,064	51,003
Landing fees	7,059	5,205	13,428	10,303
Aircraft and engine rent	19,096	17,865	37,595	35,488
Maintenance and repair	19,231	18,512	37,576	34,694
Insurance and taxes	4,145	3,490	7,990	6,419
Depreciation and amortization	14,391	7,974	27,999	15,190
Other	16,327	13,123	30,221	23,946

Total operating expenses	153,876	120,257	305,675	231,147

OPERATING INCOME	34,969	18,762	71,508	39,403

OTHER INCOME (EXPENSE):
Interest expense:
Non-related party	(13,554)	(5,596)	(26,279)	(11,476)
Related party	(12)	(383)	(12)	(895)
Other income	876	74	1,392	150

Total other income (expense)	(12,690)	(5,905)	(24,899)	(12,221)

INCOME BEFORE INCOME TAXES	22,279	12,857	46,609	27,182

INCOME TAX EXPENSE	8,883	5,623	18,389	11,669

NET INCOME	$13,396	$7,234	$28,220	$15.513

BASIC NET INCOME PER SHARE	$0.41	$0.32	$0.91	$0.73

DILUTED NET INCOME PER SHARE	$0.40	$0.31	$0.88	$0.71

See accompanying notes to condensed consolidated financial statements unaudited.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2005	2004
NET CASH PROVIDED BY OPERATING ACTIVITIES	$73,840	$52,162

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(37,429)	(11,535)
Proceeds from sale of spare aircraft equipment	349	7
Aircraft deposits and other	(20,964)	(49,247)
Aircraft deposits returned	15,361	5,430

NET CASH FROM INVESTING ACTIVITIES	(42,683)	(55,345)

FINANCING ACTIVITIES:
Payments on short-term/long-term debt	(23,270)	(52,405)
Proceeds from short-term/long-term debt	650	19,045
Proceeds from common stock offerings, net	80,857	58,274
Payments on settlement of treasury locks	(4,694)	-
Proceeds from settlement of treasury locks	192	-
Payments of debt issue costs	(3,611)	(644)
Other	124	890

NET CASH FROM FINANCING ACTIVITIES	50,248	25,160

NET CHANGE IN CASH AND CASH EQUIVALENTS	81,405	21,977

CASH AND CASH EQUIVALENTS—Beginning of period	46,220	22,535

CASH AND CASH EQUIVALENTS—End of period	$127,625	$44,512

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid, net of amount capitalized	$25,537	$13,501
Income taxes paid	361	101

NON-CASH TRANSACTIONS:
Aircraft, inventories, and other equipment purchased through financing arrangements	$182,205	$59,705
Conversion of accrued interest to subordinated note payable	-	107
Warrants issued	-	6,672
Fair value of interest rate hedges	4,012	10,298
Capital lease for aircraft	20,955	-
Note payable and deemed distribution to Wexford Capital LLC	1,000

See accompanying notes to condensed consolidated financial statements unaudited.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share and per share amounts)

1. Basis of Presentation

The unaudited condensed consolidated financial statements of Republic Airways Holdings Inc. (the "Company") as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited supplemental combined consolidated financial statements and notes thereto included in the Company’s Current Report of Form 8-K/A filed June 27, 2005.

The Company purchased Shuttle America Corporation (“Shuttle America”) from Shuttle Acquisition LLC, an affiliate of Wexford Capital LLC on May 6, 2005 for $1,000 and the assumption of less than $700 in debt. Because the Company and Shuttle America were controlled by a common entity, the Company gave retroactive effect to the acquisition in these condensed consolidated financial statements under a method of accounting similar to a “pooling of interests”.

2. Risk Management

Beginning in April 2004, in anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, the Company entered into fourteen treasury lock agreements with notional amounts totaling $373,500 and a weighted average interest rate of 4.47% with expiration dates through June 2005. Management designated the treasury lock agreements as cash flow hedges of forecasted transactions. The treasury lock agreements were settled at each respective settlement date, which were expected to be the purchase dates of the respective aircraft. The Company settled three and seven agreements during the three and six months ended June 30, 2005, respectively, and the net amount paid was $3,295 and $4,502, respectively. Amounts paid or received on the settlement date are reclassified to interest expense over the term of the respective aircraft debt. The Company reclassified $62 and $138, net of tax, to interest expense during the three and six month periods ended June 30, 2005, respectively. As of June 30, 2005, all of the treasury locks had been settled.

3. Comprehensive Income

Comprehensive income includes changes in the fair value of interest rate hedges that qualify as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. For the three and six months ended June 30, 2005, the Company recorded fair value unrealized gains in comprehensive income of $721 and $2,702, respectively, net of tax. The difference between net income and comprehensive income for the three and six months ended June 30, 2005 and 2004 is detailed in the following table:

Three Months Ended Six Months Ended
June 30, June 30,
	2005	2004	2005	2004

Net income	$13,396	$7,234	$28,220	$15,513

Net unrealized gain on unsettled treasury locks, net of tax	961	6,179	2,407	6,179
Net realized loss on settled treasury locks, net of tax	(1,977)	-	(2,702)	-
Other comprehensive income	$12,380	$13,413	$27,925	$21,692

Components of accumulated other comprehensive loss as of June 30, 2005 and December 31, 2004 consist of the following:

	June 30,	December 31,
	2005	2004

Accumulated other comprehensive loss:
Net loss on settled treasury locks, net of tax and amortization	$(4,325)	$(1,761)
Net unrealized loss on unsettled treasury locks, net of tax	-	(2,407)
Total accumulated other comprehensive loss	$(4,325)	$(4,168)

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

SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation, requires disclosing the effects on net income and net income per share under the fair value method for all outstanding and unvested stock awards, as if the fair value based method had been applied to all outstanding and unvested stock awards in each period. The amounts are as follows:

Three Months Ended Six Months Ended
June 30, June 30,
	2005	2004	2005	2004

Net income, as reported	$13,396	$7,234	$28,220	$15,513

Add: Stock-based employee compensation expense determined under the intrinsic value based method, net of tax	32	32	65	65
Deduct: Stock-based employee compensation expense determined under the fair value based method, net of tax	(466)	(67)	(932)	(115)
Pro forma net income	$12,962	$7,199	$27,353	$15,463
Pro forma net income
per share:
Basic	$0.40	$0.32	$0.88	$0.73
Diluted	$0.39	$0.31	$0.86	$0.71

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

5. Net Income Per Share

Net income per share is based on the weighted average number of shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Weighted-average common shares outstanding for basic net income per share	32,482,867	22,317,363	31,141,596	21,158,682

Effect of dilutive employee stock options and warrants	858,450	737,747	763,917	559,695

Adjusted weighted-average common shares outstanding and assumed conversions for diluted net income per share	33,341,317	23,055,110	31,905,513	21,718,377

Employee stock options and warrants of 720,000 for the three months ended June 30, 2004, and 1,816,620 and 3,000,000 for the six months ended June 30, 2005 and 2004, respectively, are not included in the calculation of diluted net income per share due to their anti-dilutive impact.

6. Debt

During the six months ended June 30, 2005, the Company acquired thirteen aircraft, of which ten were debt-financed and three were lease-financed, one under a capital lease and two under operating leases. The debt was obtained from a bank and the aircraft manufacturer for fifteen year terms at interest rates ranging from 6.11% to 6.76%. The total debt incurred for the ten aircraft and the capital lease for the one aircraft was $203,160.

Chautauqua Airlines, Inc.'s (“Chautauqua”) (a subsidiary of the Company) debt agreements with a bank contain restrictive covenants that require, among other things, that Chautauqua maintain a certain fixed charge coverage ratio and a debt to earnings leverage ratio. The Company was in compliance with the covenants at June 30, 2005. The balance of debt with the Bank as of June 30, 2005 and December 31, 2004 of $2,945 and $3,212, respectively, are classified within the current portion of long-term debt.

7. Commitments and Contingencies

                The Company’s aircraft commitments under its code share agreements and firm orders and options with the aircraft manufacturer are shown below as of June 30, 2005:

	Commitments as of
	June 30, 2005

Aircraft Commitments per Code Share Agreements:	Delta	United	Total
ERJ 170	15	5	20
Total	15	5	20

	Commitments as of
	June 30, 2005

	Firm
Aircraft Orders with Aircraft Manufacturer:	Orders	Options	Total
ERJ 145	0	34	34
ERJ 170	15	61	76
Total	15	95	110

On June 22, 2005, the Company amended its code-share agreements with United increasing the ERJ-170 fleet by five aircraft and removing two ERJ-145 aircraft from service. The five additional aircraft will be placed in service by December 31, 2005. The ERJ-145 aircraft will be removed from service and added to the Company’s charter operations beginning November 1, 2005.

On March 15, 2005, the Company and Wexford Capital LLC entered into an omnibus investment agreement with US Airways Group, Inc. and US Airways. The agreement includes provisions for the affirmation of an amended Chautauqua code-share agreement, a potential new jet service agreement for the operation of ERJ-170 and ERJ-190 aircraft, a conditional $125,000 equity commitment and up to $110,000 in asset related financing. The Bankruptcy Court approved the agreement on March 31, 2005.

On June 23, 2005, the Company received notification from US Airways Group that it will not be requested to make the $125,000 equity investment but US Airways notified the Company that it will exercise its right to receive up to $110,000 in asset related financing in connection with its reorganization plan. At closing, which is expected on or about August 31, 2005, the Company will pay approximately $110,000 in cash primarily for aircraft and related equipment and take-off and landing slots and assume aircraft related debt of approximately $169,000. In addition, the Company  will assume operating lease obligations of approximately $270,000.

In January 2005, the Company and Delta Air Lines, Inc. (“Delta”) entered into a code-share agreement whereby the Company will operate 16 ERJ-170s for Delta.

Republic Airline Inc. (“Republic Airline”) (a subsidiary of the Company) has applied for, but does not yet have, an operating certificate.  In October, 2004, in order to accommodate American with respect to its scope restrictions, the Company agreed to modify its Agreement with American to preclude the continued use of larger regional jets on its Chautauqua Airlines Air Carrier Operating Certificate. The Company also agreed to pay American an aggregate of approximately $500 through February 19, 2005, in connection with its operation of ERJ-170 aircraft for United through Chautauqua instead of Republic Airline. Approximately $291 of this amount was paid in 2004. Additionally, the Company pays approximately $39 per day to American for each day Chautauqua is operating any ERJ-170 aircraft after April 21, 2005. This payment continues until Chautauqua no longer operates ERJ-170 aircraft. Consequently, the Company will most likely pay this daily penalty through December 2005, which will aggregate approximately $9,900. Also, as agreed with American, Chautauqua can fly no more than 18 ERJ-170 aircraft. The Company expects that Republic Airline will receive its required certification before the end of September 2005. During the three and six months ended June 30, 2005, the Company incurred $2,771 and $2,972 of expense which is included in other operating expense in the Condensed Consolidated Statements of Income.

During the three and six months ended June 30, 2005, respectively, the Company made aircraft deposits in accordance with the aircraft commitments of $2,634 and $20,982. The aircraft deposits are included in Other Assets. All payments were made from cash generated from operations and proceeds from the common stock offering.

8. Equity Transactions

In February 2005, the Company completed a follow-on public stock offering and issued 6,900,000 shares of common stock at $12.50 per share. The net proceeds provided by the follow-on offering were $80,857. In July 2005, the Company completed a follow-on public stock offering and issued 8,912,500 shares of common stock at $12.60 per share. The net proceeds provided by the follow-on offering were approximately $105,000.

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

Overview

We are a holding company that operates Chautauqua Airlines, Inc., Republic Airline Inc. and Shuttle America. As of June 30, 2005, we offered scheduled passenger service on over 800 flights daily to 82 cities in 32 states, Canada and the Bahamas pursuant to code-share agreements with American, US Airways Inc. , Delta Air Lines and United Airlines Inc. Currently, we provide our four partners with regional service, operating as US Airways Express, AmericanConnection, Delta Connection or United Express, including service out of their hubs and focus cities in Boston, Chicago, Fort Lauderdale, Indianapolis, New York, Orlando, Philadelphia, Pittsburgh, Washington, D.C. and St. Louis.

Chautauqua Airlines is our regional jet platform for flying the 37 to 50 seat ERJ-145 family of aircraft. Shuttle America, which we acquired from an affiliate of our majority stockholder on May 6, 2005, currently operates 70-seat ERJ-170 aircraft. Shuttle America also currently operates 11 Saab 340 aircraft under a fixed-fee agreement with United that expires December 31, 2005. We expect Republic Airline to be certified to operate the ERJ-170 family of aircraft by September 2005. We currently have 18 ERJ-170 aircraft at Chautauqua which we expect to transition to Shuttle America and, upon its certification, Republic Airline, by December 2005.

On June 23, 2005, US Airways exercised its option to (i) sell 137 unrestricted commuter slots and 10 ERJ-170 aircraft and other related assets to us and (ii) assign the leases for 18 ERJ-170 aircraft (including three subject to new leases) to us for $110 million and assume aircraft debt of $169 million and operating lease obligations of $270 million. We anticipate that the purchase of the assets will occur on or before August 31, 2005. After Republic Airlines is certified, we expect to begin the transition of these 28 ERJ-170 aircraft from US Airways.

We have long-term, fixed-fee regional jet code-share agreements with each of our partners that are subject to our maintaining specified performance levels. Pursuant to these fixed-fee agreements, which provide for minimum aircraft utilization at fixed rates, we are authorized to use our partners' two-letter flight designation codes to identify our flights and fares in our partners' computer reservation systems, to paint our aircraft in the style of our partners, to use their service marks and to market ourselves as a carrier for our partners. In addition, in connection with a marketing agreement among Delta, Continental Airlines and Northwest Airlines, certain of the routes that we fly using Delta's flight designator code are also flown under Continental's or Northwest's designator codes. Our fixed-fee agreements have reduced our exposure to fluctuations in fuel prices, fare competition and passenger volumes. Our development of relationships with multiple major airlines has enabled us to reduce our dependence on any single airline, allocate our overhead more efficiently among our partners and reduce the cost of our services to our partners.

    Certain Statistical Information

	Operating Expenses per ASM in cents
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Wages and benefits	2.21	2.44	2.22	2.47
Aircraft fuel	2.47	2.39	2.79	2.33
Landing fees	0.45	0.47	0.45	0.47
Aircraft and engine rent	1.21	1.60	1.25	1.62
Maintenance and repair	1.22	1.66	1.25	1.58
Insurance and taxes	0.26	0.31	0.26	0.29
Depreciation and amortization	0.92	0.71	0.93	0.69
Other	1.04	1.17	1.00	1.10
Total operating expenses	9.78	10.75	10.15	10.55

Interest expense	0.86	0.54	0.87	0.57

Total operating expenses and interest expense	10.64	11.29	11.02	11.12

The following table sets forth the major operational statistics and the percentage-of-change for the periods identified below:

	Three Months Ended June 30,			Six Months Ended June 30,
		Increase/			Increase/
		(Decrease)			(Decrease)
	2005	2004-2005	2004	2005	2004-2005	2004

Revenue passengers	2,346,187	36.9%	1,713,179	4,383,566	41.3%	3,103,237
Revenue passenger miles (1)	1,128,722,290	45.1%	777,980,136	2,090,408,622	47.2%	1,419,928,971
Available seat miles (2)	1,573,119,964	40.7%	1,118,304,943	3,012,765,717	37.6%	2,189,059,798
Passenger load factor (3)	71.8%	2.2pp	69.6%	69.4%	4.5pp	64.9%
Cost per available seat mile (cents) (4)	10.64	(5.8%)	11.29	11.02	(0.9%)	11.12
Average price per gallon of fuel (5)	115.40¢	30.3%	88.56¢	115.97¢	33.8%	86.65¢
Fuel gallons consumed	33,606,222	11.2%	30,208,157	72,490,521	23.2%	58,860,032
Block hours (6)	115,257	26.5%	91,146	224,606	26.3%	177,903
Average length of aircraft flight (miles)	470	5.9%	444	468	4.5%	448
Average daily utilization of each aircraft (hours) (7)	10.6	5.0%	10.1	10.7	7.0%	10.0
Actual aircraft in service at end of the period	135	25.0%	108	135	25.0%	108

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

 Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Operating revenue in 2005 increased by 35.8%, or $49.8 million, to $188.8 million in 2005 compared to $139.0 million in 2004. The increase was due to the additional regional jets added to the fixed-fee flying. Thirty-six additional regional jets were placed into fixed-fee service since June 30, 2004. Thirty-one were added for United and five were added for Delta. Also, we transitioned 9 turboprops to United under a fixed-fee code-share agreement in June 2004, and eliminated all pro-rate turboprop operations with US Airways by September 2004.

Total operating and interest expenses increased by 32.6% or $41.2 million, to $167.4 million in 2005 compared to $126.2 million in 2004 due to the increase in flight operations. The unit cost on total operating and interest expenses, excluding fuel charges, decreased 8.1% to 8.2¢ in 2005 from 8.9¢ in 2004. Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 27.5%, or $7.5 million, to $34.8 million for 2005 compared to $27.3 million for 2004. The increase was due to a 21% increase in full time equivalent employees to support the increased regional jet operations and annual contractual and merit increases. The cost per available seat mile decreased from 2.4¢ in 2004 to 2.2¢ in 2005.

Aircraft fuel expense increased 45.0%, or $12.0 million, to $38.8 million for 2005 compared to $26.8 million for 2004 due to an 11% increase in fuel consumption and a 30% increase in the average fuel price. The average price per gallon was $1.14 in 2005 and 88¢ in 2004. The fixed-fee agreements with US Airways and United provide for a direct reimbursement of fuel costs. Beginning in May 2005, we do not record fuel expense and the related revenue reimbursement for US Airways operations because US Airways elected to provide fuel directly for the aircraft that are operated by us for US Airways Express. The fixed-fee agreements with American and Delta protect us from future fluctuations in fuel prices, as any difference between the actual cost and assumed cost included in the fixed fees is paid to or reimbursed by American and Delta. The unit cost increased to 2.5¢ in 2005 compared to 2.4¢ in 2004.

        Landing fees increased by 35.6%, or $1.9 million, to $7.1 million in 2005 compared to $5.2 million in 2004. The increase is due to a 22% increase in departures, and a higher average landing weight, due to the introduction of 24 ERJ-170 aircraft since June 2004. Our fixed-fee agreements with US Airways, United and Delta provide for a direct reimbursement of landing fees. Any difference between the actual cost and assumed cost included in the fixed-fees paid by American is paid to or reimbursed by American. The unit cost remained unchanged at 0.5¢.

Aircraft and engine rent increased by 6.9%, or $1.2 million, to $19.1 million in 2005 compared to $17.9 million in 2004 due to the addition of five leased regional jets since June 2004, partially offset by the return of 10 leased turboprops. The unit cost decrease to 1.2¢ for 2005 compared to 1.6¢ for 2004 is attributable to the increase in capacity from the regional jet operations and because we lease financed only five of the 36 regional jet aircraft added to the fleet since June 30, 2004.

Maintenance and repair expenses increased by 3.9%, or $0.7 million, to $19.2 million in 2005 compared to $18.5 million for 2004. The effect of the increase in regional jet operations was mostly offset by a reduction in maintenance costs on the turboprop aircraft, 10 of which have been returned to the lessor since June 30, 2004. The unit cost decreased from 1.7¢ in 2004 to 1.2¢ in 2005.

       Insurance and taxes increased 18.8% or $0.7 million to $4.1 million in 2005 compared to $3.5 million in 2004 due to a 45% increase in revenue passenger miles, which was partially offset by a decrease in average insurance rates. The unit cost remained unchanged at 0.3%.

      Depreciation and amortization increased 80.5%, or $6.4 million, to $14.4 million in 2005 compared to $8.0 million in 2004 due to additional depreciation on 31 regional jet aircraft purchased since June 30, 2004. Of the 31 regional jets purchased since June 30, 2004, 22 were Embraer 170 regional jets. The cost per available seat mile increased to 0.9¢ in 2005 compared to 0.7¢ in 2004.

Other expenses increased 24.4%, or $3.2 million, to $16.3 million in 2005 from $13.1 million in 2004, primarily due to $2.8 million of payments to AMR, or 0.2¢ per ASM, related to operating 70-seat regional jets at Chautauqua Airlines. Professional fees increased $1.4 million due to Sarbanes/Oxley consulting fees and additional fees related to the US Airways transaction. Additionally, we incurred higher pilot training costs, and higher crew related and administrative expenses to support the growing regional jet operations. The increases were partially offset with expenses recorded in 2004 for passenger fees and impairment losses relating to the turboprop operations for US Airways which ended in September 2004. The unit cost decreased to 1.0¢ in 2005 compared to 1.2¢ in 2004.

     Interest expense increased 126.9% or $7.6 million, to $13.6 million in 2005 from $6.0 million in 2004 primarily due to interest on debt related to the purchase of 32 regional jet aircraft since June 30, 2004. The weighted average interest rate increased to 5.5% in 2005 from 4.9% in 2004. The unit cost increased to 0.9¢ in 2005 compared to 0.5¢ in 2004.

We incurred income tax expense of $8.9 million during 2005, compared to $5.6 million in 2004. The effective tax rate for 2005 of 39.9% is higher than the statutory rate due to state income taxes.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Operating revenue in 2005 increased by 39.4%, or $106.6 million, to $377.2 million in 2005 compared to $270.6 million in 2004. The increase was due to the additional regional jets added to the fixed-fee flying. Thirty-six additional regional jets were placed into fixed-fee service since June 30, 2004. Thirty-one were added for United and five were added for Delta. Also, we transitioned 9 turboprops to United under a fixed-fee code-share agreement in June 2004, and eliminated all pro-rate turboprop operations with US Airways by September 2004

Total operating and interest expenses increased by 36.3% or $88.4 million, to $332.0 million in 2005 compared to $243.5 million in 2004 due to the increase in flight operations. The unit cost on total operating and interest expenses, excluding fuel charges, decreased 7.0% to 8.2¢ in 2005 from 8.8¢ in 2004. Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 23.5%, or $12.7 million, to $66.8 million for 2005 compared to $54.1 million for 2004. The increase was due to a 19% increase in full time equivalent employees to support the increased regional jet operations and annual contractual and merit increases. The cost per available seat mile decreased from 2.5¢ in 2004 to 2.2¢ in 2005.

Aircraft fuel expense increased 64.8%, or $33.1 million, to $84.1 million for 2005 compared to $51.0 million for 2004 due to a 23% increase in fuel consumption and a 34% increase in the average fuel price. The average price per gallon was $1.16 in 2005 and 86¢ in 2004. The fixed-fee agreements with US Airways and United provide for a direct reimbursement of fuel costs. Beginning in May 2005, we do not record fuel expense and the related revenue reimbursement for US Airways operations because US Airways elected to provide fuel directly for the aircraft that are operated by us for US Airways Express. The fixed-fee agreements with American and Delta protect us from future fluctuations in fuel prices, as any difference between the actual cost and assumed cost included in the fixed fees is paid to or reimbursed by American and Delta. The unit cost increased to 2.8¢ in 2005 compared to 2.3¢ in 2004.

Landing fees increased by 30.3%, or $3.1 million, to $13.4 million in 2005 compared to $10.3 million in 2004. The increase is due to a 21% increase in departures, and a higher average landing weight, due to the introduction of 24 ERJ-170 aircraft since June 2004. Our fixed-fee agreements with US Airways, United and Delta provide for a direct reimbursement of landing fees. Any difference between the actual cost and assumed cost included in the fixed-fees paid by American is paid to or reimbursed by American. The unit cost remained unchanged at 0.5¢.

Aircraft and engine rent increased by 5.9%, or $2.1 million, to $37.6 million in 2005 compared to $35.5 million in 2004 due to the addition of five leased regional jets since June 2004, partially offset by the return of 10 leased turboprops. The unit cost decrease to 1.2¢ for 2005 compared to 1.6¢ for 2004 is attributable to the increase in capacity from the regional jet operations and because we lease financed only five of the 36 aircraft added to the fleet since June 30, 2004.

Maintenance and repair expenses increased by 8.3%, or $2.9 million, to $37.6 million in 2005 compared to $34.7 million for 2004. The effect of the increase in regional jet operations was mostly offset by a reduction in maintenance costs on the turboprop aircraft, 10 of which have been returned to the lessor since June 30, 2004. The unit cost decreased from 1.6¢ in 2004 to 1.3¢ in 2005.
Insurance and taxes increased 24.5%, or $1.6 million to $8.0 million in 2005 compared to $6.4 million in 2004 due to a 47% increase in revenue passenger miles, which was partially offset by a decrease in average insurance rates. The unit cost remained unchanged at 0.3¢.

Depreciation and amortization increased 84.3%, or $12.8 million, to $28.0 million in 2005 compared to $15.2 million in 2004 due to additional depreciation on 31 aircraft purchased since June 30, 2004. Of the 31regional jets purchased since June 30, 2004, 22 were Embraer 170 regional jets. The cost per available seat mile increased to 0.9¢ in 2005 compared to 0.7¢ in 2004.

Other expenses increased 26.2%, or $6.3 million, to $30.2 million in 2005 from $23.9 million in 2004. We recorded $3.0 million of payments to AMR, or 0.1¢ per ASM, in 2005 related to operating 70-seat regional jets at Chautauqua Airlines. Professional fees increased $2.7 million due to Sarbanes/Oxley consulting fees and expenses related to the US Airways and Shuttle America transactions. Additionally, we incurred higher pilot training costs, and higher crew related and administrative expenses to support the growing regional jet operations. The increases were partially offset with expenses recorded in 2004 for passenger fees and impairment losses relating to the turboprop operations for US Airways which ended in September 2004.The unit cost decreased to 1.0¢ in 2005 compared to 1.1¢ in 2004.

Interest expense increased 112.5% or $13.9 million, to $26.3 million in 2005 from $12.4 million in 2004 primarily due to interest on debt related to the purchase of 32 additional aircraft since June 30, 2004. The weighted average interest rate increased to 5.2% in 2005 from 5.0% in 2004. The unit cost increased to 0.9¢ in 2005 compared to 0.6¢ in 2004.

We incurred income tax expense of $18.4 million during 2005, compared to $11.7 million in 2004. The effective tax rate for 2005 of 39.5% is higher than the statutory rate due to state income taxes.

Liquidity and Capital Resources

Historically, the Company has used internally generated funds, common stock offerings and third-party financing to meet its working capital and capital expenditure requirements. In February 2005, the Company completed a follow-on public common stock offering, which provided approximately $80.8 million, net of offering expenses. As of June 30, 2005, the Company had $127.6 million in cash and $15.4 million available under its revolving credit facility. The credit facility requires Chautauqua to maintain a specified fixed charge coverage ratio and a debt to earnings leverage ratio. The Company was in compliance with the covenants at June 30, 2005. At June 30, 2005, the Company had a working capital surplus of $39.9 million.

During the six months ended June 30, 2005, the Company acquired thirteen aircraft, of which ten were debt-financed and three were lease-financed, one under a capital lease and two under operating leases. The total debt incurred for the ten debt-financed aircraft and the capital lease for one aircraft was $203.4 million.

Net cash from operating activities was $73.8 million for the six months ended June 30, 2005. Net cash from operating activities is primarily net income of $28.2 million, depreciation and amortization of $28.0 million and the change in deferred income taxes of $16.7 million.

Net cash from investing activities was $(42.7) million for the six months ended June 30, 2005. The net cash from investing activities consists of the purchase of ten aircraft, equipment and aircraft deposits for future deliveries.

Net cash from financing activities was $50.2 million for the six months ended June 30, 2005. The net cash from financing activities included $80.8 million net cash proceeds received from a stock offering and scheduled debt payments and payments to the debt sinking fund of $23.0 million.

The Company currently anticipates that its available cash resources, cash generated from operations and anticipated third-party financing arrangements will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

Aircraft Leases and Other Off-Balance Sheet Arrangements

The Company has significant obligations for aircraft that are leased under operating leases and therefore are not reflected as liabilities on its balance sheet. These leases expire between 2009 and 2021. As of June 30, 2005, the Company’s total mandatory payments under operating leases aggregated approximately $829.3 million and total minimum annual aircraft rental payments for the next 12 months under all noncancellable operating leases is approximately $75.0 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities and office equipment. The leases expire through 2015. As of June 30, 2005, the Company’s total mandatory payments under other non-cancelable operating leases aggregated approximately $59.2 million. Total minimum annual other rental payments for the next 12 months are approximately $5.8 million.

Purchase Commitments

The Company has substantial commitments for capital expenditures, including for the acquisition of new aircraft. The Company intends to finance these aircraft through long-term loans or lease arrangements, although there can be no assurance the Company will be able to do so.

As of June 30, 2005, the Company had firm orders for 15 regional jets, and a commitment from the aircraft manufacturer and a third party to obtain financing for all 15 of these aircraft. These commitments are subject to customary closing conditions. The aircraft manufacturer’s aggregate current list price of all firm orders for 15 aircraft is $403 million.

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

        On June 23, 2005, the Company received notification from US Airways Group that it will not be requested to make the $125 million equity investment but US Airways notified the Company that it will exercise its right to receive up to $110 million in asset related financing in connection with its reorganization plan. At closing, which is expected on or about August 31, 2005, the Company will pay approximately $110 million in cash primarily for aircraft and take-off and landing slots and assume aircraft related debt of approximately $169 million. In addition, we will assume operating lease obligations of approximately $270 million.

Republic Airline Inc. (“Republic Airline”) (a subsidiary of the Company) has applied for, but does not yet have, an operating certificate. In October, 2004, in order to accommodate American with respect to its scope restrictions, the Company agreed to modify its Agreement with American to preclude the continued use of larger regional jets on its Chautauqua Airlines Air Carrier Operating Certificate. The Company also agreed to pay American an aggregate of approximately $500 through February 19, 2005, in connection with its operation of ERJ-170 aircraft for United through Chautauqua instead of Republic Airline. Approximately $291 of this amount was paid in 2004. Additionally, the Company pays approximately $39 per day to American for each day Chautauqua is operating any ERJ-170 aircraft after April 21, 2005. This payment continues until Chautauqua no longer operates ERJ-170 aircraft. Consequently, the Company will most likely pay this daily penalty through December 2005, which will aggregate approximately $9,900. Also, as agreed with American, Chautauqua can fly no more than 18 ERJ-170 aircraft. The Company expects that Republic Airline will receive its required certification before the end of September 2005.

The Company’s commercial commitments at June 30, 2005 include letters of credit totaling $6,687 expiring within one year.

The Company anticipates cash payments for interest for the year ended 2005 to be approximately $67.2 million, and the Company does not anticipate significant tax payments in 2005.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

The Company’s earnings are affected by changes in interest rates due to the amounts of variable rate debt and the amount of cash and securities held. The interest rate applicable to variable rate debt may rise and increase the amount of interest expense. At June 30, 2005, 0.29% of the Company’s total long-term debt was variable rate debt, compared to 0.16% at June 30, 2004. For illustrative purposes only, the Company has estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both the Company’s variable rate long-term debt and cash and securities. Based on this hypothetical assumption, the Company would have incurred an additional $15 in interest expense for the quarter ended June 30, 2005. As a result of this hypothetical assumption, the Company believes it could fund interest rate increases on its variable rate long-term debt with the increased amounts of interest income. Beginning in April 2004, in anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer the Company entered into fourteen treasury lock agreements with notional amounts totaling $373,500 and a weighted average interest rate of 4.47% with expiration dates through June 2005. As of June 30, 2005, all of the treasury lock agreements had been settled.

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

Part II. OTHER INFORMATION

Item 6.	Exhibits
	(a)	Exhibits

	10.1	Amendment No. 5 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasilicica de Aeronautica S.A. and Republic Airline Inc., dated April 30, 2005.*

	10.2	Amendment No. 10 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasilicica de Aeronautica S.A. and Republic Airline Inc., dated April 30, 2005.*

	10.3	Amendment No. 11 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasilicica de Aeronautica S.A. and Republic Airways Holdings Inc., dated May 31, 2005.*

	10.4	Amended and Restated Chautauqua Jet Service Agreement between US Airways, Inc. and Chautauqua Airlines, Inc. dated April 26, 2005.*

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

31.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

32.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

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

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: July 29, 2005	By: /s/ Bryan K. Bedford
Bryan K. Bedford
Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated: July 29 , 2005	By: /s/ Robert H. Cooper
Robert H. Cooper
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)