Form 10-K/A
REPUBLIC AIRWAYS HOLDINGS INC
filed 2005-11-03
CIK 1159154

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-K/A
(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 for the purpose of amending and restating Item 8 of Part I, containing our audited consolidated financial statements and related notes as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004. The restatement relates to the accounting for reimbursable pass-through costs, primarily fuel, in certain of our airline services agreements and is further discussed in Note 18 to the restated consolidated financial statements included herein. We have also updated Item 7 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 1 of Part 1, Business, to give effect to the restatement. In addition, we have amended Item 6 of Part II relating to Selected Consolidated Financial Information and Operating Data and amended Item 15 of Part IV to reflect the filing of updated certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and we have filed certifications pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Other than the changes regarding the restatement and related disclosures and subsequent events occurring subsequent to July 29, 2005 as disclosed in Note 17 to the consolidated financial statements, no other information in this Amendment No. 1 has been updated to reflect any subsequent information or events since the original filing of the Form 10-K on March 29, 2005, except for the current report on form 8-K filed on July 29, 2005 which includes consolidated financial statements giving retroactive effect to the merger with Shuttle America, Inc., accounted for in a manner similar to a pooling of interests.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K/A contains forward-looking statements. Republic Airways Holdings Inc. (the “Company”) may, from time to time, make written or oral forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements encompass our belief, expectations, hopes or intentions regarding future events. Words such as “may,”“will,”“should,”“expect,”“plan,”‘intend,”“anticipate,”“believe,”“estimate,”“predict,”“potential,” or “continue,” the negative of such terms or other terminology to identify forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K/A are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. Our results could differ materially from those anticipated in these forward-looking statements for many reasons, including, among others, the “Risk Factors” set forth herein.”

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

We have long-term, fixed-fee code-share agreements with each of our partners that are subject to our maintaining specified performance levels. Pursuant to these fixed-fee agreements, which provide for minimum aircraft utilization at fixed rates, we are authorized to use our partners' two-letter flight designation codes to identify our flights and fares in our partners' computer reservation systems, to paint our aircraft in the style of our partners, to use their service marks and to market ourselves as a carrier for our partners. In addition, in connection with a marketing agreement among Delta, Continental Airlines and Northwest Airlines, certain of the routes that we fly using Delta's flight designator code are also flown under Continental's or Northwest's designator codes. We believe that fixed-fee agreements reduce our exposure to fluctuations in fuel prices, fare competition and passenger volumes. Our development of relationships with multiple major airlines has enabled us to reduce our dependence on any single airline and allocate our overhead more efficiently, allowing us to reduce the cost of our services to our major airline partners. For the year ended December 31, 2004, US Airways accounted for 38% of our operating revenues, Delta accounted for 36% of our operating revenues, American accounted for 16% of our operating revenues and United accounted for 10% of our operating revenues. In February 2003, we and America West mutually agreed to terminate our code-share agreement and we concurrently agreed with Delta to allocate the aircraft previously designated for America West to Delta.

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

    The term of the American code-share agreement continues until February 1, 2013. American may reduce the term by one year each time that we fail to achieve an agreed performance level. American mayonly exercise this right three times during the term of the code-share agreement. The agreement may be subject to termination for cause prior to that date under various circumstances including:

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

For the years ended December 31, 2004 and 2003, respectively, US Airways accounted for 38% and 44% of our passenger revenues, Delta accounted for 36% and 29% of our passenger revenues, American accounted for 16% and 21% of our passenger revenues, United accounted for 10% and 0% of our passenger revenues. America West accounted for 0% and 6% of our passenger revenues. In February 2003, we and America West mutually agreed to terminate our code-share agreement and we concurrently agreed with Delta to allocate the aircraft previously flown for America West to Delta. We have granted to Delta warrants to purchase an aggregate of 3,435,000 shares of our common stock, including warrants to purchase 960,000 shares of common stock. The exercise prices of these warrants range from $11.60 to $13.00 per share. In addition, beyond the 16 aircraft we are contractually committed to place into service for Delta through 2006, Delta is entitled to a warrant to purchase 60,000 shares of our common stock for each additional aircraft we place into service for them. The exercise price of each of these warrants will be the lower of the then current market price of our common stock or the average of the closing prices of our common stock for the 30 days prior to an aircraft being placed into service.

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

Wexford Capital and its affiliates are actively engaged in the airline business. Conflicts of interest may in the future arise between Wexford Capital and us in a number of areas relating to our business and our past and ongoing relationships. Factors that may create a conflict of interest between Wexford Capital and us include the following:

• Before Republic's acquisition of Shuttle America on May 6, 2005, Wexford Capital owned Shuttle America, the lessee of the Saab aircraft previously operated by Chautauqua;

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OPERATING STATISTICS

    The following selected financial data and operating statistics should be read in conjunction with “Management's discussion and analysis of financial condition and results of operations", and the consolidated financial statements and related notes included in Item 8 of the Form 10-K/A.

	Years Ended December 31,
	2004 (12)	2003 (12)	2002 (12)	2001(12)	2000(12)
	(in thousands, except share, per share and airline operating data)
Statement of Operations Data:
Total operating revenues	$646,324	$492,280	$356,197	$241,028	$149,008

Operating expenses:
Wages and benefits	112,305	86,949	63,572	45,107	30,782
Aircraft fuel	174,208	106,840	64,869	41,426	23,723
Passenger fees and commissions	2,939	6,254	7,925	11,065	12,883
Landing fees	24,201	19,098	13,053	7,091	3,753
Aircraft and engine rent	74,514	67,350	64,991	46,160	22,903
Maintenance and repair	70,290	53,475	43,441	34,069	19,667
Insurance and taxes	13,186	12,859	17,103	5,710	2,822
Depreciation and amortization	34,412	23,873	12,032	7,783	4,110
Impairment loss and accrued aircraft return costs(1)(2)	1,441	2,756	7,196	8,100	—
Other	47,483	30,115	32,444	19,070	21,143

Total operating expenses	554,979	409,568	326,626	225,581	141,786

Operating income	91,345	82,712	29,571	15,447	7,222
Other income (expense):
Interest expense	(28,464)	(22,789)	(12,868)	(6,227)	(3,550)
Other income	518	195	526	1,607	1,792

Total other income (expense)	(27,946)	(22,594)	(12,342)	(4,620)	(1,758)

Income before income taxes	63,399	60,117	17,229	10,827	5,464
Income tax expense	24,547	23,979	9,540	4,760	2,942

Net income	38,852	36,138	7,689	6,067	2,522
Preferred stock dividends(3)		(170)	(413)	(418)	(255)

Net income available for common stockholders	$38,852	$35,968	$7,276	$5,649	$2,267
Net income available for common stockholders per share(4):
Basic	$1.66	$1.80	$0.36	$0.28	$0.11

Diluted	$1.62	$1.73	$0.35	$0.27	$0.11
Weighted average common shares outstanding(4):
Basic	23,349,613	20,000,000	20,000,000	20,000,000	20,000,000
Diluted	23,906,762	20,841,415	20,832,750	20,689,886	20,000,000
Other Financial Data:
Net cash from:
Operating activities	$116,827	$91,627	$42,710	$22,956	$6,710
Investing activities	$(102,424)	$(30,683)	$(34,552)	$(12,690)	$(10,812)
Financing activities	$9,282	$(45,093)	$(4,747)	$(7,383)	$3,975
Airline Operating Data:
Passengers carried	6,842,407	5,120,987	3,758,748	2,240,822	1,280,884
Revenue passenger miles(5)	3,062,940,174	2,319,261,441	1,523,201,642	880,569,802	463,050,021
Available seat miles(6)	4,618,042,586	3,665,876,102	2,535,087,476	1,649,171,823	869,629,172
Passenger load factor(7)	66.3%	63.3%	60.1%	53.4%	53.2%
Revenue per available seat mile(8)(12)	$0.140	$0.134	$0.141	$0.146	$0.171
Cost per available seat mile(9)(12)	$0.126	$0.118	$0.134	$0.141	$0.167
EBITDA(10)	$126,275	$106,779	$42,129	$24,837	$13,124
Average passenger trip length (miles)	448	453	405	393	362
Number of aircraft in service (end of period):
Embraer Regional Jets:
Owned	62	38	18	7	—
Leased	49	45	41	38	18
Saab Turboprops(11):
Owned	4	0	0	2	2
Leased	13	21	21	23	24
Jetstream 31 (Leased)	—	—	—	—	15

Total aircraft	128	104	80	70	59

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$46,220	$22,535	$6,684	$3,272	$389
Aircraft and other equipment, net	984,512	549,009	301,905	133,810	25,529
Total assets	1,171,820	669,783	401,260	204,802	72,601
Long-term debt, including current maturities	850,869	486,146	284,067	131,350	32,885
Redeemable preferred stock of subsidiary at redemption value	—	—	5,160	4,747	4,329
Total stockholders' equity	174,651	72,405	31,270	9,792	4,053

(1) We recorded impairment losses and accrued aircraft return cost of $8.1, $7.2, $2.8, and $1.4 million in 2001, 2002, 2003 and 2004 respectively. As of December 31, 2004, we maintained a reserve of $4.6 million with respect to such losses which we believe is adequate to cover our expected costs. These calculations are further described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2) Preferred stock dividends represent dividends on 16.295828 shares of Series A redeemable preferred stock at a par value of $.01 per share issued by Chautauqua to an affiliate of our majority stockholder. The preferred stockholder is entitled to receive cumulative dividends equal to 10% per annum of the stated value of the preferred stock. The preferred stock, including accrued and unpaid dividends, was purchased and retired during 2003.

(3) On June 4, 2002, our board of directors declared a 200,000:1 stock split. All per share amounts, number of shares and options outstanding in the consolidated financial statements have been adjusted for the stock split.

(4) Revenue passengers multiplied by miles flown.

(5) Passenger seats available multiplied by miles flown.

(6) Revenue passenger miles divided by available seat miles.

(7) Total airline operating revenues divided by available seat miles.

(8) Total operating and interest expenses divided by available seat miles. Total operating and interest expenses is not a calculation based on generally accepted accounting principles and should not be considered as an alternative to total operating expenses. Cost per available seat mile utilizing this measurement is included as it is a measurement recognized by the investing public.

(9) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. EBITDA is not a calculation based on generally accepted accounting principles and should not be considered as an alternative to net income (loss) or operating income (loss) as indicators of our financial performance or to cash flow as a measure of liquidity. In addition, our calculations may not be comparable to other similarly titled measures of other companies. EBITDA is included as a supplemental disclosure because it may provide useful information regarding our ability to service debt and lease payments and to fund capital expenditures. Our ability to service debt and lease payments and to fund capital expenditures in the future, however, may be affected by other operating or legal requirements or uncertainties. Currently, aircraft and engine ownership costs, which include aircraft and engine rent, depreciation, and interest expense, are our most significant cash expenditure. In addition, EBITDA is a well recognized performance measurement in the regional airline industry and, consequently, we have provided this information.

The following represents a reconciliation of EBITDA to net cash from operating activities for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2004	2003	2002	2001	2000
EBITDA	$126,275	$106,779	$42,129	$24,837	$13,124
Interest expense	(28,464)	(22,789)	(12,868)	(6,227)	(3,550)
Debt issue and other amortization	1,928	1,968	339
Warrant amortization	800	359	9
(Gain) loss on aircraft and other equipment disposals	1,151	1,079	193	(460)	(31)
Impairment loss and accrued aircraft return costs	1,441	2,756	7,196	8,100
Amortization of deferred credits	(1,285)	(1,249)	(1,132)	(889)	(278)
Unrealized (gain) loss on fuel swaps				202	(841)
Stock compensation expense	214	214	214	90
Current income tax expense (benefit)	(520)	(237)	4,485	(6,659)	(776)
Changes in certain assets and liabilities:
Receivables	10,480	(7,124)	(481)	896	(884)
Inventories	(2,683)	(2)	715	579	(1,597)
Prepaid expenses and other current assets	(1,022)	1,057	(1,116)	(368)	(373)
Accounts payable	1,963	(4,405)	4,209	1,490	2,512
Accrued liabilities	11,370	14,937	1,805	10,826	7,164
Other assets	(4,821)	(1,716)	(2,987)	(9,461)	(7,760)

Net cash from operating activities	$116,827	$91,627	$42,710	$22,956	$6,710

    (10)    Excludes two Saab 340 aircraft held for sale at December 31, 2002 and 2003 and one as of December 31, 2004, one leased Saab 340 aircraft at December 31, 2002.

    (11) Amounts for 2001 and 2000 have not been restated to include Shuttle America because the activities were not commonly controlled by Wexford Capital LLC until December 7, 2001 and the operating activity of Shuttle America from December 7, 2001 through December 31, 2001 was not significant.

    (12) Restated as described in Note 18 to the consolidated financial statements at item 8 of this form 10-K/A.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    The accompanying management's discussion and analysis of financial condition and results of operations gives effect to the restatement of the consolidated financial statements for the three years in the period ended December 31, 2004 as described in Note 18 to the consolidated financial statements.

Overview

    We are a holding company that operates Chautauqua Airlines, Inc., Republic Airline Inc. and Shuttle America Corporation, a regional airlines offering scheduled passenger service on approximately 770 flights daily to 78 cities in 32 states, and the Bahamas pursuant to code-share agreements with American, US Airways, Delta and United. Currently, all of our flights are operated as US Airways Express, AmericanConnection, Delta Connection or United Express, providing US Airways, American, Delta and United with portions of their regional service, including service out of their hubs and focus cities in Boston, Chicago, Fort Lauderdale, Indianapolis, New York, Orlando, Philadelphia, Pittsburgh, Washington, D.C. and St. Louis. We have established Chautauqua to operate regional jets having 50 or fewer seats; Shuttle America to operate regional jets having 70 seats; and Republic Airline to operate regional jets having 70 or more seats. In February 2004, we entered into a code-share agreement with United Air Lines, Inc. pursuant to which we are required to place into service for United by June 2005, subject to delivery of aircraft from the manufacturer, 23 70-seat regional jets. These jets will fly, as United Express flights, the routes that United designates. On May 6, 2005, we acquired Shuttle America Corporation from an affiliate of our majority stockholder.  The acquisition of Shuttle America provides us with increased flexibility to operate 70-seat and larger aircraft. We began to transition the United Express ERJ-170 flights currently being operated by Chautauqua to Shuttle America beginning in June 2005. We expect Republic Airline to receive its certification on or before the end of September 2005, after which we expect Republic Airline and Shuttle America to fly ERJ-170s for United. In January 2005, we entered into a code-share agreement with Delta whereby we will operate 16 ERJ-170s. From 2000 to 2004, our ASMs have grown at a compounded annual growth rate of 51.8%. As of December 31, 2004, our 128 aircraft fleet consisted of 111 Embraer regional jets, 100 of which range in capacity from 37 to 50 seats , 11 70-seat regional jets and 17 30-seat turboprops operated by Shuttle America.

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

    For the years ended December 31, 2004 and 2003, respectively, US Airways accounted for 38% and 43% of our passenger revenues, Delta accounted for 36% and 29% of our passenger revenues, American accounted for 16% and 21% of our passenger revenues, United accounted for 10% and 0% of our passenger revenues and America West accounted for 0% and 7% of our passenger revenues. In February 2003, we and America West mutually agreed to terminate our code-share agreement and we concurrently agreed with Delta to allocate the aircraft previously designated for America West to Delta. In December 2005, Shuttle America’s turboprop code-share with United agreement will expire.

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

Code-Share Agreements

    On September 12, 2004, US Airways, which represented 38% of our revenue for the year ended December 31, 2004, filed a petition for Chapter 11 bankruptcy protection. Unpaid amounts related to pre-petition claims were approximately $3.2 million, which are fully reserved at December 31, 2004. We have been paid for all amounts due post-petition in accordance with our code-share agreement. In March 2005, the assumption of the US Airways code-share agreement was approved by the bankruptcy court. United, which represented 10% of our revenue for the year ended December 31, 2004, is attempting to reorganize its business under Chapter 11 of the bankruptcy code. Our code-share agreements with United are also approved by the bankruptcy court.

    We continue to operate normal flight schedules for US Airways and United; however, contingency plans have been developed to address potential outcomes of the US Airways and United bankruptcy proceedings.

    Delta, which represented 36% of our revenue for the year ended December 31, 2004, has recently reported operating losses and has announced that if it fails to achieve a competitive cost structure it will need to restructure through bankruptcy. In December 2004, in exchange for, among other things, Delta extending the term of its code-share agreement and canceling previously issued warrants to purchase 2,025,000 shares of our common stock, we agreed to reduce our compensation level on the ERJ-145 fleet by 3% through May 2016.

    Termination of any of our regional jet code-share agreements could have a material adverse effect on our financial position, results of operations and cash flows.

Fleet Transition and Growth

The following table sets forth the number and type of aircraft in service and operated by us at the dates indicated:

	December 31,
	2002			2003			2004
	Total	Owned	Leased	Total	Owned	Leased	Total	Owned	Leased
Regional Jets:
Embraer ERJ-145 LR	42	5	37	53	12	41	68	25	43
Embraer ERJ-140 LR	15	11	4	15	11	4	15	11	4
Embraer ERJ-135 LR	2	2	—	15	15	—	17	15	2(1)
Embraer ERJ-170 LR							11	11	—
Turboprops:
Saab 340 (2)	21	—	21	21	—	21	17	4	13

Total	80	18	62	104	38	66	128	66	62

(1) We use these aircraft as spares and for charters. They are not assigned to any of our code-share partners.

(2) Excludes two Saab 340 aircraft held for sale at December 31, 2002 and 2003 and one at December 31, 2004.

    We recorded impairment losses and accrued aircraft return cost of $7.2, $2.8 million and $1.4 million in 2002 and 2003 and 2004, respectively. As of December 31, 2004, we maintained a reserve of $4.6 million with respect to such losses, which we believe is adequate to cover our exposure for expected costs. The impairment losses reduced the carrying value of the owned Saab 340 aircraft to be disposed of to the estimated fair value less costs to sell. The impairment losses were based on the estimated fair values obtained from aircraft dealers, less selling costs. The accrued aircraft return costs represent the Company's overhaul and return costs in order to meet required return conditions.

    During 1999, we began operating Embraer regional jets on behalf of US Airways under a fixed-fee arrangement. There were 26, 34 and 35 Embraer aircraft operating on behalf of US Airways under this agreement at December 31, 2002, 2003 and 2004, respectively. During 2000, we began operating Saab 340 turboprops and Embraer regional jets on behalf of TWA under a fixed-fee arrangement; TWA was subsequently acquired by American. There were 15 Embraer regional jets operating under the agreement with American at December 31, 2002, 2003 and 2004. At December 31, 2002, 2003 and 2004, respectively, we had six, 34 and 39 aircraft in operation under the agreement with Delta. We began flying Embraer regional jets and Saab turboprops for United in June 2004 and at December 31, 2004, we had 30 aircraft in operation under the agreement with United. During 2002, 90.8% of our ASMs and 89.7% of our passenger revenues were generated under fixed-fee agreements. During 2003, 94.5% of our ASMs and 91.0% of our passenger revenues were generated under fixed-fee agreements. During 2004, 97.6% of our ASMs and 96.0% of our passenger revenues were generated under fixed-fee agreements. The shift to fixed-fee flying has reduced our exposure to fluctuations in fuel prices, fare competition and passenger volumes. As of December 31, 2004, we operated 111 Embraer regional jets and 17 Saab turboprops for four code-share partners.

Revenue

    Under our fixed-fee arrangements with American, Delta, US Airways and United for regional jets, we receive a fixed-fee, as well as reimbursement of specified costs with additional possible incentives from our partners for superior performance. Under our previous pro-rate revenue sharing agreement with US Airways for turboprop aircraft, we received a negotiated portion of ticket revenue. As of December 31, 2002, 2003 and 2004 approximately 89.7%, 91.0% and 96.0%, respectively, of our passenger revenue was earned under our fixed-fee arrangements. Because all of our passenger revenue is now derived from these fixed-fee arrangements, the number of aircraft we operate, as opposed to the number of passengers that we carry, will have the largest impact on our revenues.

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

Passenger Fees and Commissions

    This expense includes the costs of travel agent commissions, computer reservation system fees and certain fees paid to US Airways for aircraft ground and passenger handling and use of the US Airways aircraft facilities and services with respect to turboprop pro-rate revenue sharing flights on behalf of US Airways.  These expenses are not borne by us under any of the fixed-fee agreements.

Landing Fees

    This expense consists of fees charged by airports for each aircraft landing.

Aircraft and Engine Rent

    This expense consists of the costs of leasing aircraft and spare engines. The leased aircraft and spare engines are operated under long-term operating leases with third parties. The lease payments associated with future aircraft deliveries are subject to market conditions for interest rates and contractual price increases for the aircraft. Aircraft rent is reduced by the amortization of integration funding credits received from the aircraft manufacturer for parts and training. The credits are amortized on a straight-line basis over the term of the respective lease of the aircraft. Under our fixed-fee agreements we are reimbursed for our actual costs.

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

Income Tax

    Income tax expense is computed by applying estimated effective income tax rates to income before income taxes. Income tax expense varies from the statutory federal income tax rate due primarily to state taxes and non-deductible meals and entertainment expense, and, in 2002, discharge of indebtness income.

Deferred Warrant Charge

    Pursuant to our code-share agreements with Delta, we have issued Delta the following warrants:

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

Certain Statistical Information

	Years Ended December 31,
	Operating Expenses per ASM in cents
	2004	2003	2002
Wages and benefits	2.43	2.37	2.51
Aircraft fuel	3.77	2.91	2.56
Passenger fees and commissions	0.06	0.17	0.31
Landing fees	0.52	0.52	0.51
Aircraft and engine rent	1.61	1.84	2.56
Maintenance and repair	1.52	1.46	1.71
Insurance and taxes	0.29	0.35	0.67
Depreciation and amortization	0.75	0.65	0.47
Impairment loss and accrued aircraft return costs (1)	0.03	0.08	0.28
Other	1.03	0.82	1.28

Total operating expenses	12.01	11.17	12.86

Plus interest expense	0.62	0.62	0.51

Total operating and interest expenses	12.63	11.79	13.37

(1)  We recorded impairment losses and accrued aircraft return cost of $7.2, $2.8, and $1.4 million in 2002, 2003 and 2004 respectively. As of December 31, 2004, we maintained a reserve of $4.6 million with respect to such losses which we believe is adequate to cover our expected costs.

	Years Ended December 31,
	2004	Increase/ (Decrease) 2004-2003	2003	Increase/ (Decrease) 2003-2002	2002
Revenue passengers	6,842,407	33.6%	5,120,987	36.2%	3,758,748
Revenue passenger miles (1)	3,062,940,174	32.1%	2,319,261,441	52.3%	1,523,201,642
Available seat miles (2)	4,618,042,586	26.0%	3,665,876,102	44.6%	2,535,087,476
Passenger load factor (3)	66.3%	3.0pp	63.3%	3.2pp	60.1%
Cost per available seat mile (4)	12.63¢	7.12%	11.79¢	(11.82%)	13.37¢
Average price per gallon of fuel (5)	$1.38	25.5%	$1.10	15.8%	$.95
Fuel gallons consumed	126,344,270	30.4%	96,863,325	42.5%	67,991,980
Block hours (6)	374,749	27.02%	295,021	35.6%	217,538
Average length of aircraft flight (miles)	440	(0.5%)	442	10.2%	401
Average daily utilization of each aircraft (hours) (7)	10:16	5.1%	9:46	2.6%	9:31
Aircraft in service at end of period	128	20.8%	106	27.7%	83

(1) Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

(2) Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

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

    Subsequent to September 11, 2001, the airline industry experienced an immediate and significant decline in traffic, particularly business traffic (which has a higher yield than leisure traffic). All of our code-share partners experienced significant declines. Under our fixed-fee contracts, however, we continued to be reimbursed for our expenses. The impact on our short haul, turboprop operations was devastating. Due to heightened airport security, it became more convenient for passengers to drive to a hub rather than wait long periods for short flights. Revenues associated with our "at-risk" prorate business suffered declines greater than 50% of normal revenues. Given that the profitability of our turboprop operation was marginal prior to September 11, 2001, we subsequently determined that the operations were unsustainable. Accordingly, we elected to ground over half of our turboprop fleet and upgrade our fleet from Saab 340 turboprops to Embraer regional jet operations.

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

    Under the Stabilization Act, each airline was entitled to receive the lesser of (a) its direct and incremental pre-tax losses for the period of September 11, 2001 to December 31, 2001 or (b) its available seat mile share of the $5 billion compensation ($4.5 billion for passenger airlines) available under the Stabilization Act. We have received $9.7 million in compensation under the Stabilization Act. Our losses as a direct result of the September 11, 2001, terrorist attacks exceeded the amount of compensation we received under the Stabilization Act.

Results of Operations

2004 Compared to 2003

    Operating revenue in 2004 increased by 31.3%, or $154.0 million, to $646.3 million compared to $492.3 million in 2003. The increase was due to the 28 additional regional jets added to revenue service in 2004. Twenty regional jets were added for United, including 11 Embraer 170 regional jets, five were added for Delta, one was added for US Airways and two were added for spares and charters and are not currently assigned to any of our code-share partners. In February 2003, we and America West mutually agreed to terminate our code-share agreement and we concurrently allocated the aircraft previously designated for America West to Delta. The transition of these aircraft was completed during the second quarter of 2003. We recorded a breakage fee of $6.0 million from America West in the second quarter of 2003 as a result of this transaction.

    Total operating expenses increased by 35.5%, or $145.4 million, to $555.0 million in 2004 compared to $409.6 million in 2003 due to the increase in flight operations. Total operating and interest expenses increased by 34.9%, or $151.1 million, to $583.4 million for 2004 compared to $432.4 million during 2003. The unit cost on total operating and interest expenses, excluding fuel charges, remained unchanged at 8.9¢ per available seat mile in 2004 compared to 2003. Factors relating to the change in operating expenses are discussed below.

    Wages and benefits increased by 29.2%, or $25.4 million, to $112.3 million for 2004 compared to $86.9 million for 2003 due to a 24.5% increase in full time equivalent employees to support the increased regional jet operations and an increase in the costs of providing employee benefits. The cost per available seat mile remained unchanged at 2.4¢.

    Aircraft fuel expense increased 63.1%, or $67.4 million, to $174.2 million for 2004 compared to $106.8 million for 2003 due to a 30.4% increase in fuel consumption and a 25.5% increase in average fuel prices. The average price per gallon was $1.38 in 2004 and $1.10 in 2003.  The unit cost increased to 3.8¢ in 2004 compared to 2.9¢ in 2003 due to the increase in average fuel prices.

    Passenger fees and commissions decreased by 53.0%, or $3.3 million, to $2.9 million for 2004 compared to $6.3 million for 2003 due to the phase out and elimination of pro-rate operations by September 2004. There are no passenger fees and commissions on any of the fixed-fee operations, including the turboprops operated for United. The unit cost decreased to 0.1¢ in 2004 compared to 0.2¢ in 2003.

    Landing fees increased by 26.7%, or $5.1 million, to $24.2 million in 2004 compared to $19.1 million in 2003. The increase is due to a 24.6% increase in departures. Our fixed-fee agreements provide for a direct reimbursement of landing fees. The unit cost remained unchanged at 0.5¢.

    Aircraft and engine rent increased by 10.6%, or $7.2 million, to $74.5 million in 2004 compared to $67.4 million in 2003 due to the addition of four leased regional jets in 2004 and the full year effect of four regional jets leased in 2003. This increase was partially offset by the termination of eight leased Saab 340 turboprops. The unit cost decrease of 12.5% to 1.6¢ for 2004 compared to 1.8¢ for 2003 is attributable to the increase in capacity from the regional jet operations and because we lease financed only four of the 28 aircraft added to the regional jet fleet in 2004.

    Maintenance and repair expenses increased by 31.4%, or $16.8 million, to $70.3 million in 2004 compared to $53.5 million for 2003 due the increase in flying of the regional jets, an increase in the number of heavy airframe inspections, increase in regional jet aircraft not covered under the manufacturer’s warranty. The unit cost remained unchanged at 1.5¢.

    Insurance and taxes increased 2.5%, or $0.3 million, to $13.2 million in 2004 compared to $12.9 million in 2003. The increase in operations and an increase in aircraft property taxes were mostly offset by a decline in insurance rates during 2004. The unit cost decreased to 0.3¢ in 2004 compared to 0.4¢ in 2003 due to the decline in insurance rates.

    Depreciation and amortization increased 44.1%, or $10.5 million, to $34.4 million in 2004 compared to $23.9 million in 2003 due to depreciation on 24 regional jet aircraft purchased in 2004, including 11 Embraer 170 regional jets. The unit cost increased to 0.8¢ in 2004 compared to 0.7¢ in 2003.

    Impairment loss and accrued aircraft return costs decreased 47.7%, or $1.3 million to $1.4 million in 2004 compared to $2.8 million in 2003. In 2004, this charge consisted of a reduction of $0.2 million to reflect the estimated liability for Saab 340 aircraft lease return costs, $1.3 million to reflect the write off of purchased route costs on markets that were abandoned and $0.2 million due to the retirement of one owned Saab 340 aircraft. In 2003 this charge consisted of $2.1 million to reflect deterioration of the market value for Saab turboprop aircraft and related spare parts and a reduction of $0.3 million to reflect the estimated liability for Saab 340 aircraft lease return costs.

    Other expenses increased 57.7%, or $17.4 million, to $47.5 million in 2004 from $30.1 million in 2003, due to an increase in bad debt reserves (primarily attributable to obligations owed to us by US Airways), increased pilot training costs, and higher crew-related and administrative expenses to support the growing regional jet operations. The unit cost increased to 1.0¢ in 2004 compared to 0.8¢ in 2003.

    Interest expense increased 24.9% or $5.7 million, to $28.5 million in 2004 from $22.8 million in 2003 primarily due to interest on debt related to the purchase of additional aircraft since the beginning of 2003. The weighted average interest rate was unchanged at 5.2%. The unit cost remained unchanged at 0.6¢.

    We incurred income tax expense of $24.5 million during 2004, compared to $24.0 million in 2003. The effective tax rates for 2004 and 2003 were 38.7% and 39.9%, respectively, which were higher than the statutory rate due to state income taxes and non-deductible meals and entertainment expense, primarily for our flight crews.

2003 Compared to 2002

    Operating revenue in 2003 increased by 38.2%, or $136.1 million, to $492.3million in 2003 compared to $356.2 million in 2002. The increase was due to the additional regional jets added to the fixed-fee flying. Twenty-four additional Embraer regional jets were added to the fleet since December 31, 2002. Sixteen regional jets were added for Delta and eight regional jets were added for US Airways. In February 2003, we and America West mutually agreed to terminate our code-share agreement and we concurrently allocated the aircraft previously designated for America West to Delta. The transition of these aircraft was completed during the second quarter of 2003. We recorded a breakage fee of $6.0 million from America West as a result of this transaction.

    Total operating expenses increased by 25.4%, or $82.9 million, to $409.6 million for 2003 compared to $326.6 million during 2002 due to the increase in flight operations. Total operating and interest expenses increased by $92.9 million, or 27.4%. The unit cost on total operating and interest expenses, excluding fuel charges, decreased to 8.9¢ for 2003 compared to 10.8¢ for 2002 due primarily to the increase in capacity (as measured by ASMs) associated with the additional Embraer regional jets. Factors relating to the change in operating expenses are discussed below.

    Wages and benefits increased by 36.8%, or $23.4 million, to $86.9 million for 2003 compared to $63.6 million for 2002 due to a 22.1% increase in full time equivalent employees to support the increased regional jet operations and an increase in the costs of providing employee benefit plans. Wages and benefits cost per available seat mile decreased to 2.4¢ in 2003 compared to 2.5¢ in 2002.

    Aircraft fuel expense increased 64.7%, or $42.0 million, to $106.8 million for 2003 compared to $64.9 million for 2002 due to a 42.5% increase in fuel consumption, compouned by a 15.8% increase in fuel pricing. The average price per gallon was $1.10 in 2003 and $0.95 in 2002. The unit cost increased to 2.9¢ in 2003 compared to 2.6¢ in 2002 due to the increase in the average fuel price.

    Passenger fees and commissions decreased by 21.1%, or $1.7 million, to $6.3 million for 2003 compared to $7.9 million for 2002 due to the phase out and elimination of pro-rate operations by September 2004. There are no passenger fees and commissions on any of the fixed-fee operations. The unit cost decreased to 0.2¢ in 2003 compared to 0.3¢ in 2002.

     Landing fees increased by 46.3%, or $6.0 million, to $19.1 million in 2003 compared to $13.1 million in 2002. The increase is due to the increase in flying and an increase in the average landing fee rate charged by airports. The unit cost remained unchanged at 0.5¢. Our fixed-fee agreements provide for a direct reimbursement of landing fees.

    Aircraft and engine rent increased 3.6%, or $2.4 million, to $67.4 million in 2003 compared to $65.0 million in 2002 due to the addition of three leased Embraer regional jets in October and November 2002, and four leased Embraer regional jets in October and November 2003. Unit cost decreased to 1.8¢ for 2003 compared to 2.6¢ for 2002 due to the increase in capacity from the Embraer regional jet operations and because we lease financed only four of the 24 additional regional jet aircraft added in 2003.

    Maintenance and repair expenses increased by 23.1%, or $10.0 million, to $53.5 million in 2003 compared to $43.4 million for 2002 due to the increase in flying of the regional jets. The unit cost decreased to 1.5¢ in 2003 compared to 1.7¢ in 2002 due to the increase in capacity from the Embraer regional jet operations.

    Insurance and taxes decreased 24.8%, or $4.2 million, to $12.9 million in 2003 compared to $17.1 million in 2002. While the average fleet value has increased due to the growth of our regional jet fleet, insurance rates for passenger liability, war risk and hull insurance decreased during 2003 due to obtaining war risk coverage from the U.S. government in February 2003 which was less expensive compared to commercial rates and lower passenger liability and hull rates obtained from the commercial markets in 2003 as rates have stabilized since the terrorist attacks in September 2001. Additionally, aircraft property tax expense has decreased because we have changed Chautauqua's state of incorporation to Indiana effective February 2003, which eliminated Indiana aircraft property tax expense for 2003. Unit cost decreased to 0.4¢ in 2003 compared to 0.7¢ in 2002.

    Depreciation and amortization increased 98.4%, or $11.8 million, to $23.9 million in 2003 compared to $12.0 million in 2002 due to the purchase of an additional twenty Embraer regional jets since December 31, 2002. The cost per available seat mile increased to 0.7¢ in 2003 from 0.5¢ in 2002.

    During 2003, a charge for impairment loss and accrued aircraft return costs of $2.8 million was recorded. This charge consists of an impairment loss of $2.8 million to reflect a further deterioration of the market value for Saab turboprop aircraft and related parts and a reduction of $0.3 million to reflect the estimated liability for Saab 340 aircraft lease return costs. During 2002, a charge for impairment loss and accrued aircraft return costs of $7.2 million was recorded. This charge consists of $4.9 million to reflect deterioration of the market value of Saab turboprop aircraft and related parts, a $0.8 million charge for aircraft return cost accruals and $1.5 million due to the retirement to two owned Saab 340 aircraft.

    Other expenses decreased 7.2%, or $2.3 million, to $30.1 million in 2003 from $32.4 million in 2002. The decrease is due to decreases in professional fees incurred for a previous public stock offering attempt that were recorded in 2002 offset by increase in crew related expenses and administrative expenses. Increase in crew related expenses and administrative expenses are due to support of the growing regional jet operation. The unit cost decreased to 0.8¢ in 2003 compared to 1.3¢ in 2002 due to the increased capacity resulting from the Embraer regional jet flying.

    Interest expense increased by 77.1% or $9.9 million, to $22.8 million in 2003 from $12.9 million in 2002 primarily due to interest on debt related to the purchase of twenty Embraer aircraft since December 2002. This increase was partially offset by decrease in average borrowings on the revolving credit facility and a lower weighted average interest rate of 5.2% in 2003, versus 6.2% in 2002.

    Other non-operating income decreased 62.9% to $0.2 million in 2003 compared to $0.5 million in 2002. Non-operating income consists primarily of net gains on speculative fuel derivatives that we benefited from during the first quarter of 2002 and interest income.

    We incurred income tax expense of $24.0 million during 2003, compared to $9.5 million in 2002. The effective tax rates for 2003 and 2002 were 39.9% and 55.4%, respectively, which were higher than the statutory rate due to state income taxes and non-deductible meals and entertainment expense, primarily for our flight crews, and in 2002, discharge of indebtedness income.

Liquidity and Capital Resources

    Prior to June 2004, we have used internally generated funds and third-party financing to meet our working capital and capital expenditure requirements. In June 2004, we completed our initial public common stock offering, which provided approximately $58.2 million, net of offering expenses and before the repayment of debt. In addition, we completed a follow-on offering in February 2005, which provided approximately $80.8 million of proceeds, net of offering expenses. In July 2005, we completed a follow-on offering which provided approximately $105.0 million of proceeds, net of offering expenses. As a result of our code-share agreements with Delta and United, which require us to significantly increase our fleet of regional jets, we will significantly increase our cash requirements for debt service and lease payments.

    As of December 31, 2004, we had $46.2 million in cash and $16.7 million available under our revolving credit facility. At December 31, 2004, we had a working capital deficit of $33.4 million primarily due to $47.4 million due for principal payments under long term debt obligations incurred pursuant to the acquisition of our Embraer jets, all coming due within 12 months. Additionally, we have $47.4 million in aircraft deposits that are classified as non-current assets. We have had a working capital deficiency since 1999; however, we have been able to meet all of our current obligations due to the net cash generated from operating activities and the deficiency has not impaired our ability to implement our growth plan.

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

    The revolving credit facility allows Chautauqua to borrow up to 70% of the lower of net book value or appraised orderly liquidation value of spare rotable parts and up to 40% of the lower of net book value or appraised orderly liquidation value of spare non-rotable parts for our regional jet fleet. The revolving credit facility is collateralized by all of Chautauqua's assets, excluding the owned aircraft and engines. Borrowings under the credit facility bear interest at a rate equal to, at Chautauqua's option, LIBOR plus spreads ranging from 2.0% to 2.75% or the bank's base rate (which is generally equivalent to the prime rate) plus spreads ranging from 0.25% to 0.75%. Chautauqua pays an annual commitment fee on the unused portion of the revolving credit facility in an amount equal to 0.375% of the unused amounts. The credit facility limits Chautauqua's ability to incur indebtedness or create or incur liens on our assets. In addition, the credit facility requires Chautauqua to maintain a specified fixed charge coverage ratio and a debt to earnings leverage ratio. Chautauqua received a waiver from the lender under the revolving credit facility for non-compliance with the debt to earnings leverage ratio for the fourth quarter of 2004 and the first quarter of 2005. The credit facility can be terminated if WexAir LLC and its affiliates cease to own at least 51% of the voting control of Republic Airways.

    As of December 31, 2004, we currently lease nine spare regional jet engines from General Electric Capital Aviation Services and five spare regional jet engines from RRPF Engine Leasing (US) LLC.

    Net cash from operating activities was $42.7 million, $91.6 million and $116.8 million for the years ended December 31, 2002, 2003 and 2004, respectively. The increase from operating activities is primarily due to the continued growth of our business. For 2004, net cash from operating activities is primarily net income of $38.9 million, depreciation and amortization of $34.4 million, the change in deferred income taxes of $24.0 million and the increase in accounts payable and other current liabilities of $13.3 million. For 2003, net cash from operating activities consisted primarily of net income of $36.1 million, depreciation and amortization of $23.9 million, the change in deferred income taxes of $23.7 million, a non-cash charge for impairment loss and accrued aircraft return costs of $2.8 million and an increase in current accrued liabilities of $14.9 million partially offset by increases in receivables and other assets of $(7.8) million. For 2002, net cash from operating activities represents net income of $7.7 million, a non-cash charge for impairment loss and accrued aircraft return costs of $7.2 million, depreciation and amortization of $12.0 million and change in deferred income taxes of $14.0 million.

    Net cash from investing activities was $(34.6) million, $(30.7) million and $(102.4) million for the years ended December 31, 2002, 2003 and 2004, respectively. In 2004, we purchased 24 Embraer regional jets and our aircraft deposits totaled $38.8 million. In 2003, we purchased 20 Embraer regional jets, $4.3 million of spare parts, $2.4 million in aircraft leasehold improvements and $1.1 million of maintenance equipment. In 2002, we purchased 11 Embraer regional jets.

    Net cash from financing activities was $(4.8) million, $(45.1) million and $9.3 million for the years ended December 31, 2002, 2003 and 2004, respectively. For 2004, we made scheduled debt payments and payments to the debt sinking fund of $26.9 million. Our net cash from financing activities included $58.2 million net cash received from stock offering proceeds in June 2004. We used $20.4 million to repay WexAir LLC for indebtedness we originally incurred in May 1998 to finance a portion of our purchase of Chautauqua. In 2003, we made $39.1 million of scheduled debt payments primarily related to the Embraer regional jets, paid $5.4 million to redeem preferred stock to an affiliate of WexAir LLC and paid $2.0 million in fees to obtain financing for the Embraer regional jets. In 2002, we repaid $7.0 million of the revolving credit facility, paid $3.9 million in fees relating to obtaining permanent financing for the Embraer regional jets and made $5.4 million of scheduled debt payments related to the Embraer regional jets. These decreases were partially offset by $2.1 million of proceeds from the refinancing of the Embraer regional jets in January and June of 2002.

Aircraft Leases and Other Off-Balance Sheet Arrangements

    We have significant obligations for aircraft and engines that are classified as operating leases and, therefore, are not reflected as liabilities on our balance sheet. These leases expire between 2005 and 2020. As of December 31, 2004, our total mandatory payments under operating leases aggregated approximately $795.8 million and total minimum annual aircraft rental payments for the next 12 months under all noncancellable operating leases is approximately $72.3 million. Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. The leases expire through 2017. As of December 31, 2004, our total mandatory payments under other non-cancelable operating leases aggregated approximately $51.5 million. Total minimum annual other rental payments for the next 12 months are approximately $5.1 million.

Purchase Commitments

    Subsequent to December 31, 2004, we acquired 8 aircraft through debt financing from a bank and the aircraft manufacturer. Total debt incurred was $147.7 million, with twelve to fifteen year terms and interest rates ranging from 6.13% to 6.76%. We also acquired 2 aircraft that were lease-financed and the total mandatory lease payments are $71.2. We have substantial commitments for capital expenditures, primarily for the acquisition of new aircraft. We intend to finance these aircraft through long-term loans or lease arrangements, although there can be no assurance we will be able to do so.

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

    Our contractual obligations and commitments at December 31, 2004, include the following (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
Long-term debt (including interest)	$90,061	$268,330	$175,764	$682,189	$1,216,344
Operating leases	77,345	222,253	142,892	404,812	847,302
Aircraft under firm orders:
Debt-financed (28)	752,200	—	—	—	752,200
Engines under firm orders	10,671	—	—	—	10,671

Total contractual cash obligations	$930,277	$490,583	$318,656	$1,087,001	$2,826,517

    We have a long-term maintenance agreement with an avionics equipment manufacturer and maintenance provider that has a guaranteed minimum annual flight hour requirement. The minimum guaranteed amount based on our current operations is $3.9 million per year through January 2012. We did not record a liability for this guarantee because we did not believe that any aircraft will be utilized below the minimum flight hour requirement during the term of the agreement.

    We have a long-term maintenance agreement with an aviation equipment manufacturer through October 2013. The agreement has a penalty payment provision if more than twenty percent of Chautauqua's aircraft are removed from service based on the annual flight activity prior to the date of removal. We did not record a liability for this penalty provision because we do not believe that more than twenty percent of their aircraft will be removed from service during the term of the agreement.

    We have a long-term maintenance agreement based upon flight activity with engine manufacturers and maintenance providers through June 2014.

    We have a long-term maintenance agreement for wheels and brakes through June 2014. The agreement has an early termination penalty if Chautauqua removes the equipment from aircraft, sells or leases aircraft to a third party or terminates the services prior to expiration of agreement. The maximum penalty during the first two years is $0.7 million and is reduced every two years thereafter. We did not record a liability for this penalty provision because we did not believe the contract would be terminated prior to the expiration date.

    Total payments under these long-term maintenance agreements were $21.2 million, $29.4 million and $40.0 million for the years ended December 31, 2002, 2003 and 2004, respectively.

    Our commercial commitments at December 31, 2004 include the following (in thousands):

	Expiration
	Less than 1 year	Total
Letters of credit	$4,782	$4,782

Total commercial commitments	$4,782	$4,782

        Cash payments for interest were approximately $27.1 million in 2004. Tax payments in 2004 were not significant.

In 2004, Republic Airline applied for an operating certificate which it received in September 2005. This certificate is required before Republic Airline can commence flying. In October, 2004, in order to accommodate American with respect to its scope restrictions, the Company agreed to modify its code-share agreement with American to preclude the continued use of larger regional jets on its Chautauqua Airlines Air Carrier Operating Certificate. The Company also agreed to pay American an aggregate of approximately $500,000 through February 19, 2005, in connection with its operation of ERJ-170 aircraft for United through Chautauqua instead of Republic Airline. Approximately $291,000 of this amount was paid in 2004. Additionally, the Company paid approximately $39,000 per day to American for each day Chautauqua operated any ERJ-170 after April 21, 2005 through September 2005. In September 2005, the ERJ-170 aircraft commenced flying on Republic Airline's operating certificate. The Company paid penalties of $6,150 in 2005. Also, as ageed with American, Chautauqua can fly no more than 18 ERJ-170 aircraft.

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

• Impairments to Long-Lived Assets. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.

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

Quarterly Information (unaudited)

The following table sets forth summary quarterly financial information for the years ended December 31, 2003 and 2004.

	Quarters Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands)

2004
Operating revenues	$141,885	$150,466	$165,453	$188,520
Operating income	20,641	18,762	20,670	31,273
Net income	8,280	7,234	8,572	14,766
Net income available for common stockholders	8,280	7,234	8,572	14,766
Net income available for common stockholders per share:
Basic	$0.41	$0.32	$0.34	$0.58
Diluted	$0.40	$0.31	$0.33	$0.56
Weighted average number of shares outstanding:
Basic	20,000,000	22,317,363	25,508,756	25,542,702
Diluted	20,887,240	23,055,110	26,203,207	26,164,628

2003
Operating revenues (1)	$108,516	$121,964	$127,642	$134,158
Operating income	16,581	24,841	20,297	20,992
Net income	7,107	12,019	8,595	8,417
Net income available for common stockholders	7,017	11,940	8,594	8,417
Net income available for common stockholders per share:
Basic	$0.35	$0.60	$0.43	$0.42
Diluted	$0.34	$0.57	$0.41	$0.40
Weighted average number of shares outstanding:
Basic	20,000,000	20,000,000	20,000,000	20,000,000
Diluted	20,826,841	20,826,563	20,821,534	20,841,415

(1) Includes in the second quarter of 2003, $6,000 received from America West in connection with the termination of our code-share agreement with them.

New Accounting Standards

    In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, as a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and APB Opinion No. 25, Accounting for Stock Issued to Employees, was rescinded. This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based upon the grant date fair value of the equity or liability issued. In addition, liability awards will be remeasured each reporting period and compensation costs will be recognized over the period that an employee provides service in exchange for the award. This statement is effective for public companies as of the first annual reporting period beginning after June 15, 2005. We have not yet completed our assessment of the impact of this statement on our financial condition and results of operations.

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

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Republic Airways Holdings Inc.
    We have audited the accompanying consolidated balance sheets of Republic Airways Holdings Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    As discussed in paragraph two of Note 1 to the consolidated financial statements, the accompanying financial statements give retroactive effect to the business combination of Republic Airways Holdings Inc. and Shuttle America Corporation on May 6, 2005, which has been accounted for in a manner similar to a pooling of interests. As discussed in paragraph eleven of Note 1 to the consolidated financial statements, substantially all of the Company's revenue is derived from code-share agreements with US Airways, Inc., Delta Air Lines, Inc., AMR Corp., the parent of American Airlines, Inc., and United Air Lines, Inc.

    As discussed in Note 18, the consolidated statements of income have been restated.

/s/ Deloitte & Touche LLP
Indianapolis, Indiana
July 29, 2005
( November 3, 2005 as to paragraph 6 of Note 17 and as to the effects of the restatement discussed in Note 18)

REPUBLIC AIRWAYS HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2003
(In thousands, except share and per share amounts)

	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$46,220	$22,535
Receivables—net of allowance for doubtful accounts of $3,869 and $819, respectively	6,385	15,848
Inventories-net	18,234	12,283
Prepaid expenses and other current assets	4,630	4,011
Restricted cash	1,203	1,205
Deferred income taxes	6,428	8,497

Total current assets	83,100	64,379
Aircraft and other equipment—net	984,512	549,009
Other assets	90,873	43,060
Goodwill	13,335	13,335

Total	$1,171,820	$669,783

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$46,986	$25,232
Subordinated notes payable to affiliate		23,174
Accounts payable	12,100	9,122
Fair value of interest rate hedge	4,012
Accrued liabilities	53,385	44,034

Total current liabilities	116,483	101,562
Long-term debt—less current portion	803,883	437,740
Deferred credits	19,847	19,541
Deferred income taxes	56,956	38,534

Total liabilities	997,169	597,377
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; one vote per share; 75,000,000 shares authorized; 20,000,000 and 25,558,756 shares issued and outstanding, respectively	26	20
Additional paid-in capital	87,120	23,072
Warrants	8,574	5,067
Accumulated other comprehensive loss	(4,168)
Accumulated earnings	83,099	44,247

Total stockholders' equity	174,651	72,406

Total	$1,171,820	$669,783

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(In thousands, except per share amounts)

	2004	2003	2002
	(As Restated, See Note18)	(As Restated, SeeNote18)	(As Restated, SeeNote18)
OPERATING REVENUES:
Passenger	$636,389	$479,343	$353,209
Contract termination fee		6,000
Other	9,935	6,937	2,988

Total operating revenues	646,324	492,280	356,197

OPERATING EXPENSES:
Wages and benefits	112,305	86,949	63,572
Aircraft fuel	174,208	106,840	64,869
Passenger fees and commissions	2,939	6,254	7,925
Landing fees	24,201	19,098	13,053
Aircraft and engine rent	74,514	67,350	64,991
Maintenance and repair	70,290	53,475	43,441
Insurance and taxes	13,186	12,859	17,103
Depreciation and amortization	34,412	23,873	12,032
Impairment loss and accrued aircraft return costs	1,441	2,756	7,196
Other	47,483	30,115	32,444

Total operating expenses	554,979	409,569	326,626

OPERATING INCOME	91,345	82,711	29,571

OTHER INCOME (EXPENSE):
Interest expense:
Non-related party	(27,812)	(21,183)	(10,913)
Related party	(652)	(1,606)	(1,955)
Other income:
Non-related party	518	195	382
Related party			144

Total other income (expense)	(27,946)	(22,594)	(12,342)

INCOME BEFORE INCOME TAXES	63,399	60,177	17,229
INCOME TAX EXPENSE	24,547	23,979	9,540

NET INCOME	38,852	36,138	7,689
Preferred stock dividends		(170)	(413)

Net income available for common stockholders	$38,852	$35,968	$7,276

Basic net income available for common stockholders per share	$1.66	$1.80	$0.36

Diluted net income available for common stockholders per share	$1.62	$1.73	$0.35

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(In thousands)

	Other Comprehensive Income(Loss)		Common Stock	Additional Paid-In Capital	Warrants	Accumulated Other Comprehensive Loss	Accumulated Earnings	Total
Balance at January 1, 2002			$20	$9,996			$1,003	$11,019
Stock compensation expense				$213				$213
Dividends on redeemable preferred stock of subsidiary							$(413)	(413)
Warrants issued					$3,480			3,480
Capital contribution				9,282				9,282
Net income		$7,689					7,689	7,689

Comprehensive income		$7,689

Balance at December 31, 2002			$20	19,491	3,480		8,279	31,270
Stock compensation expense				214				214
Dividends on redeemable preferred stock of subsidiary							(170)	(170)
Warrants issued and revalued					1,587			1,587
Capital contribution	$			3,367				3,367
Net Income		36,138					36,138	36,138

Comprehensive income		$36,138

Balance at December 31, 2003			20	23,072	5,067		44,247	72,406
Stock compensation expense				214				214
Common stock offering, net			5	58,167				58,172
Exercise of employee stock options			1	1,717				1,718
Warrants issued					10,263			10,263
Warrants surrendered					(6,756)			(6,756)
Capital Contribution				3,950				3,950
Net income		$38,852					38,852	38,852

Unrealized losses on derivative instruments, net of tax,		(4,168)				$(4,168)		(4,168)
Comprehensive income		$34,684

BALANCE—December 31, 2004			$26	$87,120	$8,574	$(4,168)	$83,099	$174,651

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002
(In thousands)

	2004	2003	2002
OPERATING ACTIVITIES:
Net income	$38,852	$36,138	$7,689
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	34,412	23,873	12,032
Debt issue costs and other amortization	1,928	1,968	339
Warrant amortization	800	359	9
Loss on aircraft and other equipment disposals	1,151	1,079	193
Impairment loss and accruel aircraft return costs	1,441	2,756	7,196
Amortization of deferred credits	(1,285)	(1,249)	(1,132)
Stock compensation expense	214	214	213
Deferred income taxes	24,027	23,742	14,025
Changes in certain assets and liabilities:
Receivables	10,480	(7,124)	(481)
Inventories	(2,683)	(2)	715
Prepaid expenses and other current assets	(1,022)	1,057	(1,115)
Accounts payable	1,963	(4,405)	4,209
Accrued liabilities	11,370	14,937	1,805
Other assets	(4,821)	(1,716)	(2,987)

Net Cash from operating activities	116,827	91,627	42,710

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(64,361)	(37,071)	(25,948)
Proceeds from sale of spare aircraft equipment	699	826	5,219
Aircraft deposits and other	(79,242)	(9,630)	(13,823)
Aircraft deposits returned	40,480	15,192

Net cash from investing activities	(102,424)	(30,683)	(34,552)

FINANCING ACTIVITIES:
Revolving credit facility—net			(7,044)
Payments on short/long-term debt	(26,947)	(39,129)	(7,114)
Proceeds from short/long-term debt	3,213		2,118
Repayment of subordinated note payable to affiliate (Wexford)	(43,672)	(37,559)	(22,832)
Proceeds from Capital Contribution (Wexford)	3,950	3,367	9,282
Proceeds from subordinated notes payable from affiliate (Wexford)	20,390	35,566	26,906
Proceeds from common stock offering, net	58,172
Payments on redemption of redeemable preferred stock of subsidiary		(5,368)
Payments on settlement of treasury locks	(3,562)
Proceeds on settlement of treasury locks	593
Proceeds from exercise of stock options	978
Debt issue costs	(3,835)	(1,968)	(3,918)
Other	2	(2)	(2,145)

Net cash from financing activities	9,282	(45,093)	(4,747)

Net changes in cash and cash equivalents	23,685	15,851	3,411
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	22,535	6,684	3,273

CASH AND CASH EQUIVALENTS AT END OF YEAR	$46,220	$22,535	$6,684

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, and 2002
(Dollars in thousands, except share and per share amounts)

1. ORGANIZATION & BUSINESS

    The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Republic Airways Holdings Inc. and its wholly-owned operating subsidiaries (collectively “Republic” or the “Company”), Chautauqua Airlines, Inc. (“Chautauqua”), an Indiana Corporation and certified air carrier; Shuttle America Corporation (“Shuttle America”), an Indiana Corporation and certified air carrier and  Republic Airline Inc. (“Republic Airline”). Republic Airline received its air carrier operating certificate in August 2005. (See Note 17.)

    Effective May 6, 2005, Republic entered into a stock purchase agreement (the “Agreement”) with Shuttle America and Shuttle Acquisition LLC (“Shuttle LLC”), pursuant to which the Company acquired all of the issued and outstanding common stock of Shuttle America from Shuttle LLC. Consideration paid was a promissory note in the aggregate principal amount of $1,000 payable by Republic to Shuttle LLC and the assumption of certain debt of Shuttle America totaling approximately $679. Because Republic and Shuttle America are commonly controlled by Wexford Capital LLC (“Wexford”), the acquisition was accounted for in a manner similar to pooling of interests. The consolidated financial statements give retroactive effect to the merger of Republic and Shuttle America since they were under common control during the periods presented.

    The Company operates as an air carrier providing scheduled passenger and air freight service as US Airways Express, American Connection, Delta Connection and United Express under code-share agreements with US Airways, Inc. ("US Airways"), AMR Corporation ("American"), Delta Air Lines, Inc. ("Delta") and United Air Lines, Inc. (“United”), respectively. The Company has a code-share agreement with US Airways and offers passenger and air freight service from US Airways' hub and focus airports in Philadelphia and Pittsburgh, Pennsylvania, Indianapolis, Indiana, Boston, Massachusetts, New York, New York (LaGuardia) and Washington, D.C. Under the code-share agreement with American, the Company offers passenger and air freight service from American's hub airport in St. Louis, Missouri. The code-share agreement with Delta offers passenger and air freight service from Delta's hub and focus airports in Orlando and Fort Lauderdale, Florida. Under the code-share agreement with United, the Company offers passengers and air freight service from United’s hub airports in Chicago, Illinois and Washington D.C.

    Under the US Airways code-share agreement, which expires in 2013, the Company provides service to designated areas utilizing jet aircraft. The US Airways code-share agreement with the Company, as amended, allows the Company to operate up to thirty-five but not less than twenty 50 seat regional jets on a fixed-fee basis with reimbursement of certain pass-through costs. As of December 31, 2004, the Company has thirty-five regional jets dedicated to US Airways' service.

    Under the American code-share agreement, which expires in 2013, the Company provides regional jet service on a fixed-fee basis with reimbursement of certain pass-through costs and allows the the Company to operate fifteen regional jets. The agreement may be terminated by American without cause at any time after September 30, 2008 with 180 days notice. As of December 31, 2004, the Company has fifteen regional jets dedicated to American service.

    The Company started regional jet service for Delta in November 2002. The thirty-seven 50 seat regional jets code-share agreement with Delta, as amended, which expires in 2016, is on a fixed-fee basis with reimbursement of certain pass-through costs and provides for thirty-nine aircraft to be placed into service. The agreement may be partially or completely terminated by Delta with or without cause at any time after November 2009 with 180 days notice. As of December 31, 2004, the Company has thirty-nine regional jets dedicated to Delta service. In January 2005, the Company and Delta entered into a code-share agreement whereby the Company will operate 16 ERJ-170’s for Delta. This agreement expires in 2019 and be terminated by Delta with or without cause at any time after 2013.

    The Company previously provided regional jet service for America West and in February 2003 the Company and America West agreed to terminate their code-share agreement. The code-share agreement with America West commenced in August 2001 and was on a fixed-fee basis with reimbursement of certain pass-through costs. Pursuant to the termination of the code-share agreement, the Company and America West agreed to remove the twelve aircraft from service during April, May and June 2003 and America West paid the Company a contract termination fee of $6,000 as the aircraft were taken out of service. The Company amended the Delta code-share agreement on February 7, 2003 to utilize these twelve aircraft.

    The Company's previous pro-rate code-share agreement with US Airways was terminated in October 2004. The code-share agreement with US Airways allowed the Company to operate Saab 340 turbo-prop aircraft under a pro-rate arrangement, for which the Company received an allocated portion of the passengers’ fare and paid for all of the costs of transporting the passengers. In 2004 the Company transitioned the Saab 340 turbo-prop aircraft in service with US Airways to United.

    In February 2004, the Company entered into separate code-share agreements with United to operate nine 50 seat regional jets, twenty-three 70 seat regional jets and ten turroprop aircraft. The regional jet agreements expire in 2014 and the turboprop agreement expires in 2005. The 50 seat regional jet agreement may be terminated with or without cause by United upon 18 months prior written notice after December 31, 2007.  As of December 31, 2004, eleven of the twenty-three 90 seat regional jets are in operation and are being operated by Chautauqua. They will be transferred to Republic Airline and Shuttle America.

    The code-share agreements provide the Company with a nonexclusive license to the code-share partners' trademarks, as well as general air carrier support services, and contain provisions relating to the size and use of aircraft, insurance and service requirements. Under certain code-share agreements, the code-share partners are required to provide reservation systems, ground handling and other services to the Company. The Company may receive operating performance incentives from the code-share partners based on several metrics of customer service. The Company may also be liable to the code-share partners for operating performance penalties if customer service metrics are less than specified minimum levels.

     The following sets forth the revenue and accounts receivable (as a percentage of revenue and net receivables) information for the code-share partners:
	US Airways	American	Delta	United	America West
Revenues for the years ended:
December 31, 2004	38%	16%	36%	10%
December 31, 2003	43	21	29		7%
December 31, 2002	57	28	1		13

Receivables as of:
December 31, 2004	31	37	6	2
December 31, 2003	47	14	10

    Substantially all of the Company's revenue is derived from agreements with its code-share partners. US Airways filed a petition for Chapter 11 bankruptcy protection on September 12, 2004. On March 15, 2005, US Airways assumed the Company’s code-share agreement, and United is attempting to reorganize its business under Chapter 11 of the bankruptcy code. The Company continues to operate its normal flight schedules with US Airways and United. ( See Note 17).

    Delta has recently reported operating losses primarily due to an uncompetitive cost structure and announced that if it fails to achieve a competitive cost structure it will need to restructure through bankruptcy. In December 2004, the Company agreed to reduce its compensation level on the ERJ-145 fleet by 3% through May 2016. (See Notes 11 and 17).

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Chautauqua, Shuttle America and Republic Airline. All significant intercompany accounts and transactions are eliminated in consolidation.

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

    In anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, the Company entered into fourteen treasury lock agreements in 2004 with notional amounts totaling $373,500 and a weighted average interest rate of 4.47% with expiration dates through June 2005. Management designated the treasury lock agreements as cash flow hedges of forecasted transactions. The treasury lock agreements will be settled at each respective settlement date, which are expected to be the purchase dates of the respective aircraft. The Company settled seven agreements during the year ended December 31, 2004 and the net amount paid was $2,969 and was recorded in accumulated other comprehensive loss, net of tax. Of this amount, the Company reclassified $21 and expects to reclassify $198 to interest expense for the year ended December 31, 2004 and the year ending December 31, 2005, respectively. Amounts paid or received on the settlement dates are recorded to accumulated other comprehensive income and amortized or accreted to interest expense over the terms of the respective aircraft debt. As of December 31, 2004, the fair value of the unsettled treasury locks was a liability of $4,012 based on quoted market values.

    Cash and Cash Equivalents—Cash equivalents consist of short-term, highly liquid investments with maturities of three months or less when purchased. Substantially all of our cash is on hand with one bank.

    Supplemental Cash Flow Information:

	Years Ended December 31,
	2004	2003	2002
CASH PAID (REFUNDED) FOR INTEREST AND INCOME TAXES:
Interest—net of amount capitalized	$27,073	$18,862	$10,780
Income taxes paid (refunded)	380	(607)	(3,418)
NON-CASH TRANSACTIONS:
Deferred credits	662	650	1,200
Conversion of accrued interest to subordinated note payable to affiliate	107	1,512	1,997
Preferred stock dividends declared		170	413
Aircraft, inventories, and other equipment purchased through financing arrangements	411,631	241,690	156,080
Warrants issued	10,263	1,587	3,480
Warrants surrendered	(6,756)
Aircraft options purchased through financing arrangements			768
Fair value of interest rate hedge	(4,012)

    Inventories consist primarily of spare parts and supplies, which are charged to expense as they are used in operations. Inventories are valued at average cost. An allowance for obsolescence is provided to reduce inventory to estimated net realizable value. As of December 31, 2004 and 2003 this reserve was $1,500 and $1,500 respectively.

    Aircraft and Other Equipment is carried at cost. Incentives received from the aircraft manufacturer are recorded as reductions to the cost of the aircraft. Depreciation for aircraft is computed on a straight-line basis to an estimated salvage value over 16.5 years, the estimated useful life of the regional jet aircraft, and 10 years for turboprops. Depreciation for other equipment, including rotable parts, is computed on a straight-line basis over 3 to 10 years, the estimated useful lives of the other equipment. Leasehold improvements are amortized over the expected life or lease term, whichever is less. Interest related to deposits on aircraft on firm order from the manufacturer is capitalized. The Company capitalized approximately $1,692, $434 and $263 of interest for the years ended December 31, 2004, 2003 and 2002, respectively.

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

    Goodwill is accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and management makes annual assessments of impairment. The carrying value of goodwill was reviewed by management on January 1 (the annual assessment date) and it was concluded that no asset impairment existed as of December 31, 2004 or 2003.

    Long-Lived Assets—Management reviews long-lived assets for possible impairment, if there is a significant event that detrimentally affects operations. The primary financial indicator used by the Company to assess the recoverability of its long-lived assets held and used is undiscounted future cash flows from operations. The amount of impairment if any, is measured based on estimated fair value or projected future cash flows using a discount rate reflecting the Company's average cost of funds. Certain long-lived assets held for sale are recorded at estimated fair value less costs to sell.

    Long-Term Debt—The fair value of the Company’s long-term debt is based on the quoted marked prices for the same debt of similar issues.

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

    Revenue Recognition—Revenues are recognized in the period the service is provided. The Company recognizes revenues and expenses in accordance with the terms of the fixed fee code-share agreements, which includes pass-through costs. The Company recognizes an allocated portion of passengers' fares under its pro-rate code-share agreements and records as expense the full cost of providing such service.

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

	For the years ended December 31,
	2004	2003	2002
Net income available for common stockholders, as reported	$38,852	$35,968	$7,276
Add: Stock-based employee compensation expense determined under the intrinsic value based method, net of tax	129	128	128
Deduct: Stock-based employee compensation expense determined under the fair value based method, net of tax	(327)	(338)	(458)

Pro forma net income available for common stockholders	$38,654	$35,758	$6,946

Pro forma net income available for common stockholders per share:
Basic	$1.66	$1.79	$0.35
Diluted	$1.62	$1.72	$0.33

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

    New Accounting Standards—In December 2004, SFAS No. 123(R), Share-Based Payment, a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and a rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees, was issued. This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based upon the grant date fair value of the equity or liability issued. In addition, liability awards will be remeasured each reporting period and compensation costs will be recognized over the period that an employee provides service in exchange for the award. This statement is effective for public companies as of the first annual reporting period beginning after June 15, 2005. The Company has not yet completed its assessment of the impact of this statement on its financial condition and results of operations.

3. AIRCRAFT AND OTHER EQUIPMENT

    At December 31, 2004, the Company has a fleet of 129 aircraft, including sixty-eight 50-seat Embraer 145 regional jets, fifteen 44-seat Embraer 140 regional  jets, seventeen 37-seat Embraer 135 regional jets, eleven 70 seat Embraer 170 regional jets and eighteen 30-seat Saab 340 aircraft. The Company owns five Saab 340 aircraft, one of which is currently held for sale and recorded in prepaid and other current assets, twenty-five Embraer 145 regional jets, eleven Embraer 140 regional jets, fifteen Embraer 135 regional jets, eleven Embraer 170 regional jets and leases the other aircraft under operating lease agreements (see Note 8).

    Aircraft and other equipment, excluding aircraft and other equipment held for sale, consist of the following as of December 31:

	2004	2003
Aircraft	$993,913	$544,199
Flight equipment	53,054	38,866
Furniture and equipment	3,694	2,352
Leasehold improvements	8,180	4,887

Total aircraft and other equipment	1,058,841	590,304
Less accumulated depreciation and amortization	(74,329)	(41,295)

Aircraft and other equipment—Net	$984,512	$549,009

    Aircraft and other equipment depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 was $34,412, $23,873, and $12,032 respectively.

4. OTHER ASSETS

Other assets consist of the following as of December 31:

	2004	2003
Prepaid aircraft rent	$20,744	$18,847
Aircraft deposits	47,428	6,838
Deferred warrant charge, net (see Note 11)	7,407	4,700
Debt issue costs, net	8,048	4,957
Restricted cash—lease agreement		1,500
Other	7,246	6,218

	$90,873	$43,060

5. ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31:

	2004	2003
Accrued wages, benefits and related taxes	$9,623	$8,247
Accrued maintenance	11,822	7,687
Accrued aircraft return costs (see Note 15)	4,599	5,253
Accrued property taxes	2,004	2,201
Accrued interest payable to non-affiliates	6,726	4,105
Accrued interest payable to affiliates		963
Accrued liabilities to code-share partners	8,808	4,553
Other	9,803	11,025

Total accrued liabilities	$53,385	$44,034

6. DEBT

    Debt consists of the following as of December 31:

		2004		2003
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
		3,212		1,336
Promissory notes with various banks and aircraft manufacturer, collateralized by aircraft, bearing interest at fixed rates ranging from 4.01% to 6.85% with semi-annual principal and interest payments of $44,349 through 2019.		846,974		460,939
Other		683		697
Subordinated note payable to affiliate (repaid in 2004).				23,174

Total		850,869		486,146
Current portion (including Bank term loan)		46,986		48,406

Debt and notes payable—Less current portion		$803,833		$437,740

    Chautauqua's debt agreements with the Bank contain restrictive covenants that require, among other things, that Chautauqua maintain a certain fixed charge coverage ratio and a debt to earnings leverage ratio. Chautauqua received a waiver from the lender under the revolving credit facility for non-compliance with the debt to earnings leverage ratio for the fourth quarter of 2004 and the first quarter of 2005. Chautauqua has outstanding letters of credit totaling $4,782 and $2,438 as of December 31, 2004 and 2003, respectively. The American code-share agreement requires a debt sinking fund for Chautauqua's required semi-annual payments.

    Future maturities of debt are payable as follows for the years ending December 31:

2005	$46,986
2006	45,692
2007	48,075
2008	50,221
2009	52,641
Thereafter	607,254

Total	$850,869

    During the year ended December 31, 2004, the Company acquired 24 aircraft through debt financing totaling $411,631. The debt was obtained from a bank and the aircraft manufacturer for fifteen year terms at interest rates ranging from 4.31% to 6.85%.

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

8. COMMITMENTS

    As of December 31, 2004, the Company leases 62 regional jet and turboprop aircraft and fourteen spare regional jet engines with varying terms extending through 2020 and terminal space, operating facilities and office equipment with terms extending through 2012. The components of rent expense for the years ended December 31 are as follows:

	2004	2003	2002
Aircraft and engine rent	$74,514	$67,350	$64,991
Other	3,320	2,518	2,627

Total rent expense	$77,834	$69,868	$67,618

    The Company has long-term maintenance agreements with an avionics equipment manufacturer and maintenance provider that has a guaranteed minimum annual flight hour requirement. The minimum guaranteed amount based on the Company's current operations is $4,710 per year through January 2012. The Company did not record a liability for this guarantee, because the Company does not believe that any aircraft will be utilized below the minimum flight hour requirement during the term of the agreement.

    The Company has a long-term maintenance agreement with an aviation equipment manufacturer through October 2013. The agreement has a penalty payment provision if more than twenty percent of the Company's aircraft are removed from service based on the annual flight activity prior to the date of removal. The Company did not record a liability for this penalty provision because the Company does not believe that more than twenty percent of their aircraft will be removed from service during the term of the agreement.

    The Company has long-term maintenance agreements based upon flight activity with engine manufacturers and maintenance providers through June 2012.

    The Company has long-term maintenance agreements for wheels and brakes through June 2014. The agreement has an early termination penalty, if the Company removes seller's equipment from aircraft, sells or leases aircraft to a third party or terminates the services prior to expiration of the agreement. The maximum penalty during the first two years is $675 and is reduced every two years thereafter. The Company did not record a liability for this penalty provision, because the Company does not believe the contract will be terminated prior to the expiration date.

    Total payments under these long-term maintenance agreements were $39,982, $29,357, and $21,056 for the years ended December 31, 2004, 2003 and 2002, respectively.

    As part of the Company's lease agreements, the Company typically indemnifies the lessor of the respective aircraft against liabilities that may arise due to changes in benefits from tax ownership or tax laws of the respective leased aircraft. The Company has not recorded a liability for these indemnifications because they are not estimable. The Company is responsible for all other maintenance costs of its aircraft and must meet specified return conditions upon lease expiration for both the airframes and engines. The Company is unable to estimate the liability for these return conditions as of December 31, 2004, because the leases expire beginning in 2009. The Company will record a liability for these return conditions once the liability is estimable.

    Future minimum payments under noncancellable operating leases are as follows for the years ending December 31:

	Regional Jet Aircraft	Other	Total
2005	$69,659	$7,687	$77,346
2006	69,659	4,766	74,425
2007	69,443	4,577	74,020
2008	69,207	4,601	73,808
2009	67,646	4,604	72,250
Thereafter	447,404	28,050	475,454

Total	$793,018	$54,285	$847,303

    As of December 31, 2004, the Company’s Delta and United code-share agreements require that the Company acquire and place in service an additional twenty-eight regional jets. The current list price of these twenty-eight regional jets is $752,200. The Company has a commitment to obtain financing for twenty-four of these twenty-eight regional jets. The Company also has a commitment to acquire three spare aircraft engines. The current list price of these engines is $10,671. These commitments are subject to customary closing conditions.

    The Company's aircraft commitments, as amended, under the code-share agreements and firm orders and options with the aircraft manufacturer are shown below as of December 31, 2004.

	Commitments as of December 31, 2004
	Delta	United	Total
Aircraft Commitments per Code-Share Agreements:
ERJ-170	16	12	28

	Commitments as of December 31, 2004
	Firm	Options	Total
Aircraft Orders with Aircraft Manufacturer:
ERJ-145		34	34
ERJ-170	28	61	89

Total	28	95	123

    During the year ended December 31, 2004, the Company made aircraft deposits in accordance with the aircraft commitments of $38,800. Aircraft deposits are included in other assets.

9. CONTINGENCIES

    The Company is subject to certain legal and administrative actions which management considers routine to their business activities. As of December 31, 2004, management believes, after consultation with legal counsel, the ultimate outcome of any pending legal matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

    Under the American code-share agreement, the Company is subject to American’s scope restrictions. The Company paid American an aggregate of approximately $500 through February 19, 2005, for operating the ERJ-170s for United at Chautauqua Airlines.  Beginning April 22, 2005, the Company began payments of approximately $1,200 per month to American for violating the scope restrictions of the code-share agreement. These payments will continue until the ERJ-170s are no longer operated by Chautauqua (See Note 17).

    As of December 31, 2004, approximately 77% of the Company's workforce is employed under union contracts. Approximately 27% of the union workforce (Chautauqua’s flight attendants) is under a contract that is currently amendable and under federal mediation (See note 17).

10. RELATED PARTY TRANSACTIONS

    Fees are paid to Wexford Capital LLC for administrative functions not performed by the Company. Fees incurred were approximately $241, $268 and $327 for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, included in accrued liabilities were $217 and $528 due to Wexford Capital LLC as of December 31, 2004 and 2003, respectively.

    Wexford Capital LLC provided advances to Shuttle America to finance its working capital needs. At December 31, 2003, the outstanding balance was $2,782.

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

11. CAPITAL STOCK, STOCK OPTIONS AND WARRANTS

Common Stock and Capital Contributions

    On May 15, 1998, WexAir LLC acquired 100 shares of Republic's common stock for cash of $8,133. These proceeds and the proceeds from the subordinated promissory note (see Note 10) were used by Republic to acquire the common stock of Chautauqua.

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

    In 2004, 2003, and 2002, Wexford made capital contributions to Shuttle America of $3,950, $3,367, and $9,282 respectively.

    At December 31, 2004, approximately 5,615,000 shares of the Company’s 75,000,000 authorized shares were reserved for issuances under the 2002 Equity Incentive Plan and warrants. (See Note 17)

Stock Options

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

	December 31, 2004		December 31, 2003		December 31, 2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	1,920,000	$2.13	1,920,000	$2.13	2,040,000	$2.11
Granted	1,420,620	13.00
Forfeited					120,000	1.75
Exercised	558,756	1.75

Outstanding, end of year	2,781,864	$7.76	1,920,000	$2.13	1,920,000	$2.13

Weighted average remaining contractual life in years	6.3		2.7		3.7
Options exercisable, end of year	1,409,892	$2.72	1,872,500	$1.99	1,594,583	$1.91

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

Warrants

 In connection with the Delta code-share agreement, the Company has issued warrants to purchase shares of its common stock related to the code-share agreement.

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

12. INCOME TAXES

The components of the provision for income tax expense (benefit) for the years ended December 31 are as follows:

	2004	2003	2002
Federal:
Current			$(4,633)
Deferred	$18,941	$19,812	12,582

	18,941	19,812	7,949

State:
Current	520	237	148
Deferred	5,086	3,930	1,443

	5,606	4,167	1,591

Income tax expense	$24,547	$23,979	$9,540

A reconciliation of income tax expense at the applicable federal statutory income tax rate to the tax provision as reported for the years ended December 31 are as follows:

	2004	2003	2002
Federal income tax expense at statutory rate	$22,190	$21,041	$6,030
State income tax expense, net of federal benefit	3,644	2,709	1,030
Other	(1,287)	229	992
Discharge of indebtedness			1,488

Income tax expense	$24,547	$23,979	$9,540

    The cancellation of debt payable by Shuttle America to an entity controlled by Wexford Capital LLC is taxable for income tax purposes, but contributed capital for financial reporting, and therefore, increases the 2002 effective tax rate.

The components of deferred tax assets and liabilities as of December 31 are as follows:

	2004	2003
DEFERRED TAX ASSETS
Current:
Nondeductible accruals	$4,553	$3,062
Nondeductible accrued interest	1,351	3,895
Asset impairment expenses		1,150
Prepaid rent	524	390

	6,428	8,497

Noncurrent:
Nondeductible reserves	2,920	2,920
Nondeductible accruals	1,868	153
Treasury locks	2,793
Alternative minimum tax credit	457	457
Net operating loss carryforward	142,874	61,094
Prepaid rent	6,284	4,680
Deferred credits and sale leaseback gain	7,831	7,662

Valuation allowance	(8,119)	(8,119)
	156,908	68,847

Total assets	163,336	77,344

DEFERRED TAX LIABILITIES
Noncurrent:
Accelerated depreciation and fixed asset basis differences for tax purposes	(213,864)	(107,381)

Total noncurrent deferred tax liability	(56,956)	(38,534)

Total deferred tax liability	$(50,528)	$(30,037)

    Deferred tax assets include benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards of $457, which do not expire, and net operating loss carryforwards of $362,272, which begin expiring in 2022. Approximately $27,000 of net operating loss carryforwards are limited under Internal Revenue Code Section 382, and approximately $3,800 is expected to be realized prior to expiration.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in an arm's length transaction between knowledgeable, willing parties. The following method and assumptions are used to estimate the fair value of each class of financial instruments:

    Long-term debt—The fair value is estimated based on discounting expected cash flows at the rates currently offered to the Company for debt with similar remaining maturities. As of December 31, 2004, the carrying value of long-term debt was greater than its fair value by approximately $67,000. As of December 31, 2003 the carrying value of long-term debt approximated the fair value.

    Subordinated notes payable to affiliates—It is not practicable to estimate fair value of related party financial instruments because the related parties most likely have investment strategies and expectations different from unrelated third parties.

14. BENEFIT PLAN—401(k)

    Republic has a defined contribution retirement plan covering substantially all eligible employees. The Company matches up to 6.0% of eligible employees' wages. Employees are generally vested in matching contributions after three years of service with the Company. Employees are also permitted to make pre-tax contributions of up to 15% and after-tax contributions of up to 10% of their annual compensation. The Company's expense under this plan was $1,128, $540, and $428 for the years ended December 31, 2004, 2003 and 2002, respectively.

 15. IMPAIRMENT LOSS AND ACCRUED AIRCRAFT RETURN COSTS

    In connection with the Company’s plan to fly only regional jets under fixed fee code-share agreements and market conditions for turboprop aircraft in the air transportation industry, impairment losses of $6,400 in 2002 and $2,931 in 2003 were recorded to reduce the carrying values of Saab 340 aircraft and related spare parts and supplies to estimated fair values. Estimated fair value of Saab 340 aircraft are based on quotations from aircraft dealers, less selling costs. Net realizable value of spare parts and supplies is based on quotations from aircraft parts manufacturers and dealers. In 2004, the Company recorded additional impairment losses of $416 on Saab 340 aircraft and related spare parts and supplies and $1,255 for intangible assets related to routes discontinued by US Airways.

    Pursuant to the aircraft lease agreements, the Company is required to return Saab 340 aircraft to the lessor in specified conditions. Based upon flight schedules and maintenance costs, return costs were estimated and accrued. Each year the Company decreases the accrual for actual costs incurred and adjusts the accrual for its revised estimate of expected return costs.

    The following table reflects impairment costs and accrued aircraft return costs for the year ended December 31, 2002, 2003 and 2004.

Description of Charge	Reserve at Jan. 1, 2002	2002 Provision Charged to Expense	2002 Payments	Reserve at Dec. 31, 2002	2003 Provision (Adjustment) Charged to Expense	2003 Payments	Reserve at Dec. 31, 2003	Provision (Adjustment) Charged to Expense		2004 Payments	Reserve at Dec. 31, 2004
Aircraft return costs:
Costs to return aircraft	6,032	796	(1,122)	5,706	(175)	(278)	5,253	(230)		(424)	4,599
Impairment loss		6,400			2,931			1,671

Total	$6,032	$7,196	$(1,122)	$5,706	$2,756	$(278)	$5,253	1,441	$	$(424)	$4,599

16. VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions Charged to Expense	Deductions		Balance at End of Year
Allowance for doubtful accounts receivables:
December 31, 2004	$819	$3,385(1)	$(335)(3)		$3,869

December 31, 2003	2,231	637	(2,049)(2)	(3)	819

December 31, 2002	415	1,816(2)			2,231

(1)	In 2004, Chautauqua recorded an allowance for doubtful accounts of $3,200 because of US Airways’ bankruptcy.

(2)	In 2002, Chautauqua recorded an allowance for doubtful accounts of $1,504 because of US Airways' bankruptcy. Chautauqua wrote off the receivable in 2003.

(3)	Uncollectible accounts written off net of recoveries.

17. SUBSEQUENT EVENTS

    In January 2005, the Company entered into a fixed-fee code-share agreement with Delta to operate 16 ERJ-170 aircraft through January 2019.

    On February 1, 2005, the Company completed an offering of 6,900,000 shares of its common stock, including the underwriter’s overallotment. The net proceeds of this offering were $80.8 million.

    On March 15, 2005, the Company and Wexford Capital LLC, entered into an investment agreement with US Airways Group, Inc., (The “Investment Agreement”). The Investment Agreement includes provisions for the affirmation of an amended Chautauqua code-share agreement, a potential new jet service agreement with the Company for the operation of ERJ-170 and ERJ-190 aircraft, a conditional $125,000 equity commitment and up to $110,000 in asset related financing. The Investment Agreement may be terminated by the Company and Wexford Capital LLC or by US Airways Group, Inc. if the closing on the issuance, sale and purchase of the new common stock of US Airways Group, Inc. is not completed by December 31, 2005. On June 23, 2005, the Company received notification from US Airways Group, Inc. that it will not be requested to make the $125,000 equity investment but US Airways notified the Company that it will exercise its right to receive up to $110,000 in asset related financing in connection with its reorganization plan.

    On June 22, 2005, the Company amended its code-share agreements with United increasing the ERJ-170 fleet by 5 aircraft and removing 2 ERJ-145 aircraft from service.

    In July 2005, the Company completed a follow-on public stock offering and issued 8,912,500 shares of common stock at $12.60 per share. The net proceeds provided by the follow-on offering were approximately $105,000.

    In August 2005, the Company’s flight attendants ratified a new four year collective bargaining agreement and Republic Airline received its FAA Operating Certificate. As a result, Republic Airline began revenue service for US Airways on September 1, 2005, operating 72 seat ERJ-170 aircraft. In September 2005, Chautauqua Airlines completed the transfer of its last ERJ-170 aircraft to Shuttle America. Accordingly, payments made to American Airlines as a result of Chautauqua’s operating of these aircraft have ceased. In addition, the Company paid $89,800 in cash primarily for aircraft and take-off and landing slots, and assumed aircraft related debt of approximately $169,000. The Company will also assume operating lease obligations for 15 aircraft and the Company plans to complete the purchase of other ERJ-170 assets from US Airways, including a flight simulator and spare parts, before December 31, 2005 for approximately $10,000. Furthermore, Delta filed a petition for chapter 11 bankruptcy protection and  US Airways emerged from chapter 11 bankruptcy protection.

18.  RESTATEMENT

    Subsequent to the issuance of the Company’s 2004 consolidated financial statements, the Company’s management determined that certain reimburseable pass-through costs incurred by the Company under its American and Delta code-share agreements were recorded at the assumed rate under a fixed fee code-share agreement, and should be recorded at actual amounts incurred. As a result of this misstatement, passenger revenues, aircraft fuel expense, landing fees expense, aircraft and engine rent expense, and insurance and taxes expense have been restated from amounts previously reported. The restatement has no effect on previously reported operating income, income before income taxes, net income, earnings per share, net cash flows, or the Company's financial condition. The significant effects of the restatement are as follows:

For the years ended:	2004		2003		2002
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Passenger revenue	$579,950	$636,389	$452,566	$479,343	$349,036	$353,209
Total revenue	589,885	646,324	465,503	492,280	352,024	356,197
Aircraft fuel expense	120,634	174,208	81,759	106,840	62,226	64,869
Landing fees expense	21,831	24,201	17,695	19,098	12,369	13,053
Aircraft and engine rent expense	74,167	74,514	67,004	67,350	64,929	64,991
Insurance and taxes expense	13,037	13,186	12,911	12,859	16,319	17,103
Total operating expenses	$498,540	$554,979	$382,792	$409,569	$322,453	$326,626

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

ITEM 11. Executive Compensation

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

Stock Options

As of December 31, 2004, there were outstanding options to purchase 2,781,864 shares of our common stock. These options were granted by our board of directors to our key employees and were not granted pursuant to any established stock option plan. These options do not qualify as incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended), which we refer to as ISOs. The exercise prices of these options range from $1.75 to $13.00 per share. The options vest on several different schedules.

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

Non-Employee Director Stock Options. Each non-employee director was automatically granted options to purchase 10,000 shares of common stock on the day prior to the commencement of the initial public offering of our common stock with an exercise price of $13.00, our initial public offering price. Each director who first becomes a non-employee director after the initial public offering of our common stock will automatically be granted options to purchase 10,000 shares of our common stock under our 2002 Equity Incentive Plan on the first trading day following his or her commencement of service as a non-employee director. In addition, each non-employee director will generally be granted an option to purchase 2,500 shares of common stock on the date of each annual meeting of stockholders at which he or she is reelected as a non-employee director. A non-employee director is any member of our board of directors who is not employed by or a consultant to us or any of our subsidiaries and includes any director who serves as one of our officers but is not paid by us for this service. The exercise price per share covered by an option granted shall be equal to the fair market value of the common stock on the date of grant. Subject to remaining in continuous service with the Company through each applicable vesting date, a director's initial option grant will become exercisable as follows: with respect to 124 of the shares covered thereby on the first day of each month for the first 12 months commencing after the date of the grant, and with respect to 148 of the shares covered thereby on the first day of each successive month for the next 24 months. Each annual option grant shall, subject to the director remaining in continuous service with the Company through each applicable vesting date, become vested with respect to 112 of the shares covered thereby on the first day of each month for the first 12 months commencing after the date of the grant. Upon the cessation of a non-employee director's service, such individual will generally have 180 days to exercise all options that are exercisable on the termination date. If a director's service terminates by reason of his or her death or disability, his or her beneficiary will generally have 12 months to exercise any portion of a director option that is exercisable on the date of death. Except as otherwise provided herein, if not previously exercised, each option granted shall expire on the tenth anniversary of the date of grant. Upon a change in control as defined in the 2002 Equity Incentive Plan, vesting of the options held by a non-employee director will accelerate and become fully vested.

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

A recipient generally will not recognize ordinary income upon the exercise of an ISO (although, on exercise, the option spread is an item of tax preference income potentially subject to the alternative minimum tax) and we will not receive any deduction. If the stock acquired upon exercise of an ISO is sold or otherwise disposed of within two years from the grant date or within one year from the exercise date, gain realized on the sale generally is treated as ordinary income to the extent of the ordinary income that would have been realized upon exercise if the option had not been an ISO, and we generally will be entitled to a corresponding deduction in the same amount. Any remaining gain is treated as capital gain.

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

(10) Consists of shares subject to stock options. The address for Mr. Plaumann is: 350 Bedford Street, Suite 307, Stamford, CT 06901.

(11) Includes 1,407,630 shares subject to stock options.

(12) Consists of 3,435,000 shares subject to warrants exercisable within 60 days after February 28, 2005.

Below is a summary of the equity compensation plans:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants and rights.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in comumn A).
Equity compensation plans approved by security holders	6,216,864	$3.47	1,727,600
Equity compensation plans not approved by security holders
Total	6,216,864	$3.47	1,727,600

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

Pre-Approval Policies

    The Audit Committee is required to approve in advance any audit or non-audit services performed by the Company’s independent public accountants that do not meet the pre-approval standards established by the audit committee. The pre-approval policies and procedures established by the Audit Committee require that the Audit Committee meet with the independent auditor and financial management to review planning, the scope of the proposed services, the procedures to be utilized, and the proposed fees. During 2004, 100% of the audit and tax fees were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	Documents filed as part of this report:

Report of Independent Registered Public Accounting Firm, Financial Statements: Consolidated Balance Sheets as of December 31, 2004 and 2003, Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002, Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002, Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002 and Notes to Consolidated Financial Statements.

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
REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: November 3, 2005	By: /s/ Bryan K. Bedford
Bryan K. Bedford
Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan K. Bedford
Bryan K. Bedford	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	November 3, 2005

/s/ Robert H. Cooper
Robert H. Cooper	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 3, 2005

/s/ Arthur H. Amron
Arthur H. Amron	Director	November 3, 2005

/s/ Charles E. Davidson
Charles E. Davidson	Director	November 3, 2005

/s/ Joseph M. Jacobs
Joseph M. Jacobs	Director	November 3, 2005

/s/ Douglas J. Lambert
Douglas J. Lambert	Director	November 3, 2005

/s/ Jay L. Maymudes
Jay L. Maymudes	Director	November 3, 2005

/s/ Lawrence J. Cohen
Lawrence J. Cohen	Director	November 3, 2005

/s/ Mark E. Landesman
Mark E. Landesman	Director	November 3, 2005

/s/ Mark L. Plaumann
Mark L. Plaumann	Director	November 3, 2005