Form 10-Q/A
period 2005-10-24
REPUBLIC AIRWAYS HOLDINGS INC
filed 2005-11-03
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q/A
(AMENDMENT NO.1)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

Indicate the number of shares outstanding of the issuer’s common stock as of April 20, 2005, the latest practicable date.

Outstanding on
Class	April 20,2005

Common Stock	32,458,756

TABLE OF CONTENTS

Part I --- Financial Information
Item 1.	Financial Statements:	4

	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	4

	Unaudited Condensed Consolidated Statements of Income ( Restated ) for the Three Months Ended March 31, 2005 and 2004	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Item 6.	Exhibits	16
	Signatures	17
	Part II --- Other Information
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 31.1	Certification of Chief Executive Officer
Exhibit 31.2	Certification of Chief Financial Officer
Exhibit 32.1	Certification of Chief Executive Officer
Exhibit 32.2	Certification of Chief Financial Officer

(All other items of this report are inapplicable.)

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 for the purpose of amending and restating Item 1 of Part I, containing our unaudited condensed consolidated financial statements and related notes as of March 31, 2005 and for the three months ended March 31, 2005 and 2004. The restatement relates to the accounting for reimbursable pass-through costs, primarily fuel, in certain of our airline services agreements and is further discussed in Note 10 to the restated condensed consolidated financial statements included herein. We have also updated Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to give effect to the restatement. In addition, we have amended Item 6 of Part II to reflect the filing of updated certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and we have filed certifications pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Other than the changes regarding the restatement and related disclosures and subsequent events occurring subsequent to July 29, 2005, as discussed in Note 9 to the unaudited condensed consolidated financial statements, no other information in this Amendment No. 1 has been updated to reflect any subsequent information or events since the  filing of the Form 8-K on July 29, 2005. This Amendment should be read together with our Annual Report on Form 10-K/A for the year ended December 31, 2004, as filed with the U.S. Securities and Exchange Commission on November 3, 2005.

PART I. FINANCIAL INFORMATION
ITEM 1: Financial Statements
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)
	March 31,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$119,657	$46,220
Receivables—net of allowance for doubtful accounts of $3,964 and $3,869, respectively	10,810	6,385
Inventories	19,591	18,234
Prepaid expenses and other current assets	5,126	4,630
Restricted cash	4,759	1,203
Deferred income taxes	5,302	6,428

Total current assets	165,245	83,100
Aircraft and other equipment—net	1,085,607	984,512
Other Assets	102,466	90,873
Goodwill	13,335	13,335
Total	$1,366,653	$1,171,820
Current Liabilities:
Current portion of long-term debt	$51,915	$46,986
Accounts payable	8,127	12,100
Fair value of interest rate hedges	1,602	4,012
Accrued liabilities	65,780	53,385

Total current liabilities	127,424	116,483
Long-term debt—less current portion	883,528	803,883
Deferred credits	19,404	19,847
Deferred income taxes	64,816	56,956
Total liabilities	1,095,172	997,169
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; one vote per share; 75,000,000 shares authorized; 32,458,756 and 25,558,756 shares issued and outstanding, respectively	32	26
Additional paid-in capital	168,322	87,120
Warrants	8,574	8,574
Accumulated other comprehensive loss	(3,371)	(4,168)
Accumulated earnings	97,924	83,099

Total stockholders' equity	271,481	174,651
Total	$1,366,653	$1,171,820

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004
	As Restated, See Note 10	As Restated, See Note 10
OPERATING REVENUES:
Passenger	$204,773	$138,073
Charter revenue and ground handling	3,774	3,756
Other	1,212	56

Total operating revenues	209,759	141,885

OPERATING EXPENSES:
Wages and benefits	31,956	26,769
Aircraft fuel	65,936	33,960
Passenger fees and commissions		1,001
Landing fees	7,041	5,580
Aircraft and engine rent	18,531	17,749
Maintenance and repair	18,345	16,182
Insurance and taxes	3,908	2,966
Depreciation and amortization	13,608	7,215
Other	13,894	9,822

Total operating expenses	$173,219	$121,244

OPERATING INCOME	36,540	20,641

OTHER INCOME (EXPENSE):
Interest expense:
Non-related party	(12,725)	(5,997)
Related party		(394)
Other income:
Non-related party	516	76

Total other income (expense)	(12,209)	(6,315)

INCOME BEFORE INCOME TAXES	24,331	14,326

INCOME TAX EXPENSE	9,506	6,046

NET INCOME	$14,825	$8,280

NET INCOME PER COMMON SHARE:	$0.50	$0.41
DILUTED NET INCOME PER SHARE	$0.49	$0.40

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	$29,785,423	$20,000,000
DILUTED	$30,538,283	$20,887,240
See accompanying notes to unaudited condensed consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2005	2004
NET CASH PROVIDED BY OPERATING ACTIVITIES	$38,667	$27,643

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(22,968)	(1,914)
Proceeds from sale of spare aircraft equipment	57
Aircraft deposits and other	(18,348)	(36,900)
Aircraft deposits returned	10,971

NET CASH FROM INVESTING ACTIVITIES	(30,288)	(38,814)

FINANCING ACTIVITIES:
Payments on short-term debt	(4)	(9,439)
Proceeds from short-term debt		9,897
Payments on long-term debt	(9,742)	(5,275)
Proceeds from common stock	80,756
Payments on settlement of treasury locks	(1,400)
Proceeds on settlement of treasury locks	192
Payments of debt issue costs	(1,590)	(316)
Other	(3,154)	(3,526)

NET CASH FROM FINANCING ACTIVITIES	65,058	(8,659)

NET CHANGES IN CASH AND CASH EQUIVALENTS	73,437	(19,830)

CASH AND CASH EQUIVALENTS—Beginning of period	46,220	22,535
CASH AND CASH EQUIVALENTS—End of period	$119,657	$2,705

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID (REFUNDED) FOR INTEREST AND INCOME TAXES:
Interest paid	$10,354	$4,683
Income taxes paid (refunded)	233	(80)

NON-CASH TRANSACTIONS:
Aircraft, inventories, and other equipment purchased through financing arrangements	73,355
Warrants issued		912
Fair value of interest rate hedge	2,410
Capital Lease for aircraft	20,955

                    See accompanying notes to unaudited condensed consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share and per share amounts)

1. Basis of Presentation

In the opinion of Republic Airways Holdings Inc. and subsidiaries (“Republic” or the “Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2005 and December 31, 2004, and the results of the condensed consolidated operations and cash flows for the three months ended March 31, 2005 and 2004. The condensed consolidated results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. In addition, certain information and disclosures included in the Company’s audited consolidated financial statements have been condensed or omitted, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A filed on November 3, 2005.

The consolidated financial statements presented herein consist of the accounts of Republic Airways Holdings Inc. and its subsidiaries, as well as those of  Shuttle America Corporation ("Shuttle America"). Effective May 6, 2005, Republic entered into a stock purchase agreement (the "Agreement") with Shuttle America and Shuttle Acquisition LLC ("Shuttle LLC"), pursuant to which the Company acquired all of the issued and outstanding common stock of Shuttle America from Shuttle LLC. Consideration paid was a promissory note in the aggregate principal amount of $1,000 payable by Republic to Shuttle LLC and the assumption of certain debt of Shuttle America totaling approximately $679. Because Republic and Shuttle America are commonly controlled by Wexford Capital LLC ( "Wexford"), the acquisition was accounted for in a manner similar to pooling of interests. These consolidated financial statements give retroactive effect to the acquisition of Republic and Shuttle America because they were under common control during these periods and, accordingly, were accounted for in a manner similar to the pooling of interests method.

2. Risk Management

Beginning in April 2004, in anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, the Company entered into fourteen treasury lock agreements with notional amounts totaling $373,500 and a weighted average interest rate of 4.47% with expiration dates through June 2005. Management designated the treasury lock agreements as cash flow hedges of forecasted transactions. The treasury lock agreements will be settled at each respective settlement date, which are the purchase dates of the respective aircraft. The Company settled four agreements during the three months ended March 31, 2005 and the net amount paid was $1,208. Amounts paid or received on the settlement date are reclassified to interest expense over the term of the respective aircraft debt. The Company reclassified $76, net of tax, to interest expense during the three month period ended March 31, 2005. As of March 31, 2005, the fair value of unsettled treasury locks was a liability of $1,602 based on quoted market values.

3. Comprehensive Income

Comprehensive income includes changes in the fair value of interest rate hedges that qualify as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. For the three months ended March 31, 2005, the Company recorded a fair value gain in comprehensive income of $721, net of tax. The difference between net income and comprehensive income for the three months ended March 31, 2005 and 2004 is detailed in the following table

	Three Months Ended
	March 31,
	2005	2004

Net income	$14,825	$8,280

Net unrealized gain on unsettled treasury locks, net of tax	1,446
Net realized loss on settled treasury locks, net of tax	(725)

Other comprehensive income	$15,546	$8,280

Components of accumulated other comprehensive loss as of March 31, 2005 and December 31, 2004 consist of the following:

	March 31,	December 31,
	2005	2004

Accumulated other comprehensive loss:
Net unrealized loss on settled treasury locks, net of tax and reclassification	$(2,410)	$(1,761)
Net unrealized loss on unsettled treasury locks, net of tax	(961)	(2,407)
Total accumulated other comprehensive loss	$(3,371)	$(4,168)

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

	Three Months Ended
	March 31,
	2005	2004

Net income available for common stockholders, as reported	$14,825	$8,280

Add: Stock-based employee compensation expense determined under the intrinsic value based method, net of tax	32	32
Deduct: Stock-based employee compensation expense determined under the fair value based method, net of tax	(466)	(48)
Pro forma net income available for common stockholders	$14,391	$8,264
Pro forma net income available for common stockholders
per share:
Basic	$0.48	$0.41
Diluted	$0.47	$0.40

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

 6. Debt

During the three months ended March 31, 2005, the Company acquired five aircraft, of which four were debt-financed and one was lease-financed. The debt was obtained from a bank and the aircraft manufacturer for fifteen-year terms at interest rates ranging from 6.13% to 6.76%. The total debt incurred for the four aircraft and the capital lease for the one aircraft was $94,300.

Chautauqua’s debt agreements with the bank contain restrictive covenants that require, among other things, that Chautauqua maintain a certain fixed charge coverage ratio and a debt to earnings leverage ratio. Chautauqua received a waiver from the lender under the revolving credit facility for non-compliance with the debt to earnings leverage ratio for the fourth quarter of 2004 and the first quarter of 2005. Debt with the bank as of March 31, 2005 and December 31, 2004 of $3,105 and $3,212, respectively, is classified within the current portion of long-term debt.

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

 The Company has increased the commitment for ERJ-170 aircraft for United by exercising three additional options with Embraer and agreeing to take delivery prior to June 30, 2005. The aggregate current list price for the 23 aircraft onfirm orders is $617,872. The Company has commitments from the aircraft manufacturer and a third party to obtain financing for all 23 firm aircraft orders.

On March 15, 2005, the Company and Wexford Capital LLC entered into an omnibus investment agreement (the “Investment Agreement”) with US Airways Group, Inc. and US Airways. The Investment Agreement includes provisions for the affirmation of an amended Chautauqua code-share agreement, a potential new jet service agreement with Republic Airline Inc. (“Republic Airline”) (a subsidiary of the Company) for the operation of ERJ-170 and ERJ-190 aircraft, a conditional $125 million dollar equity commitment and up to $110 million in asset related financing. The Bankruptcy Court approved the agreement on March 31, 2005. The Investment Agreement may be terminated by the Company and Wexford Capital LLC or by US Airways Group, Inc. if the closing on the issuance, sale, and purchase of the new common stock of US Airways Group, Inc. is not completed by December 31, 2005.

In January 2005, the Company, and Delta, entered into a code-share agreement whereby the Company will operate 16 ERJ-170s for Delta.

In 2004, Republic Airline applied for an operating certificate which it received in September 2005. This certificate is required before Republic Airline can commence flying. In October, 2004, in order to accommodate American with respect to its scope restrictions, the Company agreed to modify its code-share agreement with American to preclude the continued use of larger regional jets on its Chautauqua Airlines Air Carrier Operating Certificate. The Company also agreed to pay American an aggregate of approximately $500 through February 19, 2005, in connection with its operation of ERJ-170 aircraft for United through Chautauqua instead of Republic Airline. Approximately $291 of this amount was paid in 2004. Additionally, the Company paid $39 per day to American for each day Chautauqua operated any ERJ-170 aircraft after April 21, 2005 through September 2005. In September 2005, the ERJ-170 aircraft commenced flying on Republic Airlines operating certificate. The Company paid penalties of $6,150 in 2005. Also, as agreed with American, Chautauqua can fly no more than 18 ERJ-170 aircraft.

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

9. Subsequent Events

On June 23, 2005, the Company received notification from US Airways Group, Inc. that it will not be requested to make the $125,000 equity investment but US Airways notified the Company that it will exercise its right to receive up to $110,000 in asset related financing in connection with its reorganization plan. At closing, in September 2005, the Company paid $89,800 in cash primarily for aircraft and take-off and landing slots, and assumed aircraft related debt of approximately $169,000. In addition, the Company will assume operating lease obligations for 15 aircraft. The Company plans to complete the purchase of other ERJ-170 assets from US Airways, including a flight simulator and spare parts, before December 31, 2005 for approximately $10,000.

In July 2005, the Company completed a follow-on public stock offering and issued 8,912,500 shares of common stock at $12.60 per share. The net proceeds provided by the follow-on offering were approximately $105,000.

In August 2005, the Company’s flight attendants ratified a new four year collective bargaining agreement.

 In August 2005, Republic Airline received its FAA Operating Certificate and began revenue service for US Airways on September 1, 2005, operating 72 seat ERJ-170 aircraft.

 On September 26, 2005, Chautauqua Airlines completed the transfer of its last ERJ-170 aircraft to Shuttle America. Accordingly, payments made to American Airlines as a result of Chautauqua’s operating of these aircraft have ceased.

 In September 2005, Delta filed a petition for chapter 11 bankruptcy protection. In addition, US Airways emerged from chapter 11 banruptcy protection.

 10. Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three month period ended March 31, 2005, the Company’s management determined that certain reimbursable pass-through costs incurred by the Company under its American and Delta code-share agreements that were previously recorded at the assumed rates under the fixed fee code-share agreements should be recorded at actual amounts incurred. As a result of this misstatement, passenger revenues, aircraft fuel expense, landing fees expense, aircraft and engine rent expense, and insurance and taxes expense have been restated from amounts previously reported. The restatements have no effect on previously reported operating income, income before income taxes, net income, earnings per share, net cash flows, or the Company’s financial condition. The result of the restatement is as follows:

For the three months ended:

	March 31, 2005		March 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated

Passenger revenue	$183,352	$204,773	$127,719	$138,073
Total revenue	188,338	209,759	131,531	141,885
Aircraft fuel	45,282	65,936	24,250	33,960
Landing fees	6,369	7,041	5,098	5,580
Aircraft and engine rent	18,499	18,531	17,624	17,749
Insurance and taxes	3,845	3,908	2,929	2,966
Total Operating Expenses	$151,798	$173,219	$110,890	$121,224

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The accompanying management’s discussion and analysis of financial condition and results of operations gives effect to the restatement of the Company’s condensed consolidated financial statements for the three months ended March 31, 2005 and 2004 as discussed in Note 10 to the Company’s condensed consolidated financial statements in Item 1 of Form 10-Q/A for the three month period ended March 31, 2005.

In addition to historical information, this release contains forward-looking statements. Republic Airways may, from time-to-time, make written or oral forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements encompass Republic Airways’ beliefs, expectations, hopes or intentions regarding future events. Words such as "expects," "intends," "believes," "anticipates," "should," "likely" and similar expressions identify forward-looking statements. All forward-looking statements included in this release are made as of the date hereof and are based on information available to Republic Airways as of such date. Republic Airways assumes no obligation to update any forward-looking statement. Actual results may vary, and may vary materially, from those anticipated, estimated, projected or expected for a number of reasons, including, among others, the risks discussed in our Form 10-K as amended and our other filings made with the Securities and Exchange Commission, which discussions are incorporated into this Quarterly Report on form 10-Q/A. As used herein, "unit cost" means operating cost per Available Seat Mile (ASM).

Overview

We are a holding company that operates Chautauqua Airlines, Inc., Republic Airline Inc. and Shuttle America Corporation, regional airlines offering scheduled passenger service on approximately 757 flights daily to 82 cities in 33 states, the District of Columbia, and the Bahamas pursuant to code-share agreements with American, US Airways, Delta and United. Currently, all of our flights are operated as US Airways Express, AmericanConnection, Delta Connection or United Express, providing US Airways, American, Delta and United with portions of their regional service, including service out of their hubs and focus cities in Boston, Chicago, Fort Lauderdale, Indianapolis, New York, Orlando, Philadelphia, Pittsburgh, Washington, D.C. and St. Louis. We have established Chautauqua to operate regional jets having 50 or fewer seats; Shuttle America to operate regional jets having 70 seats; and Republic Airline to operate regional jets having 70 or more seats. In February 2004, we entered into a code-share agreement with United Air Lines, Inc. pursuant to which we are required to place into service for United by June 2005, subject to delivery of aircraft from the manufacturer, twenty-three 70-seat regional jets. These jets will fly, as United Express flights, the routes that United designates. On May 6, 2005, we acquired Shuttle America Corporation from an affiliate of our majority stockholder.  The acquisition of Shuttle America provides us with increased flexibility to operate 70-seat and larger aircraft. We began to transition the United Express ERJ-170 flights currently being operated by Chautauqua to Shuttle America beginning in June 2005. We expect Republic Airline to receive its certification on or before the end of September 2005, after which we expect Republic Airline and Shuttle America to fly ERJ-170s for United. In January 2005, we entered into a code-share agreement with Delta whereby we will operate 16 ERJ-170s. From the three months ended 2004 and 2005, our ASMs have grown at a compounded annual growth rate of 34.5%. As of March 31, 2005, our 132 aircraft fleet consisted of 115 Embraer regional jets, one hundred of which range in capacity from 37 to 50 seats , fifteen 70-seat regional jets and seventeen 30-seat turboprops operated by Shuttle America.

The Company has long-term, fixed-fee code-share agreements with each of its partners that are subject to the Company maintaining specified performance levels. Pursuant to these fixed-fee agreements, which provide for minimum aircraft utilization at fixed rates, the Company is authorized to use its partners' two-letter flight designation codes to identify its flights and fares in the Company’s partners' computer reservation systems, to paint its aircraft in the style of the partners, to use their service marks and to market the Company as a carrier for its partners. In addition, in connection with a marketing agreement among Delta, Continental Airlines and Northwest Airlines, certain of the routes that the Company flies using Delta's flight designator code are also flown under Continental's or Northwest's designator codes. The Company believes that fixed-fee agreements reduce its exposure to fluctuations in fuel prices, fare competition and passenger volumes. The Company’s development of relationships with multiple major airlines has enabled them to reduce its dependence on any single airline and allocate its overhead more efficiently, allowing the Company to reduce the cost of its services to the Company’s major airline partners. For the three months ended March 31, 2005, US Airways accounted for 27% of the Company’s operating revenues, Delta accounted for 32% of its operating revenues, American accounted for 13% of its operating revenues and United accounted for 26% of its operating revenues.

	Operating Expenses per ASM in cents
	Three Months Ended March 31,
	2005	2004

Wages and benefits	2.22	2.50
Aircraft fuel	4.58	3.17
Passenger fees and commissions		0.09
Landing fees	0.49	0.52
Aircraft and engine rent	1.29	1.66
Maintenance and repair	1.27	1.51
Insurance and taxes	0.27	0.28
Depreciation and amortization	0.95	0.67
Other	0.97	0.92
Total operating expenses	12.04	11.32

Interest expense	0.88	0.60

Total operating expenses and interest expense	12.92	11.92

The following table sets forth the major operational statistics and the percentage-of-change for the periods identified below:

	Three Months Ended March 31,
		Increase/
		(Decrease)
	2005	2004-2005	2004

Revenue passengers	2,037,379	46.6%	1,390,058
Revenue passenger miles (1)	961,686,332	49.8%	641,948,835
Available seat miles (2)	1,439,645,753	34.5%	1,070,754,855
Passenger load factor (3)	66.8%	6.8pp	60.0%
Cost per available seat mile (cents) (4)	12.92¢	8.4%	11.92¢
Average price per gallon of fuel (5)	$1.70	42.9%	$1.19
Fuel gallons consumed	38,884,299	35.7%	28,651,875
Block hours (6) (excluding charter operations)	109,349	26.0%	86,757
Average length of aircraft flight (miles)	455	22.3%	452
Average daily utilization of each aircraft (hours) (7)	10:40	7.7%	9:54
Actual aircraft in service at end of the period	132	26.0%	104

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

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Operating revenue in 2005 increased by 47.8%, or $67.9 million, to $209.8 million in 2005 compared to $141.9 million in 2004. The increase was due to the additional regional jets added to the fixed-fee flying. Thirty-one additional regional jets were placed into fixed-fee service since March 31, 2004. Twenty-five were added for United, five were added for Delta, and one was added for US Airways. In addition, two Embraer 135 regional jets were added for charter service.

Total operating and interest expenses increased by 45.7% or $58.3 million, to $185.9 million in 2005 compared to $127.6 million in 2004 due to the increase in flight operations. The unit cost on total operating and interest expenses, excluding fuel charges, decreased from 8.8¢ in 2004 to 8.3¢ in 2005. Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 19.4%, or $5.2 million, to $32.0 million for 2005 compared to $26.8 million for 2004. The increase was due to a 17% increase in full time equivalent employees to support the increased regional jet operations. The cost per available seat mile decreased from 2.5¢ in 2004 to 2.2¢ in 2005.

Aircraft fuel expense increased 94.2%, or $32.0 million, to $65.9 million for 2005 compared to $34.0 million for 2004 due to a 36% increase in fuel consumption and a 43% increase in the average fuel price. The average price per gallon was $1.70 in 2005 and $1.19 in 2004. The unit cost increased to 4.6¢ in 2005 compared to 3.2¢ in 2004 due primarily to the increase in the average fuel price.

Passenger fees and commissions were $1.0 million for 2004 and there was no expense in 2005 due to the phase out and elimination of pro-rate operations by September 2004. There are no passenger fees and commissions on any of the fixed-fee operations, including the turboprops operated for United. The unit cost was 0.1¢ in 2004.

Landing fees increased by 26.2%, or $1.5 million, to $7.0 million in 2005 compared to $5.6 million in 2004. The increase is due to a 34% increase in departures, offset by a decline in the average landing fee rate charged by airports we serve. The unit cost remained unchanged at 0.5¢ from 2004 to 2005.

Aircraft and engine rent increased by 4.4%, or $0.8 million, to $18.5 million in 2005 compared to $17.7 million in 2004 due to the addition of four leased regional jets since March 2004 offset by the removal of leased Saab aircraft. The decrease in unit cost of 0.4¢ from 1.7¢ in 2004 to 1.3¢ in 2005, is attributable to the increase in capacity from the regional jet operations and because we lease financed only four of the 33 regional jet aircraft added to the fleet since March 31, 2004.

Maintenance and repair expenses increased by 13.4%, or $2.2 million, to $18.3 million in 2005 compared to $16.2 million for 2004 due to an increase in regional jet flying, which was partially offset by a decrease in turboprop flying. The unit cost decreased from 1.5¢ in 2004 to 1.3¢ in 2005.

Insurance and taxes increased 31.8%, or $0.9 million to $3.9 million in 2005 compared to $3.0 million in 2004 due to a 50% increase in revenue passenger miles and a 45% increase in aircraft property taxes, which were partially offset by a decrease in insurance rates. The unit cost remained unchanged at 0.3¢.

Depreciation and amortization increased 88.6%, or $6.4 million, to $13.6 million in 2005 compared to $7.2 million in 2004 due to additional depreciation on 29 regional jet aircraft purchased since March 31, 2004, including 16 Embraer 170 regional jets. The cost per available seat mile increased to 1.0¢ in 2005 compared to 0.7¢ in 2004.

Other expenses increased 41.4%, or $4.1 million, to $13.9 million in 2005 from $9.8 million in 2004, due primarily to a $2.1 million increase in professional fees, which included $0.9 million of expenses associated with the negotiation of our US Airways agreement. Additionally, we incurred higher pilot training costs, and higher crew related and administrative expenses to support the growing regional jet operations. The unit cost increased to 1.0¢ in 2005 compared to 0.9¢ in 2004.

Interest expense increased 99.1% or $6.3 million, to $12.7 million in 2005 from $6.4 million in 2004 primarily due to interest on debt related to the purchase of 29 additional regional jet aircraft since March 31, 2004. The weighted average interest rate increased to 5.5% from 5.2% in 2004. The unit cost increased to 0.9¢ in 2005 compared to 0.6¢ in 2004.

We incurred income tax expense of $9.5 million during 2005, compared to $6.0 million in 2004. The increase in income tax expense is due to higher income before income taxes.

Liquidity and Capital Resources

Historically, the Company has used internally generated funds and third-party financing to meet its working capital and capital expenditure requirements. In February 2005, the Company completed a follow-on public common stock offering, which provided approximately $80.8 million of proceeds, net of offering expenses. In July 2005, the Company completed a follow-on public common stock offering, which provided approximately $105.0 million of proceeds, net of offering expenses. As of March 31, 2005, the Company had $119.7 million in cash and $15.1 million available under its revolving credit facility. The credit facility requires Chautauqua to maintain a specified fixed charge coverage ratio and a debt to earnings leverage ratio. Chautauqua received a waiver from the lender under the revolving credit facility for non-compliance with the debt to earnings leverage ratio for the fourth quarter of 2004 and the first quarter of 2005. At March 31, 2005, the Company had a working capital surplus of $37.8 million.

During the three months ended March 31, 2005, the Company acquired five aircraft, of which four were debt-financed and one was lease-financed. The debt incurred for the four debt-financed aircraft and the capital lease for one aircraft was $94.3 million.

Net cash from operating activities was $38.7 million for the three months ended March 31, 2005. Net cash from operating activities is primarily net income of $14.8 million, depreciation, and amortization of $13.6 million and the change in deferred income taxes of $8.5 million.

Net cash from investing activities was $(30.3) million for the three months ended March 31, 2005. The net cash from investing activities consists of the purchase of four aircraft, equipment, and aircraft deposits for future deliveries.

Net cash from financing activities was $65.1 million for the three months ended March 31, 2005. The net cash from financing activities included $80.8 million net cash received from stock offering proceeds and scheduled debt payments and payments to the debt sinking fund of $13.3 million.

The Company currently anticipates that its available cash resources, cash generated from operations and anticipated third-party financing arrangements will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

Aircraft Leases and Other Off-Balance Sheet Arrangements

The Company has significant obligations for aircraft that are classified as operating leases and, therefore, are not reflected as liabilities on its balance sheet. These leases expire between 2009 and 2020. As of March 31, 2005, the Company’s total mandatory payments under operating leases aggregated approximately $777.4 million and total minimum annual aircraft rental payments for the next 12 months under all noncancellable operating leases is approximately $71.5 million, excluding the Saab aircraft.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities and office equipment. The leases expire through 2020. As of March 31, 2005, the Company’s total mandatory payments under other non-cancelable operating leases aggregated approximately $54.8 million. Total minimum annual other rental payments for the next 12 months are approximately $5.1 million.

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

On March 15, 2005, the Company and Wexford Capital LLC, entered into an omnibus investment agreement, ( the “Investment Agreement” ) with US Airways Group, Inc. The agreement includes provisions for the affirmation of an amended Chautauqua code-share agreement, a potential new jet service agreement with Republic Airline for the operation of ERJ-170 and ERJ-190 aircraft, a conditional $125 million dollar equity and up to $110 million in asset related financing. The Bankruptcy Court approved the agreement on March 31, 2005. The Investment Agreement may be terminated by the Company and Wexford Capital LLC or by US Airways Group, Inc. if the closing on the issuance, sale, and purchase of the new common stock of US Airways Group, Inc. is not completed by December 31, 2005.

On June 23, 2005, the Company received notification from US Airways Group that it will not be requested to make the $125 million equity investment but US Airways notified the Company that it will exercise its right to receive up to $110 million in asset related financing in connection with its reorganization plan. On September 21 and 22, 2005, the Company paid approximately $89.8 million in cash primarily for aircraft and take-off and landing slots and assumed aircraft related debt of approximately $169 million. In addition, the Company will assume operating lease obligations. The Company plans to complete the purchase of other ERJ-170 assets from US Airways, including a flight simulator and spare parts before December 31, 2005 for approximately $10 million.

In 2004, Republic Airline applied for an operating certificate which it received in September 2005. This certificate is required before Republic Airline can commence flying. In October, 2004, in order to accommodate American with respect to its scope restrictions, the Company agreed to modify its code-share agreement with American to preclude the continued use of larger regional jets on its Chautauqua Airlines Air Carrier Operating Certificate. The Company also agreed to pay American an aggregate of approximately $500,000 through February 19, 2005, in connection with its operation of ERJ-170 aircraft for United through Chautauqua instead of Republic Airline. Approximately $291,000 of this amount was paid in 2004. Additionally, the Company paid $39,000 per day to American for each day Chautauqua operated any ERJ-170 aircraft after April 21, 2005 through September 2005. In September 2005, the ERJ-170 aircraft commenced flying on Republic Airline's operating certificate. The Company paid penalties of $6,150,000 in 2005. Also, as agreed with American, Chautauqua can fly no more than 18 ERJ-170 aircraft.

The Company plans to complete the purchase of other ERJ-170 assets from US Airways, including a flight simulator and spare parts, before December 31, 2005 for approximately $10 million.

      The Company’s contractual obligations and commitments at March 31, 2005, include the following (in thousands):

	Payments Due by Period
	Less than			Over
	1 year	1-3 years	4-5 years	5 years	Total
Long-term debt	$98,767	$295,609	$195,902	$747,565	$1,337,843
Operating leases, excluding Saab 340 aircraft	74,739	222,932	142,008	390,692	830,371
Operating leases, Saab 340 aircraft	1,813				1,813
Aircraft under firm orders:
Leased (2)	53,728				53,728
Debt-Financed (21 aircraft)	617,872				617,872
Engines under firm orders (4)	7,114				7,114
Total contractual cash obligations	$854,033	$518,541	$337,910	$1,138,257	$2,848,741

The Company’s commercial commitments at March 31, 2005 include the following (in thousands):

	Expiration
	Less than
	1 year	Total
Letters of credit	$5,722	$5,722
Total commercial commitments	$5,722	$5,722

The Company anticipates cash payments for interest for the year ended 2005 to be approximately $61 million, and the Company does not anticipate significant tax payments in 2005.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

The Company’s earnings are affected by changes in interest rates due to the amounts of variable rate debt and the amount of cash and securities held. The interest rate applicable to variable rate debt may rise and increase the amount of interest expense. At March 31, 2005, 0.33% of the Company’s total long-term debt was variable rate debt, compared to 0.23% at March 31, 2004. For illustrative purposes only, the Company has estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both the Company’s variable rate long-term debt and cash and securities. Based on this hypothetical assumption, the Company would have incurred an additional $15 in interest expense for the quarter ended March 31, 2005. As a result of this hypothetical assumption, the Company believes it could fund interest rate increases on its variable rate long-term debt with the increased amounts of interest income. In anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, the Company entered into eight treasury lock agreements in April 2004 with notional amounts totaling $253,500,000 and a weighted average interest rate of 4.23% with expiration dates through June 2005. In addition, the Company entered into six treasury lock agreements in August 2004 with notional amounts totaling $120,000,000 and a weighted average interest rate of 4.80% with expiration dates from September 2004 through June 2005. As of March 31, 2005, the fair value of the treasury locks was a liability of $1,602,000 based on quoted market values.

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

Part II. OTHER INFORMATION

ITEM 6.	Exhibits

	(a)	Exhibits

	10.1	Amendment No. 3 to Letter Agreement DCT-015/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of February 28, 2005. * (i)

	10.2	Amendment No. 4 to Letter Agreement DCT-015/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of April 13, 2005. * (i)

	10.3	Amendment No. 8 to Purchase Agreement DCT-014/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of February 28, 2005. * (i)

	10.4	Amendment No. 9 to Purchase Agreement DCT-014/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of March 31, 2005. * (i)

	10.5	Investment Agreement dated as of March 15, 2005 among Wexford Capital LLC, Republic Airways Holdings Inc., US Airways Group, Inc. and US Airways, Inc. * (i)

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

	(i)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: November 3, 2005	By: /s/ Bryan K. Bedford
Bryan K. Bedford
Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated: November 3, 2005	By: /s/ Robert H. Cooper
Robert H. Cooper
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)