Form 10-Q/A
period 2005-10-24
REPUBLIC AIRWAYS HOLDINGS INC
filed 2005-11-03
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q/A
(AMENDMENT NO. 1)

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
__________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐࿠No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒No

Indicate the number of shares outstanding of the issuer’s common stock as of July 22, 2005, the latest practicable date.

Outstanding on
Class	July 22, 2005

Common Stock	40,304,637

(All other items of this report are inapplicable.)

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 for the purpose of amending and restating Item 1 of Part I, containing our unaudited condensed consolidated financial statements and related notes as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004. The restatement relates to the accounting for reimbursable pass-through costs, primarily fuel, in certain of our airline services agreements and is further discussed in Note 10 to the restated condensed consolidated financial statements included herein. We have also updated Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to give effect to the restatement. In addition, we have amended Item 6 of Part II to reflect the filing of updated certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and we have filed certifications pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. Other than the changes regarding the restatement and related disclosures and subsequent events occurring subsequent to July 29, 2005 as discussed in Note 9 to the unaudited condensed consolidated financial statements, no other information in this Amendment No. 1 has been updated to reflect any subsequent information or events since the original filing of this Form 8-K on July 29, 2005. This Amendment should be read together with our Annual Report on Form 10-K/A for the year ended December 31, 2004, as filed with the U.S. Securities and Exchange Commission on November 3, 2005.

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

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	As Restated, See Note 10	As Restated, See Note 10	As Restated, See Note 10	As Restated, See Note 10
OPERATING REVENUES:
Passenger	$211,263	$149,175	$416,036	$287,248
Charter revenue and ground handling	1,936	1,233	6,870	4,989
Other	49	58	100	114

Total operating revenues	213,248	150,466	423,006	292,351

OPERATING EXPENSES:
Wages and benefits	34,846	27,335	66,802	54,104
Aircraft fuel	62,411	37,483	128,347	71,443
Landing fees	7,737	5,768	14,778	11,348
Aircraft and engine rent	19,128	17,982	37,659	35,730
Maintenance and repair	19,231	18,512	37,576	34,694
Insurance and taxes	4,208	3,527	8,116	6,493
Depreciation and amortization	14,391	7,974	27,999	15,190
Other	16,327	13,123	30,221	23,946

Total operating expenses	178,279	131,704	351,498	252,948

OPERATING INCOME	34,969	18,762	71,508	39,403

OTHER INCOME (EXPENSE):
Interest expense:
Non-related party	(13,554)	(5,596)	(26,279)	(11,476)
Related party	(12)	(383)	(12)	(895)
Other income	876	74	1,392	150

Total other income (expense)	(12,690)	(5,905)	(24,899)	(12,221)

INCOME BEFORE INCOME TAXES	22,279	12,857	46,609	27,182

INCOME TAX EXPENSE	8,883	5,623	18,389	11,669

NET INCOME	$13,396	$7,234	$28,220	$15.513

BASIC NET INCOME PER SHARE	$0.41	$0.32	$0.91	$0.73

DILUTED NET INCOME PER SHARE	$0.40	$0.31	$0.88	$0.71

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2005	2004
NET CASH PROVIDED BY OPERATING ACTIVITIES	$73,840	$52,162

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(37,429)	(11,535)
Proceeds from sale of spare aircraft equipment	349	7
Aircraft deposits and other	(20,964)	(49,247)
Aircraft deposits returned	15,361	5,430

NET CASH FROM INVESTING ACTIVITIES	(42,683)	(55,345)

FINANCING ACTIVITIES:
Payments on short-term/long-term debt	(23,270)	(52,405)
Proceeds from short-term/long-term debt	650	19,045
Proceeds from common stock offerings, net	80,857	58,274
Payments on settlement of treasury locks	(4,694)	-
Proceeds from settlement of treasury locks	192	-
Payments of debt issue costs	(3,611)	(644)
Other	124	890

NET CASH FROM FINANCING ACTIVITIES	50,248	25,160

NET CHANGE IN CASH AND CASH EQUIVALENTS	81,405	21,977

CASH AND CASH EQUIVALENTS—Beginning of period	46,220	22,535

CASH AND CASH EQUIVALENTS—End of period	$127,625	$44,512

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid, net of amount capitalized	$25,537	$13,501
Income taxes paid	361	101

NON-CASH TRANSACTIONS:
Aircraft, inventories, and other equipment purchased through financing arrangements	$182,205	$59,705
Conversion of accrued interest to subordinated note payable	-	107
Warrants issued	-	6,672
Fair value of interest rate hedges	4,012	10,298
Capital lease for aircraft	20,955	-
Note payable and deemed distribution to Wexford Capital LLC	1,000	-

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share amounts)

1. Basis of Presentation

The unaudited condensed consolidated financial statements of Republic Airways Holdings Inc. (the "Company") as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A filed November 3, 2005.

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

2. Risk Management

Beginning in April 2004, in anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, the Company entered into fourteen treasury lock agreements with notional amounts totaling $373,500 and a weighted average interest rate of 4.47% with expiration dates through June 2005. Management designated the treasury lock agreements as cash flow hedges of forecasted transactions. The treasury lock agreements were settled at each respective settlement date, which were the purchase dates of the respective aircraft. The Company settled three and seven agreements during the three and six months ended June 30, 2005, respectively, and the net amount paid was $3,295 and $4,502, respectively. Amounts paid or received on the settlement date are reclassified to interest expense over the term of the respective aircraft debt. The Company reclassified $62 and $138, net of tax, to interest expense during the three and six month periods ended June 30, 2005, respectively. As of June 30, 2005, all of the treasury locks had been settled.

3. Comprehensive Income

Comprehensive income includes changes in the fair value of interest rate hedges that qualify as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. For the three and six months ended June 30, 2005, the Company recorded fair value realized losses in comprehensive income of $1,977 and $2,702, respectively, net of tax. The difference between net income and comprehensive income for the three and six months ended June 30, 2005 and 2004 is detailed in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income	$13,396	$7,234	$28,220	$15,513

Net unrealized gain on unsettled treasury locks, net of tax	961	6,179	2,407	6,179
Net realized loss on settled treasury locks, net of tax	(1,977)	-	(2,702)	-

Other comprehensive income	$12,380	$13,413	$27,925	$21,692

Components of accumulated other comprehensive loss as of June 30, 2005 and December 31, 2004 consist of the following:

	June 30,	December 31,
	2005	2004

Accumulated other comprehensive loss:
Net loss on settled treasury locks, net of tax and amortization	$(4,325)	$(1,761)
Net unrealized loss on unsettled treasury locks, net of tax		(2,407)
Total accumulated other comprehensive loss	$(4,325)	$(4,168)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income, as reported	$ 13,396	$7,234	$28,220	$15,513

Add: Stock-based employee compensation expense determined under the intrinsic value based method, net of tax	32	32	65	65
Deduct: Stock-based employee compensation expense determined under the fair value based method, net of tax	(466)	(67)	(932)	(115)
Pro forma net income	$ 12,962	$ 7,199	$27,353	$15,463
Pro forma net income
per share:
Basic	$0.40	$0.32	$0.88	$0.73
Diluted	$0.39	$0.31	$0.86	$0.71

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

On March 15, 2005, the Company and Wexford Capital LLC entered into an omnibus investment agreement, (the “Investment Agreement”) with US Airways Group, Inc. and US Airways. The Investment Agreement includes provisions for the affirmation of an amended Chautauqua code-share agreement, a potential new jet service agreement for the operation of ERJ-170 and ERJ-190 aircraft, a conditional $125,000 equity commitment and up to $110,000 in asset related financing. The Bankruptcy Court approved the agreement on March 31, 2005.

On June 23, 2005, the Company received notification from US Airways Group, Inc., that it will not be requested to make the $125,000 equity investment but US Airways notified the Company that it will exercise its right to receive up to $110,000 in asset related financing in connection with its reorganization plan. At closing, on September 21 and 22,  2005, the Company paid approximately $89,800 in cash primarily for aircraft and related equipment and take-off and landing slots and assumed aircraft related debt of approximately $169,000. In addition, the Company will assume fifteen operating lease obligations.  The Company plans to complete the purchase of other ERJ-170 assets from US Airways, including a flight simulator and spare parts, before December 31, 2005 for approximately $10,000.

In January 2005, the Company and Delta Air Lines, Inc. (“Delta”) entered into a code-share agreement whereby the Company will operate 16 ERJ-170s for Delta.

In 2004, Republic Airline Inc. ("Republic Airline") (a subsidiary of the Company) applied for an operating certificate. This certificate is required before Republic Airline can commence flying. In October, 2004, in order to accommodate American with respect to its scope restrictions, the Company agreed to modify its Agreement with American to preclude the continued use of larger regional jets on its Chautauqua Airlines Air Carrier Operating Certificate. The Company also agreed to pay American an aggregate of approximately $500 through February 19, 2005, in connection with its operation of ERJ-170 aircraft for United through Chautauqua instead of Republic Airline. Approximately $291 of this amount was paid in 2004. Additionally, the Company paid  $39 per day to American for each day Chautauqua operated any ERJ-170 aircraft after April 21, 2005 through September 2005. In October 2005, the ERJ-170 aircraft commenced flying on Republic Airline's operating certificate. The Company paid penalties of $6,150 in 2005. Also, as agreed with American, Chautauqua can fly no more than 18 ERJ-170 aircraft.

During the three and six months ended June 30, 2005, respectively, the Company made aircraft deposits in accordance with the aircraft commitments of $2,634 and $20,982. The aircraft deposits are included in Other Assets. All payments were made from cash generated from operations and proceeds from the common stock offering.

8. Equity Transactions

     In February 2005, the Company completed a follow-on public stock offering and issued 6,900,000 shares of common stock at $12.50 per share. The net proceeds provided by the follow-on offering were approximately $80,857. In July 2005, the Company completed a follow-on public stock offering and issued 8,912,500 shares of common stock at $12.60 per share. The net proceeds provided by the follow-on offering were approximately $105,000.

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

    In September 2005, Delta filed a petition for Chapter 11 bankruptcy protection. In addition, US Airways emerged from Chapter 11 bankruptcy protection.

10. Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three and six month periods ended June 30, 2005, the Company’s management determined that certain reimbursable pass-through costs incurred by the Company under its American and Delta code-share agreements that were previously recorded at the assumed rates under the fixed fee code-share agreements should be recorded at actual amounts incurred. As a result of this misstatement, passenger revenues, aircraft fuel expense, landing fees expense, aircraft and engine rent expense, and insurance and taxes expense have been restated from amounts previously reported. The restatements have no effect on previously reported operating income, income before income taxes, net income, and earnings per share, net cash flows, or the Company’s financial condition. The result of the restatement is as follows:

For the three months ended:	June 30, 2005		June 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated

Passenger revenue	$186,860	$211,263	$137,728	$149,175
Total operating revenues	153,876	178,279	120,257	131,704
Aircraft fuel	38,781	62,411	26,753	37,483
Landing fees	7,059	7,737	5,205	5,768
Aircraft and engine rent	19,096	19,128	17,865	17,982
Insurance and taxes	4,145	4,208	3,490	3,527
Total operating expenses	$188,845	$213,248	$139,019	$150,466

For the six months ended:	June 30, 2005		June 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated

Passenger revenue	$370,213	$416,036	$265,447	$287,248
Total operating revenues	305,675	351,498	231,147	252,948
Aircraft fuel	84,064	128,347	51,003	71,443
Landing fees	13,428	14,778	10,303	11,348
Aircraft and engine rent	37,595	37,659	35,488	35,730
Insurance and taxes	7,990	8,116	6,419	6,493
Total operating expenses	$377,183	$423,006	$270,550	$292,351

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The accompanying management’s discussion and analysis of financial condition and results of operations gives effect to the restatement of the condensed consolidated financial statements for the three months and six ended June 30, 2005 and 2004 as discussed in Note 10 to the Company’s condensed consolidated financial statements in Item 1 of Form 10-Q/A for the three and six months ending June 30, 2005.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. The Company may, from time to time, make written or oral forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements encompass the Company’s beliefs, expectations, hopes or intentions regarding future events. Words such as "expects," "intends," "believes," "anticipates," "should," "likely" and similar expressions identify forward-looking statements. All forward-looking statements included in this release are made as of the date hereof and are based on information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. Actual results may vary, and may vary materially, from those anticipated, estimated, projected or expected for a number of reasons, including, among others, the risks discussed in our Annual Report on Form 10-K as amended and our other filings made with the Securities and Exchange Commission, which discussions are incorporated into this Quarterly Report on Form 10-Q/A by reference. As used herein, "unit cost" means operating cost per Available Seat Mile (ASM).

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

Chautauqua Airlines is our regional jet platform for flying the 37 to 50 seat ERJ-145 family of aircraft. Shuttle America, which we acquired from an affiliate of our majority stockholder on May 6, 2005, currently operates 70-seat ERJ-170 aircraft. Shuttle America also currently operates 11 Saab 340 aircraft under a fixed-fee agreement with United that expires December 31, 2005. Republic Airline became certified to operate the ERJ-170 family of aircraft in September 2005. We currently have 18 ERJ-170 aircraft at Chautauqua which were transitioned to  Shuttle America and Republic Airline in September.

    On June 23, 2005, the Company received notification from US Airways Group that it will not be requested to make the $125 million equity investment but US Airways notified the Company that it will exercise its right to receive up to $110 million in asset related financing in connection with its reorganization plan. On September 21 and 22, 2005, the Company paid approximately $89.8 million in cash primarily for aircraft and take-off and landing slots and assumed aircraft related debt of approximately $169 million. In addition, the Company will assume operating lease obligations. The Company plans to complete the purchase of other ERJ-170 assets from US Airways, including a flight simulator and spare parts before December 31, 2005 for approximately $10 million. The Company will transition these 28 aircraft from US Airways to Republic Airlines.

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

Certain Statistical Information

	Operating Expenses per ASM in cents
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Wages and benefits	2.21	2.44	2.22	2.47
Aircraft fuel	3.97	3.35	4.26	3.26
Landing fees	0.49	0.52	0.49	0.52
Aircraft and engine rent	1.22	1.61	1.25	1.63
Maintenance and repair	1.22	1.66	1.25	1.58
Insurance and taxes	0.27	0.32	0.27	0.30
Depreciation and amortization	0.92	0.71	0.93	0.69
Other	1.04	1.17	1.00	1.10
Total operating expenses	11.34	11.78	11.67	11.55

Interest expense	0.86	0.54	0.87	0.57

Total operating expenses and interest expense	12.20	12.32	12.54	12.12

The following table sets forth the major operational statistics and the percentage-of-change for the periods identified below:

	Three Months Ended June 30,			Six Months Ended June 30,
		Increase/			Increase/
		(Decrease)			(Decrease)
	2005	2004-2005	2004	2005	2004-2005	2004

Revenue passengers	2,346,187	36.9%	1,713,179	4,383,566	41.3%	3,103,237
Revenue passenger miles (1)	1,128,722,290	45.1%	777,980,136	2,090,408,622	47.2%	1,419,928,971
Available seat miles (2)	1,573,119,964	40.7%	1,118,304,943	3,012,765,717	37.6%	2,189,059,798
Passenger load factor (3)	71.8%	2.2pp	69.6%	69.4%	4.5pp	64.9%
Cost per available seat mile (cents) (4)	12.20	(1.0%)	12.32	12.54	(3.5%)	12.12
Average price per gallon of fuel (5)	$1.86	50.0%	$1.24	$1.77	46.3%	$1.21
Fuel gallons consumed	33,606,222	11.2%	30,208,157	72,490,521	23.2%	58,860,032
Block hours (6)	115,257	26.5%	91,146	224,606	26.3%	177,903
Average length of aircraft flight miles	470	5.9%	444	468	4.5%	448
Average daily utilization of each aircraft (hours) (7)	10.6	5.0%	10.1	10.7	7.0%	10.0
Actual aircraft in service at end of the period	135	25.0%	108	135	25.0%	108

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

 Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Operating revenue in 2005 increased by 41.7%, or $62.8 million, to $213.2 million in 2005 compared to $150.5 million in 2004. The increase was due to the additional regional jets added to the fixed-fee flying. Thirty-six additional regional jets were placed into fixed-fee service since June 30, 2004. Thirty-one were added for United and five were added for Delta. Also, we transitioned 9 turboprops to United under a fixed-fee code-share agreement in June 2004, and eliminated all pro-rate turboprop operations with US Airways by September 2004.

Total operating and interest expenses increased by 39.3% or $54.2 million, to $191.8 million in 2005 compared to $137.7 million in 2004 due to the increase in flight operations. The unit cost on total operating and interest expenses, excluding fuel charges, decreased 8.1% to 8.2¢ in 2005 from 9¢ in 2004. Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 27.5%, or $7.5 million, to $34.8 million for 2005 compared to $27.3 million for 2004. The increase was due to a 21% increase in full time equivalent employees to support the increased regional jet operations and annual contractual and merit increases. The cost per available seat mile decreased from 2.4¢ in 2004 to 2.2¢ in 2005.

Aircraft fuel expense increased 66.5%, or $24.9 million, to $62.4 million for 2005 compared to $37.5 million for 2004 due to an 11% increase in fuel consumption and a 50% increase in the average fuel price. The average price per gallon was $1.86 in 2005 and $1.24 in 2004. Beginning in May 2005, we do not record fuel expense and the related revenue reimbursement for US Airways operations because US Airways elected to provide fuel directly for the aircraft that are operated by us for US Airways Express. The unit cost increased to 4.0¢ in 2005 compared to 3.4¢ in 2004.

Landing fees increased by 34.1%, or $2.0 million, to $7.7 million in 2005 compared to $5.8 million in 2004. The increase is due to a 22% increase in departures, and a higher average landing weight, due to the introduction of 24 ERJ-170 aircraft since June 2004.  The unit cost remained unchanged at 0.5¢.

Aircraft and engine rent increased by 6.4%, or $1.1 million, to $19.1 million in 2005 compared to $18.0 million in 2004 due to the addition of five leased regional jets since June 2004, partially offset by the return of 10 leased turboprops. The unit cost decrease to 1.2¢ for 2005 compared to 1.6¢ for 2004 is attributable to the increase in capacity from the regional jet operations and because we lease financed only five of the 36 regional jet aircraft added to the fleet since June 30, 2004.

Maintenance and repair expenses increased by 3.9%, or $0.7 million, to $19.2 million in 2005 compared to $18.5 million for 2004. The effect of the increase in regional jet operations was mostly offset by a reduction in maintenance costs on the turboprop aircraft, 10 of which have been returned to the lessor since June 30, 2004. The unit cost decreased from 1.7¢ in 2004 to 1.2¢ in 2005.

Insurance and taxes increased 19.3%, or $0.7 million to $4.2 million in 2005 compared to $3.5 million in 2004 due to a 45% increase in revenue passenger miles, which was partially offset by a decrease in average insurance rates. The unit cost remained unchanged at 0.3¢.

Depreciation and amortization increased 80.5%, or $6.4 million, to $14.4 million in 2005 compared to $8.0 million in 2004 due to additional depreciation on 31 regional jet aircraft purchased since June 30, 2004. Of the 31 regional jets purchased since June 30, 2004, 24 were ERJ-170 regional jets. The cost per available seat mile increased to 0.9¢ in 2005 compared to 0.7¢ in 2004.

Other expenses increased 24.4%, or $3.2 million, to $16.3 million in 2005 from $13.1 million in 2004, primarily due to $2.8 million of payments to American, or 0.2¢ per ASM, related to operating 70-seat regional jets at Chautauqua Airlines. Professional fees increased $1.4 million due to Sarbanes/Oxley consulting fees and additional fees related to the US Airways transaction. Additionally, we incurred higher pilot training costs, and higher crew related and administrative expenses to support the growing regional jet operations. The increases were partially offset with expenses recorded in 2004 for passenger fees and impairment losses relating to the turboprop operations for US Airways which ended in September 2004. The unit cost decreased to 1.0¢ in 2005 compared to 1.2¢ in 2004.

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

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Operating revenue in 2005 increased by 44.7%, or $130.7 million, to $423.0 million in 2005 compared to $292.4 million in 2004. The increase was due to the additional regional jets added to the fixed-fee flying. Thirty-six additional regional jets were placed into fixed-fee service since June 30, 2004. Thirty-one were added for United and five were added for Delta. Also, we transitioned 9 turboprops to United under a fixed-fee code-share agreement in June 2004, and eliminated all pro-rate turboprop operations with US Airways by September 2004.

Total operating and interest expenses increased by 42.4% or $112.5 million, to $377.8 million in 2005 compared to $265.3 million in 2004 due to the increase in flight operations. The unit cost on total operating and interest expenses, excluding fuel charges, decreased 6.5% to 8.3¢ in 2005 from 8.9¢ in 2004. Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 23.5%, or $12.7 million, to $66.8 million for 2005 compared to $54.1 million for 2004. The increase was due to a 19% increase in full time equivalent employees to support the increased regional jet operations and annual contractual and merit increases. The cost per available seat mile decreased from 2.5¢ in 2004 to 2.2¢ in 2005.

Aircraft fuel expense increased 79.6%, or $56.9 million, to $128.3 million for 2005 compared to $71.4 million for 2004 due to a 23% increase in fuel consumption and a 46.3% increase in the average fuel price. The average price per gallon was $1.77 in 2005 and $1.21 in 2004. Beginning in May 2005, we do not record fuel expense and the related revenue reimbursement for US Airways operations because US Airways elected to provide fuel directly for the aircraft that are operated by us for US Airways Express. The unit cost increased to 4.3¢ in 2005 compared to 3.3¢ in 2004.

Landing fees increased by 30.2%, or $3.4 million, to $14.8 million in 2005 compared to $11.3 million in 2004. The increase is due to a 21% increase in departures, and a higher average landing weight, due to the introduction of 24 ERJ-170 aircraft since June 2004. The unit cost remained unchanged at 0.5¢.

Aircraft and engine rent increased by 5.4%, or $1.9 million, to $37.7 million in 2005 compared to $35.7 million in 2004 due to the addition of 5 leased regional jets since June 2004, partially offset by the return of 10 leased turboprops. The unit cost decrease to 1.3¢ for 2005 compared to 1.6¢ for 2004 is attributable to the increase in capacity from the regional jet operations and because we lease financed only 5 of the 36 aircraft added to the fleet since June 30, 2004.

Maintenance and repair expenses increased by 8.3%, or $2.9 million, to $37.6 million in 2005 compared to $34.7 million for 2004. The effect of the increase in regional jet operations was mostly offset by a reduction in maintenance costs on the turboprop aircraft, 10 of which have been returned to the lessor since June 30, 2004. The unit cost decreased from 1.6¢ in 2004 to 1.3¢ in 2005.

      Insurance and taxes increased 24.5%, or $1.6 million to $8.1 million in 2005 compared to $6.5 million in 2004 due to a 47% increase in revenue passenger miles, which was partially offset by a decrease in average insurance rates. The unit cost remained unchanged at 0.3¢.

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

Liquidity and Capital Resources

Historically, the Company has used internally generated funds, common stock offerings and third-party financing to meet its working capital and capital expenditure requirements. In February 2005, the Company completed a follow-on public common stock offering, which provided approximately $80.8 million, net of offering expenses. In July 2005, the company completed a follow-on public common stock offering which provided approximately $105 million of proceeds, net of offering expenses. As of June 30, 2005, the Company had $127.6 million in cash and $15.4 million available under its revolving credit facility. The credit facility requires Chautauqua to maintain a specified fixed charge coverage ratio and a debt to earnings leverage ratio. The Company was in compliance with the covenants at June 30, 2005. At June 30, 2005, the Company had a working capital surplus of $39.9 million.

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

    On March 15, 2005, the Company and Wexford Capital LLC entered into an omnibus investment agreement (the “Investment Agreement”) with US Airways Group, Inc. and US Airways. The agreement includes provisions for the affirmation of an amended Chautauqua code-share agreement, a potential new jet service agreement with Republic Airline for the operation of ERJ-170 and ERJ-190 aircraft, conditional $125 million dollar equity and up to $110 million in asset related financing. The Bankruptcy Court approved the Investment Agreement on March 31, 2005.

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

    In 2004, Republic Airline applied for an operating certificate which it received in September 2005. This certificate is required before Republic Airline can commence flying. In October 2004, in order to accommodate American with respect to its scope restrictions, the Company agreed to modify its code-share agreement with American to preclude the continued use of larger regional jets on its Chautauqua Airlines Air Carrier Operating Certificate. The Company also agreed to pay American an aggregate of approximately $500,000 through February 19, 2005, in connection with its operation of ERJ-170 aircraft for United through Chautauqua instead of Republic Airline. Approximately $291,000 of this amount was paid in 2004. Additionally, the Company paid $39,000 per day to American for each day Chautauqua operated any ERJ-170 aircraft after April 21, 2005 through September 2005. In September 2005, the ERJ-170 aircraft commenced flying on Republic Airline's operating certificate. The Company paid penalties of $6,150,000 in 2005. Also, as agreed with American, Chautauqua can fly no more than 18 ERJ-170 aircraft.

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

Part II. OTHER INFORMATION

Item 6.	Exhibits
	(a)	Exhibits

	10.1	Amendment No. 5 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated April 30, 2005.* (i)

	10.2	Amendment No. 10 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated April 30, 2005.* (i)

	10.3	Amendment No. 11 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airways Holdings Inc., dated May 31, 2005.* (i)

	10.4	Amended and Restated Chautauqua Jet Service Agreement between US Airways, Inc. and Chautauqua Airlines, Inc. dated April 26, 2005.* (i)

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

	(i)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

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