Form 10-Q
period 2005-10-26
REPUBLIC AIRWAYS HOLDINGS INC
filed 2005-11-04
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐No

Indicate the number of shares outstanding of the issuer’s common stock as of October 26, 2005, the latest practicable date.

Outstanding on
Class	October 26, 2005

Common Stock	41,542,137

TABLE OF CONTENTS

Part I --- Financial Information
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of Income (unaudited) for the Three Months and Nine Months Ended September 30, 2005 and 2004 (restated)	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2005 and 2004	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

Part II --- Other Information
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 6.	Exhibits	18
	Signatures	19
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 31.1	Certification of Chief Executive Officer
Exhibit 31.2	Certification of Chief Financial Officer
Exhibit 32.1	Certification of Chief Executive Officer
Exhibit 32.2	Certification of Chief Financial Officer

(All other items of this report are inapplicable.)

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)
	September 30,	December 31,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$163,349	$46,220
Receivables—net of allowance for doubtful accounts of $280 and $3,869 respectively	18,883	6,385
Inventories	21,584	18,234
Prepaid expenses and other current assets	6,811	4,630
Restricted cash	4,745	1,203
Deferred income taxes	5,594	6,428

Total current assets	220,966	83,100
Aircraft and other equipment—net	1,564,167	984,512
Other assets	138,445	90,873
Goodwill	13,335	13,335

Total	$1,936,913	$1,171,820

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$69,418	$46,986
Accounts payable	8,572	12,100
Fair value of interest rate hedges	-	4,012
Accrued liabilities	80,774	53,385

Total current liabilities	158,764	116,483
Long-term debt—less current portion	1,271,440	803,883
Deferred credits	21,751	19,847
Deferred income taxes	80,988	56,956

Total liabilities	1,532,943	997,169
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; one vote per share; 75,000,000 shares authorized; 41,517,137 and 25,558,756 shares issued and outstanding, respectively	42	26
Additional paid-in capital	275,314	87,120
Warrants	8,574	8,574
Accumulated other comprehensive loss	(4,250)	(4,168)
Accumulated earnings	124,290	83,099

Total stockholders' equity	403,970	174,651

Total	$1,936,913	$1,171,820

See accompanying notes to condensed consolidated financial statements unaudited.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(As Restated, See Note 9)		(As restated, See Note 9)

OPERATING REVENUES:
Passenger	$227,365	$164,104	$643,402	$451,352
Charter revenue and other	2,873	1,349	9,843	6,452

Total operating revenues	230,238	165,453	653,245	457,804

OPERATING EXPENSES:
Wages and benefits	38,679	28,708	105,482	82,811
Aircraft fuel	71,193	45,783	199,540	117,227
Landing fees	8,183	6,241	22,961	17,588
Aircraft and engine rent	19,849	18,371	57,508	54,101
Maintenance and repair	19,004	18,409	56,580	53,103
Insurance and taxes	4,363	3,577	12,479	10,070
Depreciation and amortization	15,945	8,581	43,944	23,771
Other	15,597	15,113	45,818	39,060

Total operating expenses	192,813	144,783	544,312	397,731

OPERATING INCOME	37,425	20,670	108,933	60,073

OTHER INCOME (EXPENSE):
Interest expense:
Non-related party	(16,197)	(6,605)	(42,476)	(18,321)
Related party	(20)		(32)	(654)
Other income	1,792	141	3,184	291

Total other income (expense)	(14,425)	(6,464)	(39,324)	(18,684)

INCOME BEFORE INCOME TAXES	23,000	14,206	69,609	41,389

INCOME TAX EXPENSE	9,029	5,634	27,418	17,303

NET INCOME	$13,971	$8,572	$42,191	$24,086

BASIC NET INCOME PER SHARE	$0.36	$0.34	$1.25	$1.06

DILUTED NET INCOME PER SHARE	$0.35	$0.33	$1.22	$1.04

See accompanying notes to condensed consolidated financial statements unaudited.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended
	September 30,
	2005	2004
NET CASH PROVIDED BY OPERATING ACTIVITIES	$121,534	$90,823

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(100,582)	(29,149)
Proceeds from sale of spare aircraft equipment	2,394	696
Aircraft deposits and other	(77,480)	(62,524)
Aircraft deposits returned	28,529	10,454

NET CASH USED BY INVESTING ACTIVITIES	(147,139)	(80,523)

FINANCING ACTIVITIES:
Payments on short-term/long-term debt	(35,038)	(60,859)
Proceeds from short-term/long-term debt	650	21,256
Proceeds from common stock offerings, net	186,776	58,172
Payments on settlement of treasury locks	(4,694)	(756)
Proceeds from settlement of treasury locks	192	593
Payments of debt issue costs	(5,406)	(1,771)
Other	254	890

NET CASH FROM FINANCING ACTIVITIES	142,734	17,525

NET CHANGE IN CASH AND CASH EQUIVALENTS	117,129	27,825

CASH AND CASH EQUIVALENTS—Beginning of period	46,220	22,534

CASH AND CASH EQUIVALENTS—End of period	$163,349	$50,359

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid, net of amount capitalized	$37,109	$17,051
Income taxes paid (refunded)	580	(309)

NON-CASH TRANSACTIONS:
Aircraft, inventories, and other equipment purchased through financing arrangements	$523,850	$177,818
Conversion of accrued interest to subordinated note payable	-	107
Warrants issued	-	6,672
Fair value of interest rate hedges	(4,012)	(5,816)
Note payable and deemed distribution to Wexford Capital LLC	1,000

See accompanying notes to condensed consolidated financial statements unaudited.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share amounts)

1. Basis of Presentation

The unaudited condensed consolidated financial statements of Republic Airways Holdings Inc. and its subsidiaries (the "Company") as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A filed November 3, 2005.

The Company purchased Shuttle America Corporation (“Shuttle America”) from Shuttle Acquisition LLC, an affiliate of Wexford Capital LLC on May 6, 2005 for $1 million and the assumption of less than $700 in debt. Because the Company and Shuttle America were controlled by a common entity, the Company gave retroactive effect to the acquisition in these condensed consolidated financial statements under a method of accounting similar to a “pooling of interests”.

In August 2005, Republic Airline Inc. (“Republic Airline”), a wholly owned subsidiary of the Company, received its FAA Operating Certificate and began revenue service for US Airways, Inc. ("US Airways") on September 1, 2005, operating 72-seat ERJ-170 aircraft.
.
On September 21, 2005, the Company and US Airways entered into a Global Aircraft Transaction Agreement (the “Aircraft Agreement”). Under the Aircraft Agreement, the Company purchased 10 ERJ-170 aircraft owned by US Airways for a net purchase price of $38,200 and assumed debt totaling $168,700 that matures on September 22, 2017. These 10 aircraft are leased back to US Airways until they are transferred to Republic Airline under a 10-year fixed-fee Jet Service Agreement dated September 2, 2005 between Republic Airline and US Airways (the Republic Jet Service Agreement). In addition to these aircraft, the Company will assume the  leases of 15 ERJ-170 aircraft, which will also be operated by Republic Airline. The transition of all 25 aircraft is expected to be completed by September 2006. As of September 30, 2005 Republic Airline operated three ERJ-170 aircraft on behalf of US Airways and, ultimately, Republic will operate 28 ERJ-170 aircraft for US Airways.

On September 22, 2005, the Company and US Airways entered into a Slot Option Agreement (the “Slot Agreement”). Under the Slot Agreement, the Company purchased 113 commuter slots at Ronald Reagan Washington National Airport and 24 commuter slots at New York-LaGuardia Airport. The purchase price for all of the slots was $51,600 and is included in Other Assets. The slots are being licensed to US Airways and will continue to be operated by US Airways Express until the expiration or termination by the Company of the Amended and Restated Chautauqua Jet Service Agreement dated April 26, 2005 between US Airways and Chautauqua Airlines, Inc. (“Chautauqua”), a wholly-owned subsidiary of the Company, or the Republic Jet Service Agreement, whichever is later, at an agreed rate. Such Agreements expire, at the latest, in September 2015. Prior to the expiration of the Slot Agreement in September 2015, US Airways has the right to repurchase all, but not less than all, of the Washington National and LaGuardia slots at a predetermined price.

The Company plans to complete the purchase of other ERJ-170 assets from US Airways, including a flight simulator and spare parts, before December 31, 2005, for approximately $10,000.

2. Risk Management

Beginning in April 2004, in anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, the Company entered into fourteen treasury lock agreements with notional amounts totaling $373,500 and a weighted average interest rate of 4.47% with expiration dates through June 2005. Management designated the treasury lock agreements as cash flow hedges of forecasted transactions. The treasury lock agreements were settled at each respective settlement date, which were the purchase dates of the respective aircraft. The Company settled ten agreements during the nine months ended September 30, 2005 and the net amount paid was $4,502. Amounts paid or received on the settlement date are reclassified to interest expense over the term of the respective aircraft debt. The Company reclassified $212 to interest expense during the nine month period ended September 30, 2005. As of September 30, 2005, all of the treasury locks had been settled.

3. Comprehensive Income

Comprehensive income includes changes in the fair value of interest rate hedges that qualify as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. For the three and nine months ended September 30, 2005, the Company recorded fair value unrealized gains in comprehensive income of $0 and $2,407, respectively, net of tax. The difference between net income and comprehensive income for the three and nine months ended September 30, 2005 and 2004 is detailed in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income	$13,971	$8,572	$42,191	$24,086

Net unrealized gain (loss) on unsettled treasury locks, net of tax		(9,768)	2,407	(3,588)
Net realized loss on settled treasury locks, net of tax			(2,702)
Other comprehensive income	$13,971	$(1,196)	$41,896	$20,498

Components of accumulated other comprehensive loss as of September 30, 2005 and December 31, 2004 consist of the following:

	September 30,	December 31,
	2005	2004

Accumulated other comprehensive loss:
Net loss on settled treasury locks, net of tax and amortization	$(4,250)	$(1,761)
Net unrealized loss on unsettled treasury locks, net of tax		(2,407)
Total accumulated other comprehensive loss	$(4,250)	$(4,168)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income, as reported	$13,971	$8,572	$42,191	$24,086

Add: Stock-based employee compensation expense determined under the intrinsic value based method, net of tax	11	32	75	97
Deduct: Stock-based employee compensation expense determined under the fair value based method, net of tax	(383)	(106)	(1,315)	(221)
Pro forma net income	$13,599	$8,498	$40,951	$23,962
Pro forma net income
per share:
Basic	$0.35	$0.33	$1.21	$1.06
Diluted	$0.34	$0.32	$1.18	$1.03

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

5. Net Income Per Share

Net income per share is based on the weighted average number of shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Weighted-average common shares outstanding for basic net income per share	39,283,985	25,508,756	33,885,551	22,619,291

Effect of dilutive employee stock options and warrants	865,846	694,451	739,211	599,773

Adjusted weighted-average common shares outstanding and assumed conversions for diluted net income per share	40,149,831	26,203,207	34,624,762	23,219,064

Employee stock options and warrants of 4,952,400 for the three months ended September 30, 2004, and 1,816,620 and 3,452,400 for the nine months ended September 30, 2005 and 2004, respectively, are not included in the calculation of diluted net income per share due to their anti-dilutive impact.

6. Debt

During the nine months ended September 30, 2005, the Company acquired thirty-four aircraft, of which twenty-nine were debt-financed and five were financed as operating leases. The debt was obtained from a bank and the aircraft manufacturer for fifteen year terms at fixed interest rates ranging from 4.01% to 6.87%. The total debt incurred for the twenty-nine aircraft was $523,850.

Chautauqua’s debt agreements with a bank contains restrictive covenants that require, among other things, that Chautauqua maintain a certain fixed charge coverage ratio and a debt to earnings leverage ratio. The Company was in compliance with the covenants at September 30, 2005. The balance of debt with the bank as of September 30, 2005 and December 31, 2004 of $2,784 and $3,212, respectively, are classified within the current portion of long-term debt.

7. Commitments and Contingencies

The Company’s aircraft commitments under its code-share agreements and firm orders and options with the aircraft manufacturer are shown below as of September 30, 2005:

	Aircraft Commitments as of September 30, 2005
	Delta	United	Total
ERJ 170	9	3	12
Total	9	3	12

	Aircraft Orders as of September 30, 2005
	Firm
	Orders	Options	Total
ERJ 145	0	34	34
ERJ 170	7	61	68
Total	7	95	102

On June 22, 2005, the Company amended its code-share agreements with United Airlines, Inc. ("United") increasing the ERJ-170 fleet by five aircraft and bringing the total number of ERJ-170 aircraft to be operated for United to 28. The five additional aircraft will be placed in service by December 31, 2005. Under the amended code-share agreement, two ERJ-145 aircraft will be removed from service on November 1, 2005, reducing the total number of ERJ-145 aircraft to be operated for United to seven. As of September 30, 2005, 25 ERJ-170 aircraft and nine ERJ-145 aircraft have been placed into service for United.

In January 2005, the Company and Delta Air Lines, Inc. (“Delta”) entered into a code-share agreement whereby the Company will operate 16 ERJ-170s for Delta. As of September 30, 2005, seven aircraft have been placed into service with Delta.

In October 2004, in order to accommodate AMR Corporation ("American") with respect to its scope restrictions, the Company agreed to modify its Agreement with American to preclude the continued use of larger regional jets on its Chautauqua Airlines Air Carrier Operating Certificate. The Company paid American $3,388 and $6,310 during the three and nine moths ended September 30, 2005, respectively, for its operation of ERJ-170 aircraft for United by Chautauqua. On September 27, 2005, Chautauqua completed the transfer of its last ERJ-170 aircraft to Shuttle America. The final ERJ-170 flight by Chautauqua was September 26, 2005, and payments to American  as a result of Chautauqua’s operation of these aircraft have ceased.

During the three and nine months ended September 30, 2005, respectively, the Company made aircraft deposits in accordance with the aircraft commitments of $1,317 and $22,298, respectively. The aircraft deposits are included in Other Assets.

On August 29, 2005, the Company’s flight attendants ratified a new four year collective bargaining agreement.

8. Equity Transactions

In February 2005, the Company completed a follow-on public stock offering and issued 6,900,000 shares of common stock at $12.50 per share. The net proceeds provided by the follow-on offering were $80,857. In July 2005, the Company completed a follow-on public stock offering and issued 8,912,500 shares of common stock at $12.60 per share. The net proceeds provided by the follow-on offering were $105,919.

9.	Restatement

As discussed in Note 1, the Company gave retroactive effect to the acquisition of Shuttle America in these condensed consolidated financial statements under a method of accounting similar to a “pooling of interests”.

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three and nine month periods ended September 30, 2004, the Company’s management determined that certain reimburseable pass-through costs incurred by the Company under its American and Delta code-share agreements were previously recorded at the assumed rates under the fixed fee code-share agreements, and should have been recorded at actual amounts incurred. As a result of this misstatement, passenger revenues, aircraft fuel expense, landing fees expense, aircraft and engine rent expense, and insurance and taxes expense have been restated from amounts previously reported. The restatement has no effect on previously reported operating income, income before income taxes, net income, earnings per share, net cash flows, or the Company’s financial condition. The significant effects of the restatement and retroactive effect of the May 2005 Shuttle America acquisition are as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2004
	As Previously Reported	Retroactive Effect of “As if Pooling of Interests”	As Restated	As Previously Reported	Retroactive Effect of “As if Pooling of Interests”	As Restated
Passenger revenue	$136,505	$149,021	$164,104	$375,648	$414,468	$451,352
Total operating revenues	137,882	150,370	165,453	381,771	420,920	457,804
Aircraft fuel	29,220	31,496	45,783	76,536	82,499	117,227
Landing fees	5,102	5,555	6,241	14,475	15,858	17,588
Aircraft and engine rent	16,828	18,298	18,371	49,043	53,786	54,101
Insurance and taxes	3,298	3,539	3,577	9,124	9,958	10,070
Total operating expenses	114,817	129,700	144,783	314,065	360,846	397,731

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The accompanying management’s discussion and analysis of financial condition and results of operations give effect to the retroactive effect of the acquisition of Shuttle America and the restatement of the condensed consolidated financial statements for the three and nine months ended September 30, 2004 as described in Note 9 to the condensed consolidated financial statements.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. The Company may, from time to time, make written or oral forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements encompass the Company’s beliefs, expectations, hopes or intentions regarding future events. Words such as "expects," "intends," "believes," "anticipates," "should," "likely" and similar expressions identify forward-looking statements. All forward-looking statements included in this release are made as of the date hereof and are based on information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. Actual results may vary, and may vary materially, from those anticipated, estimated, projected or expected for a number of reasons, including, among others, the risks discussed in our Annual Report on Form 10-K/A and our other filings made with the Securities and Exchange Commission, which discussions are incorporated into this Quarterly Report on Form 10-Q by reference. As used herein, "unit cost" means operating cost per Available Seat Mile (ASM).

Overview

We are a holding company that operates Chautauqua Airlines Inc., ("Chautauqua Airlines"), Republic Airline Inc., ("Republic Airline") and Shuttle America Corporation, ("Shuttle America"). As of September 30, 2005, we offered scheduled passenger service on over 800 flights daily to 83 cities in 33 states, Canada and the Bahamas pursuant to code-share agreements with AMR Corporation ("American"), US Airways Inc., ("US Airways") Delta Air Lines Inc., ("Delta") and United Air Lines Inc., ('United"). Currently, we provide our four partners with regional service, operating as US Airways Express, AmericanConnection, Delta Connection or United Express, including service out of their hubs and focus cities in Boston, Chicago, Fort Lauderdale, Indianapolis, New York, Orlando, Philadelphia, Pittsburgh, Washington, D.C. and St. Louis.

Chautauqua Airlines is our regional jet platform for flying the 37 to 50 seat ERJ-145 family of aircraft. Shuttle America, which we acquired from an affiliate of our majority stockholder on May 6, 2005, currently operates 70-seat ERJ-170 aircraft. Shuttle America also currently operates 11 Saab 340 aircraft under a fixed-fee agreement with United that expires December 31, 2005. Republic Airline which was certified by the FAA on August 30, 2005, currently operates the 72 seat ERJ-170 as US Airways Express.

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

US Airways Transaaction

On September 21, 2005, the Company and US Airways entered into a Global Aircraft Transaction Agreement (the "Aircraft Agreement"). Under the Aircraft Agreement, the Company purchased 10 ERJ-170 aircraft owned by US Airways for a net purchase price of $38.2 million. These ten aircraft will initially be leased back to US Airways until they are transferred to Republic Airline under a 10-year fixed-fee Jet Service Agreement dated as of September 2, 2005 between Republic Airline and US Airways (the Republic Jet Service Agreement). Under the Aircraft Agreement, the Company also assumed debt totaling $168.7 million. This debt matures on September 22, 2017. The repayment may be accelerated in certain instances including our failure to timely pay principal and interest or our filing for reorganization pursuant to Chapter 11 of the Bankruptcy Code.

On September 22, 2005, the Company and US Airways entered into a Slot Option Agreement (the “Slot Agreement”). Under the Slot Agreement, the Company purchased 113 commuter slots at Ronald Reagan Washington National Airport and 24 commuter slots at New York-LaGuardia Airport. The purchase price for all of the slots was $51.6 million. The slots will be licensed to US Airways and will continue to be operated by US Airways Express carriers until the expiration or termination by the Company of the Amended and Restated Chautauqua Jet Service Agreement dated as of April 26, 2005 between US Airways and Chautauqua Airlines or the Republic Jet Service Agreement, whichever is later, at an agreed rate. Prior to the expiration of the Slot Agreement, US Airways has the right to repurchase all, but not less than all, of the Washington National and LaGuardia slots at a predetermined price.

Certain Statistical Information
	Operating Expenses per ASM in cents
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Wages and benefits	2.29	2.47	2.25	2.46
Aircraft fuel	4.21	3.94	4.24	3.50
Landing fees	0.48	0.54	0.49	0.53
Aircraft and engine rent	1.17	1.58	1.22	1.62
Maintenance and repair	1.12	1.59	1.20	1.59
Insurance and taxes	0.26	0.31	0.27	0.30
Depreciation and amortization	0.94	0.74	0.93	0.71
Other	0.92	1.30	0.97	1.16
Total operating expenses	11.39	12.47	11.57	11.87

Interest expense	0.96	0.57	0.90	0.57

Total operating expenses and interest expense	12.35	13.04	12.47	12.44

Total operating expenses and interest expense less fuel	8.14	9.10	8.23	8.94

The following table sets forth the major operational statistics and the percentage-of-change for the periods identified below:

	Three Months Ended September 30,			Nine months ended September 30,
		Increase/			Increase/
		(Decrease)			(Decrease)
	2005	2004-2005	2004	2005	2004-2005	2004

Revenue passengers	2,385,522	34.9%	1,768,268	6,769,088	39.0%	4,871,505
Revenue passenger miles (1)	1,153,478,260	48.9%	774,654,585	3,243,886,882	47.8%	2,194,583,555
Available seat miles (2)	1,692,544,465	45.8%	1,160,548,718	4,705,310,182	40.5%	3,349,608,516
Passenger load factor (3)	68.2%	1.5pp	66.7%	68.9%	3.4pp	65.5%
Cost per available seat mile (cents) (4)	12.35	(5.3)%	13.04	12.47	0.2%	12.44
Average price per gallon of fuel (5)	$2.16	51.0%	$1.43	$1.89	46.5%	$1.29
Fuel gallons consumed	32,917,940	2.9%	31,979,062	105,408,462	16.0%	90,839,093
Block hours (6)	120,454	26.0%	95,631	345,061	26.1%	273,536
Average length of aircraft flight (miles)	479	12.2%	427	471	6.8%	441
Average daily utilization of each aircraft (hours) (7)	10.5	2.9%	10.2	10.6	5.0%	10.1
Actual aircraft in service at end of the period	146	25.9%	116	146	25.9%	116

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

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Operating revenue in 2005 increased by 39.2%, or $64.8 million, to $230.2 million in 2005 compared to $165.5 million in 2004. The increase was due to the additional regional jets added to the fixed-fee flying. Thirty-seven additional regional jets were placed into fixed-fee service since September 30, 2004. Twenty-three were added for United, eleven were added for Delta, and three were added for US Airways.

Total operating and interest expenses increased by 38.1% or $57.6 million, to $209.0 million in 2005 compared to $151.4 million in 2004 due to the increase in flight operations. The unit cost on total operating and interest expenses, excluding fuel charges, decreased 10.5% to 8.1¢ in 2005 from 9.1¢ in 2004. Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 34.7%, or $10.0 million, to $38.7 million for 2005 compared to $28.7 million for 2004. The increase was due to a 27% increase in full time equivalent employees to support the increased regional jet operations, combined with normal wage increases. The cost per available seat mile decreased from 2.5¢ in 2004 to 2.3¢ in 2005.

Aircraft fuel expense increased 55.5%, or $25.4 million, to $71.2 million for 2005 compared to $45.8 million for 2004 due to a 51% increase in the average fuel price. The average price per gallon was $2.15 in 2005 and $1.43 in 2004. Beginning in May 2005, we do not record fuel expense and the related revenue for US Airways operations. The unit cost increased to 4.2¢ in 2005 compared to 3.9¢ in 2004.

Landing fees increased by 31.1%, or $1.9 million, to $8.2 million in 2005 compared to $6.2 million in 2004. The increase is due to a 18% increase in departures, and a higher average landing weight, due to the introduction of 35 ERJ-170 aircraft since September 2004. The unit cost remained unchanged at 0.5¢.

Aircraft and engine rent increased by 8.0%, or $1.5 million, to $19.8 million in 2005 compared to $18.4 million in 2004 due to the addition of five leased regional jets since September 2004, offset by the return of nine leased turboprops. The unit cost decrease to 1.2¢ for 2005 compared to 1.6¢ for 2004 is attributable to the increase in capacity from the regional jet operations and because we lease financed only five of the 37 regional jet aircraft added to the fleet since September 30, 2004.

Maintenance and repair expenses increased by 3.2%, or $0.6 million, to $19.0 million in 2005 compared to $18.4 million for 2004. The increase in regional jet maintenance expense was mostly offset by a reduction in costs on the turboprop aircraft, nine of which have been returned to the lessor since September 30, 2004. The unit cost decreased from 1.6¢ in 2004 to 1.1¢ in 2005.

Insurance and taxes increased 22.0%, or $0.8 million to $4.4 million in 2005 compared to $3.6 million in 2004 due to a 49% increase in revenue passenger miles, which was partially offset by a decrease in average insurance rates, combined with an increase in aircraft property taxes due to the growth in regional jet operations. The unit cost remained unchanged at 0.3¢.

Depreciation and amortization increased 85.8%, or $7.4 million, to $15.9 million in 2005 compared to $8.6 million in 2004 due to additional depreciation on 32 regional jet aircraft purchased since September 30, 2004. Of the 32 regional jets purchased since September 30, 2004, 28 were ERJ-170 regional jets. The cost per available seat mile increased to 0.9¢ in 2005 compared to 0.7¢ in 2004.

Other expenses increased 3.2%, or $0.5 million, to $15.6 million in 2005 from $15.1 million in 2004. 2004 included a $3.3 million charge for US Airways pre-petition payments not received, while 2005 includes $3.4 million of payments made to American related to operating the ERJ-170 regional jets at Chautauqua. The increase in operational costs such as passenger service and crew travel expenses were mostly offset by a decrease in crew training costs and fees and commissions for pro-rate operations, which ceased in November 2004. The unit cost decreased to 0.9¢ in 2005 compared to 1.3¢ in 2004.

Interest expense increased 145.5% or $9.6 million, to $16.2 million in 2005 from $6.6 million in 2004 primarily due to interest on debt related to the purchase of 32 regional jet aircraft since September 30, 2004. The weighted average interest rate also increased to 5.6% in 2005 from 4.9% in 2004. The unit cost increased to 1.0¢ in 2005 compared to 0.6¢ in 2004.

We incurred income tax expense of $9.0 million during 2005, compared to $5.6 million in 2004. The effective tax rate for 2005 of 39.3% is higher than the statutory rate due to state income taxes and non-deductible meals and entertainment expense, primarily for our flight crews.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Operating revenue in 2005 increased by 42.7%, or $195.4 million, to $653.2 million in 2005 compared to $457.8 million in 2004. The increase was due to the additional regional jets added to the fixed-fee flying. Thirty-seven additional regional jets were placed into fixed-fee service since September 30, 2004. Twenty-three were added for United, 11 were added for Delta, and three were added for US Airways.

Total operating and interest expenses increased by 40.8% or $170.1 million, to $586.8 million in 2005 compared to $416.7 million in 2004 due to the increase in flight operations. The unit cost on total operating and interest expenses, excluding fuel charges, decreased 7.9% to 8.2¢ in 2005 from 8.9¢ in 2004. Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 27.4%, or $22.7 million, to $105.5 million for 2005 compared to $82.8 million for 2004. The increase was due to an 18% increase in full time equivalent employees to support the increased regional jet operations, combined with normal wage increases. The cost per available seat mile decreased from 2.5¢ in 2004 to 2.2¢ in 2005.

Aircraft fuel expense increased 70.2%, or $82.3 million, to $199.5 million for 2005 compared to $117.2 million for 2004 due to a 16% increase in fuel consumption and a 47% increase in the average fuel price. The average price per gallon was $1.88 in 2005 and $1.28 in 2004. Beginning in May 2005, we do not record fuel expense and the related revenue for US Airways operations. The unit cost increased to 4.2¢ in 2005 compared to 3.5¢ in 2004.

Landing fees increased by 30.5%, or $5.4 million, to $23.0 million in 2005 compared to $17.6 million in 2004. The increase is due to a 20% increase in departures, and a higher average landing weight, due to the introduction of 35 ERJ-170 aircraft since June 2004. The unit cost remained unchanged at 0.5¢.

Aircraft and engine rent increased by 6.3%, or $3.4 million, to $57.5 million in 2005 compared to $54.1 million in 2004 due to the addition of five leased regional jets since September 2004, offset by the return of nine leased turboprops. The unit cost decrease to 1.2¢ for 2005 compared to 1.6¢ for 2004 is attributable to the increase in capacity from the regional jet operations and because we lease financed only five of the 37 aircraft added to the fleet since September 30, 2004.

Maintenance and repair expenses increased by 6.5%, or $3.5 million, to $56.6 million in 2005 compared to $53.1 million for 2004. The increase in regional jet maintenance expense was mostly offset by a reduction in costs on the turboprop aircraft, 9 of which have been returned to the lessor since September 30, 2004. The unit cost decreased from 1.6¢ in 2004 to 1.2¢ in 2005.

Insurance and taxes increased 23.9%, or $2.4 million to $12.5 million in 2005 compared to $10.1 million in 2004 due to a 48% increase in revenue passenger miles, which was partially offset by a decrease in average insurance rates, combined with an increase in aircraft property taxes due to the growth in regional jet operations. The unit cost remained unchanged at 0.3¢.

Depreciation and amortization increased 84.9%, or $20.2 million, to $43.9 million in 2005 compared to $23.8 million in 2004 due to additional depreciation on 32 aircraft purchased since September 30, 2004. Of the 32 regional jets purchased since September 30, 2004, 28 were ERJ-170 regional jets. The cost per available seat mile increased to 0.9¢ in 2005 compared to 0.7¢ in 2004.

Other expenses increased 17.3%, or $6.8 million, to $45.8 million in 2005 from $39.1 million in 2004. The majority of the increase was due to $6.2 million of payments made to American related to operating the ERJ-170 regional jets at Chautauqua. Increases in operational costs such as crew travel and passenger service costs were offset by a $3.3 million charge in 2004 for US Airways pre-petition payments not received and $3.0 million of fees and commissions in 2004 for pro-rate operations which ceased in November 2004. The unit cost decreased to 1.0¢ in 2005 compared to 1.2¢ in 2004.

Interest expense increased 124.0% or $23.5 million, to $42.5 million in 2005 from $19.0 million in 2004 primarily due to interest on debt related to the purchase of 32 additional aircraft since September 30, 2004. The weighted average interest rate increased to 5.4% in 2005 from 5.0% in 2004. The unit cost increased to 0.9¢ in 2005 compared to 0.6¢ in 2004.

We incurred income tax expense of $27.4 million during 2005, compared to $17.3 million in 2004. The effective tax rate for 2005 of 39.4% is higher than the statutory rate due to state income taxes and non-deductible meals and entertainment expense, primarily for our flight crews.

Liquidity and Capital Resources

Historically, the Company has used internally generated funds, common stock offerings and third-party financing to meet its working capital and capital expenditure requirements. In February 2005, the Company completed a follow-on public common stock offering and issued 6,900,000 shares of common stock, which provided approximately $80.8 million, net of offering expenses. In July 2005, the Company completed a follow-on public stock offering and issued 8,912,500 shares of common stock at $12.60 per share. The net proceeds provided by the follow-on offering were approximately $106.0 million. As of September 30, 2005, the Company had $163.3 million in cash and $14.2 million available under its revolving credit facility. The credit facility requires Chautauqua to maintain a specified fixed charge coverage ratio and a debt to earnings leverage ratio. The Company was in compliance with the covenants at September 30, 2005. At September 30, 2005, the Company had a working capital surplus of $62.2 million.

During the nine months ended September 30, 2005, the Company acquired thirty-four aircraft, of which twenty-nine were debt-financed and five were lease-financed. The debt was obtained from a bank and the aircraft manufacturer for fifteen year terms at interest rates ranging from 4.01% to 6.87%. The total debt incurred for the twenty-nine aircraft was $525,533.

Net cash from operating activities was $121.5 million for the nine months ended September 30, 2005. Net cash from operating activities is primarily net income of $42.2 million, depreciation and amortization of $44.0 million and the change in deferred income taxes of $26.9 million.

Net cash used by investing activities was ($147.1) million for the nine months ended September 30, 2005. The net cash used by investing activities consists of the purchase of 29 aircraft, equipment, aircraft deposits  for future deliveries, and other assets from US Airways.

Net cash from financing activities was $142.7 million for the nine months ended September 30, 2005. The net cash from financing activities included $186.8 million net cash proceeds received from two follow-on stock offerings and scheduled debt payments.

The Company currently anticipates that its available cash resources, cash generated from operations and anticipated third-party financing arrangements will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

Aircraft Leases and Other Off-Balance Sheet Arrangements

The Company has significant obligations for aircraft that are leased under operating leases, and therefore, are not reflected as liabilities on its balance sheet. These leases expire between 2009 and 2021. As of September 30, 2005, the Company’s total mandatory payments under operating leases aggregated approximately $905.5 million and total minimum annual aircraft rental payments for the next 12 months under all noncancellable operating leases is approximately $86.6 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities and office equipment. The leases expire through 2015. As of September 30, 2005, the Company’s total mandatory payments under other non-cancelable operating leases aggregated approximately $57.6 million. Total minimum annual other rental payments for the next 12 months are approximately $5.8 million.

Under the Aircraft Agreement, the Company will assume the leases of fifteen ERJ-170 aircraft, which will also be operated by Republic Airline. The transition of all twenty-five aircraft is expected to be completed by September 2006. Republic Airline currently operates three ERJ-170 aircraft on behalf of US Airways.

Purchase Commitments

The Company has substantial commitments for capital expenditures, including for the acquisition of new aircraft. The Company intends to finance these aircraft through long-term loans or lease arrangements, although there can be no assurance the Company will be able to do so.

As of September 30, 2005, the Company had firm orders for seven regional jets, and a commitment from the aircraft manufacturer and a third party to obtain financing for all seven of these aircraft. These commitments are subject to customary closing conditions. The aircraft manufacturer’s aggregate current list price of the seven orders is $188.0 million.

The Company’s commercial commitments at September 30, 2005 include letters of credit totaling $6,777 expiring within one year.

The Company anticipates cash payments for interest for the year ended 2005 to be approximately $57.4 million, and the Company does not anticipate significant tax payments in 2005.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

The Company’s earnings are affected by changes in interest rates due to the amounts of variable rate debt and the amount of cash and securities held. The interest rate applicable to variable rate debt may rise and increase the amount of interest expense. At September 30, 2005, 0.21% of the Company’s total long-term debt was variable rate debt, compared to 0.04% at September 30, 2004. For illustrative purposes only, the Company has estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both the Company’s variable rate long-term debt and cash and securities. Based on this hypothetical assumption, the Company would have incurred an additional $5 in interest expense for the quarter ended September 30, 2005. As a result of this hypothetical assumption, the Company believes it could fund interest rate increases on its variable rate long-term debt with the increased amounts of interest income.

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

There have been no changes in the Company’s internal control over financial reporting that occurred during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At Republic’s Annual Meeting of Stockholders held on August 8, 2005, one proposal was voted upon by the Company’s stockholders. A description of the proposal and a tabulation of the votes follows:

To elect nine directors to hold office until the 2006 Annual Meeting of Stockholders and until their respective successors shall have been duly elected and qualified. All nine nominees were elected:

	For Nominee	Authority Withheld From Nominee
Bryan K. Bedford	26,948,004	5,239,805
Arthur H. Amron	31,201,718	986,091
Lawrence J. Cohen	31,681,066	506,743
Charles E. Davidson	26,924,856	5,262,953
Joseph M. Jacobs	26,924,856	5,262,953
Douglas J. Lambert	31,825,989	361,820
Mark E. Landesman	31,681,006	506,743
Jay L. Maymudes	31,073,518	1,114,291
Mark L. Plaumann	30,475,390	1,712,419

Item 6.	Exhibits
	(a)	Exhibits

	10.1	Amendment No. 11 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of August 30, 2005.*

	10.2	Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of September 2, 2005.*

	10.3	Amendment Number One to Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline., dated as of September 21, 2005.*

	10.4	Global Aircraft Transaction Agreement, by and between Republic Airways Holdings Inc. and US Airways, Inc., dated as of September 21, 2005.*

	10.5	Slot Option Agreement, by and between Republic Airways Holdings Inc. and US Airways, Inc., dated as of September 22, 2005.*

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

31.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

32.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

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

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: November 4, 2005	By: /s/ Bryan K. Bedford
Bryan K. Bedford
Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated: November 4, 2005	By: /s/ Robert H. Cooper
Robert H. Cooper
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)