Form 10-K
REPUBLIC AIRWAYS HOLDINGS INC
filed 2006-02-27
CIK 1159154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
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
Common Stock, par value $.001 per share
Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price of the Common Stock on the NASDAQ National Market System) June 30, 2005
was approximately $470,053,000.

Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of February 1, 2006, 41,837,685 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

	Part I
Item 1.	Business	4
Item 1A.	Risk Factors	17
Item 1B.	Unresolved Staff Comments	27
Item 2.	Properties	27
Item 3.	Legal Proceedings	29
Item 4.	Submission of matters to a Vote of Security Holders	29
	Part II
Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases	30
	Of Equity Securities
Item 6.	Selected Financial Data	31
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 8.	Financial Statements and Supplementary Data	46
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	66
Item 9A.	Controls and Procedures	66
Item 9B.	Other Information	66
	Part III
Item 10.	Directors and Executive Officers of the Registrant	67
Item 11.	Executive Compensation	67
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	67
Item 13.	Certain Relationships and Related Transactions	67
Item 14.	Principal Accountant Fees and Services	67
	Part IV
Item 15.	Exhibits and Financial Statements Schedules	68
Signatures		74-75

EX-10.16(c)	Amendment No. 8 to Loan and Security Agreement, by and between Bank of America, N.A. (successor by assignment to Fleet capital corporation) and Chautauqua airlines, Inc., dated as of November 2, 2005.
EX-10.39(l)	Amendment No. 12 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline, Inc., dated October 7, 2005.
EX-10.39(m)	Amendment No. 13 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline, Inc., dated October 18, 2005.
EX-10.39(n)	Amendment No. 14 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline, Inc., dated November 9, 2005.
EX-10.40(f)	Amendment No. 6 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline, Inc., dated October 18, 2005.
EX-10.40(g)	Amendment No. 7 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic airline, Inc., dated November 9, 2005.
EX-23.1	Consent of Independent Registered Public Accounting Firm
EX-31.1	Certification of Chief Executive Officer
EX-31.2	Certification of Chief Financial Officer
EX 32.1	Certification of Chief Executive Officer
EX-32.2	Certification of Chief Financial Officer

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. Republic Airways Holdings Inc. (the “Company”) may, from time to time, make written or oral forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements encompass our beliefs, expectations, hopes or intentions regarding future events. Words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other terminology to identify forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. Our results could differ materially from those anticipated in these forward-looking statements for many reasons, including, among others, the “Risk Factors” set forth herein.”

PART I
ITEM 1. BUSINESS
General
Overview

Republic Airways Holdings Inc., (“the Company”) is a Delaware holding company organized in 1996 that operates Chautauqua Airlines, Inc., (“Chautauqua Airlines”), Republic Airline Inc. (“Republic Airline”) and Shuttle America Corporation (“Shuttle America”). As of December 31, 2005, we offered scheduled passenger service on approximately 800 flights daily to 78 cities in 33 states, Canada and the Bahamas pursuant to code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), US Airways, Inc. (“US Airways”), Delta Air Lines, Inc. (“Delta”) and United Air Lines, Inc. (“United”). Currently, we provide our four partners with regional jet service, operating as US Airways Express, AmericanConnection, Delta Connection or United Express, including service out of their hubs and focus cities in Boston, Chicago, Columbus, Fort Lauderdale, Indianapolis, New York, Orlando, Philadelphia, Pittsburgh, Washington, D.C., ( Dulles and National ) and St. Louis.

Chautauqua Airlines is our platform for flying the 37 to 50 seat ERJ-145 family of aircraft and as of December 31, 2005, operated 95 aircraft. Shuttle America, which we acquired from an affiliate on May 6, 2005, is our platform for flying 70-seat aircraft and as of December 31, 2005, operated 37 ERJ-170 aircraft. Republic Airline is our platform for aircraft with more than 70 seats, and as of December 31, 2005, Republic Airline operated ten 72-seat ERJ-170 aircraft for US Airways.

In January 2005, the Company and Delta entered into a code-share agreement whereby the Company will operate 16 ERJ-170 aircraft for Delta. As of December 31, 2005, nine of these aircraft have been placed into service.

On June 22, 2005, the Company amended its code-share agreements with United increasing the ERJ-170 fleet from 23 to 28 aircraft and reducing the ERJ-145 fleet from nine to seven aircraft. The five additional ERJ-170 aircraft were all placed into service by December 31, 2005. The two ERJ-145 aircraft were removed from service and added to the Company’s charter operations beginning in November, 2005.

On March 15, 2005, the Company and Wexford Capital LLC, our largest shareholder, entered into an investment agreement with US Airways Group, Inc. and US Airways. The agreement included provisions for the affirmation of an amended Chautauqua code-share agreement, a new jet service agreement for the operation of ERJ-170 and ERJ-190 aircraft, a conditional $125 million equity commitment and up to $110 million in asset related financing. The Bankruptcy Court approved the agreement on March 31, 2005.

On June 23, 2005, the Company received notification from US Airways Group that it would not be requested to make the $125 million equity investment but US Airways notified the Company that it would exercise its right to receive up to $110 million in asset related financing in connection with its reorganization plan.

On September 21, 2005, we and US Airways entered into a global aircraft transaction agreement. Under this agreement, we purchased 10 ERJ-170 aircraft owned by US Airways. We leased the 10 purchased aircraft back to US Airways subject to their transfer to Republic Airline under a 10-year fixed-fee jet service agreement we entered into with US Airways on September 2, 2005. As of December 31, 2005, seven of these aircraft had been transferred to Republic Airline. We also agreed to assume the leases of 15 additional ERJ-170 aircraft operated by US Airways and to enter into new leases for an additional three ERJ-170 aircraft. All 28 aircraft are expected to be in operation with Republic Airline by September 2006. In addition, under a commuter slot option agreement that we and US Airways entered into on September 22, 2005, we purchased 113 commuter slots at Ronald Reagan Washington National Airport and 24 commuter slots at New York-LaGuardia Airport. Republic assigned the right of use for these commuter slots to US Airways and these commuter slots are being operated by US Airways and US Airways Express carriers under a licensing agreement for which US Airways pays us rent. Prior to the expiration of the agreement to license the commuter slots, US Airways has the right to repurchase all, but not less than all, of the Washington and LaGuardia commuter slots at a predetermined price.

From 2001 to 2005, our available seat miles, or ASMs, grew at a compounded annual growth rate of 41.2%. As of December 31, 2005, our operational fleet consisted of 142 aircraft, including 47 ERJ-170, 70-seat and larger regional jets and 95 ERJ-145 family, 37-50 seat regional jets. Further, as of December 31, 2005, and in addition to the 18 regional jets which we will obtain from US Airways, we have agreed to place into service an additional seven ERJ-170 regional jets for Delta through 2006. These seven 70-seat regional jets are covered by firm orders we have with Embraer. We also had four additional firm orders which have not yet been allotted to a major airline partner and options for 35 regional jets as of December 31, 2005. All of the options are for ERJ-170 aircraft, which may be converted to options for ERJ-175, ERJ-190 or ERJ-195 aircraft, which range in size from 78 seats to 110 seats.

We have long-term, fixed-fee regional jet code-share agreements with each of our partners that are subject to our maintaining specified performance levels. Pursuant to these fixed-fee agreements, which provide for minimum aircraft utilization at fixed rates, we are authorized to use our partners' two-letter flight designation codes to identify our flights and fares in our partners' computer reservation systems, to paint our aircraft in the style of our partners, to use their service marks and to market ourselves as a carrier for our partners. In addition, in connection with a marketing agreement among Delta, Continental Airlines and Northwest Airlines, certain of the routes that we fly using Delta's flight designator code are also flown under Continental's or Northwest's designator codes. Our shift from pro-rate revenue sharing agreements to fixed-fee agreements has eliminated our exposure to fluctuations in fuel prices, fare competition and passenger volumes. Our development of relationships with multiple major airlines has enabled us to reduce our dependence on any single airline, allocate our overhead more efficiently among our partners and reduce the cost of our services to our partners.

    For the years ended December 31, 2005 and 2004 respectively, US Airways accounted for approximately 21% and 38% of our passenger revenues, Delta accounted for approximately 34% and 36% of our passenger revenues, American accounted for approximately 13% and 16% of our passenger revenues and United accounted for approximately 32% and 10% of our passenger revenues.

Markets and Routes

Markets

We believe that our development of hub operations in St. Louis with American, in New York, Boston, Indianapolis, Philadelphia, Pittsburgh and Washington, D.C. with US Airways in Orlando, Columbus and Fort Lauderdale with Delta and in Chicago and Washington D.C. with United has been a principal factor in the growth of our flight operations and will facilitate implementation of our growth and operating strategy. As of December 31, 2005, we offered scheduled passenger services on approximately 800 daily flights to 78 cities in 33 states, Canada and the Bahamas. The following illustrates the routes we currently fly for our code-share partners:

Maintenance of Aircraft and Training

Using a combination of FAA certified maintenance vendors and our own personnel and facilities, we maintain our aircraft on a scheduled and "as-needed" basis. We emphasize preventive maintenance and inspect our aircraft engines and airframes as required. We have an agreement with Rolls-Royce to maintain the engines on our ERJ-145 family of regional jet aircraft through November 2012, an agreement with Hamilton Sunstrand to maintain the auxiliary power units, or APUs, on our ERJ-145 family of regional jets through August 2009, agreements with Honeywell to maintain the avionics on our ERJ-145 and ERJ-170 Embraer regional jets, through December 2014, an agreement with Goodrich to maintain wheels and brakes on our ERJ-145 family of regional jet aircraft through June 2014 and an agreement with GE Engine Services to maintain the engines on our ERJ-170 regional jets through December 2014. Under these agreements, we are charged for covered services based on a fixed rate for each flight hour or flight cycle accumulated by the engines or airframes in our service during a month. The rates are subject to annual revisions generally based on the Bureau of Labor Statistics' labor and material indices.

We believe these agreements, coupled with our ongoing maintenance program, reduces the likelihood of unexpected levels of engine, APU and avionics maintenance expense during their term.

We have also developed an inventory of aircraft spare parts and have utilized a computerized tracking system to increase maintenance efficiency and to avoid excess inventories of spare parts.

We perform our heavy and routine maintenance projects at our facilities in Indianapolis, Columbus, Louisville and Orlando, and we perform routine maintenance services from select line maintenance stations.

All mechanics and avionics specialists employed by us have appropriate training and experience and hold required licenses issued by the FAA. We provide periodic in-house and outside training for our maintenance and flight personnel and also take advantage of manufacturer's training programs that are offered when acquiring new aircraft.

We have an agreement with FlightSafety International to provide for aircraft simulator training for all of our pilots. We have no current plans to acquire our own simulator in the near term and believe that FlightSafety or other third party vendors will be able to provide us with adequate and cost effective flight simulator training to implement our growth plans.

Employees

As of December 31, 2005, we employed approximately 3,060 full-time equivalent employees. The following is a table of our principal collective bargaining agreements and their respective amendable dates as of December 31, 2005:

Employee Group	Approximate Number of Full-Time Equivalent Employees	Representing Union	Amendable Date

Pilots	1,300	International Brotherhood of Teamsters Airline Division Local 747	October 2007
Flight Attendants	775	International Brotherhood of Teamsters Airline Division Local 210	September 2009
Customer Service	200	International Brotherhood of Teamsters Airline Division Local 135	December 2005
Dispatchers	60	Transport Workers Union of America Local 540	February 2007

As of December 31, 2005, we had approximately 425 maintenance technicians and other maintenance related personnel, who are not currently represented by any union, and approximately 300 administration and support personnel. Because of the high level of unionization among our employees we are subject to risks of work interruption or stoppage and/or the incurrence of additional expenses associated with union representation of our employees. In connection with our proposed acquisition of 25 additional Embraer regional jets required to meet our obligations under our code-share agreements and related expansion, we anticipate hiring approximately 670 additional employees, many of whom will be represented by a union in their employment. We have never experienced any work stoppages or other job actions and generally consider our relationship with our employees to be good.

Executive Officers of the Company

The following table sets forth information regarding our current executive officers, directors and key employees as of December 31, 2005:

Name	Age	Position

Bryan K. Bedford	44	Chairman of the Board, President and Chief Executive Officer
Robert H. Cooper	46	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Wayne C. Heller	47	Executive Vice President—Chief Operating Officer of Chautauqua
Lawrence J. Cohen	50	Director
Joseph M. Jacobs	52	Director
Douglas J. Lambert	48	Director
Mark E. Landesman	45	Director
Jay L. Maymudes	44	Director
Mark L. Plaumann	50	Director

Bryan K. Bedford joined us in July 1999 as our president and chief executive officer and a member of our board of directors and became chairman of the board in August 2001. From July 1995 through July 1999, Mr. Bedford was the president and chief executive officer and a director of Mesaba Holdings, Inc., a publicly-owned regional airline. He has over 18 years of experience in the regional airline industry, and was named regional airline executive of the year in 1998 by Commuter and Regional Airline News and again in 2005 by Regional Airline World magazine. Mr. Bedford is a licensed pilot and a certified public accountant. He also served as the 1998 Chairman of the Regional Airline Association (RAA), and remains on the Board of Directors of the RAA.

Robert H. Cooper joined us in August 1999 as vice president and chief financial officer. In February 2002, he became executive vice president, chief financial officer, treasurer and secretary and assumed responsibility for all purchasing and material control. He was previously employed with Mesaba Holdings, Inc. from September 1995 through August 1999 as its vice president, chief financial officer and treasurer. Mr. Cooper is a certified public accountant. He has over 13 years experience in the regional airline industry. He has responsibility for financial accounting, treasury, public reporting, investor relations, human resources, information technology, purchasing and material control.

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

Mark L. Plaumann has been a director since June 2002. He is presently a Managing-Member of Greyhawke Capital Advisors LLC, which he co-founded in 1998. From 1995 to 1998, Mr. Plaumann was a Senior Vice President of Wexford Capital LLC. From 1990 to 1995, Mr. Plaumann was employed by Alvarez & Marsal, Inc. as a Managing Director. From 1985 to 1990, Mr. Plaumann worked for American Healthcare Management, Inc., where he attained the position of President. From 1974 to 1985, Mr. Plaumann worked in both the audit and consulting divisions of Ernst & Young, where he attained the position of Senior Manager and he is a certified public accountant. Mr. Plaumann is the Chair of our Audit Committee, is an “audit committee financial expert” and is independent as defined under applicable SEC and Nasdaq rules.

Code-Share Agreements

Through our subsidiaries, we have entered into code-share agreements with US Airways, American, Delta and United that authorize us to use their two-letter flight designator codes ("US," "AA," "DL" and "UA") to identify our flights and fares in their computer reservation systems, to paint our aircraft with their colors and/or logos, to use their service marks and to market and advertise our status as US Airways Express, AmericanConnection, Delta Connection and United Express, respectively. In connection with a marketing agreement among Delta, Continental Airlines and Northwest Airlines, certain of the routes that we fly using Delta's flight designator code are also flown under Continental's or Northwest's designator codes. Under the code-share agreements between our subsidiaries and each of US Airways, American, Delta and United, we are compensated on a fixed-fee basis on all of our US Airways Express, AmericanConnection, Delta Connection and United Express flights. In addition, under our code-share agreements, our passengers participate in frequent flyer programs of the major airline, and the major airline provides additional services such as reservations, ticket issuance, ground support services, commuter slot rights and airport facilities.

US Airways Code-Share Agreements

We have entered into an Amended and Restated Chautauqua Jet Services Agreement with US Airways, dated April 26, 2005. As of December 31, 2005, we operated 30 ERJ-145 regional jets including two spares, under this agreement. The code-share agreement provides that we will operate these aircraft to provide US Airways Express service between US Airways hubs and cities designated by US Airways. As of December 31, 2005, we were providing 250 flights per day as US Airways Express between New York, Boston, Philadelphia, Pittsburgh, Indianapolis, Washington, D.C. and designated outlying cities.

We have also entered into a fixed-fee code-share agreement with US Airways to operate 28 ERJ-170 aircraft on terms substantially similar to those of the ERJ-145 code-share agreement between us and US Airways. Thirteen of the 28 aircraft have been acquired by us, and we will assume the leases of 15 ERJ-170 aircraft from US Airways. We will be subject to monetary penalties if we are unable to transition the subject aircraft by certain specified dates, generally by the end of 2006, subject to certain exclusions.

US Airways provides reservation, check-in, baggage-handling, ground-support and other passenger services, landing slots, gates, tickets, baggage tags, ticket wallets and similar items with respect to such flights and also controls scheduling, ticket prices and seat inventories with respect to such flights. Under the code-share agreement, US Airways retains all passenger, cargo and other revenues associated with each flight, and is responsible for all revenue-related expenses. In exchange for providing the designated number of flights and performing our other obligations under the code-share agreement, we receive compensation from US Airways three times each month in consideration for the services provided under the code-share agreement. We receive an additional amount per available seat mile flown. We also may receive incentives or pay penalties based upon our performance, including fleet launch performance, on-time departure performance and completion percentage rates. These incentive and penalty payments are a relatively small component of the total compensation that we are entitled to receive for each of our flights. Additionally, certain of our operating costs are considered "pass through" costs whereby US Airways has agreed to reimburse us the actual amount of costs we incur for these items. Fuel, landing fees, passenger catering, passenger liability insurance and aircraft property tax costs are pass through costs.

Beginning in May 2005, US Airways elected to provide fuel directly for all of the Company’s US Airways Express aircraft operations. This change eliminated fuel expense and the related fuel reimbursement (previously recorded as revenue) for the US Airways operations. Operating profits are not affected by this change.

The code-share agreements for the ERJ-145 and ERJ-170 regional jets terminate in March  2013 and September 2015, respectively; however, US Airways may terminate the code-share agreements at any time for cause upon not less than 90 days notice and subject to our right to cure under the following conditions:

•
if we fail to perform or observe any material covenant or condition or agreement to be performed or observed by us, provided that if we breach any payment obligation, US Airways has the right to terminate the agreement on 10 days’ prior written notice unless we cure such breach prior to the expiration of 10 days;

•	if our flight completion factor falls below specified percentages during specified periods due to operational deficiencies that are within our control;

•	if our on time departure performance falls below specified percentages during specified periods;

•
if we admit liability or are found liable for any safety infraction by the FAA that could reasonably be expected to lead to the suspension or revocation of our operating certificate or if in US Airways' reasonable opinion we are not complying in any material respect with applicable safety and operational requirements;

•	if we fail to use commercially reasonable efforts to comply with the applicable provisions of the “Jets for Jobs” protocol;

•	if our FAA operating certificate is suspended or revoked; or

•
in the event that we or an affiliate of ours shall have commenced the provision of flight services under the code share between US Airways and Republic Airline and such agreement is subsequently terminated, among other things.

In addition, if there is a regulatory change that materially and adversely affects the economic value of the agreement to us or US Airways, and we are unable to agree to amendments to the code-share agreement to alleviate those regulatory changes within 30 days, the party materially and adversely affected may terminate the agreement upon not less than 90 days notice.

In certain circumstances, US Airways has the right to terminate from service up to five, or in other circumstances, up to 15 regional jet aircraft. In no event is US Airways able to terminate more than two aircraft in any calendar month. We have the right to terminate from service a specified number of regional jet aircraft (not to exceed 15 aircraft).

In general, we have agreed to indemnify US Airways and US Airways has agreed to indemnify us for any damages caused by any breaches of our respective obligations under the code-share agreement or caused by our respective actions or inactions under the code-share agreement.

US Airways pays us three times each month in advance based on agreed assumptions, which amount is reconciled at the end of the month based on actual flight activity. The code-share agreement requires US Airways to pay our fixed costs and per aircraft per day costs for a specified period of time in the event of a grounding of the Embraer regional jets as a result of a design or manufacturing defect or a strike by our employees. If we do not perform the services under the agreement due to our failure to maintain the aircraft or comply with FAA regulations, US Airways is not required to make any payments to us under the agreement during that time period. If we cannot provide services for any other reason, including a US Airways strike, US Airways is required to pay us during that time period the costs which are not dependent on operation of the aircraft.

Under a commuter slot option agreement that we and US Airways entered into on September 22, 2005, we purchased 113 commuter slots at Ronald Reagan Washington National Airport and 24 commuter slots at New York-LaGuardia Airport. Republic assigned the right of use for these commuter slots to US Airways and these commuter slots are being operated by US Airways and US Airways Express carriers under a licensing agreement for which US Airways pays us rent. Prior to the expiration of the agreement to license the commuter slots, US Airways has the right to repurchase all, but not less than all, of the Washington and LaGuardia commuter slots at a predetermined price.

The American Code-Share Agreement

As of December 31, 2005, we operated 15 ERJ-140 regional jets for American under a fixed-fee code-share agreement and provided 90 flights per day between St. Louis and designated outlying cities.

American provides reservation services, tickets, baggage handling, ticket jackets and similar items with respect to such flights and also controls scheduling, ticket prices and seat inventories with respect to such flights. In exchange for providing the designated number of flights and performing our other obligations under the code-share agreement, we receive from American a fixed-fee per block hour flown in revenue service. We are also eligible to receive semi-annual per passenger incentives based upon on-time performance, flight completion rates, lack of complaints and correct baggage handling. Conversely, we must pay semi-annual per passenger penalties should our performance not meet minimum standards for on-time performance, flight completion rates, complaints and correct baggage handling. Under the code-share agreement, American retains all passenger, certain cargo and other revenues associated with each flight, and is responsible for all revenue-related expenses. We share revenue with American for certain cargo shipments. Additionally, certain operating costs are considered "pass through" costs and American has agreed to reimburse us the actual amount of costs we incur for these items. Fuel, landing fees, property and liability insurance and aircraft property tax costs are pass through costs. Aircraft lease payments are also considered a pass through cost, but are limited to a specified limit with respect to the first 20 aircraft put into service for American. American pays us periodically throughout the month on an agreed schedule, subject to American's right to offset amounts we owe them under the code-share agreement.

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

Under the terms of the code-share agreement, we are required at specified locations to provide ground support and other passenger services at our expense, and American is required to provide those services at their expense at other locations. At the hub in St. Louis, we are responsible for providing gate operations, security and leasing facilities (which are leased from American) until March 5, 2006, when we will no longer provide these services and American is responsible for providing ticketing services and de-icing for the aircraft. Certain costs of personnel training are shared with American.

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

At any time that we enter into an agreement with a third party for code-share using ERJ-140 aircraft, we must offer American the right, on an all or nothing basis, to amend the code-share agreement to incorporate the terms of the agreement with the third party. However, this provision does not apply to our existing arrangements with US Airways to supply additional aircraft. If American elects to incorporate the terms of the agreement with the third party, those terms will govern all of the aircraft covered by the code-share agreement. If we reach an agreement in principle with a third party to provide service using an aircraft other than an ERJ-140 aircraft, we are required to offer the right of first refusal to American on a one time basis to enter into that agreement. American can only exercise their right of first refusal on an all or nothing basis, and American must have previously exercised, or agree to exercise, all of its outstanding options for aircraft under the terms of the existing code-share agreement.

Should we have aircraft in excess of our operational needs, we have granted American a right of first refusal to use those aircraft pursuant to the terms of the code-share agreement. In addition, should American require more than 25 regional jets to fly under its AmericanConnection code out of St. Louis, American has agreed to grant us a right of first refusal to supply up to five additional ERJ-140 aircraft at our election.

Under the code-share agreement, we are required to have specified terms in the leases of our aircraft. These terms include a limit on the minimum term of the lease, a clause permitting assignment to American without penalty and under identical terms, certain return conditions and a purchase option on terms acceptable to American. We also cannot amend any of the ERJ-140 leases without American's prior consent, such consent not to be unreasonably withheld.

If American terminates the code-share agreement for cause, American has a call option to require that we assign to American all of its rights under the leases of aircraft, and to lease to American the aircraft to the extent we own them, used at that time under the code-share agreement. If American exercises their call option, we are required to pay certain maintenance costs in transferring the aircraft to American's maintenance program.

If American terminates the code-share agreement without cause, we have the right to put the leases of the aircraft, or to lease the aircraft to them to the extent owned by us, used under the code-share agreement to American. American also has a call option to require us to assign to American these leases. If we exercise our put or American exercises their call, both parties are obligated to implement a schedule to terminate the code-share agreement in an orderly fashion and transition the aircraft from us to American. With the exception of performance incentives, which are deemed inapplicable during such transition, the term of the code-share agreement is deemed to continue during the transition period. Moreover, we would be entitled to receive payments of fixed costs and reimbursement of pass-through costs during such period.

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

In October, 2004, in order to accommodate American with respect to its scope restrictions, we agreed to modify our Agreement with American to preclude the continued use of larger regional jets on our Chautauqua Airlines Air Carrier Operating Certificate. Between October 2004 and September 2005, we paid $6.7 million in penalties in connection with our operation of ERJ-170 aircraft by Chautauqua Airlines.

The Delta Code-Share Agreements

As of December 31, 2005, we operated 15 ERJ-135 aircraft and 24 ERJ-145 aircraft, including two spares, for Delta under a fixed-fee code-share agreement. As of December 31, 2005, we provided 258 flights per day as Delta Connection between Cincinnati, Orlando and Fort Lauderdale and designated outlying cities. In connection with a marketing agreement among Delta, Continental Airlines and Northwest Airlines, certain of the routes that we fly using Delta's flight designator code are also flown under Continental's or Northwest's designator codes.

In January 2005, we entered into a fixed-fee code-share agreement with Delta to operate 16 ERJ-170 aircraft on terms substantially similar to those of the code-share agreement between Chautauqua and Delta. As of December 31, 2005, we operated nine ERJ-170 aircraft.

The code-share agreements for the ERJ-135/145 and ERJ-170 regional jets terminate in May 2016 and January 2019, respectively. Delta may terminate the code-share agreements at any time, with or without cause, if it provides us 180 days written notice, provided that such notice shall not be given prior to 2009 for the ERJ-135/145 regional jet agreement and 2013 for the ERJ-170 regional jet agreement..

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

Certain of our operating costs are considered "pass through" costs, whereby Delta has agreed to reimburse us the actual amount of costs we incur for these items. Fuel, engine maintenance expenses, landing fees, passenger liability insurance, hull insurance, war risk insurance, de-icing costs, and aircraft property taxes are some of the pass through costs. Aircraft rent/ownership expenses are also considered a pass through cost, but the reimbursement is limited to specified amounts for certain aircraft.

The fixed rates payable to us by Delta under the code-share agreement have been determined through the term of the code-share agreement and are subject to annual escalation. Certain costs, including fuel costs, aircraft ownership and financing costs (subject to limitation), landing fees, property and liability insurance, aircraft property taxes and de-icing costs, are adjusted on a monthly basis for differences between the actual costs and the assumed costs. In the event we are unable to operate the aircraft due to a strike, labor dispute, work stoppage or similar event, that is substantially within our control, or caused by some action or inaction by us or relates to the aircraft we operate for Delta, Delta is not obligated to pay us pursuant to the code-share agreement. However, if we cannot operate the aircraft due to a strike, labor dispute, work stoppage or similar event that is substantially within the control of Delta, or caused by some action or inaction by Delta, Delta shall still be obligated to pay us the fixed amounts due under the agreement, plus monthly and semi-annual incentive payments if we achieve certain milestones. If we cannot operate the aircraft due to an event that is not substantially within the control of either us or Delta, or caused by some action or inaction of either us or Delta, Delta is only obligated to pay us our fixed costs and our pass through costs during the period in which we cannot operate the flights for Delta.

Under the terms of the code-share agreement, except for (1) the aircraft we currently operate for US Airways and American, (2) the additional aircraft allocated to US Airways and American under our existing code-share agreements and (3) other limited exceptions, we have agreed to list its flights only under Delta's code during the term of our code-share agreement with them unless we obtain prior written approval from Delta. Delta granted written approval of our entry into a code-share agreement with United in February 2004. If we enter into a new code-share agreement with Delta's permission, we remain prohibited from operating any aircraft for the new code-share partner into or out of several major metropolitan airports. During the term of the code-share agreement, we may not operate any flights under our own flight designator code into or out of several major metropolitan airports unless that flight is flown under its code for one of our existing code-share partners and that partner remains obligated to compensate us for operating that flight.

Pursuant to the terms of the code-share agreement, Delta has the right, prior to the entrance by us into an agreement with a third party to operate aircraft that we previously operated for another existing code-share party for that third party or for us, to purchase, lease or code-share (or any combination thereof) such repositioned aircraft on terms no less favorable than those offered to the third party. If Delta does not exercise this right within a specified amount of time, we will be permitted to enter into the arrangement with the third party, but we will be prohibited during the term of the code-share agreement with Delta from flying more than a specified number of flights per day with such repositioned aircraft into each of several major metropolitan airports without Delta's prior written consent.

For each additional aircraft put into service for Delta beyond the initial 22, Delta receives a warrant to purchase 60,000 shares of our common stock. In accordance with this provision, on February 3, 2003 we granted Delta a warrant to purchase 720,000 shares of common stock, on October 1, 2003 we granted Delta a warrant to purchase an additional 300,000 shares of common stock and on March 10, 2004 we granted Delta a warrant to purchase an additional 480,000 shares of common stock. In December 2004, the parties agreed to reduce the amount of such warrants by 45%. In addition, in December 2004, we issued Delta a warrant for 960,000 shares in connection with Delta entering into a code-share agreement with us.

For illustrative purposes only, we estimate that, should Delta acquire all of the common stock they are entitled to acquire under their warrants and assuming the warrant shares are 100% vested, Delta will own approximately 7.6% of our common stock.

The initial term of the ERJ-135/145 code-share agreement is until May 31, 2016. At the end of the term, Delta has the right to extend the agreement for an additional five years on the same terms and conditions. If either we or Chautauqua enter into a merger where we are not the surviving entity or the ultimate beneficial ownership of the surviving entity following a merger is not substantially similar (i.e., at least 75% common ownership) to the ultimate beneficial ownership of us or Chautauqua prior to the merger (which we refer to as a merger), or if a party acquires more than 49% of our voting power or outstanding common stock or that of Chautauqua (with limited exceptions) (which we refer to as a change in control), Delta shall have the right to extend the term of the code-share agreement for an additional ten years beyond the applicable termination date of the agreement.

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

• if there is a change in control of us;

• if there is a merger involving us;

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

Subject to the right of first refusal that we granted to American pursuant to our code-share agreement with them, should we receive an offer, bid or other expression of inquiry from a third party to purchase, lease, sublease, encumber or otherwise acquire any interest in, or to operate on behalf of a third party, any aircraft that it owns or leases, which we desire to accept, we have granted to Delta a right of first refusal to acquire the aircraft which we desire to dispose of on the same terms as those offered to us by the third party.

At any time that we enter into an agreement in principle with a third party for a code-share (or similar) relationship using ERJ-135 or ERJ-145 aircraft, other than certain permitted amendments to our pre-existing code-share agreements, we must offer Delta the right, on an all or nothing basis, to amend the code-share agreement to incorporate the terms of the agreement with a third party. If Delta elects to incorporate the terms of the agreement with the third party, those terms will govern all of the aircraft covered by the code-share agreement.

The United Code-Share Agreements

      We have entered into fixed-fee code-share agreements with United to operate seven ERJ-145 aircraft and 28 ERJ-170 aircraft to provide United Express Service in markets to be determined by United. As of December 31, 2005, we provided 188 flights per day as United Express between Chicago, Washington D.C. and designated outlying cities.

United provides reservation, check-in, ground-support and other passenger services and also controls seat inventories. Under the code-share agreements, United retains all air fares, cargo rates, mail charges and other revenues associated with each flight, and is responsible for revenue-related expenses. In exchange for providing the designated number of flights and performing our obligations under the code-share agreements, we receive from United compensation of a fixed-fee per completed block hour, fixed-fee per completed departure, fixed-fee per passenger, fixed-fee for overhead and aircraft costs, and one-time start-up costs. We receive incentives based upon its performance, including controllable flight completion percentage rates, on-time percentage rates, mishandled bags percentage rates, and customer responses to surveys about their intent to reuse United Express.

The fixed rates that we receive from United under the code-share agreements are annually adjusted in accordance with an agreed escalation formula. Additionally, certain of our operating costs are considered "pass through" costs whereby United has agreed to reimburse us the actual amount of costs it incurs for these items. Fuel and oil, landing fees, war risk insurance, liability insurance and aircraft property taxes are pass through costs.

The agreements terminate on June 30, 2014 and June 30, 2015. United has the option of extending the agreement for five (5) years or less; however, the ERJ-145 code-share agreement may be terminated by United upon 18 months prior written notice provided that such notice shall not be delivered prior to December 31, 2008. In addition, the code-share agreements may be terminated under the following conditions:

• if either party becomes insolvent, is not regularly paying its bills when due without just cause, takes any step leading to its cessation as a going concern, makes an assignment of substantially all of its assets for the benefit of creditors or a similar disposition of the assets of the business, or either ceases or suspends operations; or

• if either party fails to fulfill an obligation under the code-share agreements for a period of thirty days after written notice to cure.

United also may terminate the code-share agreements upon at least thirty days notice and subject to our right to cure under the following conditions:

• Our operations fall below a certain performance level for a period of three consecutive months or for a period of six months within a twelve-month period regarding controllable flight completion, mishandled bags and on-time performance; or

• We knowingly maintain falsified books or records or submit false reports of a material nature.

United may immediately terminate the code-share agreements if we operate, except pursuant to preexisting agreements with US Airways and Delta, any additional regional jets or turboprop aircraft pursuant to a marketing or code-share relationship with any party other than United to provide hub service at United’s hubs in Denver, Los Angeles, San Francisco, Chicago, Washington, D.C. or Seattle. We also cannot engage or attempt to engage, on its behalf or on behalf of a third party, in the business of providing air transportation at any of United’s hubs or for any carrier that has or attempts to have hub operations at any of United’s hubs, or operate any additional regional jets or turboprops with any party other than United to provide hub service at United’s hubs.

United has a call option to assume our ownership or leasehold interest in certain aircraft if we wrongfully terminate the code-share agreements or if United terminates the agreements for our breach for any one of the following reasons:

• Our operations fall below a certain performance level for a period of three consecutive months or for a period of six months within a 12-month period regarding controllable flight completion and on-time performance;

• We enter into a new code-share with another airline in breach of the United code-share agreement; or

• Our operating certificate is revoked or suspended by the FAA, for safety issues or concerns, for a period of four consecutive months.

The call option is governed by certain limitations relating to the number of aircraft for which the call option is exercised, notice requirements, indemnification in the event of a lease assumption, calculation of the purchase price in the event of a sale, payment of aircraft ownership costs, delivery of spare parts and reimbursement of prepaid rent.

If we enter into certain corporate transactions, including a merger, sale of substantially all of our or our subsidiaries assets, or issuance or sale of stock of us or our subsidiaries representing 20% beneficial ownership or voting control, then we must grant United a right of first refusal to enter into the proposed transaction on the same or comparable terms. If United and we cannot agree on the terms, then we can enter into the transaction with a third party, but not on terms more beneficial to the third party than those that were offered to United.

In general, we have agreed to indemnify United and United has agreed to indemnify us for any damages caused by any breaches of each party's respective obligations under the code-share agreement or caused by each party's respective actions or inactions under the code-share agreement.

United will pay aircraft ownership costs and reserves the right to finance any aircraft allocated for United Express services, subject to certain limitations. In addition, United will have the right to recall furloughed pilots required to be hired by us. Except for certain exceptions, United does not have a right to early termination of the ERJ-170 code-share agreement.

We have assigned the obligation to operate some or all of the aircraft to be operated under this code-share agreement from Republic Airline to Shuttle, after obtaining United’s approval.

Competition and Economic Conditions

The airline industry is highly competitive. We not only compete with other regional airlines, some of which are owned by or are operated as code-share partners of major airlines, but also face competition from low-fare airlines and major airlines on some of our routes.

The principal competitive factors in the regional airline industry are location, fare pricing, frequent flyer loyalty programs, customer service, routes served, flight schedules, aircraft types and code-share relationships. Certain of our competitors are larger and have significantly greater financial and other resources than we do. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats.

Generally, the airline industry is highly sensitive to general economic conditions, in large part due to the discretionary nature of a substantial percentage of both business and pleasure travel. In the past, many airlines have reported decreased earnings or substantial losses resulting from periods of economic recession, heavy fare discounting, high fuel prices and other factors. Economic downturns combined with competitive pressures have contributed to a number of bankruptcies and liquidations among major and regional carriers. The effect of economic downturns is somewhat mitigated by our fixed-fee arrangements with respect to our flights. In addition, if our major airline code-share partners remain financially strained by low ticket prices or high fuel prices, they will likely seek to reduce our fixed-fees or cancel a number of flights in order to reduce their costs.

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

ITEM 1A. RISK FACTORS

The following risk factors, in addition to the information discussed elsewhere herein, should be carefully considered in evaluating us and our business:

Risks Related To Our Operations

We are dependent on our code-share relationships with our major partners.

We depend on relationships created by our regional jet code-share agreements with US Airways, American, Delta and United for all of our passenger revenue. Any material modification to, or termination of, our code-share agreements with any of these partners could have a material adverse effect on our financial condition, results of our operations and the price of our common stock. Each of the code-share agreements contains a number of grounds for termination by our partners, including our failure to meet specified performance levels. In addition, American may terminate its code-share agreement without cause upon 180 days notice, provided such notice may not be given prior to September 30, 2008. If American terminates its code-share agreement for cause, it has the right to require us to assign to them our leases of all ERJ-140 regional jets then operating under the code-share agreement or to lease such jets to them to the extent we own them. If American terminates our code-share agreement other than for cause, we have the right to require American to assume our leases of all ERJ-140 regional jets then operating under the code-share agreement, or to lease such jets from us to the extent we own them. Delta may partially or completely terminate its code-share agreement with respect to the ERJ-135/145 aircraft, with or without cause, on 180 days written notice at any time after November 2009, and may partially or completely terminate its code-share agreement with respect to the ERJ-170 aircraft, with or without cause, on 180 days written notice at any time after July 2012. If Delta exercises this right under either agreement or if we terminate either agreement for cause, we have the right to require Delta either to purchase, sublease or assume the lease of aircraft leased by us with respect to any of the aircraft we previously operated for Delta under that agreement. If we choose not to exercise this right, or if Delta terminates either agreement for cause, Delta may require us to sell or sublease to it or Delta may assume the lease of aircraft leased by us with respect to any of the aircraft we previously operated for it under that agreement. In addition, our code share agreements with Delta have not been and may not be assumed by Delta in bankruptcy and may be modified or terminated. United may terminate its code-share agreement with respect to the ERJ-145 aircraft without cause on 18 months prior written notice, provided that such notice may not be delivered prior to December 31, 2008. If we wrongfully terminate our code-share agreement, breach certain provisions thereof or fall below certain minimum operating thresholds for three consecutive months or any six month period in a rolling 12 month period, United can assume our ownership or leasehold interests in the jets we operate for them.

In addition, because substantially all of our passenger revenues are currently generated under the code-share agreements, if any one of them is terminated, our operating revenues and net income will be materially adversely affected unless we are able to enter into satisfactory substitute arrangements or, alternatively, fly under our own flight designator code, including obtaining the airport facilities and gates necessary to do so. We cannot assure you that we would be able to enter into substitute code-share arrangements, that any such substitute arrangements would be as favorable to us as the current code-share agreements or that we could successfully fly under our own flight designator code.

For the years ended December 31, 2005 and 2004, respectively, US Airways accounted for approximately 21% and 38% of our passenger revenues, Delta accounted for approximately 34% and 36% of our passenger revenues, American accounted for approximately 13% and 16% of our passenger revenues and United accounted for approximately 32% and 10% of our passenger revenues. We have granted to Delta warrants to purchase an aggregate of 3,435,000 shares of our common stock. The exercise prices of these warrants range from $11.60 to $13.00 per share. In addition, beyond the 16 aircraft that we are contractually committed to place into service for Delta through 2006, Delta is entitled to a warrant to purchase 60,000 shares of our common stock for each additional aircraft we place into service for it. The exercise price of each of these warrants will be the lower of the then current market price of our common stock or the average of the closing prices of our common stock for the 30 days prior to such aircraft being placed into service.

Our code-share agreement with Delta will be terminated if Delta does not emerge from bankruptcy.

  Delta is attempting to reorganize its business under Chapter 11 of the bankruptcy code. Under the terms of our code-share agreement with Delta, if the plan of reorganization is not confirmed in Chapter 11 bankruptcy or if the bankruptcy is converted to liquidation under Chapter 7 of the bankruptcy code, then our code-share agreements will be terminated. If the agreements are terminated, we must still accept for delivery the aircraft which had not been delivered but that we would have flown for that airline. Although we are entitled to recoup certain expenses in connection with the aircraft, including certain fees paid to the manufacturer as well as our ownership costs of the aircraft for a transitional period of time, a termination of these agreements could have a material adverse effect on our financial condition, operating revenues and net income unless we are able to enter into satisfactory substitute arrangements for the utilization of these aircraft by other code-share partners, or, alternatively, obtain the airport facilities and gates and make the other arrangements necessary to fly under our own flight designator code. We cannot assure you that we would be able to enter into substitute code-share arrangements, that any such substitute code-share arrangements would be as favorable to us as the current code-share arrangements with Delta, or that we could, in the alternative, successfully fly under our own flight designator code.

We may be unable to redeploy smaller aircraft removed from service in response to our code-share partners' demand for larger aircraft.

Certain of our code-share partners have requested that we replace ERJ-145 and smaller aircraft with larger regional jets. To the extent that we agree to remove an ERJ-145 or smaller aircraft from service, we must either sell or sublease the aircraft to another carrier or redeploy it in order to cover our carrying expenses for that aircraft. Our inability to sell, sublease and/or redeploy aircraft that have been removed from service could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

If the financial strength of any of our code-share partners decreases, our financial strength is at risk.

We are directly affected by the financial and operating strength of our code-share partners. In the event of a decrease in the financial or operational strength of any of our code-share partners, such partner may be unable to make the payments due to us under its code-share agreement. In addition, it may reduce utilization of our aircraft to the minimum levels specified in the code-share agreements. US Airways and United recently emerged from bankruptcy, and Delta has filed to reorganize its business under Chapter 11 of the bankruptcy code. In addition, it is possible that any code-share agreement with a code-share partner that files for reorganization under Chapter 11 of the bankruptcy code may not be assumed in bankruptcy and could be modified or terminated. Any such event could have an adverse effect on our operations and the price of our common stock. Our code-share agreements with Delta have not yet been assumed. As of February 1, 2006, Standard & Poor's and Moody's, respectively, maintained ratings of B- and Ba2 for US Airways, B- and Caa2 for AMR Corp., the parent of American, D and C for Delta and D and B1 for UAL Corp., the parent of United.

Our code-share partners may expand their direct operation of regional jets thus limiting the expansion of our relationships with them.

We depend on major airlines like US Airways, American, Delta and United electing to contract with us instead of purchasing and operating their own regional jets. However, some major airlines own their own regional airlines and operate their own regional jets instead of entering into contracts with us or other regional carriers. For example, American and Delta have acquired many regional jets which they fly under their affiliated carriers, American Eagle, with respect to American, and Comair, with respect to Delta. In addition, US Airways is operating regional jets through its PSA subsidiary. We have no guarantee that in the future our code-share partners will choose to enter into contracts with us instead of purchasing their own regional jets or entering into relationships with competing regional airlines. They are not prohibited from doing so under our code-share agreements. In addition, US Airways recently announced that, pursuant to an agreement with its pilots, US Airways will not enter into agreements with its regional affiliates to fly ERJ-190 and higher capacity regional jets and it is possible that our other partners will make the same decision. A decision by US Airways, American, Delta or United to phase out our contract based code-share relationships and instead acquire and operate their own regional jets or to enter into similar agreements with one or more of our competitors could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

Any labor disruption or labor strikes by our employees or those of our code-share partners, including Delta's pilots, would adversely affect our ability to conduct our business.

All of our pilots, customer service employees, flight attendants and dispatchers are represented by unions. Collectively, these employees represent approximately 76% of our workforce as of December 31, 2005. Although we have never had a work interruption or stoppage and believe our relations with our unionized employees are generally good, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. If we are unable to reach agreement with any of our unionized work groups on the amended terms of their collective bargaining agreements, we may be subject to work interruptions and/or stoppages. Any sustained work stoppages could adversely affect our ability to fulfill our obligations under our code-share agreements and could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

              Under the terms of our jet code-share agreement with US Airways, if we are unable to provide scheduled flights as a result of a strike by our employees, it is only required to pay us for certain fixed costs for specified periods. Under the terms of the code-share agreements with American, Delta and United, none of them are required to pay us any amounts during the period our employees are on strike and we are unable to provide scheduled flights. A sustained strike by our employees would require us to bear costs otherwise paid by our code-share partners.

In addition, a labor disruption other than a union authorized strike may cause us to be in material breach of our code-share agreements, all of which require us to meet specified flight completion levels during specified periods. Our code-share partners have the right to terminate their code-share agreements if we fail to meet these completion levels.

Delta's pilots have threatened to strike if Delta is successful in rejecting the pilots' labor agreement. Such a strike would most likely cause Delta to suspend operations for at least the length of the strike and, consequently, could force Delta to liquidate. In the event of such a strike and/or liquidation of Delta, our financial condition, results of operations and the price of our common stock would be adversely affected.

Our current growth plans may be materially adversely affected by substantial risks, some of which are outside of our control.

In addition to the remaining 18 Embraer ERJ-170 aircraft which will be transitioned from US Airways, we plan to acquire an additional 11 Embraer ERJ-170 regional jets by the end of 2006, all of which are subject to firm orders. Of these aircraft, four aircraft, are not yet allocated to any of our partners. We have financing commitments in place for all of these firm orders. If we are incorrect in our assessment of the profitability and feasibility of our growth plans, if circumstances change in a way that was unforeseen by us or if we are unable to consummate financing for these aircraft, we may not be able to grow as planned.

Under our code-share agreements, as of December 31, 2005 we were obligated to place in service an additional 25 Embraer regional jets through 2006 at an aggregate cost (excluding the cost of acquiring the aircraft and related parts) to us of approximately $6.3 million. These costs, which are related to the acquisition of these aircraft, include the acquisition of related additional ground and maintenance facilities and support equipment, the employment of approximately 670 additional employees and the integration of those aircraft, facilities and employees into our existing operations.

As of December 31, 2005, we had four firm orders and options to purchase an aggregate of 35 regional jets from Embraer, in addition to the 18 regional jets which we will obtain from US Airways and the seven regional jets we will fly for Delta. If we choose to exercise options to purchase aircraft from Embraer prior to obtaining a commitment from existing or future code-share partners to place the aircraft in service, we will be obligated to purchase the aircraft from Embraer and to bear the cost of operation even if we cannot place the aircraft in service with a code-share partner, which could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

Our ability to manage our growth effectively and efficiently requires us to continue to forecast accurately our equipment and human resources needs and to continue to expend funds to improve our operating, financial and management controls, reporting systems, procurement process and procedures. In addition, we must effectively expand, train and manage our employee base, which could be costly. Our growth will place a significant strain on our management and other corporate resources. If we are unable to manage our anticipated growth effectively and efficiently, our business could be harmed.

Our growth plans may be adversely affected by our code-share agreements with American and Delta. Our American agreement requires us to provide regional airline services exclusively for American at its St. Louis hub and within 50 statute miles of that hub. This agreement also prohibits us from providing competing regional hub services at Memphis, Nashville and Kansas City and means that, without American's consent, we are prohibited from operating flights under our own flight designator code or on behalf of any other air carrier providing "hub" services in or out of these airports. Chautauqua's Delta agreement prohibits it from conducting code-share flying into several major metropolitan airports, except under its existing code-share agreements with American and US Airways. Pursuant to the terms of Chautauqua's code-share agreement with Delta, it is prohibited from operating aircraft other than for Delta except for (1) those it operates for its existing code-share partners, (2) the additional aircraft it may operate under its existing agreements and (3) aircraft subject to other limited exceptions. Furthermore, pursuant to the terms of our code-share agreements with United, except for our current code-share flying, we are prohibited from operating 50 seat or larger regional jets or turboprops from United’s current hub airports. United’s hub airports are Denver, Washington Dulles, Los Angeles, Chicago O'Hare, Seattle and San Francisco.

Our code-share partners may be restricted in increasing the level of business that they conduct with us, thereby limiting our growth.

In general, the pilots' unions of certain major airlines have negotiated collective bargaining agreements that restrict the number and/or size of regional aircraft that a particular carrier may operate. A "scope" clause in US Airways' current collective bargaining agreement with its pilots prevents US Airways from using more than 465 large regional jets not flown by its pilots in its operations. For purposes of this limitation, a large regional jet is an aircraft configured with 86 or more passenger seats. There are no quantity limitations in the US Airways “scope” limitations for small regional jets. For purposes of this “scope” restriction, a small regional jet is defined as any aircraft configured with 78 or fewer seats. US Airways can outsource up to an additional 55 aircraft, including the ERJ-175 and CRJ-900, configured with more than 78 seats but less than 90 seats, subject to certain limitations. We cannot assure you that US Airways will contract with us to fly any additional aircraft. Our ability to participate in additional regional jet flying for US Airways is subject to the further limitation that we employ furloughed US Airways pilots. Our utilization of US Airways pilots was approved by our pilots union; however, they limited their approval to 80 additional aircraft for US Airways which includes the 25 ERJ-170s which we will obtain from US Airways. A "scope" clause in American's current collective bargaining agreement with its pilots limits it from operating regional jets having 51 or more seats. A "scope" clause in Delta's current collective bargaining agreement with its pilots restricts it from operating regional jets having more than 70 seats and limits it from operating more than 125, or under certain circumstances, 150, regional jets having 70 seats. United’s "scope" limitations restrict it from operating aircraft configured with more than 70 seats or any aircraft weighing more than 83,000 pounds.

American's "scope" limitations further limit its code-share partners, in our case Chautauqua, from operating regional jets with 51 or more seats even for partners other than American. Delta's "scope" limitations restrict its partners from operating aircraft with over 70 seats even if those aircraft are operated for an airline other than Delta. Neither US Airways nor United have similar "scope" limits on the size of aircraft we can operate for our other code-share partners.

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

The airline business is very capital intensive and, as a result, many airline companies are highly leveraged. During the years ended December 31, 2005 and 2004, our mandatory debt service payments totaled $53.4 million and $47.4 million, respectively, and our mandatory lease payments totaled $82.0 million and $77.8 million, respectively. We have significant lease obligations with respect to our aircraft, which aggregated approximately $883.6 million at December 31, 2005 and $793.0 million at December 31, 2004. Our current growth strategy involves the acquisition by purchase or lease of at least 26 more Embraer regional jets through 2006, including 15 which we will obtain from US Airways, all of which we will place in service for US Airways and Delta under our existing code-share agreements with them, except for four which are not yet allocated. Embraer's current aggregate list price for the 11 Embraer regional jets that we will acquire from Embraer is approximately $296.0 million. We expect to lease or otherwise acquire on credit a substantial portion of these Embraer regional jets, which will increase significantly our mandatory lease and debt service payments.

There can be no assurance that our operations will generate sufficient cash flow to make such payments or that we will be able to obtain financing to acquire the additional aircraft or make other capital expenditures necessary for our expansion. If we default under our loan or lease agreements, the lender/lessor has available extensive remedies, including, without limitation, repossession of the respective aircraft and other assets and, in the case of large creditors, the effective ability to exert control over how we allocate a significant portion of our revenues. Even if we are able to timely service our debt, the size of our long-term debt and lease obligations could negatively affect our financial condition, results of operations and the price of our common stock in many ways, including:

• increasing the cost, or limiting the availability of, additional financing for working capital, acquisitions or other purposes;

• limiting the ways in which we can use our cash flow, much of which may have to be used to satisfy debt and lease obligations; and

•adversely affecting our ability to respond to changing business or economic conditions or continue our growth strategy.

If we need funds and cannot raise them on acceptable terms, or at all, we may be unable to realize our current plans or take advantage of unanticipated opportunities and could be required to slow or stop our growth.

We currently depend on Embraer to supply us with the aircraft we require to expand.

As of December 31, 2005, we were obligated under our code-share agreements to place an additional 25 Embraer regional jets in service through 2006, including the 18 Embraer regional jets which we will obtain from US Airways. The remaining seven regional jets are subject to firm orders. We have financing commitments in place for all seven of these aircraft, which will be placed into service with Delta. We also have four additional firm orders and 35 options to acquire regional jets that are exercisable through September 2007. We are dependent on Embraer as the manufacturer of all of these jets. Our risks in relying on a single manufacturer include:

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

Further, ERJ-170 aircraft began operating in the commercial airline market in February 2004. As a new product, these aircraft have been, and may continue to be, subject to unforeseen manufacturing and/or reliability issues.

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

Our agreements with US Airways, American, Delta and United require each of them to schedule our aircraft to a minimum level of utilization. However, the aircraft have historically been utilized more than the minimum requirement. Even though the fixed-fee rates adjust, either up or down, based on scheduled utilization levels or require a fixed amount per day to compensate us for our fixed costs, if our aircraft are at or below the minimum requirement (including taking into account the stage length and frequency of our scheduled flights) we will likely lose both the opportunity to recover a margin on the variable costs of flights that would have been flown if our aircraft were more fully utilized and the opportunity to earn incentive compensation on such flights. For example, as a result of Delta's bankruptcy, Delta has begun to utilize our smaller aircraft at less than historical levels.

Increases in our labor costs, which constitute a substantial portion of our total operating costs, will directly impact our earnings.

Labor costs constitute a significant percentage of our total operating costs, and we have experienced pressure to increase wages and benefits for our employees. Under our code-share agreements, our reimbursement rates contemplate labor costs that increase on a set schedule generally tied to an increase in the consumer price index or the actual increase in the contract. We are entirely responsible for our labor costs, and we may not be entitled to receive increased payments for our flights if our labor costs increase above the assumed costs included in the reimbursement rates. As a result, a significant increase in our labor costs above the levels assumed in our reimbursement rates could result in a material reduction in our earnings. We have collective bargaining agreements with our pilots, customer service employees, flight attendants and dispatchers. Our customer service agents, pilots, dispatchers and flight attendant agreements are amendable in December 2005, October 2007, February 2007 and September 2009, respectively. We cannot assure you that future agreements with our employees' unions will be on terms in line with our expectations or comparable to agreements entered into by our competitors, and any future agreements may increase our labor costs and reduce both our income and our competitiveness for future business opportunities.

Our business could be harmed if we lose the services of our key personnel.

Our business depends upon the efforts of our chief executive officer, Bryan Bedford, and our other key management and operating personnel. American can terminate its code-share agreement if we replace Mr. Bedford without its consent, which cannot be unreasonably withheld. We may have difficulty replacing management or other key personnel who leave and, therefore, the loss of the services of any of these individuals could harm our business. We maintain a "key man" life insurance policy in the amount of $10 million for Mr. Bedford, but this amount may not adequately compensate us in the event we lose his services.

We may experience difficulty finding, training and retaining employees.

Our business is labor intensive. We intend to hire a large number of pilots, flight attendants, maintenance technicians and other personnel associated with our expansion plans.

The airline industry has from time to time experienced a shortage of qualified personnel, specifically pilots and maintenance technicians. In addition, as is common with most of our competitors, we have, from time to time, faced considerable turnover of our employees. Although our employee turnover has decreased significantly since September 11, 2001, our pilots, flight attendants and maintenance technicians sometimes leave to work for larger airlines, which generally offer higher salaries and more extensive benefit programs than regional airlines are financially able to offer. Should the turnover of employees, particularly pilots and maintenance technicians, sharply increase, the result will be significantly higher training costs than otherwise would be necessary. We cannot assure you that we will be able to recruit, train and retain the qualified employees that we need to carry out our expansion plans or to replace departing employees. If we are unable to hire and retain qualified employees at a reasonable cost, we may be unable to complete our expansion plans, which could materially adversely affect our financial condition, results of operations and the price of our common stock.

We are at risk of losses stemming from an accident involving any of our aircraft.

While we have never had a crash over our 32 year history, it is possible that one or more of our aircraft may crash or be involved in an accident in the future, causing death or injury to individual air travelers and our employees and destroying the aircraft and the property of third parties.

In addition, if one of our aircraft were to crash or be involved in an accident we would be exposed to significant tort liability. Such liability could include liability arising from the claims of passengers or their estates seeking to recover damages for death or injury. There can be no assurance that the insurance we carry to cover such damages will be adequate. Accidents could also result in unforeseen mechanical and maintenance costs. In addition, any accident involving an aircraft that we operate could create a public perception that our aircraft are not safe, which could result in air travelers being reluctant to fly on our aircraft and a decrease in revenues. Such a decrease could materially adversely affect our financial condition, results of operations and the price of our common stock.

We have been named as a defendant in a lawsuit filed by certain US Airways pilots

We and an affiliate of Wexford Capital, among others including US Airways and the Airline Pilots Association, have been named as defendants in a lawsuit filed in October 2005 by certain US Airways pilots. The lawsuit as it relates to us would require us to employ certain pilots of US Airways under terms that would be more favorable to the pilots as compared to terms that were contemplated to be offered to the pilots by us. Subsequent to the filing of the case, an arbitrator has ruled that we are not required to provide the number of positions that were demanded by the plaintiffs. We, on the advice of our counsel, believe that the lawsuit, as it relates to us, is wholly without merit and we will ask the court to dismiss the lawsuit against us at the earliest practicable date. The lawsuit asks for monetary damages of $1.2 billion.

Wexford Capital has significant influence over our affairs by virtue of its significant ownership of our common stock and they may make decisions with which you disagree.

WexAir LLC, which is owned by several investment funds managed by Wexford Capital, on a fully diluted basis, owns beneficially approximately 21.5% of our common stock. As a result of its significant level of ownership, Wexford Capital and its affiliates have significant influence over matters affecting us, including the election of directors as long as they own or control a significant percentage of our common stock. They may make decisions which you and other stockholders will not be able to affect by voting your shares.

We may have conflicts of interest with Wexford Capital, and because of its significant ownership, we may not be able to resolve these conflicts on an arm's length basis.

              Wexford Capital and its affiliates are actively engaged in the airline business. Conflicts of interest may in the future arise between Wexford Capital and its affiliates, on the one hand, and us, on the other hand, in a number of areas relating to our business and our past and ongoing relationships. Factors that may create a conflict of interest between Wexford Capital and us include the following:

• on May 6, 2005, we acquired Shuttle America from an affiliate of Wexford Capital, in connection with which we executed a $1.0 million promissory note in favor of such affiliate of Wexford Capital and assumed less than $0.7 million of Shuttle America's debt. This promissory note has since been repaid. In addition, for Wexford Capital's assistance in structuring the investment agreement with US Airways, we agreed to pay Wexford Capital $500,000 upon US Airway's emergence from bankruptcy as well as the payment of Wexford Capital's expenses, including the payment of up to approximately $850,000 to an unrelated third party consultant retained by us and Wexford Capital;

• Wexford Capital may in the future make significant investments in other airline companies that directly compete with us;

• sales or distributions by the selling stockholder, WexAir LLC, of all or any portion of its ownership interest in us; and

• two of our directors also are directors, managing members or general partners of Wexford Capital and its affiliates.

Wexford Capital is under no obligation to resolve any conflicts that might develop between it and its affiliates and us in a manner that is favorable to us and we cannot guarantee that such conflicts will not result in harmful consequences to our business or future prospects. In addition, Wexford Capital and its affiliates are not obligated to advise us of any investment or business opportunities of which they are aware, and they are not contractually restricted or prohibited from competing with us. We have specifically renounced in our certificate of incorporation any interest or expectancy that Wexford Capital and its affiliates, including its directors and officers, will offer to us any investment or business opportunity of which they are aware.

Risks Associated with the airline industry

The airline industry is highly competitive.

Within the airline industry, we not only compete with other regional airlines, some of which are owned by or operated as code-share partners of major airlines, but we also face competition from low-fare airlines and major airlines on many of our routes, including carriers that fly point to point instead of to or through a hub. Other low-fare carriers serve the Indianapolis International Airport, which results in significant price competition in the Indianapolis market, one of our major markets. Competition in the eastern United States markets, which we service from US Airways' hubs in New York, Boston, Philadelphia and Washington, D.C. and from Delta's hub in Orlando, is particularly intense, due to the large number of carriers in those markets.

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

Continued high fuel costs would harm the airline industry.

Fuel costs constitute a substantial portion of the total operating expenses of the airline industry. There have been significant increases in fuel costs and continued high fuel costs such as those which have been experienced during 2005 would harm the airline industry's financial condition and results of operations. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues, supply and demand and other factors. Fuel availability is also affected by demand for home heating oil, gasoline and other petroleum products. Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. Further, in the event of a fuel supply shortage or further increases in fuel prices, a curtailment of scheduled service could result.

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

Generally, revenues for airlines depend on the number of passengers carried, the fare paid by each passenger and service factors, such as the timeliness of departure and arrival. During periods of fog, ice, low temperatures, storms or other adverse weather conditions, flights may be cancelled or significantly delayed. For example, Hurricane Wilma forced us to suspend some of our operations in Florida for a number of days. Under our fixed-fee code-share agreements, we are partially protected against cancellations due to weather or air traffic control, although these factors may affect our ability to receive incentive payments for flying more than the minimum number of flights specified in our code-share agreements. Should we enter into pro-rate revenue sharing agreements in the future we will not be protected against weather or air traffic control cancellations and our revenues could suffer as a result.

The airline industry has recently gone through a period of consolidation and transition; consequently, we have fewer potential partners.

Since 1978 and continuing to the present, the airline industry has undergone substantial consolidation, and it may in the future undergo additional consolidation. For example, in April 2001, American acquired the majority of Trans World Airlines, Inc.'s assets. Our relationship with American resulted from this transaction. Other recent developments include the domestic code-share alliance between United and US Airways, a similar new relationship among Delta, Continental and Northwest and the merger of America West and US Airways. We, as well as our code-share partners, routinely monitor changes in the competitive landscape and engage in analysis and discussions regarding our strategic position, including potential alliances and business combination transactions. Further consolidation could limit the number of potential partners with whom we could enter into code-share relationships. Any additional consolidation or significant alliance activity within the airline industry could materially adversely affect our relationship with our code-share partners.

The airline industry is heavily regulated.

Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, the FAA has issued a number of directives and other regulations relating to the maintenance and operation of aircraft that have required us to make significant expenditures. FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne wind shear avoidance systems, noise abatement, commuter aircraft safety and increased inspection and maintenance procedures to be conducted on older aircraft.

We incur substantial costs in maintaining our current certifications and otherwise complying with the laws, rules and regulations to which we are subject. We cannot predict whether we will be able to comply with all present and future laws, rules, regulations and certification requirements or that the cost of continued compliance will not significantly increase our costs of doing business.

The FAA has the authority to issue mandatory orders relating to, among other things, the grounding of aircraft, inspection of aircraft, installation of new safety related items and removal and replacement of aircraft parts that have failed or may fail in the future. A decision by the FAA to ground, or require time consuming inspections of or maintenance on, all or any of our Embraer regional jets, for any reason, could negatively impact our results of operations.

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

Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenues. For instance, "passenger bill of rights" legislation was introduced in Congress that, if enacted, would have, among other things, required the payment of compensation to passengers as a result of certain delays and limited the ability of carriers to prohibit or restrict usage of certain tickets. This legislation is not currently active but if it is reintroduced, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs. Restrictions on the ownership and transfer of airline routes and takeoff and landing slots have also been proposed. In addition, as a result of the terrorist attacks in New York and Washington, D.C. in September 2001, the FAA and the Transportation Security Administration (TSA) have imposed stringent security requirements on airlines. We cannot predict what other new regulations may be imposed on airlines and we cannot assure you that laws or regulations enacted in the future will not materially adversely affect our financial condition, results of operations and the price of our common stock.

Risks Related To Our Common Stock

Our stock price is volatile.

              Since our common stock began trading on The NASDAQ National Market on May 27, 2004, the market price of our common stock has ranged from a low of $8.15 to a high of $16.85 per share. The market price of our common stock may continue to fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

• announcements concerning our code-share partners, competitors, the airline industry or the economy in general;

• strategic actions by us, our code-share partners or our competitors, such as acquisitions or restructurings;

• media reports and publications about the safety of our aircraft or the aircraft types we operate;

• new regulatory pronouncements and changes in regulatory guidelines;
• general and industry specific economic conditions;

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

   Sales of a large number of shares of our common stock, the availability of a large number of shares for sale, or sales of shares of our common stock by Wexford Capital and/or its affiliates or Delta could adversely affect the market price of our common stock and could impair our ability to raise funds in additional stock offerings. We have 41,837,685 shares of common stock outstanding as of February 1, 2006. We are subject to an agreement with the underwriters of our last public offering that restricts our ability to sell or transfer our stock until March 15, 2006. In addition, the selling stockholder and our directors and executive officers are subject to agreements with the underwriters of our last public offering that restrict their ability to sell or transfer their stock until March 1, 2006, with certain exceptions, including the ability of certain executive officers to sell up to 200,000 shares of common stock under their existing 10b5-1 plans. Merrill Lynch & Co., on behalf of the underwriters, may, in its sole discretion and at any time, waive the restrictions on transfer under these agreements during the applicable periods. After these agreements expire, all of these shares will be eligible for sale in the public market.

Our incorporation documents and Delaware law have provisions that could delay or prevent a change in control of our company, which could negatively affect your investment.

In addition to the fact that Wexford Capital, through its affiliates owns approximately 21.5% of our common stock, our certificate of incorporation and bylaws and Delaware law contain provisions that could delay or prevent a change in control of our company that stockholders may consider favorable. Certain of these provisions:

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

Additional Information

The Company files annual, quarterly and current reports and other information with the Securities and Exchange Commission (the "SEC" or the "Commission"). These materials can be inspected and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of these materials may also be obtained by mail at prescribed rates from the SEC's Public Reference Room at the above address. Information about the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC's Internet site is www.sec.gov.

On our website, rjet.com/Investment.asp, we provide free of charge our Annual Report on From 10K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after they have been electronically filed or furnished to the Securities and Exchange Commission. The code of ethics, adopted by our Board of Directors, which applies to all our employees, can also be found on our website, rjet.com/Investment.asp. Our audit committee charter is also available on our website.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Flight Equipment

As of December 31, 2005, we operated 142 Embraer regional jets as described in the following table:

Type	Total Aircraft	Owned	Leased	Average Age (in years)	Firm Orders	Option Aircraft	Seats in Standard Configuration

ERJ-135LR (1)	17	15	2	2.5	—		37
ERJ-140LR	15	11	4	3.8	—		44
ERJ-145LR (2)	63	22	41	3.8	—		50
ERJ-170LR (3)	47	42	5	0.6	11	35	70
Total	142	90	52		11	35

(1) Two of these aircraft are used for charter service.

(2) Two of these aircraft are used for charter service and as spares.

(3) Ten of the ERJ-170 aircraft are configured with 72 seats

In addition to the aircraft listed above, we sub-leased five ERJ-145 Aircraft to an airline in Mexico and three ERJ-170 aircraft to US Airways for use in their operations.

We have the option to acquire 35 ERJ-170 regional jets. We may convert some or all of our 35 options for ERJ-170 regional jets into options for ERJ-175s, ERJ-190s or ERJ-195s.

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

The following table outlines the number and type of aircraft being operated for each code-share partner and the total number of Embraer regional jets that we are required to place in service for each code-share partner as of December 31, 2005:

	ERJ-170 Aircraft		ERJ-145 Aircraft		ERJ-140 Aircraft		ERJ-135 Aircraft		Total
	In Operation	Total Required Aircraft	In Operation (1)	Total Required Aircraft	In Operation	Total Required Aircraft	In Operation (1)	Total Required Aircraft	Jets In Operation (1)	Total Required Embraer Regional Jets
US Airways	10	28	30	30					40	58
American					15	15			15	15
Delta	9	16	24	24			15	15	48	55
United	28	28	7	7					35	35
Total	47	72	61	61	15	15	15	15	138	163

(1) Excludes two ERJ-135s and two ERJ-145s that are not operated for any code-share partners. We use these aircraft for charter service and spares.

Ground Operations and Properties

As of December 31, 2005, our facilities are summarized in the following table:

Facility	Square Feet	Location
Corporate Office	45,000	Indianapolis, IN
Maintenance Hangar	30,400	Indianapolis, IN
Maintenance Hangar	110,500	Indianapolis, IN
Maintenance Hangar/Office	82,700	Columbus, OH
Maintenance Hangar	23,000	Louisville, KY
Maintenance Hangar	22,000	Orlando, FL

Our employees perform substantially all routine airframe and engine maintenance and periodic inspection of equipment. We provide facilities and personnel to perform passenger and aircraft handling in St. Louis for all AmericanConnection and American Eagle regional jet operations in that hub until March 5, 2006, when we will no longer provide these services and American is responsible. We also provide all US Airways Express airport gate and ground handling at the Indianapolis International airport. Our partners or third parties provide ticket handling and ground support services in 71 of the 73 cities we serve.

We lease all of our facilities subject to long-term leases or on a month to month basis.

Consistent with our planned growth in 2006 we are planning to add additional facilities and expand certain other facilities. We believe that our current facilities, along with our planned additional facilities, are adequate for the current and foreseeable needs of our business.

ITEM 3. LEGAL PROCEEDINGS

We and an affiliate of Wexford Capital, among others including US Airways and the Airline Pilots Association, have been named as defendants in a lawsuit filed in October 2005 by certain US Airways pilots. The lawsuit was filed on October 7, 2005 in the United States District Court for the Eastern District of New York. The lawsuit as it relates to us, would require us to employ certain pilots of US Airways under terms that would be more favorable to the pilots as compared to terms that were contemplated to be offered to the pilots by us. We, on the advice of our counsel, believe that the lawsuit, as it relates to us, is wholly without merit and we will ask the court to dismiss the lawsuit against us at the earliest practicable date. The lawsuit asks for monetary damages of $1.2 billion.

We are subject to certain other legal and administrative actions, which we consider routine to our business activities. Management believes that the ultimate outcome of any pending legal matters will not have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

Our common stock began trading on The Nasdaq National Market on May 27, 2004 and is traded under the symbol "RJET." Prior to that date, there was no public market for our common stock. The following table sets forth the high and low sales prices of our common stock for the periods indicated.

Year Ended December 31, 2004	High	Low
Second Quarter (beginning May 27, 2004)	$15.00	$11.58
Third Quarter	14.08	8.37
Fourth Quarter	13.54	8.15

Year Ended December 31, 2005
First Quarter	$14.65	$10.51
Second Quarter	14.69	11.17
Third Quarter	14.72	12.04
Fourth Quarter	16.85	13.25

As of February 1, 2006 there were 42 stockholders of record of our common stock. We have not paid cash dividends on our common stock. The payment of future dividends is within the discretion of our board of directors and will depend upon our future earnings, our capital requirements, bank financing, financial condition and other relevant factors. Chautauqua’s credit facility with Bank of America Business Capital does not limit its ability to pay dividends to Republic Airways Holdings unless Chautauqua is in default thereunder.

Below is a summary of the equity compensation plans as of December 31, 2005:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options, warrants and rights.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A).
Equity compensation plans approved by security holders	6,059,435	$10.92	1,468,600
Equity compensation plans not approved by security holders	—	—	—
Total	6,059,435	$10.92	1,468,600

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data and operating statistics should be read in conjunction with Management's Discussion and Analysis Of Financial Condition and Results of Operations, and the consolidated financial statements and related notes included in Item 8 of the Form 10-K.
	Years Ended December 31,
	2005	2004	2003	2002	2001 (11)
	(in thousands, except share, per share and airline operating data)
Statement of Operations Data:
Total operating revenues	$905,021	$646,324	$492,280	$356,197	$241,028
Operating expenses:
Wages and benefits	143,826	112,305	86,949	63,572	45,107
Aircraft fuel(12)	278,923	174,208	106,840	64,869	41,426
Passenger fees and commissions	—	2,939	6,254	7,925	11,065
Landing fees	30,376	24,201	19,098	13,053	7,091
Aircraft and engine rent	77,725	74,514	67,350	64,991	46,160
Maintenance and repair	76,481	70,290	53,475	43,441	34,069
Insurance and taxes	16,117	13,186	12,859	17,103	5,710
Depreciation and amortization	64,877	34,412	23,873	12,032	7,783
Impairment loss and accrued aircraft return costs(1)	(4,218)	1,441	2,756	7,196	8,100
Other	62,195	47,483	30,115	32,444	19,070

Total operating expenses	746,302	554,979	409,569	326,626	225,581

Operating income	158,719	91,345	82,711	29,571	15,447
Other income (expense):
Interest expense	(63,546)	(28,464)	(22,789)	(12,868)	(6,227)
Other income	5,002	518	195	526	1,607

Total other income (expense)	(58,544)	(27,946)	(22,594)	(12,342)	(4,620)

Income before income taxes	100,175	63,399	60,117	17,229	10,827
Income tax expense	39,521	24,547	23,979	9,540	4,760
Net income	60,654	38,852	36,138	7,689	6,067
Preferred stock dividends(2)	—	—	(170)	(413)	(418)
Net income available for common stockholders	$60,654	$38,852	$35,968	$7,276	$5,649
Net income available for common stockholders per share:
Basic	$1.69	$1.66	$1.80	$0.36	$0.28
Diluted	$1.66	$1.62	$1.73	$0.35	$0.27
Weighted average common shares outstanding(3):
Basic	35,854,249	23,349,613	20,000,000	20,000,000	20,000,000
Diluted	36,548,340	23,906,762	20,841,415	20,832,750	20,689,886
Other Financial Data:
Net cash from:
Operating activities	$170,879	$116,827	$91,627	$42,710	$22,956
Investing activities	$(175,152)	$(102,424)	$(30,683)	$(34,552)	$(12,690)
Financing activities	$120,058	$9,282	$(45,093)	$(4,747)	$(7,383)
Airline Operating Data:
Passengers carried	9,137,132	6,842,407	5,120,987	3,758,748	2,240,822
Revenue passenger miles(4)	4,516,518,136	3,062,940,174	2,319,261,441	1,523,201,642	880,569,802
Available seat miles(5)	6,559,966,278	4,618,042,586	3,665,876,102	2,535,087,476	1,649,171,823
Passenger load factor(6)	68.8%	66.3%	63.3%	60.1%	53.4%
Revenue per available seat mile(7)	$0.138	$0.140	$0.134	$0.141	$0.146
Cost per available seat mile(8)	$0.124	$0.126	$0.118	$0.134	$0.141
EBITDA(9)	$228,595	$126,275	$106,779	$42,129	$24,837
Average passenger trip length(miles)	494	448	453	405	393
Number of aircraft in service (end of period):
Embraer Regional Jets:
Owned	90	62	38	18	7
Leased	52	49	45	41	38
Saab Turboprops(10):
Owned	—	4	—	—	2
Leased	—	13	21	21	23
Total aircraft	142	128	104	80	70

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$162,005	$46,220	$22,535	$6,684	$3,272
Aircraft and other equipment, net	1,662,236	984,512	549,009	301,905	133,810
Total assets	2,035,947	1,171,820	669,783	401,260	204,802
Long-term debt, including current maturities	1,413,440	850,869	486,146	284,067	131,350
Redeemable preferred stock of subsidiary at redemption value	—	—	—	5,160	4,747
Total stockholders' equity	424,698	174,651	72,406	31,270	9,792

(1) We recorded impairment losses and accrued aircraft return cost of $8.1, $7.2, $2.8, and $1.4 million in 2001, 2002, 2003, and 2004 respectively. In 2005, we reversed a $4.2 million reserve after an agreement to return all the Saab turboprop aircraft to lessors was executed and all liabilities were settled.

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

(9) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. EBITDA is not a calculation based on generally accepted accounting principles and should not be considered as an alternative to net income or operating income as indicators of our financial performance or to cash flow as a measure of liquidity. In addition, our calculations may not be comparable to other similarly titled measures of other companies. EBITDA is included as a supplemental disclosure because it may provide useful information regarding our ability to service debt and lease payments and to fund capital expenditures. Our ability to service debt and lease payments and to fund capital expenditures in the future, however, may be affected by other operating or legal requirements or uncertainties. Currently, aircraft and engine ownership costs, which include aircraft and engine rent, depreciation, and interest expense, are our most significant cash expenditure. In addition, EBITDA is a well recognized performance measurement in the regional airline industry and, consequently, we have provided this information.

The following represents a reconciliation of EBITDA to net cash from operating activities for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2005	2004	2003	2002	2001
EBITDA	$228,597	$126,275	$106,779	$42,129	$24,837
Interest expense	(63,546)	(28,464)	(22,789)	(12,868)	(6,227)
Debt issue and other amortization	2,776	1,928	1,968	339	—
Warrant amortization	372	800	359	9	—
(Gain) loss on aircraft and other equipment disposals	(276)	1,151	1,079	193	(460)
Impairment (gain) loss and accrued aircraft return costs	(4,218)	1,441	2,756	7,196	8,100
Amortization of deferred credits	(1,346)	(1,285)	(1,249)	(1,132)	(889)
Unrealized loss on fuel swaps	—	—	—	—	202
Stock compensation expense	125	214	214	214	90
Current income tax (expense) benefit	(1,915)	(520)	(237)	4,485	(6,659)
Changes in certain assets and liabilities:
Receivables	(10,323)	10,480	(7,124)	(481)	896
Inventories	1,276	(2,683)	(2)	715	579
Prepaid expenses and other current assets	(4,907)	(1,022)	1,057	(1,116)	(368)
Accounts payable	1,152	1,963	(4,405)	4,209	1,490
Accrued liabilities	28,980	11,370	14,937	1,805	10,826
Other assets	(5,868)	(4,821)	(1,716)	(2,987)	(9,461)

Net cash from operating activities	$170,879	$116,827	$91,627	$42,710	$22,956

(10) Excludes two Saab 340 aircraft held for sale at December 31, 2002 and 2003, one as of December 31, 2004, five as of December 31, 2005 and one leased Saab 340 aircraft at December 31, 2002.

 (11) Amounts for 2001 have not been restated to include Shuttle America because it was not controlled by Wexford Capital LLC until December 7, 2001 and the operating activity of Shuttle America from December 7, 2001 through December 31, 2001 was not significant.

(12) Beginning in May 2005, we do not record fuel expense and the related revenue for US Airways operations because US Airways pays for fuel directly.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

 We are a holding company that operates Chautauqua Airlines, Inc. (“Chautauqua Airlines”), Republic Airline Inc. (“Republic Airline”) and Shuttle America Corporation (“Shuttle America’). As of December 31, 2005, we offered scheduled passenger service on over approximately 800 flights daily to 78 cities in 33 states, Canada and the Bahamas pursuant to code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), US Airways, Inc. (“US Airways”), Delta Air Lines, Inc. (“Delta”) and United Air Lines, Inc. (“United”). Currently, we provide our four partners with regional jet service, operating as US Airways Express, AmericanConnection, Delta Connection or United Express, including service out of their hubs and focus cities in Boston, Chicago, Columbus, Fort Lauderdale, Indianapolis, New York, Orlando, Philadelphia, Pittsburgh, Washington, D.C. ( Dulles and National) and St. Louis.

Chautauqua Airlines is our platform for flying the 37 to 50 seat ERJ-145 family of aircraft, and as December 31. 2005 operated 95 aircraft. Shuttle America, which we acquired from an affiliate on May 6, 2005, is our platform for flying 70-seat aircraft and as of December 31, 2005, operated 37 ERJ-170 aircraft. Republic Airline is our platform for aircraft with more than 70 seats. As of December 31, 2005, Republic Airline operated ten 72-seat ERJ-170 aircraft for US Airways.

In January 2005, we and Delta entered into a code-share agreement whereby the Company will operate 16 ERJ-170 aircraft for Delta, of which 9 were in service at December 31, 2005.

On June 22, 2005, the Company amended its code-share agreements with United, increasing the ERJ-170 fleet from 23 to 28 aircraft and reducing the ERJ-145 fleet from nine to seven aircraft. The five additional ERJ-170 aircraft were all placed into service by December 31, 2005. The two ERJ-145 aircraft were removed from service and added to the Company’s charter operations beginning in November, 2005.

On March 15, 2005, we and Wexford Capital LLC entered into an investment agreement with US Airways Group, Inc. and US Airways. The agreement included provisions for the affirmation of an amended Chautauqua code-share agreement, a new jet service agreement for the operation of ERJ-170 and ERJ-190 aircraft, a conditional $125,000 equity commitment and up to $110,000 in asset related financing. The Bankruptcy Court approved the agreement on March 31, 2005.

On September 21, 2005, we and US Airways entered into a global aircraft transaction agreement. Under this agreement, we purchased 10 ERJ-170 aircraft owned by US Airways. We leased the 10 purchased aircraft back to US Airways subject to their transfer to Republic Airline under a 10-year fixed-fee jet service agreement we entered into with US Airways on September 2, 2005. As of December 31, 2005, seven of these aircraft had been transferred to Republic Airline. We also agreed to assume the leases of 15 additional ERJ-170 aircraft operated by US Airways and to enter into new leases for an additional three ERJ-170 aircraft. All 28 aircraft are expected to be in operation with Republic Airline by September 2006. In addition, under a commuter slot option agreement that we and US Airways entered into on September 22, 2005, we purchased 113 commuter slots at Ronald Reagan Washington National Airport and 24 commuter slots at New York-LaGuardia Airport. Republic assigned the right of use for these commuter slots to US Airways and these commuter slots are being operated by US Airways and US Airways Express carriers under a licensing agreement for which US Airways pays us rent. Prior to the expiration of the agreement to license the commuter slots, US Airways has the right to repurchase all, but not less than all, of the Washington and LaGuardia commuter slots at a predetermined price.

From 2001 to 2005, our available seat miles, or ASMs, grew at a compounded annual growth rate of 41.2%. As of December 31, 2005, our operational fleet consisted of 142 aircraft, including 47 ERJ-170, 70-seat and larger regional jets and 95 ERJ-145 family, 37-50 seat regional jets. Further, as of December 31, 2005, and in addition to the 18 regional jets which we will obtain from US Airways, we have agreed to place into service an additional seven 70-seat regional jets for Delta through 2006. These seven 70-seat regional jets are covered by firm orders we have with Embraer. We also had four firm orders and options for 35 regional jets as of December 31, 2005, which we may convert to options for ERJ-175, ERJ-190 or ERJ-195 aircraft which range in size from 78 seats to 110 seats.

We have long-term, fixed-fee regional jet code-share agreements with each of our partners that are subject to our maintaining specified performance levels. Pursuant to these fixed-fee agreements, which provide for minimum aircraft utilization at fixed rates, we are authorized to use our partners' two-letter flight designation codes to identify our flights and fares in our partners' computer reservation systems, to paint our aircraft in the style of our partners, to use their service marks and to market ourselves as a carrier for our partners. In addition, in connection with a marketing agreement among Delta, Continental Airlines and Northwest Airlines, certain of the routes that we fly using Delta's flight designator code are also flown under Continental's or Northwest's designator codes. Our shift from pro-rate revenue sharing agreements to fixed-fee agreements has eliminated our exposure to fluctuations in fuel prices, fare competition and passenger volumes. Our development of relationships with multiple major airlines has enabled us to reduce our dependence on any single airline, allocate our overhead more efficiently among our partners and reduce the cost of our services to our partners.

For the years ended December 31, 2005 and 2004, respectively, US Airways accounted for approximately 21% and 38% of our passenger revenues, Delta accounted for approximately 34% and 36% of our passenger revenues, American accounted for approximately 13% and 16% of our passenger revenues and United accounted for approximately 32% and 10% of our passenger revenues.

We have a long operating history as a regional airline, having operated as a code-share partner of US Airways or its predecessors for more than 30 years. We became a TWA code-share partner in April 2000, which became a code-share relationship with American following its acquisition of TWA, an America West code-share partner in August 2001 until June 2003, a Delta code-share partner in June 2002 and a United code-share partner in February 2004. We have worked proactively with our code-share partners to adapt to the new airline environment by renegotiating our code-share agreements. For example, in October 2003, in exchange for agreeing to extend the date of their early termination right, we granted American certain economic concessions in the form of a monthly rebate. In December 2004, in exchange for, among other things, Delta extending the term of its code-share agreement and canceling previously issued warrants to purchase 2,025,000 shares of our common stock, we agreed to reduce our compensation level on the ERJ-145 fleet by 3% for the remainder of the term of the agreement. We also agreed to amend our code-share agreement with US Airways in 2005 by amending the existing Chautauqua Jet Service Agreement to provide for, among other things, the operation of regional jets at a reduced cost to US Airways, US Airways' right to terminate from service up to five 50-seat aircraft, and in other circumstances up to 15 regional jet aircraft, but not in excess of more than two aircraft in any calendar month; Chautauqua's right to terminate from service a specified number of regional jet aircraft (not to exceed fifteen 50-seat aircraft); and a one-year extension of the agreement to March 2013. In no event is the number of 50-seat aircraft permitted to fall below 20 without our consent. We also received a new jet service agreement with US Airways for the operation of 28 ERJ-170 aircraft.

Code-Share Agreements

On September 12, 2004, US Airways, which represented 21% of our revenue for the year ended December 31, 2005, filed a petition for Chapter 11 bankruptcy protection. We have been paid for all amounts due post-petition in accordance with our code-share agreement. In October 2005, US Airways emerged from bankruptcy. We received 6,638 shares of US Airways common stock for our pre-petition claims. The fair value of the shares as of December 31, 2005 was $248,000. United, which represented 32% of our passenger revenues for the year ended December 31, 2005, emerged from bankruptcy on February 1, 2006.

Delta, which represented 34% of our passenger revenues for the year ended December 31, 2005, is attempting to reorganize its respective businesses under Chapter 11 of the bankruptcy code. We continue to operate normal flight schedules for Delta; however, contingency plans have been developed to address potential outcomes of the Delta bankruptcy proceedings.

Termination of any of our regional jet code-share agreements could have a material adverse effect on our financial position, results of operations and cash flows.

Fleet Transition and Growth

The following table sets forth the number and type of aircraft in service and operated by us at the dates indicated:

	December 31,
	2003			2004			2005
	Total	Owned	Leased	Total	Owned	Leased	Total	Owned	Leased
Regional Jets:
Embraer ERJ-135 LR (1)	15	15	—	17	15	2	17	15	2
Embraer ERJ-140 LR	15	11	4	15	11	4	15	11	4
Embraer ERJ-145 LR (2)	53	12	41	68	25	43	63	22	41
Embraer ERJ-170 LR	—	—	—	11	11	—	47	42	5
Turboprops:
Saab 340 (3)	21	—	21	17	4	13	—	—	—

Total	104	38	66	128	66	62	142	90	52

(1) Two of these aircraft are used for charter at December 31, 2004 and 2005.
(2) Two of these aircraft are used for charter and as spares at December 31, 2005.
(3) Excludes two, one and five Saab 340 aircraft held for sale at December 31, 2003, 2004 and 2005, respectively.

We recorded impairment losses and accrued aircraft return cost of $2.8 and $1.4 million in 2003 and 2004, respectively. The impairment losses reduced the carrying value of the owned Saab 340 aircraft to be disposed of to the estimated fair value less costs to sell. The impairment losses were based on the estimated fair values obtained from aircraft dealers, less selling costs. The accrued aircraft return costs represented the estimate of the Company's overhaul and return costs in order to meet required return conditions.  In December 2005, we reversed a $4.2 million reserve for estimated return costs after the Saab turboprops were returned to lessors and all liabilities were settled.

During 1999, we began operating Embraer regional jets on behalf of US Airways under a fixed-fee arrangement. There were 34, 35 and 40 Embraer aircraft operating on behalf of US Airways at December 31, 2003, 2004 and 2005, respectively. During 2000, we began operating Saab 340 turboprops and Embraer regional jets on behalf of TWA under a fixed-fee arrangement; TWA was subsequently acquired by American. There were 15 Embraer regional jets operating under the agreement with American at December 31, 2003, 2004 and 2005. At December 31, 2003, 2004 and 2005, respectively, we had 34, 39 and 48 aircraft in operation under our agreements with Delta. We began flying Embraer regional jets and Saab turboprops for United in June 2004 and at December 31, 2004 and 2005 respectively, we had 20 and 35 Embraer regional jets in operation under the agreement with United. In December 2005, Shuttle America’s turboprop code-share agreement with United expired.

During 2003, 94.5% of our ASMs and 91.0% of our passenger revenues were generated under fixed-fee agreements. During 2004, 97.6% of our ASMs and 96.0% of our passenger revenues were generated under fixed-fee agreements. During 2005, 100% of our ASMs and passenger revenues were generated under fixed-fee agreements. The shift to fixed-fee flying has reduced our exposure to fluctuations in fuel prices, fare competition and passenger volumes. As of December 31, 2005, we operated 138 Embraer regional jets for four code-share partners under fixed-fee agreements.

Revenue

Under our fixed-fee arrangements with American, Delta, US Airways and United for regional jets, we receive a fixed-fee, as well as reimbursement of specified costs on a gross basis with additional possible incentives from our partners for superior performance. Under our previous pro-rate revenue sharing agreement with US Airways for turboprop aircraft, we received a negotiated portion of ticket revenue. As of December 31, 2003, 2004 and 2005 approximately 91.0%, 96.0% and 100%, respectively, of our passenger revenue was earned under our fixed-fee arrangements. Because all of our passenger revenue is now derived from these fixed-fee arrangements, the number of aircraft we operate, as opposed to the number of passengers that we carry, will have the largest impact on our revenues.

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

Aircraft and Engine Rent

This expense consists of the costs of leasing aircraft and spare engines. The leased aircraft and spare engines are operated under long-term operating leases with third parties. The lease payments associated with future aircraft deliveries are subject to market conditions for interest rates and contractual price increases for the aircraft. Aircraft rent is reduced by the amortization of integration funding credits received from the aircraft manufacturer for parts and training. The credits are amortized on a straight-line basis over the term of the respective lease of the aircraft. Under our fixed-fee agreements we generally are reimbursed for our actual costs.

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

Insurance and Taxes

This expense includes the costs of passenger liability insurance, aircraft hull insurance, war risk insurance and all other insurance policies, other than employee welfare insurance. Additionally, this expense includes personal and real property taxes, including aircraft property taxes. Under our current fixed-fee agreements, we are reimbursed for the actual costs of passenger liability insurance, war risk insurance, aircraft hull insurance and property taxes, subject to certain restrictions. Under our US Airways and United fixed-fee agreements, we are reimbursed for the actual costs of such items other than aircraft hull insurance, which is reimbursed at agreed upon rates.

Depreciation and Amortization

    This expense includes the depreciation of all fixed assets, including aircraft, and the amortization of the commuter slots that we own.  Goodwill and intangibles are required to be evaluated for impairment on an annual basis to determine if the intangibles are properly impaired.  If we determine the goodwill and intangibles are impaired, we are required to write-off the amount of goodwill and intangibles that are impaired.  As of December 31, 2005 and 2004, goodwill and intangibles were $64.0 million and $13.0 million respectively, net of amortization.

Other
This expense includes the costs of crew training, crew travel, airport, passenger and ground handling related expenses, all other lease expense, professional fees and all other administrative, facilities and operational overhead expenses not included in other line items above.

Deferred Warrant Charge

Pursuant to our code-share agreements with Delta, we have fully vested, issued and outstanding warrants to Delta as follows:

Issued	Number of Shares	Exercise Price	Expiration Date
June 2002	825,000	$12.50	(1)	June 2012
June 2004	825,000	12.35	(1)	May 2014
February 2003	396,000	13.00		February 2013
October 2003	165,000	12.35		October 2013
March 2004	264,000	12.35		March 2014
December 2004	960,000	11.60		December 2014

(1)  The exercise price is subject to downward adjustment, if we issue additional shares of our common stock in certain instances.

The deferred warrant charge as of December 31, 2005 was approximately $7.0 million which is amortized over the term of the Delta code-share agreement, as amended. The annual reduction in revenue is a non-cash charge of approximately $370,000.

Certain Statistical Information

	Years Ended December 31,
	Operating Expenses per ASM in cents
	2005	2004	2003
Wages and benefits	2.19	2.43	2.37
Aircraft fuel(2)	4.25	3.77	2.91
Passenger fees and commissions	—	0.06	0.17
Landing fees	0.46	0.52	0.52
Aircraft and engine rent	1.18	1.61	1.84
Maintenance and repair	1.17	1.52	1.46
Insurance and taxes	0.25	0.29	0.35
Depreciation and amortization	0.99	0.75	0.65
Impairment loss and accrued aircraft return costs (1)	(0.06)	0.03	0.08
Other	0.95	1.03	0.82

Total operating expenses	11.38	12.01	11.17

Plus interest expense	0.97	0.62	0.62

Total operating and interest expenses	12.35	12.63	11.79
Total operating and interest expenses excluding aircraft fuel	8.10	8.86	8.88

(1) We recorded impairment losses and accrued aircraft return cost of $8.1, $7.2, $2.8, and $1.4 million in 2001, 2002, 2003, and 2004 respectively. In 2005, we reversed a $4.2 million reserve after an agreement to return all the Saab turboprop aircraft to lessors was executed and all liabilities were settled.

(2) Beginning in May 2005, we do not record fuel expense and the related revenue for US Airways operations because US Airways pays for fuel directly.

	Years Ended December 31,
	2005		Increase/ (Decrease) 2005-2004		2004		Increase/ (Decrease) 2004-2003		2003

Revenue passengers	9,137,132		33.5%		6,842,407		33.6%		5,120,987
Revenue passenger miles (1)	4,516,518,136		47.5%		3,062,940,174		32.1%		2,319,261,441
Available seat miles (2)	6,559,966,278		42.1%		4,618,042,586		26.0%		3,665,876,102
Passenger load factor (3)	68.8%		2.5	pp	66.3%		3.0	pp	63.3%
Cost per available seat mile (4)	12.35	¢	(2.2)%		12.63	¢	7.12%		11.79	¢
Average price per gallon of fuel (5)	$1.98		43.5%		$1.38		25.5%		$1.10
Fuel gallons consumed(6)	141,159,425		11.7%		126,344,270		30.4%		96,863,325
Block hours (7)	464,041		23.8%		374,749		27.0%		295,021
Average length of aircraft flight (miles)	487		10.7%		440		(0.5)%		442
Average daily utilization of each aircraft (hours) (8)	10.50		2.2%		10.27		5.1%		9.77
Aircraft in service at end of period	142		10.9%		128		20.8%		106

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

(6) Beginning in May 2005, we do not record fuel expense and the related revenue for US Airways operations because US Airways pays for fuel directly.

(7) Hours from takeoff to landing, including taxi time.

(8) Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

Results of Operations

2005 Compared to 2004

Operating revenue in 2005 increased by 40.0%, or $258.7 million, to $905.0 million compared to $646.3 million in 2004. The increase was due to the 36 additional 70-seat regional jets added to revenue service in 2005 offset by the reduction of seven ERJ-145 regional jet aircraft that were removed from operations between September and November 2005. Five aircraft were removed from US Airways and two were removed from United. Of these seven aircraft, five have been subleased to an airline in Mexico and two have been placed into our charter operations. Seventeen regional jets were added for United, nine were added for Delta, and ten were added for US Airways.

Total operating expenses increased by 34.5%, or $191.3 million, to $746.3 million in 2005 compared to $555.0 million in 2004 due to the increase in flight operations and the average price of fuel per gallon. Fuel is 100% reimbursed by our major airline partners and recorded as revenue. Total operating and interest expenses increased by 38.8%, or $226.4 million, to $809.8 million for 2005 compared to $583.4 million during 2004. The cost per available seat mile on total operating and interest expenses, excluding fuel charges, decreased to 8.1¢ in 2005 compared to 8.9¢ in 2004. Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 28.1%, or $31.5 million, to $143.8 million for 2005 compared to $112.3 million for 2004 due to a 23% increase in full time equivalent employees to support the increased 70-seat regional jet operations combined with normal wage increases. The cost per available seat mile decreased to 2.2¢ for 2005 compared to 2.4¢ in 2004.

Aircraft fuel expense increased 60.1%, or $104.7 million, to $278.9 million for 2005 compared to $174.2 million for 2004 due to a 43% increase in average fuel prices and a 12% increase in fuel consumption. Beginning in May 2005, we do not record fuel expense and the related revenue for US Airways operations because US Airways pays for fuel directly. The average price per gallon was $1.97 in 2005 and $1.38 in 2004.  The unit cost increased to 4.3¢ in 2005 compared to 3.8¢ in 2004 due to the increase in average fuel prices.

Passenger fees and commissions were $0 for 2005 compared to $2.9 million for 2004 due to the elimination of pro-rate operations in September 2004. There are no passenger fees and commissions on any of the fixed-fee operations in 2005, including the turboprops which ceased operations for United in November, 2005. The unit cost was 0.1¢ in 2004.

Landing fees increased by 25.5%, or $6.2 million, to $30.4 million in 2005 compared to $24.2 million in 2004. The increase is due to a 17% increase in departures and a 12% increase in the average landing weight resulting from the increase in 70-seat operations in 2005. Our fixed-fee agreements provide for a direct reimbursement of landing fees. The unit cost remained unchanged at 0.5¢.

Aircraft and engine rent increased by 4.3%, or $3.2 million, to $77.7 million in 2005 compared to $74.5 million in 2004 due to the addition of five leased regional jets in 2005 and the full year effect of four regional jets leased in 2004. This increase was partially offset by the termination of 13 leased Saab 340 turboprops. The unit cost decrease to 1.2¢ for 2005 compared to 1.6¢ for 2004 is attributable to the increase in capacity from the 70-seat regional jet operations and because we lease financed only five of the 36 aircraft added to the regional jet fleet in 2005.

Maintenance and repair expenses increased by 8.8%, or $6.2 million, to $76.5 million in 2005 compared to $70.3 million for 2004 due the increase in flying of the regional jets but partially offset by turboprop expenses that were approximately $10 million less in 2005 than in 2004. The unit cost decreased to 1.2¢ in 2005 from 1.5¢ in 2004.

Insurance and taxes increased 22.2%, or $2.9 million, to $16.1 million in 2005 compared to $13.2 million in 2004. The increase in operations and an increase in aircraft property taxes were partially offset by a decline in the average insurance rates year over year. The unit cost remained unchanged at 0.3¢.

Depreciation and amortization increased 88.5%, or $30.5 million, to $64.9 million in 2005 compared to $34.4 million in 2004 due to depreciation on thirty-one 70-seat regional jet aircraft purchased in 2005 and the full year effect of 24 regional jet aircraft purchased in 2004. The unit cost increased to 1.0¢ in 2005 compared to 0.8¢ in 2004.

Impairment loss and accrued return costs of ($4.2) million were recorded in 2005 to reverse the remaining balance of a reserve for the return of our Saab fleet of aircraft after an agreement to return all the Saab turboprop aircraft to lessors was executed and all liabilities were settled. Impairment charges in 2004 of $1.4 million mainly consisted of a write off of purchased route costs on markets that were abandoned during 2004.

Other expenses increased 31.0%, or $14.7 million, to $62.2 million in 2005 from $47.5 million in 2004, due mainly to $6.3 million of charges paid to American Airlines for having 70-seat aircraft on the Chautauqua operating certificate in 2005 and higher pilot training, crew-related and administrative expenses to support the growing 70-seat regional jet operations. The unit cost decreased to 0.9¢ in 2005 compared to 1.0¢ in 2004.

Interest expense increased 123.3% or $35.1 million, to $63.5 million in 2005 from $28.5 million in 2004 primarily due to interest on debt related to the purchase of 31 additional 70-seat aircraft in 2005 and the full year effect of 24 regional jet aircraft purchased in 2004. The weighted average interest rate increased to 5.6% in 2005 from 5.0% in 2004. The unit cost increased to 1.0¢ in 2005 compared to 0.6¢ in 2004.

We incurred income tax expense of $39.5 million during 2005, compared to $24.5 million in 2004. The effective tax rates for 2005 and 2004 were 39.5% and 38.7%, respectively, which were higher than the statutory rate due to state income taxes and non-deductible meals and entertainment expense, primarily for our flight crews.

2004 Compared to 2003

Operating revenue in 2004 increased by 31.3%, or $154.0 million, to $646.3 million compared to $492.3 million in 2003. The increase was due to the 28 additional regional jets added to revenue service in 2004. Twenty regional jets were added for United, including 11 Embraer 170 regional jets, five were added for Delta, one was added for US Airways and two were added for spares and charters and were not currently assigned to any of our code-share partners. In February 2003, we and America West mutually agreed to terminate our code-share agreement and we concurrently allocated the aircraft previously designated for America West to Delta. The transition of these aircraft was completed during the second quarter of 2003. We recorded a breakage fee of $6.0 million from America West in the second quarter of 2003 as a result of this transaction.

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

Passenger fees and commissions decreased by 53.0%, or $3.3 million, to $2.9 million for 2004 compared to $6.3 million for 2003 due to the phase out and elimination of pro-rate operations by September 2004. There were no passenger fees and commissions on any of the fixed-fee operations, including the turboprops operated for United. The unit cost decreased to 0.1¢ in 2004 compared to 0.2¢ in 2003.

Landing fees increased by 26.7%, or $5.1 million, to $24.2 million in 2004 compared to $19.1 million in 2003. The increase was due to a 24.6% increase in departures. Our fixed-fee agreements provide for a direct reimbursement of landing fees. The unit cost remained unchanged at 0.5¢.

Aircraft and engine rent increased by 10.6%, or $7.2 million, to $74.5 million in 2004 compared to $67.4 million in 2003 due to the addition of four leased regional jets in 2004 and the full year effect of four regional jets leased in 2003. This increase was partially offset by the termination of eight leased Saab 340 turboprops. The unit cost decrease of 12.5% to 1.6¢ for 2004 compared to 1.8¢ for 2003 was attributable to the increase in capacity from the regional jet operations and because we lease financed only four of the 28 aircraft added to the regional jet fleet in 2004.

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

Liquidity and Capital Resources

Prior to June 2004, we had used internally generated funds and third-party financing to meet our working capital and capital expenditure requirements. In June 2004, we completed our initial public common stock offering, which provided approximately $58.2 million, net of offering expenses and before the repayment of debt. In addition, we completed follow-on offerings in February and July 2005, which provided approximately $186.8 million of proceeds, net of offering expenses. As a result of our code-share agreements with US Airways and Delta., which require us to significantly increase our fleet of regional jets, we will significantly increase our cash requirements for debt service and lease payments.

As of December 31, 2005, we had $162.0 million in cash and $14.9 million available under our revolving credit facility. At December 31, 2005, we had working capital surplus of $57.2 million.

Chautauqua has a credit facility with Bank of America Business Capital which provides for a $25.0 million revolving credit facility. The revolving credit facility allows Chautauqua to borrow up to 70% of the lower of net book value or appraised orderly liquidation value of spare rotable parts and up to 40% of the lower of net book value or appraised orderly liquidation value of spare non-rotable parts for our regional jet fleet. The revolving credit facility is collateralized by all of Chautauqua's assets, excluding the owned aircraft and engines. Borrowings under the credit facility bear interest at a rate equal to, at Chautauqua's option, LIBOR plus spreads ranging from 2.0% to 2.75% or the bank's base rate (which is generally equivalent to the prime rate) plus spreads ranging from 0.25% to 0.75%. Chautauqua pays an annual commitment fee on the unused portion of the revolving credit facility in an amount equal to 0.375% of the unused amounts. The credit facility limits Chautauqua's ability to incur indebtedness or create or incur liens on our assets. In addition, the credit facility requires Chautauqua to maintain a specified fixed charge coverage ratio and a debt to earnings leverage ratio. Chautauqua was in compliance with both ratios at December 31, 2005. This credit facility expires March 31, 2006 and we are negotiating to extend or replace the facility.

 At December 31, 2005, Chautauqua had $7.5 million of outstanding letters of credit. At December 31, 2005 we had $2.6 million outstanding under a term loan. The proceeds of the term loan were obtained in December 2004 for a GE engine purchased in October 2004. The loan is payable in monthly principal installments of $53,543 through March 2006 with the remaining balance due March 31, 2006. The $2.6 million is classified as a current liability on the balance sheet.

As of December 31, 2005, we leased nine spare regional jet engines from General Electric Capital Aviation Services and five spare regional jet engines from RRPF Engine Leasing (US) LLC.

Net cash from operating activities was $91.6 million, $116.8 million and $170.9 million for the years ended December 31, 2003, 2004 and 2005, respectively. The increase from operating activities is primarily due to the continued growth of our business. For 2005, net cash from operating activities is primarily net income of $60.7 million, depreciation and amortization of $68.0 million, the change in deferred income taxes of $37.6 million and the increase in accrued liabilities of $29.0 million. For 2004, net cash from operating activities is primarily net income of $38.9 million, depreciation and amortization of $37.1 million, the change in deferred income taxes of $24.0 million and the increase in accounts payable and other current liabilities of $13.3 million. For 2003, net cash from operating activities consisted primarily of net income of $36.1 million, depreciation and amortization of $26.2 million, the change in deferred income taxes of $23.7 million, a non-cash charge for impairment loss and accrued aircraft return costs of $2.8 million and an increase in current accrued liabilities of $14.9 million partially offset by increases in receivables and other assets of $(7.8) million..

Net cash from investing activities was $(30.7) million, $(102.4) million and $(175.2) for the years ended December 31, 2003, 2004 and 2005, respectively. In 2005, we purchased 35 Embraer regional jets and paid $51.6 million for commuter slots. In 2004, we purchased 24 Embraer regional jets and our net aircraft deposits totaled $38.8 million. In 2003, we purchased 20 Embraer regional jets, $4.3 million of spare parts, $2.4 million in aircraft leasehold improvements and $1.1 million of maintenance equipment.

Net cash from financing activities was $(45.1) million, $9.3 million and $120.1 million for the years ended December 31, 2003, 2004 and 2005, respectively. In 2005 we completed two follow on public stock offering providing $186.8 million and made debt payments of $53.4 million. For 2004, we made debt payments and payments to the debt sinking fund of $26.9 million. Our net cash from financing activities included $58.2 million net cash received from our initial stock offering in June 2004. We used $20.4 million to repay WexAir LLC for indebtedness we originally incurred in May 1998 to finance a portion of our purchase of Chautauqua. In 2003, we made $39.1 million of debt payments primarily related to the Embraer regional jets, paid $5.4 million to redeem preferred stock to an affiliate of WexAir LLC and paid $2.0 million in fees to obtain financing for the Embraer regional jets

    We currently anticipate that our available cash resources, cash generated from operations and anticipated third party funding arrangements will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Aircraft Leases and Other Off-Balance Sheet Arrangements

We have significant obligations for aircraft and engines that are classified as operating leases and, therefore, are not reflected as liabilities on our balance sheet. These leases expire between 2006 and 2022. As of December 31, 2005, our total mandatory payments under operating leases aggregated approximately $883.6 million and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $83.2 million. Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. The leases expire through 2016 As of December 31, 2005, our total mandatory payments under other non-cancelable operating leases aggregated approximately $68.6 million. Total minimum annual other rental payments for the next 12 months are approximately $7.3 million.

Under the US Airways Aircraft Agreement, we will assume the leases of 15 ERJ-170 aircraft, which will be operated by Republic Airline. The transfer is expected to be completed by September 2006. In connection with the assumption of the leases of the additional aircraft, we will assume approximately $350 million in lease obligations. The transfer of all 15 aircraft is expected to be completed by September 2006.

Purchase Commitments

Subsequent to December 31, 2005, we acquired one aircraft through debt financing from a bank and the aircraft manufacturer with a fifteen year term and an interest rate of 6.68%. We have substantial commitments for capital expenditures, primarily for the acquisition of new aircraft. We intend to finance these aircraft through long-term loans or lease arrangements, although there can be no assurance we will be able to do so.

As of December 31, 2005, our code-share agreements required that we acquire from the aircraft manufacturer (subject to financing commitments) and place into service an additional seven regional jets over the next 9 months. Embraer's current list price of these 7 regional jets is approximately $196.8 million. We also had four additional firm orders which have not yet been allotted to a major airline partner. Embraer’s current list price of these 4 regional jets is approximately $112.5 million. We have commitments to obtain financing for these 11 firm order regional jets. These commitments are subject to customary closing conditions.

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

Our contractual obligations and commitments at December 31, 2005, include the following (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
Long-term debt (including interest)	$156,706	$460,594	$306,300	$1,146,533	$2,070,133
Operating leases	90,462	259,371	162,325	440,031	952,189
Aircraft under firm orders:
US Airways Lease Obligations (15)	2,644	92,120	56,814	198,325	349,903
Debt-financed (11)	309,307	—	—	—	309,307
Engine under firm orders	3,557	—	—	—	3,557

Total contractual cash obligations	$562,676	$812,085	$525,439	$1,784,889	$3,685,089

We have a long-term maintenance agreement with an avionics equipment manufacturer and maintenance provider that has a guaranteed minimum annual flight hour requirement. The minimum guaranteed amount based on our current operations is $4.4 million per year through January 2012. We did not record a liability for this guarantee because we did not believe that our aircraft will be utilized below the minimum flight hour requirement during the term of the agreement.

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

We have long-term maintenance agreements based upon flight activity with engine manufacturers and maintenance providers through June 2014.

We have a long-term maintenance agreement for wheels and brakes through June 2014. The agreement has an early termination penalty if Chautauqua removes the equipment from certain aircraft, sells or leases certain aircraft to a third party or terminates the services prior to expiration of agreement. The maximum penalty during the two years subsequent to December 31, 2005 is $0.6 million and is reduced every two years thereafter. We did not record a liability for this penalty provision because we did not believe the contract would be terminated prior to the expiration date.

Total payments under these long-term maintenance agreements were $29.4 million, $40.0 and $53.6 million for the years ended December 31, 2003, 2004 and 2005, respectively.
Our commercial commitments at December 31, 2005 include letters of credit totaling $7.5 million expiring within one year.

Cash payments for interest were approximately $67.5 million in 2005. Tax payments in 2005 were not significant and we are not expecting significant payments in 2006.

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

▪  Impairments to Long-Lived Assets. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. We review, at least annually, the estimated useful lives and salvage values for our aircraft and spare parts.

▪  Aircraft Maintenance and Repair. We follow a method of expensing such amounts as incurred rather than accruing for expected costs or capitalizing and amortizing such costs. However, maintenance and repairs for engines and airframe components under power-by-the-hour contracts (such as avionics, APUs, wheels and brakes) are accrued for as the aircraft are operated; therefore, amounts are expensed based upon actual hours flown.

▪  Warrants. Warrants issued to non-employees are accounted for under SFAS No. 123, Accounting for Stock-Based Compensation, and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, at fair value on the measurement date. Fair value for warrants issued to Delta (for which a measurement date has occurred) have been determined based upon the estimated fair value of the equity instrument issued rather than the consideration received because we believe it is more reliably measured. Various option pricing models are available; however, we have used a model that allows continuous compounding of dividends which begins three years after the grant date and the dilutive effects of our initial public offering and the follow-on offerings in 2005. Option pricing models require estimates of dividend yield, a risk free rate commensurate with the warrant term, stock volatility and the expected life of the warrant. Each of these variables has been determined based upon relevant industry market data, our strategic business plan and consultation with appropriate professionals experienced in valuing similar equity instruments.

▪  Income Taxes. The Company has generated significant net operating losses (“NOLs”) for federal income tax purposes primarily from accelerated depreciation on owned aircraft. In July 2005, Wexford Capital LLC’s ownership percentage of the Company was reduced to less than 50% as a result of a follow-on offering of our common stock. As a result of this decrease in ownership, the utilization of NOLs generated prior to July 2005 are subject to an annual limitation under Internal Revenue Code Section 382 (“IRC 382”). The annual limitation is based upon the enterprise value of the Company on the IRC 382 ownership change date multiplied by the applicable long-term tax exempt rate. If the utilization of pre July 2005 NOLs becomes uncertain in future years, we will be required to record a valuation allowance for the NOLs not expected to be utilized.

▪  Intangible Commuter Slots. The Company acquired commuter slots at the New York-LaGuardia and Ronald Reagan Washington National airports from US Airways.  The estimated useful lives of these commuter slots were determined based upon the period of time cash flows are expected to generated by the commuter slots and by researching the estimated useful lives of commuter slots or similar intangibles by other airlines. In addition, an estimated residual value was determined using estimates of the expected fair value of the commuter slots at the end of the expected useful life. The residual value will be assessed annually for impairment. The estimated useful lives are reviewed annually.

▪  Reportable Segments. The Company’s only reportable segment is scheduled transportation of passengers and air freight under code-share agreements. In addition, the Company has charter service, aircraft leasing and commuter slot licensing fee revenues. These activities aggregated represent less than 10% of consolidated revenues, operating income and assets. If these activities become more significant in future years, additional reportable segments would need to be disclosed.

Quarterly Information (unaudited)

The following table sets forth summary quarterly financial information for the years ended December 31, 2004 and 2005.

	Quarters Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands)

2005
Operating revenues	$209,759	$213,248	$230,238	$251,776
Operating income	36,540	34,969	37,425	49,785
Net income	14,825	13,396	13,971	18,462
Net income per share:
Basic	$0.50	$0.41	$0.36	$0.44
Diluted	$0.49	$0.40	$0.35	$0.43
Weighted average number of shares outstanding:
Basic	29,785,423	32,482,867	39,283,985	41,696,145
Diluted	30,538,283	33,341,317	40,149,831	42,916,233

2004
Operating revenues	$141,885	$150,466	$165,453	$188,520
Operating income	20,641	18,762	20,670	31,272
Net income	8,280	7,234	8,572	14,766
Net income per share:
Basic	$0.41	$0.32	$0.34	$0.58
Diluted	$0.40	$0.31	$0.33	$0.56
Weighted average number of shares outstanding:
Basic	20,000,000	22,317,363	25,508,756	25,542,702
Diluted	20,887,240	23,055,110	26,203,207	26,164,628

New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, as a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and APB Opinion No. 25, Accounting for Stock Issued to Employees, was rescinded. This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based upon the grant date fair value of the equity or liability issued. In addition, liability awards will be remeasured each reporting period and compensation costs will be recognized over the period that an employee provides service in exchange for the award. This statement is effective for public companies as of the first annual reporting period beginning after June 15, 2005. We have not yet completed our final assessment of the impact of this statement on our financial condition and results of operations. However, we estimate the stock compensation expense for previously granted options to be approximately $900,000 for the year ending December 31, 2006.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have been and are subject to market risks, including commodity price risk (such as, to a limited extent, aircraft fuel prices) and interest rate risk.

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate debt and the amount of cash and securities held. The interest rate applicable to variable rate debt may rise and increase the amount of interest expense. At December 31, 2005, 0.2% of our total long-term debt was variable rate debt, compared to 0.4% at December 31, 2004. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both our variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $35,000 in interest expense for the year ended December 31, 2005. As a result of this hypothetical assumption, we believe we could fund interest rate increases on our variable rate long-term debt with the increased amounts of interest income. We do not believe we have significant exposure to the changing interest rates on our fixed-rate, long-term debt instruments, which represented 99.8% of our total long-term debt at December 31, 2005, and 99.6% of our total long-term debt at December 31, 2004.

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

Beginning in April 2004, in anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, we entered into fourteen treasury lock agreements with notional amounts totaling $373.5 million and a weighted average interest rate of 4.47% with expiration dates through June 2005. Management designated the treasury lock agreements as cash flow hedges of forecasted transactions. The treasury lock agreements were settled at each respective settlement date, which were the purchase dates of the respective aircraft. We settled ten agreements during 2005 and the net amount paid was $4.5 million. Amounts paid or received on the settlement date are reclassified to interest expense over the term of the respective aircraft debt. We reclassified $262,000 to interest expense during the year ended December 31, 2005. As of December 31, 2005, all of the treasury locks had been settled.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Republic Airways Holdings Inc.

     We have audited the accompanying consolidated balance sheets of Republic Airways Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005.  We also have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting included in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements give retroactive effect to the merger of Republic Airways Holdings Inc. and Shuttle America Corporation on May 6, 2005, which was accounted for in a manner similar to a pooling of interests, and substantially all revenues are derived from code-share agreements with US Airways, Inc., Delta Air Lines, Inc., AMR Corp., the parent of American Airlines, Inc. and United Air Lines, Inc.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
February 24, 2006

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND 2004
(In thousands, except share and per share amounts)

	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$162,005	$46,220
Receivables—net of allowance for doubtful accounts of $343 and $3,869, respectively	16,701	6,385
Inventories-net	18,756	18,234
Prepaid expenses and other current assets	13,841	4,630
Restricted cash	1,218	1,203
Deferred income taxes	3,656	6,428

Total current assets	216,177	83,100
Aircraft and other equipment—net	1,662,236	984,512
Other assets	144,199	90,873
Goodwill	13,335	13,335

Total	$2,035,947	$1,171,820

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$73,935	$46,986
Accounts payable	13,353	12,100
Fair value of interest rate hedge		4,012
Accrued liabilities	71,648	53,385

Total current liabilities	158,936	116,483
Long-term debt—less current portion	1,339,505	803,883
Deferred credits and other non current liabilities	23,137	19,847
Deferred income taxes	89,671	56,956

Total liabilities	1,611,249	997,169
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; one vote per share; 75,000,000 shares authorized; 41,787,685 and 25,558,756 shares issued and outstanding, respectively	42	26
Additional paid-in capital	277,505	87,120
Warrants	8,574	8,574
Accumulated other comprehensive loss	(4,176)	(4,168)
Accumulated earnings	142,753	83,099

Total stockholders' equity	424,698	174,651

Total	$2,035,947	$1,171,820

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
(In thousands, except per share amounts)

	2005	2004	2003

OPERATING REVENUES:
Passenger	$883,906	$636,389	$479,343
Contract termination fee			6,000
Other	21,115	9,935	6,937

Total operating revenues	905,021	646,324	492,280
OPERATING EXPENSES:
Wages and benefits	143,826	112,305	86,949
Aircraft fuel	278,923	174,208	106,840
Passenger fees and commissions	—	2,939	6,254
Landing fees	30,376	24,201	19,098
Aircraft and engine rent	77,725	74,514	67,350
Maintenance and repair	76,481	70,290	53,475
Insurance and taxes	16,117	13,186	12,859
Depreciation and amortization	64,877	34,412	23,873
Impairment loss and accrued aircraft return costs	(4,218)	1,441	2,756
Other	62,195	47,483	30,115

Total operating expenses	746,302	554,979	409,569

OPERATING INCOME	158,719	91,345	82,711

OTHER INCOME (EXPENSE):
Interest expense:
Non-related party	(63,503)	(27,812)	(21,183)
Related party	(43)	(652)	(1,606)
Interest and other income	5,002	518	195

Total other income (expense)	(58,544)	(27,946)	(22,594)

INCOME BEFORE INCOME TAXES	100,175	63,399	60,117
INCOME TAX EXPENSE	39,521	24,547	23,979

NET INCOME	60,654	38,852	36,138
Preferred stock dividends			(170)

Net income available for common stockholders	$60,654	$38,852	$35,968

Basic net income available for common stockholders per share	$1.69	$1.66	$1.80

Diluted net income available for common stockholders per share	$1.66	$1.62	$1.73
See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
(In thousands)
	Other Comprehensive Income	Common Stock	Additional Paid-in Capital	Warrants	Accumulated Other Comprehensive Loss	Accumulated Earnings	Total
Balance at January 1, 2003		$20	$19,491	$3,480		$8,279	$31,270
Stock compensation expense			214				214
Dividends on redeemable preferred stock of subsidiary						(170)	(170)
Warrants issued and revalued				1,587			1,587
Capital contribution			3,367				3,367
Net income	$36,138					36,138	36,138
Comprehensive income	$36,138
Balance at December 31, 2003		20	23,072	5,067		44,247	72,406
Stock compensation expense			214				214
Common stock offering, net		5	58,167				58,172
Exercise of employee stock options		1	1,717				1,718
Warrants issued				10,263			10,263
Warrants surrendered				(6,756)			(6,756)
Capital contribution			3,950				3,950
Net income	$38,852					38,852	38,852
Unrealized losses on derivative instruments, net of tax	(4,168)				$(4,168)		(4,168)
Comprehensive income	$34,684
Balance at December 31, 2004		26	87,120	8,574	(4,168)	83,099	174,651
Stock compensation expense			125				125
Common stock offerings net		16	186,749				186,765
Exercise of employee stock options			3,111				3,111
Capital contribution			400				400
Distribution to WexAir LLC for Shuttle America merger						(1,000)	(1,000)
Net income	$60,654					60,654	60,654
Unrealized losses on derivative instruments, net of tax	(8)				(8)		(8)
Comprehensive income	$60,646
Balance at December 31, 2005		$42	$277,505	$8,574	$(4,176)	$142,753	$424,698
See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003
(In thousands)
	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$60,654	$38,852	$36,138
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	64,877	34,412	23,873
Debt issue costs and other amortization	2,776	1,928	1,968
Warrant amortization	372	800	359
Loss (gain) on aircraft and other equipment disposals	(276)	1,151	1,079
Impairment loss and accrued aircraft return costs	(4,218)	1,441	2,756
Amortization of deferred credits	(1,346)	(1,285)	(1,249)
Stock compensation expense	125	214	214
Deferred income taxes	37,606	24,027	23,742
Changes in certain assets and liabilities:
Receivables	(10,323)	10,480	(7,124)
Inventories	1,276	(2,683)	(2)
Prepaid expenses and other current assets	(4,907)	(1,022)	1,057
Accounts payable	1,152	1,963	(4,405)
Accrued and other liabilities	28,980	11,370	14,937
Other assets	(5,869)	(4,821)	(1,716)

Net cash from operating activities	170,879	116,827	91,627

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(126,928)	(64,361)	(37,071)
Purchase of commuter slots	(51,640)
Proceeds from sale of aircraft equipment	2,479	699	826
Aircraft deposits and other	(37,206)	(79,244)	(9,628)
Aircraft deposits returned	38,158	40,480	15,192
Change in restricted cash	(15)	2	(2)

Net cash from investing activities	(175,152)	(102,424)	(30,683)

FINANCING ACTIVITIES:
Payments on short/long-term debt	(53,363)	(26,947)	(39,129)
Proceeds from short/long-term debt		3,213
Repayment of subordinated notes payable to affiliate (Wexford)	(1,250)	(43,672)	(37,559)
Proceeds from capital contribution (Wexford)	400	3,950	3,367
Proceeds from subordinated notes payable from affiliate (Wexford)	250	20,390	35,566
Proceeds from common stock offerings, net	186,765	58,172
Payments on redemption of redeemable preferred stock of subsidiary			(5,368)
Payments on settlement of treasury locks	(4,694)	(3,562)
Proceeds on settlement of treasury locks	192	593
Proceeds from exercise of stock options	1,189	978
Debt issue costs	(9,431)	(3,835)	(1,968)
Other		2	(2)

Net cash from financing activities	120,058	9,282	(45,093)

Net changes in cash and cash equivalents	115,785	23,685	15,851
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	46,220	22,535	6,684

CASH AND CASH EQUIVALENTS AT END OF YEAR	$162,005	$46,220	$22,535
 See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, and 2003
(Dollars in thousands, except share and per share amounts)

1. ORGANIZATION & BUSINESS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Republic Airways Holdings Inc. and its wholly-owned operating subsidiaries (collectively “Republic” or the “Company”), Chautauqua Airlines, Inc. (“Chautauqua”), an Indiana Corporation and certified air carrier; Shuttle America Corporation (“Shuttle America”), an Indiana Corporation and certified air carrier and  Republic Airline Inc. (“Republic Airline”) an Indiana Corporation and certified air carrier. Republic Airline received its air carrier operating certificate in August 2005.

Effective May 6, 2005, Republic entered into a stock purchase agreement (the “Agreement”) with Shuttle America and Shuttle Acquisition LLC (“Shuttle LLC”), pursuant to which the Company acquired all of the issued and outstanding common stock of Shuttle America from Shuttle LLC. Consideration paid was a promissory note in the aggregate principal amount of $1,000 payable by Republic to Shuttle LLC and the assumption of certain debt of Shuttle America totaling approximately $679. Because Republic and Shuttle America was commonly controlled by Wexford Capital LLC (“Wexford”), the acquisition was accounted for in a manner similar to pooling of interests. The consolidated financial statements give retroactive effect to the merger of Republic and Shuttle America since they were under common control during the periods presented.

The Company operates as an air carrier providing scheduled passenger and air freight service as US Airways Express, American Connection, Delta Connection and United Express under code-share agreements with US Airways, Inc. ("US Airways"), AMR Corporation ("American"), Delta Air Lines, Inc. ("Delta") and United Air Lines, Inc. (“United”), respectively. The Company has a code-share agreement with US Airways and offers passenger and air freight service from US Airways' hub and focus airports in Philadelphia and Pittsburgh, Pennsylvania, Indianapolis, Indiana, Boston, Massachusetts, New York, New York (LaGuardia) and Washington, D.C. Under the code-share agreement with American, the Company offers passenger and air freight service from American's hub airport in St. Louis, Missouri. The code-share agreement with Delta offers passenger and air freight service from Delta's hub and focus airports in Orlando, Cincinnati and Fort Lauderdale. Under the code-share agreement with United, the Company offers passengers and air freight service from United’s hub airports in Chicago and Washington D.C, (Dulles and National).

In August 2005, Republic Airline received its FAA Operating Certificate and began revenue service for US Airways, on September 1, 2005, operating 72-seat ERJ-170 aircraft. Under the US Airways code-share agreement for 50 seat aircraft, which expires in 2013, the Company provides service to designated areas utilizing jet aircraft. The US Airways code-share agreements with the Company, as amended, allows the Company to operate up to 35 but not less than twenty 50 seat regional jets on a fixed-fee basis with reimbursement of certain pass-through costs. As of December 31, 2005, the Company has thirty 50 seat regional jets dedicated to US Airways' service.

On March 15, 2005, the Company and Wexford entered into an investment agreement with US Airways Group, Inc. and US Airways. The agreement included provisions for the affirmation of an amended Chautauqua code-share agreement, a new jet service agreement for the operation of ERJ-170 and ERJ-190 aircraft, a conditional $125,000 equity commitment and up to $110,000 in asset related financing. The Bankruptcy Court approved the agreement on March 31, 2005.

On June 23, 2005, the Company received notification from US Airways Group that it would not be requested to make the $125,000 equity investment, but US Airways notified the Company that it would exercise its right to receive up to $110,000 in asset related financing in connection with its reorganization plan.

On September 21, 2005, the Company and US Airways entered into a global aircraft transaction agreement. Under this agreement, the Company purchased 10 ERJ-170 aircraft owned by US Airways and leased the 10 aircraft back to US Airways subject to their transfer to Republic Airline under a 10-year fixed-fee jet service agreement the Company entered into with US Airways on September 2, 2005. The Company also agreed to assume the leases of 15 additional ERJ-170 aircraft, which it expects to transition to Republic Airline by September 2006. In addition, under a commuter slot option agreement that the Company and US Airways entered into on September 22, 2005, the Company purchased 113 commuter slots at Ronald Reagan Washington National Airport and 24 commuter slots at New York-LaGuardia Airport. Republic assigned the right of use of these commuter slots to US Airways and these commuter slots are being operated by US Airways and US Airways Express carriers under a licensing agreement for which US Airways pays us rent.

Under the American code-share agreement, which expires in 2013, the Company provides regional jet service on a fixed-fee basis with reimbursement of certain pass-through costs and allows the the Company to operate fifteen 44 seat regional jets. The agreement may be terminated by American without cause at any time after September 30, 2008 with 180 days notice. As of December 31, 2005, the Company had 15 regional jets dedicated to American service.

The Company started regional jet service for Delta in November 2002. The regional jet code-share agreement with Delta for 37 and 50 seat aircraft, as amended, which expires in 2016, is on a fixed-fee basis with reimbursement of certain pass-through costs and provides for 39 aircraft to be placed into service. The agreement may be partially or completely terminated by Delta with or without cause at any time after November 2009 with 180 days notice. As of December 31, 2005, the Company has thirty-nine regional jets dedicated to Delta service.

In January 2005, the Company and Delta entered into a code-share agreement whereby the Company will operate 16 ERJ-170 aircraft for Delta. This agreement expires in 2019 and can be terminated by Delta with or without cause at any time after 2013.  As of December 31, 2005, the Company had nine ERJ-170’s dedicated to Delta service.

The Company previously provided regional jet service for America West and, in February 2003, the Company and America West agreed to terminate their code-share agreement. The code-share agreement with America West commenced in August 2001 and was on a fixed-fee basis with reimbursement of certain pass-through costs. Pursuant to the termination of the code-share agreement, the Company and America West agreed to remove the 12 aircraft from service during April, May and June 2003 and America West paid the Company a contract termination fee of $6,000 as the aircraft were taken out of service. The Company amended the Delta code-share agreement on February 7, 2003 to utilize these 12 aircraft.

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

In February 2004, the Company entered into separate code-share agreements with United to operate nine 50 seat regional jets, twenty-three 70 seat regional jets and ten turboprop aircraft. The agreements for the ERJ-145 and ERJ-170 regional jet aircraft expire in 2014 and 2015, respectively, and the turboprop agreement expired in 2005. The 50 seat regional jet agreement may be terminated with or without cause by United upon 18 months prior written notice after December 31, 2007.  As of December 31, 2005, twenty-eight 70 seat regional jets and seven 50 seat regional jets were in operation.

On June 22, 2005, the Company amended its code-share agreements with United increasing the ERJ-170 fleet from 23 to 28 aircraft and reducing the ERJ-145 fleet from nine to seven aircraft. The five additional ERJ-170 aircraft were all placed into service by December 31, 2005. The two ERJ-145 aircraft were removed from service and added to the Company’s charter operations beginning in November, 2005.

During 2005, the Company sub-leased five ERJ-145 aircraft to an airline operating in Mexico through 2013.

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

 The following sets forth code-share partners’ passenger revenue and accounts receivable as a percentage of total passenger revenue and net receivables:
	US Airways	American	Delta	United	America West
Passenger revenues for the years ended:
December 31, 2005	21%	13%	34%	32%
December 31, 2004	38	16	36	10
December 31, 2003	43	21	29		7%

Receivables as of:
December 31, 2005	13	17	9	32
December 31, 2004	31	37	6	2

Substantially all of the Company's revenue is derived from agreements with its four code-share partners. Termination of the US Airways, American, Delta or United regional code-share agreements could have a material adverse effect on the Company's financial position, results of operations and cash flows. On September 12, 2004, US Airways filed a petition for Chapter 11 bankruptcy protection. Unpaid amounts related to pre-petition claims were approximately $3.2 million, which were written off as of September 30, 2005. We have been paid for all amounts due post-petition in accordance with our code-share agreement. In October 2005, US Airways emerged from bankruptcy. We have received 6,638 shares of US Airways common stock for our pre-petition claims. The fair value of the shares as of December 31, 2005 was $248. United emerged from bankruptcy on February 1, 2006.

Delta is attempting to reorganize its respective businesses under Chapter 11 of the bankruptcy code. We continue to operate all of our Delta aircraft; however, contingency plans are being developed to address potential outcomes of the Delta bankruptcy proceedings.

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

During 2004 in anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, the Company entered into fourteen treasury lock agreements with notional amounts totaling $373,500 and a weighted average interest rate of 4.47% with expiration dates through June 2005. Management designated the treasury lock agreements as cash flow hedges of forecasted transactions. The treasury lock agreements were settled at each respective settlement date, which were the purchase dates of the respective aircraft. The Company settled seven agreements during each of the years ended December 31, 2004 and 2005. The net amount paid was $2,969 and $4,502 in 2004 and 2005, respectively, and was recorded in accumulated other comprehensive loss, net of tax. Of these amounts, the Company reclassified $21 and $286 to interest expense for the years ended December 31, 2004 and 2005, respectively. The Company expects to reclassify $299 to interest expense for the year ending December 31, 2006. Amounts are amortized to interest expense over the terms of the respective aircraft debt. All treasury locks had been settled as of December 31, 2005.

Cash and Cash Equivalents—Cash equivalents consist of short-term, highly liquid investments with maturities of three months or less when purchased. Substantially all of our cash is on hand with one bank.

 Supplemental Cash Flow Information:

	Years Ended December 31,
	2005	2004	2003
CASH PAID (REFUNDED) FOR INTEREST AND INCOME TAXES:
Interest—net of amount capitalized	$64,763	$27,073	$18,862
Income taxes paid (refunded)	1,212	380	(607)
NON-CASH TRANSACTIONS:
Parts, training and lease credits from aircraft manufacturer	(26,381)	662	650
Receipt of US Airways stock	248
Conversion of accrued interest to subordinated note payable to affiliate	43	107	1,512
Preferred stock dividends declared	—	—	170
Aircraft, inventories, and other equipment purchased through financing arrangements	616,010	411,631	241,690
Warrants issued	—	10,263	1,587
Warrants surrendered	—	(6,756)	—
Fair value of interest rate hedge	4,012	(4,012)	—
Tax benefit for stock options exercised	1,922

Inventories consist primarily of spare parts and supplies, which are charged to expense as they are used in operations. Inventories are valued at average cost. An allowance for obsolescence is provided to reduce inventory to estimated net realizable value. As of December 31, 2005, 2004 and 2003 this reserve was $340, $1,500 and $1,500, respectively.

Aircraft and Other Equipment is carried at cost. Incentives received from the aircraft manufacturer are recorded as reductions to the cost of the aircraft. Depreciation for aircraft is computed on a straight-line basis to an estimated salvage value over 16.5 years, the estimated useful life of the regional jet aircraft. Depreciation for other equipment, including rotable parts, is computed on a straight-line basis over 3 to 10 years, the estimated useful lives of the other equipment. Leasehold improvements are amortized over the expected life or lease term, whichever is less. Interest related to deposits on aircraft on firm order from the manufacturer is capitalized. The Company capitalized approximately $1,904, $1,692 and $434 of interest for the years ended December 31, 2005, 2004 and 2003, respectively.

Restricted Cash consists of restricted amounts for satisfying future debt and lease payments.

Debt Issue Costs are capitalized and included in other assets and are amortized, using the effective interest method, to interest expense over the term of the related debt. Debt issue costs, net of accumulated amortization, of $15,779 and $8,048, are included in other assets in the consolidated balance sheets as of December 31, 2005 and 2004, respectively.

Goodwill and Intangible Assets are accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. Intangible assets that have finite useful lives are amortized over their useful lives and reviewed for impairment at each reporting date. The weighted average life of the commuter slots is 23 years. Estimated aggregated amortization expense will approximate $3,584 in 2006 and $400 per year thereafter.

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

Comprehensive Income—The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company had accumulated other comprehensive loss relating to treasury lock agreements of $4,176 and $4,168, net of tax, at December 31, 2005 and 2004, respectively. There were no other comprehensive income components for the years ended December 31, 2003.

Income Taxes—Republic accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts for existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the future tax benefits to the extent, based on available evidence; it is more likely than not they will be realized.

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

Revenue Recognition—Revenues are recognized in the period the service is provided. The Company recognizes revenues and expenses in accordance with the terms of the fixed fee code-share agreements, which includes pass-through costs. The Company recognizes lease revenue for sub-leases for five ERJ-145 aircraft leased to an airline in Mexico and 3 ERJ-170 aircraft to US Airways. In addition, the Company recognizes license revenue from US Airways for commuter slots that were purchased by the Company and are being utilized by US Airways through 2006 for the New-York LaGuardia commuter slots, and through 2016 for the Ronald Reagan Washington National commuter slots.  Revenues from sub-leases and the commuter slots are recognized when earned and included in other operating revenue.

Warrants—Equity instruments issued to code-share partners are recorded on the measurement date as deferred charges and credits to stockholders’ equity. Warrants surrendered in a nonmonetary transaction are recorded at fair value on the measurement date as reductions to deferred warrant charges and stockholders’ equity. The deferred charges for warrants are amortized as a reduction of passenger revenue over the terms of the code-share agreements.

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

	For the years ended December 31,
	2005	2004	2003
Net income available for common stockholders, as reported	$60,654	$38,852	$35,968
Add: Stock-based employee compensation expense determined under the intrinsic value based method, net of tax	75	129	128
Deduct: Stock-based employee compensation expense determined under the fair value based method, net of tax	(1,496)	(327)	(338)

Pro forma net income available for common Stockholders	$59,233	$38,654	$35,758

Pro forma net income available for common stockholders per share:
Basic	$1.65	$1.66	$1.79
Diluted	$1.62	$1.62	$1.72

The fair value of options granted were estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions: no dividend yield; risk-free interest rates ranging from 2.0% to 6.70%; volatility of 40%-50%; and an expected life ranging from 4 to 6.5 years. The pro forma amounts are not representative of the effects on reported earnings for future years.

Net Income Available for Common Stockholders Per Share is based on the weighted average number of shares outstanding during the period.

The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations:

	For the Years Ended December 31,
	2005	2004	2003
Weighted-average common shares outstanding for basic net income available for common stockholders per share	35,854,249	23,349,613	20,000,000
Effect of dilutive employee stock options	694,091	557,150	841,415

Adjusted weighted-average common shares outstanding and assumed conversions for diluted net income available for common stockholders per share	36,548,340	23,906,763	20,841,415

Employee stock options and warrants of 2,927,400 and 2,640,000 are not included in the calculation of diluted net income available for common stockholder per share due to their anti-dilutive impact for the years ended December 31, 2004 and 2003, respectively. For the year ended December 31, 2005 all of the employee stock options and warrants were included in the calculation of diluted net income available for common stockholder per share.

Segment Information—The Company has one reportable operating segment for the scheduled transportation of passengers and air freight under code-share agreements. The Company’s charter service and aircraft leasing revenues are immaterial.

New Accounting Standards—In December 2004, SFAS No. 123(R), Share-Based Payment, a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and a rescission of APB Opinion No. 25, Accounting for Stock Issued to Employees, was issued. This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based upon the grant date fair value of the equity or liability issued. In addition, liability awards will be remeasured each reporting period and compensation costs will be recognized over the period that an employee provides service in exchange for the award. This statement is effective for public companies as of the first annual reporting period beginning after June 15, 2005. The Company has not yet completed its assessment of the impact of this statement on its financial condition and results of operations. However, the Company estimates the stock compensation expense for previously granted options to be approximately $900,000 for the year ending December 31, 2006.

3. AIRCRAFT AND OTHER EQUIPMENT

At December 31, 2005, the Company has a total fleet of 150 regional jets, including sixty-eight 50-seat ERJ-145 regional jets, fifteen 44-seat ERJ-140 regional jets, seventeen 37-seat ERJ-135 regional jets, and fifty 70-seat ERJ-170 regional jets. The Company owns five Saab 340 aircraft, 25 ERJ-145 regional jets, 11 ERJ-140 regional jets, 15 ERJ-135 regional jets, 45 ERJ-170 regional jets and leases the other aircraft under operating lease agreements (see Note 8). The five Saab 340 aircraft and related spare parts are currently held for sale and recorded in prepaid and other current assets at a net realizable value of $956.

Aircraft and other equipment, excluding aircraft and other equipment held for sale, consist of the following as of December 31:

	2005	2004
Aircraft	$1,702,611	$993,913
Flight equipment	69,635	53,054
Furniture and equipment	4,729	3,694
Leasehold improvements	9,126	8,180

Total aircraft and other equipment	1,786,101	1,058,841
Less accumulated depreciation and amortization	(123,865)	(74,329)

Aircraft and other equipment—Net	$1,662,236	$984,512

Aircraft and other equipment depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 was $64,877, $34,412 and $23,873, respectively.

4. OTHER ASSETS

Other assets consist of the following as of December 31:

	2005	2004
Prepaid aircraft rent	$23,708	$20,744
Aircraft deposits	25,655	47,428
Deferred warrant charge, net (see Note 11)	7,035	7,407
Debt issue costs, net	15,779	8,048
Commuter slots	50,722	—
Other	21,300	7,246

	$144,199	$90,873

As part of the US Airways global aircraft transaction agreement, the Company purchased commuter slots at Ronald Reagan Washington National Airport and New York LaGuardia Airport. The New York LaGuardia Airport commuter slots are amortized over a 15 month life and the Ronald Reagan Washington National Airport commuter slots are amortized on a straight line basis over a 25 year life to a residual value. Amortization began in September 2005 and was approximately $918 in 2005. The Company assigned the right of use for these commuter slots to US Airways which will continue to be operated by US Airways Express carriers until the expiration or termination of the amended and restated Chautauqua JSA dated as of April 26, 2005 between US Airways and Chautauqua or the Republic JSA, whichever is later, at an agreed rate. Prior to the expiration of the agreement to license the commuter slots, US Airways has the right to repurchase all, but not less than all, of the Washington and LaGuardia commuter slots at a predetermined price.

5. ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31:

	2005	2004
Accrued wages, benefits and related taxes	$13,724	$9,623
Accrued maintenance	10,709	11,822
Accrued aircraft return costs (see Note 15)	—	4,599
Accrued property taxes	2,976	2,004
Accrued interest payable to non-affiliates	11,854	6,726
Accrued liabilities to code-share partners	14,866	8,808
Other	17,519	9,803

Total accrued liabilities	$71,648	$53,385

6. DEBT

 Debt consists of the following as of December 31:

	2005	2004
Revolving credit facility with Bank of America Business Capital (the "Bank"), maximum of $25,000 available (including outstanding letters of credit), subject to 70% of the net book value of spare rotable parts and 40% of the net book value of spare non-rotable parts and inventory. Interest is payable monthly at the Bank's LIBOR rate plus spreads ranging from 2.0% to 2.75% or the Bank's base rate (which is generally equivalent to the prime rate) plus spreads ranging from 0.25% to 0.75%. The weighted average interest rates for the years ended December 31, 2005, 2004 and 2003 were 6.0%, 4.2%, and 4.5%, respectively. Fees are payable at 0.375% on the unused revolver amount. The credit facility expires on March 31, 2006 and is collateralized by all of Chautauqua's assets, excluding the owned aircraft and engines. The Company is currently negotiating to extend or replace this facility.
	$—	$—
Term loans with the Bank due March 2006 or upon termination of the Bank credit facility, with monthly principal payments of $54, and interest payable monthly at the Bank's LIBOR rate plus spreads ranging from 2.0% to 2.75% or the Bank's base rate (which is generally equivalent to the prime rate) plus spreads ranging from 0.25% to 0.75% (5.3% at December 31, 2005). The term loans are collateralized by substantially all of Chautauqua's assets, except for aircraft collateralized by various banks and aircraft manufacturer.	2,624	3,212
Promissory notes with various banks and aircraft manufacturer, collateralized by aircraft, bearing interest at fixed rates ranging from 4.01% to 7.08% with semi-annual principal and interest payments of $76,983 through 2019.	1,410,700	846,974
Other	116	683
Total	1,413,440	850,869

Current portion (including Bank term loan)	73,935	46,986

Debt and notes payable—Less current portion	$1,339,505	$803,833

Chautauqua's debt agreements with the Bank contain restrictive covenants that require, among other things, that Chautauqua maintain a certain fixed charge coverage ratio and a debt to earnings leverage ratio. Chautauqua was in compliance with both ratios at December 31, 2005. Chautauqua has outstanding letters of credit totaling $7,462 and $4,782 as of December 31, 2005 and 2004, respectively. The American code-share agreement requires a debt sinking fund for Chautauqua's required semi-annual payments.

 Future maturities of debt are payable as follows for the years ending December 31:

2006	$73,935
2007	75,708
2008	79,572
2009	83,973
2010	88,987
Thereafter	1,011,265

Total	$1,413,440

During the year ended December 31, 2005, the Company acquired 34 aircraft through debt financing totaling $616,010. The debt was obtained from a bank and the aircraft manufacturer for fifteen year terms at interest rates ranging from 4.01% to 7.08%.

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

8. COMMITMENTS

As of December 31, 2005, the Company leases 54 regional jets and 14 spare regional jet engines with varying terms extending through 2022 and terminal space, operating facilities and office equipment with terms extending through 2016 under operating leases. The components of rent expense for the years ended December 31 are as follows:

	2005	2004	2003
Aircraft and engine rent	$77,725	$74,514	$67,350
Other	4,225	3,320	2,518

Total rent expense	$81,950	$77,834	$69,868

The Company has long-term maintenance agreements with an avionics equipment manufacturer and maintenance provider that has a guaranteed minimum annual flight hour requirement. The minimum guaranteed amount based on the Company's current operations is $4,384 per year through January 2012. The Company did not record a liability for this guarantee, because the Company does not believe that any aircraft will be utilized below the minimum flight hour requirement during the term of the agreement.

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

The Company has long-term maintenance agreements based upon flight activity with engine manufacturers and maintenance providers through 2014.

The Company has long-term maintenance agreements for wheels and brakes through June 2014. The agreement has an early termination penalty, if the Company removes seller's equipment from certain aircraft, sells or leases certain aircraft to a third party or terminates the services prior to expiration of the agreement. The Company did not record a liability for this penalty provision, because the Company does not believe the contract will be terminated prior to the expiration date.

Total payments under these long-term maintenance agreements were $53,647, $39,982 and $29,357 for the years ended December 31, 2005, 2004 and 2003, respectively.

As part of the Company's lease agreements, the Company typically indemnifies the lessor of the respective aircraft against liabilities that may arise due to changes in benefits from tax ownership or tax laws of the respective leased aircraft. The Company has not recorded a liability for these indemnifications because they are not estimable. The Company is responsible for all other maintenance costs of its aircraft and must meet specified return conditions upon lease expiration for both the airframes and engines. The Company is unable to estimate the liability for these return conditions as of December 31, 2005, because the leases expire beginning in 2009. The Company will record a liability for these return conditions once the liability is estimable.

Future minimum payments under noncancellable operating leases are as follows for the years ending December 31:

	Regional Jet Aircraft	Other	Total
2006	$83,177	$7,285	$90,462
2007	80,071	7,003	87,074
2008	79,899	7,015	86,914
2009	78,634	6,749	85,383
2010	76,643	6,329	82,972
Thereafter	485,139	34,246	519,385

Total	$883,563	68,627	952,190

As of December 31, 2005, the Company’s Delta and United code-share agreements require that the Company acquire and place in service an additional seven ERJ-170 regional jets and the Company has firm orders for 11 regional jets. The current list price of these 11 regional jets is $309,307. The Company has a commitment to obtain financing for all of these 11 regional jets. The Company also has a commitment to acquire one spare aircraft engine with a current list price of $3,557. These commitments are subject to customary closing conditions. The Company’s firm orders and options with the aircraft manufacturer are shown below as of December 31, 2005.

Under the US Airways Aircraft Agreement, we will assume the leases of 15 ERJ-170 aircraft, which will be operated by Republic Airline. The transfer is expected to be completed by September 2006. In connection with the assumption of the leases of the additional aircraft, we will assume approximately $350 million in lease obligations. The transfer of all 15 aircraft is expected to be completed by September 2006.

	Commitments as of December 31, 2005
	Firm	Options	Total
Aircraft Orders with Aircraft Manufacturer:
ERJ-170	11	35	46

During the year ended December 31, 2005, the Company made aircraft deposits in accordance with the aircraft commitments of $37,206. Aircraft deposits are included in other assets.

9. CONTINGENCIES

The Company is subject to certain legal and administrative actions which management considers routine to their business activities. As of December 31, 2005, management believes, after consultation with legal counsel, the ultimate outcome of any pending legal matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

Under the American code-share agreement, the Company is subject to American’s scope restrictions. The Company paid American $6,466 in 2005 for operating the ERJ-170s for United at Chautauqua Airlines in violation of the scope restrictions of the code-share agreement. These payments terminated in September 2005 when the ERJ-170s were no longer operated by Chautauqua.

As of December 31, 2005, approximately 76% of the Company's workforce is employed under union contracts.

On September 1, 2005, the Company entered into a new four-year collective bargaining agreement with its flight attendants who are represented by the International Brotherhood of Teamsters, AFL-CIO.

The Company and an affiliate of Wexford Capital, among others including US Airways and the Airline Pilots Association, have been named as defendants in a lawsuit filed in October, 2005 by certain US Airways pilots. The lawsuit was filed in the United States District Court for the Eastern District of New York. The lawsuit as it relates to the Company, would require the Company to employ certain pilots of US Airways under terms that would be more favorable to the pilots as compared to terms that were contemplated to be offered to the pilots by the Company. The Company, on the advice of its legal counsel, believes that the lawsuit, as it relates to the Company, is wholly without merit and the Company intends to ask the court to dismiss the lawsuit against it at the earliest practicable date. The lawsuit asks for monetary damages of $1.2 billion.

10. RELATED PARTY TRANSACTIONS

Fees are paid to Wexford Capital LLC for administrative functions not performed by the Company. Fees incurred were approximately $1,065, $241 and $268 for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, included in accrued liabilities were $307 and $217 due to Wexford Capital LLC as of December 31, 2005 and 2004, respectively.

As of December 31, 2005, the Company has accrued $450 for expenses incurred relating to a stock offering in December 2005 on behalf of WexAir LLC.

Wexford Capital LLC provided advances to Shuttle America to finance its working capital needs.

On April 16, 2004, the Company made a payment of $2,800 on the subordinated note payable to WexAir LLC. The payment consisted of $1,400 for principal and $1,400 for accrued interest. In May 2004, the maturity date of the subordinated note payable to affiliate was extended to June 13, 2004. On June 2, 2004, the Company fully repaid the principal balance of $19,100 of the subordinated note payable to WexAir LLC and accrued interest of $80.

The Company purchased Shuttle America from Shuttle Acquisition LLC, an affiliate of Wexford Capital LLC on May 6, 2005 for $1,000 and the assumption of $679 in debt. The Company entered into a note payable with WexAir LLC for the $1 million purchase price, and the note was repaid in November 2005. In addition, for Wexford Capital's assistance in structuring the investment agreement with US Airways, we agreed to pay Wexford Capital $500,000 upon US Airway's emergence from bankruptcy as well as the payment of Wexford Capital's expenses, including the payment of up to approximately $850,000 to an unrelated third party consultant retained by us and Wexford Capital.

11. CAPITAL STOCK, STOCK OPTIONS AND WARRANTS

Common Stock and Capital Contributions

In June 2004, the Company completed its initial public stock offering. The Company issued 5,000,000 shares of common stock at $13 per share. The net proceeds provided by this offering were $58,172, before the repayment of debt.

In 2005, the Company completed two follow-on public common stock offerings and issued a total of 15,812,500 shares of common stock, for approximately $186,765, net of offering expenses.

 In 2005 and 2004, Wexford made capital contributions to Shuttle America of $400 and $3,950 respectively. The Company made a capital distribution to WexAir LLC of $1,000 related to the merger transaction with Shuttle America.

At December 31, 2005, 6,059,435 shares of the Company’s 75,000,000 authorized shares were reserved for issuances under the 2002 Equity Incentive Plan and warrants. At December 31, 2005, the number of securities remaining available for future issuance under equity compensation plans was 1,468,600 shares.

Stock Options

In connection with employment agreements for certain key employees, Republic granted options to purchase shares of Republic's common stock. The stock options vest ratably over the term of the employment agreements (generally 48 months) and are exercisable for five years following the vesting dates. Generally, stock options are granted with exercise prices equal to market prices on the grant date. Because stock options granted in August 2001 had an exercise price below market price, annual compensation expense of $125, $214 and $214 was recorded for the years ended December 31, 2005, 2004 and 2003, respectively. Options granted during 2004 vest ratably over periods ranging from 8 months to 48 months, and are exercisable until 10 years from the date of grant. During 2005, the options granted vest ratably over periods ranging from 12 months to 48 months, and are exercisable until 10 years from the date of grant. The following is a summary of stock option activity for stock options outstanding at the end of the respective years:

	December 31, 2005		December 31, 2004		December 31, 2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	2,781,864	$7.76	1,920,000	$2.13	1,920,000	$2.13
Granted	259,000	14.18	1,420,620	13.00
Exercised	416,429	2.86	558,756	1.75

Outstanding, end of year	2,624,435	$9.17	2,781,864	$7.76	1,920,000	$2.13

Weighted average remaining contractual life in years	6.3		6.3		2.7
Options exercisable, end of year	1,709,700	$4.07	1,409,892	$2.72	1,872,500	$1.99

The weighted average grant date fair value of options granted in 2005 and 2004 was $14.18 and $3.32, respectively. No options were granted during 2003. The following represents options outstanding and exercisable as of December 31, 2005 by exercise price:

Options Outstanding				Options Exercisable
Exercise Price	Number	Average Remaining Contractual Life	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
$1.75	870,363	1.6	$1.75	870,363	$1.75
7.83	110,000	2.9	7.83	110,000	7.83
13.00	1,385,072	8.8	13.00	723,004	13.00
13.18	15,000	9.7	13.18	1,250	13.18
14.24	244,000	9.9	14.24	5,083	14.24
	2,624,435		9.17	1,709,700	6.94

Warrants

In connection with the Delta code-share agreement, the Company has issued warrants to purchase shares of its common stock related to the code-share agreement.

The warrants, net of amounts surrendered in December 2004, are fully vested and exercisable as follows:

Issued	Number of Shares	Exercise Price		Exercise Period
June 2002	825,000	$12.50	(1)	June 2012
June 2004	825,000	12.35	(1)	May 2014
February 2003	396,000	13.00		February 2013
October 2003	165,000	12.35		October 2013
March 2004	264,000	12.35		March 2014
December 2004	960,000	11.60		December 2014
	3,435,000

(1) The exercise price is subject to downward adjustment, if the Company issues additional shares of common stock in certain instances.

In December 2004, the Company and Delta agreed to reduce the amounts of all warrants issued pursuant to the Chautauqua code-share agreement by 45%, which reduced deferred warrant charges and warrant equity by $6,756. Amortization of deferred warrant charges were $372, $800 and $359 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company records deferred warrant charges on the measurement date based upon an option pricing model that considered continuous compounding of dividends and dilution using an estimated fair value of the Company’s common stock on the grant date, an estimated dividend yield, a risk-free interest rate commensurate with the warrant term, volatility of 40% and an expected life of 10 years.

12. INCOME TAXES
The components of the provision for income tax expense (benefit) for the years ended December 31 are as follows:

	2005	2004	2003
Federal:
Deferred	$32,855	$18,941	$19,812

	32,855	18,941	19,812
State:
Current	1,915	520	237
Deferred	4,751	5,086	3,930

	6,666	5,606	4,167

Income tax expense	$39,521	$24,547	$23,979

A reconciliation of income tax expense at the applicable federal statutory income tax rate to the tax provision as reported for the years ended December 31 are as follows:

	2005	2004	2003
Federal income tax expense at statutory rate	$35,163	$22,190	$21,041
State income tax expense, net of federal benefit	4,333	3,644	2,709
Other	25	(1,287)	229

Income tax expense	$39,521	$24,547	$23,979

The components of deferred tax assets and liabilities as of December 31 are as follows:

	2005	2004
DEFERRED TAX ASSETS
Current:
Nondeductible accruals	$1,619	$4,553
Nondeductible accrued interest		1,351
Asset impairment expenses	1,463
Prepaid rent	574	524

	3,656	6,428
Noncurrent:
Nondeductible reserves	—	2,920
Nondeductible accruals	5,107	1,868
Treasury locks	2,989	2,793
Stock option benefit	1,922	—
Alternative minimum tax credit	457	457
Net operating loss carryforward	176,280	142,874
Prepaid rent	6,889	6,284
Deferred credits and sale leaseback gain	7,749	7,831
Total	201,393	165,027

Valuation allowance	(8,119)	(8,119)
	193,274	156,908

Total assets	196,930	163,336
DEFERRED TAX LIABILITIES
Noncurrent:
Accelerated depreciation and fixed asset basis differences for tax purposes	(282,945)	(213,864)

Total noncurrent deferred tax liability	(89,671)	(56,956)

Total deferred tax liability	$(86,015)	$(50,528)

Deferred tax assets include benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards of $457, which do not expire, and net operating loss carryforwards of $504,000, which begin expiring in 2022. Approximately $450,000 net operating loss carryforwards are limited under Internal Revenue Code Section 382, and approximately $23,000 is not expected to be realized prior to expiration.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in an arm's length transaction between knowledgeable, willing parties. The fair value of long term debt is estimated based on discounting expected cash flows at the rates currently offered to the Company for debt with similar remaining maturities. As of December 31, 2005 and 2004 respectively, the carrying value of long-term debt was greater than its fair value by approximately $95,302 and $67,000. As of December 31, 2004, the fair value of the treasury locks was a liability of $4,012 based on quoted market values.

14. BENEFIT PLAN—401(k)

Republic has a defined contribution retirement plan covering substantially all eligible employees. The Company matches up to 6.0% of eligible employees' wages. Employees are generally vested in matching contributions after three years of service with the Company. Employees are also permitted to make pre-tax contributions of up to 90% (up to the annual Internal Revenue Code limit) and after-tax contributions of up to 10% of their annual compensation. The Company's expense under this plan was $1,660, $1,128 and $540 for the years ended December 31, 2005, 2004 and 2003, respectively.

 15. IMPAIRMENT LOSS AND ACCRUED AIRCRAFT RETURN COSTS

In connection with the Company’s plan to fly only regional jets under fixed fee code-share agreements and market conditions for turboprop aircraft in the air transportation industry, impairment losses of $2,931 in 2003 were recorded to reduce the carrying values of Saab 340 aircraft and related spare parts and supplies to estimated fair values. Estimated fair value of Saab 340 aircraft was based on quotations from aircraft dealers, less selling costs. Net realizable value of spare parts and supplies was based on quotations from aircraft parts manufacturers and dealers. In 2004, the Company recorded additional impairment losses of $416 on Saab 340 aircraft and related spare parts and supplies and $1,255 for intangible assets related to routes discontinued by US Airways.

Pursuant to the aircraft lease agreements, the Company is required to return Saab 340 aircraft to the lessor in specified conditions. Based upon flight schedules and maintenance costs, return costs were estimated and accrued. Each year the Company decreased the accrual for actual costs incurred and adjusted the accrual for its revised estimate of expected return costs. In December 2005, Shuttle America’s turboprop code-share agreement with United expired for the return of our Saab aircraft to the lessor. An agreement was reached with the lessors that will release the Company of any further financial obligations upon return of the aircraft resulting in a $4,218 reduction in the accrued liability.

The following table reflects impairment costs and accrued aircraft return costs for the year ended December 31, 2003, 2004 and 2005.

Description of Charge	Reserve at Jan. 1, 2003	2003 Provision (Adjustment) Charged to Expense	2003 Payments	Reserve at Dec. 31, 2003	2004 Provision (Adjustment) Charged to Expense	2004 Payments	Reserve at Dec. 31, 2004	2004 Provision (Adjustment) Charged to Expense	2005 Payments	Reserve at Dec. 31, 2005
Aircraft return costs:
Costs to return aircraft	5,706	(175)	(278)	5,253	(230)	(424)	4,599	$(4,218)	$(381)	—
Impairment loss		2,931			1,671					—
Total	$5,706	$2,756	$(278)	$5,253	$1,441	$(424)	$4,599	$(4,218)	$(381)	$—

16. VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions Charged to Expense		Deductions		Balance at End of Year
Allowance for doubtful accounts receivables:
December 31, 2005	$3,869	$87		$(3,613)(4)	(2)	$343

December 31, 2004	819	3,385	(3)	(335)	(2)	3,869

December 31, 2003	2,231	637		(2,049)(1)	(2)	819

(1) Write off of the US Airways receivable in 2003.

(2) Uncollectible accounts written off net of recoveries

(3) In 2004, the Company recorded an allowance for doubtful accounts of $3,200 because of US Airways’ bankruptcy.

(4) Write off of US Airways receivable in 2004 .

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures", as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information relating to us is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company during the period in which this report was being prepared.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposed in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, the Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements. Deloitte & Touche LLP’s report on management’s assessment of internal control over financial reporting appears on page 47 herein.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information set forth under the caption "Proposal No. 1—Election of Directors" in the Company's definitive Proxy Statement to be used in connection with the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

See "Part I—Executive Officers of the Company."

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that Company’s executive officers and directors, and person who beneficially own more than ten percent of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Executive officers, directors, and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from the Company’s executive officers, directors and greater, we believe that during fiscal 2005 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with except for one late filing made on behalf of Mr. Bedford.

ITEM 11. Executive Compensation

The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Beneficial Ownership of Common Stock by Certain Stockholders and Management" in the Company's definitive Proxy Statement to be used in connection with the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be used in connection with the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under "Audit Matters" in the Company's definitive proxy statement to be used in connection with the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)  Documents filed as part of this report:

Report of Independent Registered Public Accounting Firm, Financial Statements: Consolidated Balance Sheets as of December 31, 2005 and 2004, Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003, Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003, Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003 and Notes to Consolidated Financial Statements.

(b)  Exhibits

Exhibit No.	Description
1.1	Form of Purchase Agreement.(viii)
3.1	Amended and Restated Certificate of Incorporation.(i)
3.2	Amended and Restated Bylaws.(i)
4.1	Specimen Stock Certificate.(i)
10.1	2002 Equity Incentive Plan.(i)
10.2	Form of Option Agreement for Non-Employee Directors.(i)
10.3	Form of Option Agreement for Officers.(i)
10.3(a)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Bryan K. Bedford, dated as of December 27, 2004.(v)
10.3(b)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Bryan K. Bedford, dated as of December 27, 2004.(v)
10.3(c)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Robert Hal Cooper, dated as of December 27, 2004.(v)
10.3(d)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Robert Hal Cooper, dated as of December 27, 2004.(v)
10.3(e)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Wayne C. Heller, dated as of December 27, 2004.(v)
10.3(f)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Wayne C. Heller, dated as of December 27, 2004.(v)
10.4†	Amended and Restated Regional Jet Air Services Agreement, dated as of June 12, 2002, by and between AMR Corporation and Chautauqua Airlines, Inc.(i)
10.4(a)	Letter Agreement between AMR Corporation and Chautauqua Airlines, Inc. dated July 30, 2002.(i)
10.4(b)†	Side Letter Agreement, dated as of March 26, 2003, by and between AMR Corporation and Chautauqua Airlines, Inc.(i)
10.4(c)†	Amendment to Amended and Restated Air Services Agreement, by and between AMR Corporation and Chautauqua Airlines, Inc., dated as of October 28, 2003.(i)
10.5	Office Lease Agreement, by and between College Park Plaza, LLC and Republic Airways Holdings Inc., dated as of April 23, 2004.(i)
10.6†	Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of March 19, 1999.(i)
10.6(a)†	First Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of September 6, 2000.(i)
10.6(b)†	Second Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of September 20, 2000.(i)
10.6(c)†	Third Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of July 11, 2001.(i)
10.6(d)†	Fourth Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of December 18, 2002.(i)
10.6(e)†	Amended and Restated Chautauqua Jet Service Agreement between US Airways, Inc. and Chautauqua Airlines, Inc. dated April 26, 2005. (xiii)
10.7	Agreement between Chautauqua Airlines, Inc. and Teamsters Airline Division Local 747 representing the Pilots of Chautauqua Airlines, dated as of October 17, 2003.(i)
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

10.12(m)†	Amendment No. 11 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasilicica de Aeronautica S.A. and Republic Airways Holdings Inc., dated May 31, 2005.(xiii)
10.13†	Amended and Restated Letter Agreement GCT-026/98, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airways Holdings Inc., dated as of April 19, 2002.(i)
10.13(a)†	Amendment Number 1 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of June 7, 2002.(i)
10.13(b)†	Amendment Number 2 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of July 25, 2002.(i)
10.13(c)†	Amendment Number 3 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of August 29, 2002.(i)
10.13(d)†	Amendment Number 4 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of December 10, 2002.(i)
10.13(e)†	Amendment Number 5 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of April 30, 2003.(i)
10.13(f)†	Amendment Number 6 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of May 30, 2003.(i)
10.13(g)†	Amendment Number 7 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of December 31, 2003.(i)
10.13(h)†	Amendment Number 8 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of March 22, 2004.(i)
10.14
Amended and Restated Registration Rights Agreement, dated as of June 7, 2002, by and among Republic Airways Holdings Inc., Imprimis Investors, LLC, Wexford Spectrum Fund I, L.P., Wexford Offshore Spectrum Fund, Wexford Partners Investment Co. LLC, WexAir LLC, and Delta Air Lines, Inc.(i)

10.15	Loan and Security Agreement, by and between Fleet Capital Corporation and Chautauqua Airlines, Inc., dated as of December 9, 1998.(i)
10.16	Consolidated Amendment No. 1 to Loan and Security Agreement, by and between Fleet Capital Corporation and Chautauqua Airlines, Inc., dated as of March 27, 2002.(i)
10.16(a)†	Amendment No. 3 to Loan and Security Agreement, by and between Fleet Capital Corporation and Chautauqua Airlines, Inc., dated as of October 30, 2003.(i)
10.16(b)	Amendment No. 4 to Loan and Security Agreement, by and between Fleet Capital Corporation and Chautauqua Airlines, Inc., dated as of January 9, 2004.(i)
10.16(c)	Amendment No. 8 to Loan and Security Agreement, by and between Bank of America, N.A. (successor by assignment to Fleet Capital Corporation) and Chautauqua Airlines, Inc., dated as of November 2, 2005.

10.17	Amendment No. 1 to the Term Note, dated as of March 27, 2002, by and between Fleet Capital Corporation and Chautauqua Airlines, Inc.(i)
10.18	Lease Agreement by and between the Indianapolis Airport Authority and Chautauqua Airlines, Inc. dba US Airways Express, dated as of June 17, 1994.(i)
10.18(a)	First Amendment to Office Lease Agreement, by and between the Indianapolis Airport Authority and Chautauqua Airlines, Inc., dated as of July 17, 1998.(i)
10.18(b)	Second Amendment to Office Lease Agreement, by and between the Indianapolis Airport Authority and Chautauqua Airlines, Inc., dated as of October 2, 1998.(i)
10.18(c)	Third Amendment to Office Lease Agreement, by and between the Indianapolis Airport Authority and Chautauqua Airlines, Inc., dated as of November 6, 1998.(i)
10.18(d)	Fourth Amendment to Office Lease Agreement, by and between the Indianapolis Airport Authority and Chautauqua Airlines, Inc., dated as of September 3, 1999.(i)
10.19	Letter Agreement by and between the Indianapolis Airport Authority and Chautauqua Airlines, Inc., dated as of July 17, 2000, amending Lease Agreement for office space.(i)
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

10.33	Second Amended and Restated Employment Agreement by and between Bryan K. Bedford and Republic Airways Holdings Inc., dated as of July 1, 2003.(i)
10.33(a)	Amendment No. 1 to Second Amended and Restated Employment Agreement, by and between Bryan K. Bedford and Republic Airways Holdings Inc., dated as of December 27, 2004.(v)
10.34	Second Amended and Restated Employment Agreement by and between Robert Cooper and Republic Airways Holdings Inc., dated as of August 1, 2003.(i)
10.34(a)	Amendment No. 1 to Second Amended and Restated Employment Agreement, by and between Robert Hal Cooper and Republic Airways Holdings Inc., dated as of December 27, 2004.(v)
10.35	Second Amended and Restated Employment Agreement by and between Wayne Heller and Chautauqua Airlines, Inc., dated as of August 1, 2003.(i)
10.35(a)	Amendment No. 1 to Second Amended and Restated Employment Agreement, by and between Wayne C. Heller and Chautauqua Airlines, Inc., dated as of December 27, 2004.(v)
10.36	Port Columbus International Airport Signatory Airline Operating Agreement and Lease, dated as of January 1, 2000.(i)
10.37	Office/Shop Space Permit by and between Signature Combs and Chautauqua Airlines, Inc., dated as of January 16, 2001.(i)
10.38	Hangar and Office Lease by and between AMR Combs, Inc. and Chautauqua Airlines, Inc., dated as of December 22, 1998.(i)
10.39†	Purchase Agreement DCT-014/2004, by and between Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of March 19, 2004.(i)
10.39(a)†	Amendment No. 1 to Purchase Agreement DCT-014/2004, by and between Embraer — Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of April 28, 2004.(ii)
10.39(b)†	Amendment No. 2 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of dated July 8, 2004.(iii)
10.39(c)†	Amendment No. 3 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of July 30, 2004.(iii)
10.39(d)†	Amendment No. 4 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of August 11, 2004.(iii)
10.39(e)†	Amendment No. 5 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of September 29, 2004.(iii)
10.39(f)†	Amendment No. 6 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 9, 2004.(viii)
10.39(g)†	Amendment No. 7 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of December 23, 2004.(viii)
10.39(h)†	Amendment No. 8 to Purchase Agreement DCT-014/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of February 28, 2005. (x)
10.39(i)†	Amendment No. 9 to Purchase Agreement DCT-014/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of March 31, 2005. (x)
10.39(j)†	Amendment No. 10 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasilicica de Aeronautica S.A. and Republic Airline Inc., dated April 30, 2005. (xiii)
10.39(k)†	Amendment No. 11 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of August 30, 2005. (xv)
10.39(l)*	Amendment No. 12 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline, Inc., dated October 7, 2005.
10.39(m)*	Amendment No. 13 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline, Inc., dated October 18, 2005.
10.39(n)*	Amendment No. 14 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline, Inc., dated November 9, 2005.

10.40†	Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of March 19, 2004.(i)
10.40(a)†	Amendment No. 1 to Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of July 8, 2004.(viii)
10.40(b)†	Amendment No. 2 to Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of December 23, 2004.(viii)
10.40(c)†	Amendment No. 3 to Letter Agreement DCT-015/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of February 28, 2005. (x)
10.40(d)†	Amendment No. 4 to Letter Agreement DCT-015/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of April 13, 2005. (x)
10.40(e)†	Amendment No. 5 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasilicica de Aeronautica S.A. and Republic Airline Inc., dated April 30, 2005. (xiii)
10.40(f)*	Amendment No. 6 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline, Inc., dated October 18, 2005.
10.40(g)*	Amendment No. 7 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline, Inc., dated November 9, 2005.
10.41†	United Express Agreement, by and between United Air Lines, Inc. and Republic Airline Inc., dated as of February 9, 2004.(i)
10.41(a)†	Amendment No. 1 to United Express Agreement, by and between United Air Lines, Inc. and Republic Airline Inc., dated as of February 13, 2004.(i)
10.41(b)†	Amendment No. 2 to United Express Agreement, by and between United Air Lines, Inc. and Republic Airline, Inc., dated as of July 6, 2004.(ii)
10.42†	United Express Agreement, by and between United Air Lines, Inc. and Chautauqua Airlines, Inc., dated as of February 13, 2004.(i)
10.42(a)	Amendment No. 1 to United Express Agreement, by and between United Air Lines, Inc. and Chautauqua Airlines, Inc., dated as of July 6, 2004.(ii)

10.43†	Letter Agreement, by and between United Air Lines, Inc. and Republic Airways Holdings Inc., dated as of February 13, 2004.(i)
10.43(a)†	Letter Agreement, by and between United Air Lines, Inc. and Republic Airways Holdings Inc., dated as of July 7, 2004.(ii)
10.44	Lease Agreement, by and between Chautauqua Airlines, Inc. and the Indianapolis Airport Authority, dated as of December 17, 2004.(viii)
10.45†	Delta Connection Agreement, dated as of January 13, 2005, by and among Delta Air Lines, Inc., Republic Airline Inc. and Republic Airways Holdings Inc.(vi)
10.46	Stock Purchase Agreement, dated May 6, 2005, by and among Republic Airways Holdings, inc., Shuttle America Corporation and Shuttle Acquisition LLC. (ix)
10.47	Promissory Note in the principal amount of $1,000,000 dated May 6, 2005, made by Republic Airways Holdings Inc. payable to Shuttle Acquisition LLC. (ix)
10.48†	Investment Agreement dated as of March 15, 2005 among Wexford Capital LLC, Republic Airways Holdings Inc., US Airways Group, Inc. and US Airways, Inc.(x)
10.49	Letter dated June 23, 2005 from US Airways Group, Inc. and US Airways, Inc. (xi)
10.50
Amendment No. 3 to United Express Agreement between United Airlines, Inc. and Republic Airline Inc. and Amendment No. 2 to United Express Agreement between United Airlines, Inc. and Chatauqua Airlines, Inc. dated as of June 22, 2005. (xii)

10.51
Agreement between Chautauqua Airlines, Inc. and the Flight Attendants in the service of Chautauqua Airlines, Inc. as represented by the International Brotherhood Of Teamsters, AFL-CIO, dated as of September 1, 2005. (xiv)

10.52(a)†	Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of September 2, 2005. (xv)
10.52(b)†	Amendment Number One to Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline., dated as of September 21, 2005.(xv)
10.53†	Global Aircraft Transaction Agreement, by and between Republic Airways Holdings Inc. and US Airways, Inc., dated as of September 21, 2005.(xv)

10.54†	Commuter Slot Option Agreement, by and between Republic Airways Holdings Inc. and US Airways, Inc., dated as of September 22, 2005.(xv)
21.1	Subsidiaries of Republic Airways Holdings Inc.(i)
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification by Bryan K. Bedford pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Robert H. Cooper pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Bryan K. Bedford pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Robert H. Cooper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*
A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2 of the Commission.

†	Portions of the indicated document have been afforded confidential treatment and have been filed separately with the Commission as required by Rule 406.
(i)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-84092, which was declared effective on May 26, 2004.
(ii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(iii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(iv)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 29, 2004.
(v)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 30, 2004.
(vi)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 20, 2005.
(vii)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 21, 2005.
(viii)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-122033, which was declared effective on February 1, 2005.
(ix)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 9, 2005
(x)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(xi)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2005.
(xii)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3, file No. 333-126357, which was declared effective on July 18, 2005.
(xiii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(xiv)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 7, 2005.
(xv)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: February 27, 2006	By: /s/ Bryan K. Bedford
Bryan K. Bedford
Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan K. Bedford
Bryan K. Bedford	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 27, 2006

/s/ Robert H. Cooper
Robert H. Cooper	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2006

/s/ Joseph M. Jacobs
Joseph M. Jacobs	Director	February 27, 2006

/s/ Douglas J. Lambert
Douglas J. Lambert	Director	February 27, 2006

/s/ Jay L. Maymudes
Jay L. Maymudes	Director	February 27, 2006

/s/ Lawrence J. Cohen
Lawrence J. Cohen	Director	February 27, 2006

/s/ Mark E. Landesman
Mark E. Landesman	Director	February 27, 2006

/s/ Mark L. Plaumann
Mark L. Plaumann	Director	February 27, 2006