Form 10-Q
period 2006-03-31
REPUBLIC AIRWAYS HOLDINGS INC
filed 2006-05-01
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2006

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
(Address of principal executive offices) (Zip Code)

(317) 484-6000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
_____________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated filer ☐	Accelerated filer ☒	Non Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒No

Indicate the number of shares outstanding of the issuer’s common stock as of April 12, 2006, the latest practicable date.

Outstanding on
Class	April 12, 2006

Common Stock	41,887,685

TABLE OF CONTENTS

Part I --- Financial Information
Item 1.	Financial Statements:	3

	Condensed Consolidated Balance Sheets Unaudited as of March 31, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Income Unaudited for the Three Months Ended March 31, 2006 and 2005	4

	Condensed Consolidated Statements of Cash Flows Unaudited for the Three Months Ended March 31, 2006 and 2005	5

	Notes to Condensed Consolidated Financial Statements Unaudited	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Item 6.	Exhibits	15
	Signatures	16
Part II --- Other Information
Exhibit 10.1	Amendment No. 9 to Loan and Security Agreement, by and between Bank of America, N.A. (successor by assignment to Fleet Capital Corporation) and Chautauqua Airlines, Inc., dated as of January 12, 2006.
Exhibit 10.2	Amendment No. 10 to Loan and Security Agreement, by and between Bank of America, N.A. (successor by assignment to Fleet Capital Corporation) and Chautauqua Airlines, Inc., dated as of March 22, 2006.
Exhibit 31.1	Certification of Chief Executive Officer
Exhibit 31.2	Certification of Chief Financial Officer
Exhibit 32.1	Certification of Chief Executive Officer
Exhibit 32.2	Certification of Chief Financial Officer

(All other items of this report are inapplicable.)

PART I. FINANCIAL INFORMATION
ITEM 1: Financial Statements
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$184,034	$162,005
Receivables—net of allowance for doubtful accounts of $342 and $343, respectively	14,166	16,701
Inventories	18,972	18,756
Prepaid expenses and other current assets	16,661	13,841
Restricted cash	4,736	1,218
Deferred income taxes	4,226	3,656

Total current assets	242,795	216,177
Aircraft and other equipment—net	1,690,439	1,662,236
Other assets	144,058	144,199
Goodwill	13,335	13,335
Total	$2,090,627	$2,035,947

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$76,548	$73,935
Accounts payable	11,795	13,353
Accrued liabilities	78,776	71,648
Total current liabilities:	167,119	158,936

Long-term debt—less current portion	1,356,456	1,339,505
Deferred credits	24,547	23,137
Deferred income taxes	100,097	89,671
Total liabilities	1,648,219	1,611,249

Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; one vote per share; 75,000,000 shares authorized;
41,862,685 and 41,787,685 shares issued and outstanding, respectively	42	42
Additional paid-in capital	278,240	277,505
Warrants	8,574	8,574
Accumulated other comprehensive loss	(4,101)	(4,176)
Accumulated earnings	159,653	142,753

Total stockholders' equity	442,408	424,698
Total	$2,090,627	$2,035,947

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005
OPERATING REVENUES:
Passenger	$248,176	$204,773
Charter revenue and ground handling	4,441	3,774
Other	4,727	1,212

Total operating revenues	257,344	209,759

OPERATING EXPENSES:
Wages and benefits	40,145	31,956
Aircraft fuel	76,523	65,936
Landing fees	8,594	7,041
Aircraft and engine rent	20,352	18,531
Maintenance and repair	22,381	18,345
Insurance and taxes	4,292	3,908
Depreciation and amortization	21,418	13,608
Other	15,722	13,894
Total operating expenses	209,427	173,219

OPERATING INCOME	47,917	36,540

OTHER INCOME (EXPENSE):
Interest expense	(21,869)	(12,725)
Other income	1,966	516

Total other income (expense)	(19,903)	(12,209)

INCOME BEFORE INCOME TAXES	28,014	24,331

INCOME TAX EXPENSE	11,114	9,506

NET INCOME	$16,900	$14,825

NET INCOME PER COMMON SHARE:	$0.40	$0.50
DILUTED NET INCOME PER SHARE	$0.39	$0.49

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2006	2005
NET CASH PROVIDED BY OPERATING ACTIVITIES	$52,639	$38,667

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(11,274)	(22,968)
Proceeds from sale of spare aircraft equipment	1,255	57
Aircraft deposits and other	(6,810)	(18,348)
Aircraft deposits returned	4,389	10,971

NET CASH FROM INVESTING ACTIVITIES	(12,440)	(30,288)

FINANCING ACTIVITIES:
Payments on short/long-term debt	(17,336)	(9,746)
Proceeds from common stock	131	80,756
Payments on settlement of treasury locks		(1,400)
Proceeds on settlement of treasury locks		192
Payments of debt issue costs	(965)	(1,590)
Other		(3,154)

NET CASH FROM FINANCING ACTIVITIES	(18,170)	65,058

NET CHANGE IN CASH AND CASH EQUIVALENTS	22,029	73,437

CASH AND CASH EQUIVALENTS—Beginning of period	162,005	46,220
CASH AND CASH EQUIVALENTS—End of period	$184,034	$119,657

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$21,835	$10,354
Income taxes paid	426	233

NON-CASH INVESTING & FINANCING TRANSACTIONS:
Aircraft, inventories, and other equipment purchased through financing arrangements	36,900	73,355
Refinancing aircraft debt from manufacturer to debt permanently financed	49,609	42,711
Parts, training and lease credits from aircraft manufacturer	(1,296)
Tax benefit for stock options exercised	380
Fair value of interest rate hedge		2,410
Capital lease for aircraft		20,955

                    See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share and per share amounts)

1. Basis of Presentation

The unaudited condensed consolidated financial statements of Republic Airways Holdings Inc. and its subsidiaries (the "Company") as of March 31, 2006 and as of December 31, 2005 and for the three months ended March 31, 2006 and 2005 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The subsidiaries include Chautauqua Airlines, Inc., (“Chautauqua Airlines”), Republic Airline Inc. (“Republic Airline”) and Shuttle America Corporation (“Shuttle America”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed February 27, 2006.

2. Risk Management

During April 2004, in anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, the Company entered into fourteen treasury lock agreements with notional amounts totaling $373,500 and a weighted average interest rate of 4.47% with expiration dates through June 2005. Management designated the treasury lock agreements as cash flow hedges of forecasted transactions. The treasury lock agreements were settled at each respective settlement date, which were the purchase dates of the respective aircraft. The Company settled four agreements during the three months ended March 31, 2005 and the net amount paid was $1,208. Amounts paid or received on the settlement date are reclassified to interest expense over the term of the respective aircraft debt. The Company reclassified $75, net of tax, to interest expense during the three month period ended March 31, 2005. As of March 31, 2005, the fair value of unsettled treasury locks was a liability of $1,602 based on quoted market values. As of March 31, 2006, all of the treasury locks had been settled.

3. Comprehensive Income

Comprehensive income includes changes in the fair value of interest rate hedges that qualify as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. The difference between net income and comprehensive income for the three months ended March 31, 2006 and 2005 is detailed in the following table:

	Three Months Ended
	March 31,
	2006	2005

Net income	$16,900	$14,825

Net unrealized gain on unsettled treasury locks, net of tax		1,446

Net realized loss on settled treasury locks, net of tax		(725)

Other comprehensive income	$16,900	$15,546

Components of accumulated other comprehensive loss as of March 31, 2006 and December 31, 2005 consist of the following:

	March 31,	December 31,
	2006	2005

Accumulated other comprehensive loss:
Net unrealized loss on settled treasury locks, net of tax and reclassification	$(4,101)	$(4,176)
Net unrealized loss on unsettled treasury locks, net of tax	0	0
Total accumulated other comprehensive loss	$(4,101)	$(4,176)

4. Stock Compensation

The Company maintains stock-based compensation plans which allow for the issuance of nonqualified stock options to officers, other key employees of the Company, and to members of the Board of Directors. Prior to 2006, the Company accounted for the stock option plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (APB 25). Stock options granted that had an exercise price below the market value, were recorded as stock compensation expense in 2001 thru July 2005.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS No. 123(R)). This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS 123(R) also requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs.

The following table illustrates the effect on net income from continuing operations and earnings per share from continuing operations if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation in fiscal year 2005.

Three Months Ended
March 31, 2005

Net income available for common stockholders, as reported	$14,825
Add: Stock-based employee compensation expense determined under the intrinsic value based method, net of tax	32
Deduct: Stock-based employee compensation expense determined under the fair value based method, net of tax	(466)
Pro forma net income available for common stockholders	$14,391

Pro forma net income available for common stockholders per share:
Basic	$.48
Diluted	$.47

The fair value of options granted is determined using the Black-Scholes options pricing model. There were no stock option grants for the three months ended March 31, 2006 and 2005.

Employee Stock Options

In connection with employment agreements for certain key employees, Republic granted options to purchase shares of Republic’s common stock. The stock options vest ratably over the term of the employment agreements (generally 48 months) and are exercisable for five years following the vesting dates. Additional options were granted during 2004. These options vest ratably over periods ranging from 8 months to 48 months, and are exercisable until 10 years from the date of grant.

The 2002 Equity Incentive Plan provides for the granting of up to 2,180,000 shares of our common stock. The stock options vest ratably over 48 months and were granted with exercise prices equal to market prices on the grant date. The options expire ten years from the date of grant. Options are granted to officers and key employees selected by the Compensation Committee of the Board of Directors.

 Non-employee Director Stock Options

The Company has also granted options for non-employee directors under the 2002 Equity Incentive Plan at a price equal to the fair market value of the Common Stock on the date of the grant. Each non-employee director was automatically granted options to purchase shares of common stock in May 2004 on the day prior to commencement of the initial public offering. The options vest over a 3 year period with 1/24 of the shares vesting monthly for the first 12 months and 1/48 of the shares vesting monthly over the remaining 24 months. The non-employee directors are to receive 2,500 options on the date of each annual meeting of stockholders at which he or she is reelected as a non-employee director. These options vest ratably over 12 months of continuous service. The non-employee options are exercisable until 10 years from the date of grant.

The following table summarizes the activity under the Company's stock option plans for the three months ended March 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,624,435	$9.17
Granted
Exercised	(75,000)	1.75
Forfeited	(74,800)	13.17
Outstanding at March 31, 2006	2,474,635	9.27	6.1 years	$13,703

Exercisable at March 31, 2006	1,707,373	$7.44	4.9	$12,582

During the quarter ended March 31, 2006, $225 ($135 net of tax) was charged to expense relating to the stock option plans. The total intrinsic value of options exercised during the three month period ended March 31, 2006 was $967. There were no options exercised during the three months ended March 31, 2005. The Company has a policy of issuing new common shares to satisfy the exercise of stock options. As of March 31, 2006, there was $2,300 of total unrecognized pre-tax compensation cost related to nonvested share-based compensation arrangements granted under the stock option plans that is expected to be recognized through 2009.

In addition to stock options, the Company has issued warrants to a code-share partner. Warrants issued have been accounted for under SFAS No. 123 and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, at fair value on the measurement date. Accordingly, there is no impact on the accounting for warrants from the adoption of SFAS 123(R).

5. Net Income Per Share

Net income available for common stockholders per share is based on the weighted average number of shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations:

	Three Months Ended
	March 31,
	2006	2005

Weighted-average common shares outstanding for basic net
income available for common stockholders per share	41,836,296	29,785,423

Effect of dilutive employee stock options and warrants	1,107,615	752,860
Adjusted weighted-average common shares outstanding and
assumed conversions for diluted net income available for
common stockholders per share	42,943,911	30,538,283

Employee stock options and warrants of 0 and 2,641,620 for the three months ended March 31, 2006 and 2005, respectively, are not included in the calculation of diluted net income available for common stockholders per share due to their anti-dilutive impact.

 6. Debt

During the three months ended March 31, 2006, the Company acquired two aircraft, of which both were debt-financed. The debt was obtained from a bank and the aircraft manufacturer for fifteen-year terms at interest rates ranging from 6.68% to 7.11% The total debt incurred for the two aircraft was $36,900.

Chautauqua’s debt agreements with the bank contain restrictive covenants that require, among other things, that Chautauqua maintain a certain fixed charge coverage ratio and a debt to earnings leverage ratio. Chautauqua was in compliance with both ratios for the first quarter of 2006. Debt with the bank as of March 31, 2006 and December 31, 2005 of $2,463 and $3,105, respectively, is classified within the current portion of long-term debt.

7. Commitments and Contingencies

As of March 31, 2006, the Company’s code-share agreement with Delta requires that the Company acquire and place in service an additional five ERJ-170 regional jets and the Company has firm orders for nine regional jets. The current list price for these nine regional jets is $253,069. The Company has a commitment to obtain financing for all of these nine regional jets. The Company also has a commitment to acquire nine spare aircraft engines with a current list price of approximately $34 million. These commitments are subject to customary closing conditions.

During the three months ended March 31, 2006, the Company made aircraft deposits in accordance with the aircraft commitments of $3.3 million. The aircraft deposits are included in other assets. All payments were made from cash generated from operations.

Under an agreement with US Airways, the Company is required to assume lease obligations of $350 million for 15 ERJ-170 regional jets. As of March 31, 2006, the Company had assumed the leases of 5 ERJ-170 regional jet aircraft with quarterly lease payments expiring in 2022. These leases are accounted for as operating leases.

8. Subsequent Event

On April 18, 2006, the Company, Continental Airlines, Inc. (“Continental”) and Chautauqua Airlines, entered into a Capacity Purchase Agreement (the “Capacity Agreement”) pursuant to which Chautauqua Airlines will operate up to 69 ERJ-145 regional jets in the Continental Express operation (the “Aircraft”), should Continental’s existing regional jet provider return the Aircraft to Continental.  Under the Capacity Agreement, Continental will purchase all the capacity from the Aircraft at predetermined rates.  The Capacity Agreement will become effective as of the date when the first Aircraft is placed into service and will expire on December 31, 2016, subject to early termination after five years at Continental’s sole discretion.  The first Aircraft is expected to be placed into service in January 2007 and the last Aircraft during the summer of 2007.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. The Company may, from time-to-time, make written or oral forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements encompass Republic Airways’ beliefs, expectations, hopes or intentions regarding future events. Words such as "expects," "intends," "believes," "anticipates," "should," "likely" and similar expressions identify forward-looking statements. All forward-looking statements included in this release are made as of the date hereof and are based on information available to Republic Airways as of such date. The Company assumes no obligation to update any forward-looking statement. Actual results may vary, and may vary materially, from those anticipated, estimated, projected or expected for a number of reasons, including, among others, the risks discussed in our Form 10-K and our other filings made with the Securities and Exchange Commission, which discussions are incorporated into this Quarterly Report on form 10-Q by reference. As used herein, "unit cost" means operating cost per Available Seat Mile (ASM).

Overview

We are a holding company that operates Chautauqua Airlines, Inc., Republic Airline Inc. and Shuttle America Corporation. As of March 31, 2006 we offered scheduled passenger service on approximately 850 flights daily to 81 cities in 34 states, to the District of Columbia, Canada, Mexico and the Bahamas pursuant to code-share agreements with American, US Airways, Delta and United. Currently, all of our flights are operated as US Airways Express, AmericanConnection, Delta Connection or United Express, providing US Airways, American, Delta and United with portions of their regional service, including service out of their hubs and focus cities in Boston, Chicago, Fort Lauderdale, Indianapolis, New York, Orlando, Philadelphia, Pittsburgh, Washington, D.C. and St. Louis. We have established Chautauqua to operate regional jets having 50 or fewer seats; Shuttle America to operate regional jets having 70 seats; and Republic Airline to operate regional jets having more than 70 seats.

The Company has long-term, fixed-fee code-share agreements with each of its partners that are subject to the Company maintaining specified performance levels. Pursuant to these fixed-fee agreements, which provide for minimum aircraft utilization at fixed rates, the Company is authorized to use its partners' two-letter flight designation codes to identify its flights and fares in the Company’s partners' computer reservation systems, to paint its aircraft in the style of the partners, to use their service marks and to market the Company as a carrier for its partners. In addition, in connection with a marketing agreement among Delta, Continental Airlines and Northwest Airlines, certain of the routes that the Company flies using Delta's flight designator code are also flown under Continental's or Northwest's designator codes. The Company believes that fixed-fee agreements reduce its exposure to fluctuations in fuel prices, fare competition and passenger volumes. The Company’s development of relationships with multiple major airlines has enabled them to reduce its dependence on any single airline and allocate its overhead more efficiently, allowing the Company to reduce the cost of its services to the Company’s major airline partners. For the three months ended March 31, 2006, US Airways accounted for 21% of the Company’s passenger revenues, Delta accounted for 35% of its passenger revenues, American accounted for 12% of its passenger revenues and United accounted for 32% of its passenger revenues.

Certain Statistical Information

	Operating Expenses per ASM in cents
	Three Months Ended March 31,
	2006	2005
Wages and benefits	2.04	2.22
Aircraft fuel	3.89	4.58
Landing fees	0.44	0.49
Aircraft and engine rent	1.04	1.29
Maintenance and repair	1.14	1.27
Insurance and taxes	0.22	0.27
Depreciation and amortization	1.09	0.95
Other	0.80	0.97
Total operating expenses	10.66	12.04

Interest expense	1.11	0.88

Total operating expenses and interest expense	11.77	12.92
Total operating expenses and interest expense less fuel	7.88	8.34

The following table sets forth the major operational statistics and the percentage-of-change for the periods identified below:

	Three Months Ended March 31,
			Increase/
			(Decrease)
	2006		2006-2005	2005

Revenue passengers	2,555,248		25.4%	2,037,379
Revenue passenger miles (1)	1,374,290,228		42.9%	961,686,332
Available seat miles (2)	1,965,202,451		36.5%	1,439,645,753
Passenger load factor (3)	69.9%		3.1pp	66.8%
Cost per available seat mile (cents) (4)	11.77	¢	(8.9)%	12.92	¢
Average price per gallon of fuel (5)	$2.14		25.9%	$1.70
Fuel gallons consumed (6)	35,717,999		(8.1)%	38,884,299
Block hours (7) (excluding charter operations)	121,632		11.2%	109,349
Average length of aircraft flight (miles)	524		15.2%	455
Average daily utilization of each aircraft (hours) (8)	10.2		(4.7)%	10.7
Actual aircraft in service at end of the period	152		15.2%	132

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
(6) Excludes fuel consumed for US Airways Express operations in 2006. US Airways elected to provide fuel directly beginning in May 2005.
(7) Hours from. gate departure to gate arrival.
(8) Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Operating revenue in 2006 increased by 22.7%, or $47.5 million, to $257.3 million in 2006 compared to $209.8 million in 2005. The increase was due to the additional 70-seat regional jets added to the fixed-fee flying. Forty-two additional 70-seat regional jets were placed into fixed-fee service since March 31, 2005. Eighteen were added for US Airways, 13 were added for United, and 11 were added for Delta. Additionally, seven 50-seat regional jets were removed from service in the same time period. Five were removed from US Airways and sub-leased to an airline in Mexico. Two were removed from United and placed into charter service.

Total operating and interest expenses increased by 24.4% or $45.4 million, to $231.3 million in 2006 compared to $185.9 million in 2005 due to the increase in flight operations of the 70-seat regional jets. The unit cost on total operating and interest expenses, excluding fuel charges, decreased from 8.3¢ in 2005 to 7.9¢ in 2006. Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 25.3%, or $8.1 million, to $40.1 million for 2006 compared to $32.0 million for 2005. The increase was due to a 19% increase in full time equivalent employees to support the increased regional jet operations, combined with normal wage increases. The cost per available seat mile decreased from 2.2¢ in 2005 to 2.0¢ in 2006.

Aircraft fuel expense increased 16.1%, or $10.6 million, to $76.5 million for 2006 compared to $65.9 million for 2005. The increase was due to a 26% increase in the average fuel price per gallon, which was $2.13 in 2006 and $1.70 in 2005, partially offset by an 8% decrease in the amount of gallons consumed. Beginning in May 2005, we stopped recording fuel expense and the related revenue reimbursement for US Airways operations because US Airways elected to provide the fuel directly and for the aircraft that are operated by us for US Airways Express. The unit cost decreased to 3.9¢ in 2006 compared to 4.5¢ in 2005 due primarily to the removal of US Airways fuel expense.

Landing fees increased by 22.1%, or $1.6 million, to $8.6 million in 2006 compared to $7.0 million in 2005. The increase is due to a 6.1% increase in departures combined with the heavier landing weight of the 70-seat regional jets. The unit cost decreased from 0.5¢ in 2005 to 0.4¢ in 2006.

Aircraft and engine rent increased by 10.3%, or $1.9 million, to $20.4 million in 2006 compared to $18.5 million in 2005 due to the addition of nine leased regional jets since March 2005 offset by the removal of seven leased Saab aircraft. The decrease in unit cost of 0.3¢ from 1.3¢ in 2005 to 1.0¢ in 2006 is due to only ten of the 42 additional 70-seat regional jets being leased.

Maintenance and repair expenses increased by 22.4%, or $4.1 million, to $22.4 million in 2006 compared to $18.3 million for 2005 due to increase in flight operations of the 70-seat regional jet. The unit cost decreased from 1.3¢ in 2005 to 1.1¢ in 2006.

Insurance and taxes increased 9.8%, or $0.4 million to $4.3 million in 2005 compared to $3.9 million in 2005 due to an increase in regional jet operations, which was partially offset by a decrease in insurance rates. The unit cost decreased from 0.3¢ in 2005 to 0.2¢ in 2006.

Depreciation and amortization increased 57.4%, or $7.8 million, to $21.4 million in 2006 compared to $13.6 million in 2005 due to additional depreciation on 32 Embraer 170 jet aircraft purchased since March 31, 2005 and approximately $0.9 million of amortization for aircraft take-off and landing slots . The cost per available seat mile increased to 1.1¢ in 2006 compared to 1.0¢ in 2005.

Other expenses increased 13.1%, or $1.8 million, to $15.7 million in 2006 from $13.9 million in 2005, due primarily to higher pilot training costs, and higher crew related and administrative expenses to support the growing regional jet operations. Additionally, in 2006 other expenses include approximately $0.8 million of gains on the sale of Saab assets that had been held for sale and other assets. The unit cost decreased to 0.8¢ in 2006 compared to 1.0¢ in 2005.

Interest expense increased 71.9% or $9.2 million, to $21.9 million in 2006 from $12.7 million in 2005 primarily due to interest on debt related to the purchase of 29 additional regional jet aircraft since March 31, 2005. The weighted average interest rate increased to 6.1% in 2006 from 5.3% in 2005. The unit cost increased to 1.1¢ in 2006 compared to 0.9¢ in 2005

We incurred income tax expense of $11.1 million during 2006, compared to $9.5 million in 2005. The effective tax rate for 2006 of 39.7% is higher than the statutory rate due to state income taxes and non-deductible meals and entertainment expense, primarily for our flight crews.

Liquidity and Capital Resources

Historically, the Company has used internally generated funds and third-party financing to meet its working capital and capital expenditure requirements. In June 2004, the Company completed its initial public common stock offering, which provided approximately $58.2 million, net of offering expenses and before the repayment of debt. In addition, the Company completed follow- on offerings in February and July 2005, which provided approximately $187 million, net of offering expenses. As of March 31, 2006, the Company had $184.0 million in cash and $12.4 million available under its revolving credit facility. The credit facility requires Chautauqua to maintain a specified fixed charge coverage ratio and a debt to earnings leverage ratio. Chautauqua was in compliance with both ratios at March 31, 2006. At March 31, 2006, the Company had a working capital surplus of $75.7 million.

During the three months ended March 31, 2006, the Company acquired two aircraft which were debt-financed. The debt incurred for the two debt-financed aircraft was $36.9 million. Also, during the three months ended March 31, 2006 the Company assumed the five aircraft leases from US Airways.

Net cash from operating activities was $52.6 million for the three months ended March 31, 2006. Net cash from operating activities is primarily net income of $16.9 million, depreciation, and amortization of $21.4 million and the change in deferred income taxes of $10.8 million.

Net cash from investing activities was $(12.4) million for the three months ended March 31, 2006. The net cash from investing activities consists of the purchase of two aircraft, equipment, and aircraft deposits for future deliveries.

Net cash from financing activities was $(18.2) million for the three months ended March 31, 2006. The net cash from financing activities included scheduled debt payments of $17.3 and payments for debt issue costs of $1.0 million.

The Company currently anticipates that its available cash resources, cash generated from operations and anticipated third-party financing arrangements will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

Aircraft Leases and Other Off-Balance Sheet Arrangements

The Company has significant obligations for aircraft that are classified as operating leases and, therefore, are not reflected as liabilities on its balance sheet. These leases expire between 2009 and 2021. As of March 31, 2006, the Company’s total mandatory payments under operating leases aggregated approximately $979.6 million and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $92.5 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities and office equipment. The leases expire through 2017. As of March 31, 2006, the Company’s total mandatory payments under other non-cancelable operating leases aggregated approximately $71.3 million. Total minimum annual other rental payments for the next 12 months are approximately $7.5 million.

Purchase Commitments

The Company has substantial commitments for capital expenditures, including for the acquisition of new aircraft. The Company intends to finance these aircraft through long-term loans or lease arrangements, although there can be no assurance the Company will be able to do so.

As of March 31, 2006, the Company’s Delta code-share agreement requires that the Company acquire and place in service an additional five ERJ-170 regional jets and the Company has firm orders for nine regional jets. The current list price of these nine regional jets is $253.1million. The Company has a commitment to obtain financing for all of these nine regional jets. The Company also has a commitment to acquire nine spare aircraft engines with a current list price of approximately $34 million. These commitments are subject to customary closing conditions.

Under an agreement with US Airways, the Company is required to assume operating lease obligations of $350 million for 15 ERJ-170 regional jets. As of March 31, 2006, the Company had assumed the leases of 5 ERJ-170 regional jet aircraft and were operated by Republic Airline. These leases are accounted for as operating leases.

The Company’s commercial commitments at March 31, 2006 include letters of credit totaling $10.1 million expiring within one year.

The Company anticipates cash payments for interest for the year ended 2006 to be approximately $84 million, and the Company does not anticipate significant tax payments in 2006.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

The Company’s earnings are affected by changes in interest rates due to the amounts of variable rate debt and the amount of cash and securities held. The interest rate applicable to variable rate debt may rise and increase the amount of interest expense. At March 31, 2006, 0.17% of the Company’s total long-term debt was variable rate debt, compared to 0.33% at March 31, 2005. For illustrative purposes only, the Company has estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both the Company’s variable rate long-term debt and cash and securities. Based on this hypothetical assumption, the Company would have incurred an additional $10 in interest expense for the quarter ended March 31, 2006. As a result of this hypothetical assumption, the Company believes it could fund interest rate increases on its variable rate long-term debt with the increased amounts of interest income.

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

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

ITEM 6.	Exhibits

	(a)	Exhibits

	10.1	Amendment No. 9 to Loan and Security Agreement, by and between Bank of America, N.A. (successor by assignment to Fleet Capital Corporation) and Chautauqua Airlines, Inc., dated as of January 12, 2006.

	10.2	Amendment No. 10 to Loan and Security Agreement, by and between Bank of America, N.A. (successor by assignment to Fleet Capital Corporation) and Chautauqua Airlines, Inc., dated as of March 22, 2006.

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

31.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

32.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: May 1, 2006	By: /s/ Bryan K. Bedford
Bryan K. Bedford
Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated: May 1, 2006	By: /s/ Robert H. Cooper
Robert H. Cooper
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)