Form 10-Q
period 2006-08-08
REPUBLIC AIRWAYS HOLDINGS INC
filed 2006-08-08
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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
_____________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated filer ☐	Accelerated filer ☒	Non Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act )   ☐   Yes ☒ No

Indicate the number of shares outstanding of the issuer’s common stock as of August 2, 2006, the latest practicable date.

Outstanding on
Class	August 2, 2006

Common Stock	42,122,134

TABLE OF CONTENTS

Part I --- Financial Information
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Income (Unaudited) for the Three Months and Six Months Ended June 30, 2006 and 2005	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2006 and 2005	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

	Part II --- Other Information
Item 1A.	Risk Factors	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 6.	Exhibits	17

	Signatures	18

Exhibit 10.1 Amendment No. 15 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated April 24, 2006.

Exhibit 10.2 Joinder And Consolidated Amendment To Loan And Security Agreement dated May 15, 2006.

Exhibit 31.1 Certification of Chief Executive Officer

Exhibit 31.2 Certification of Chief Financial Officer

Exhibit 32.1 Certification of Chief Executive Officer

Exhibit 32.2 Certification of Chief Financial Officer

(All other items of this report are inapplicable.)

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$204,515	$162,005
Receivables—net of allowance for doubtful accounts of $342 and $343 respectively	17,325	16,701
Inventories	27,008	18,756
Prepaid expenses and other current assets	17,991	13,841
Restricted cash	1,187	1,218
Deferred income taxes	3,108	3,656

Total current assets	271,134	216,177
Aircraft and other equipment—net	1,769,282	1,662,236
Other assets	139,658	144,199
Goodwill	13,335	13,335

Total	$2,193,409	$2,035,947

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$80,497	$73,935
Accounts payable	17,760	13,353
Accrued liabilities	88,635	71,648

Total current liabilities	186,892	158,936
Long-term debt—less current portion	1,402,003	1,339,505
Deferred credits	28,941	23,137
Deferred income taxes	111,879	89,671

Total liabilities	1,729,715	1,611,249
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; one vote per share; 75,000,000 shares authorized; 42,022,134 and 41,787,685 shares issued and outstanding, respectively	42	42
Additional paid-in capital	279,196	277,505
Warrants	8,574	8,574
Accumulated other comprehensive loss	(4,026)	(4,176)
Accumulated earnings	179,908	142,753

Total stockholders' equity	463,694	424,698

Total	$2,193,409	$2,035,947

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
OPERATING REVENUES:
Passenger	$279,430	$211,263	$527,606	$416,036
Charter revenue and ground handling	1,165	1,936	5,606	6,870
Other	3,718	49	8,445	100

Total operating revenues	284,313	213,248	541,657	423,006

OPERATING EXPENSES:
Wages and benefits	43,595	34,846	83,740	66,802
Aircraft fuel	82,137	62,411	158,660	128,347
Landing fees	10,492	7,737	19,086	14,778
Aircraft and engine rent	24,394	19,128	44,746	37,659
Maintenance and repair	24,522	19,231	46,903	37,576
Insurance and taxes	4,978	4,208	9,270	8,116
Depreciation and amortization	22,080	14,391	43,498	27,999
Other	19,555	16,327	35,277	30,221

Total operating expenses	231,753	178,279	441,180	351,498

OPERATING INCOME	52,560	34,969	100,477	71,508

OTHER INCOME (EXPENSE):
Interest expense	(21,961)	(13,566)	(43,830)	(26,291)
Other income	2,648	876	4,614	1,392

Total other income (expense)	(19,313)	(12,690)	(39,216)	(24,899)

INCOME BEFORE INCOME TAXES	33,247	22,279	61,261	46,609

INCOME TAX EXPENSE	12,992	8,883	24,106	18,389

NET INCOME	$20,255	$13,396	$37,155	$28,220

NET INCOME PER COMMON SHARE	$0.48	$0.41	$0.89	$0.91

DILUTED NET INCOME PER COMMON SHARE	$0.47	$0.40	$0.86	$0.88

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2006	2005

NET CASH PROVIDED BY OPERATING ACTIVITIES	$110,066	$73,840

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(43,102)	(37,429)
Proceeds from sale of spare aircraft equipment	3,555	349
Aircraft deposits and other	(3,920)	(20,964)
Aircraft deposits returned	13,171	15,361

NET CASH FROM INVESTING ACTIVITIES	(30,296)	(42,683)

FINANCING ACTIVITIES:
Payments on short-term/long-term debt	(35,841)	(23,270)
Proceeds from short-term/long-term debt		650
Proceeds from common stock offerings, net		80,857
Proceeds from exercise of common stock options	1,078
Payments on settlement of treasury locks		(4,694)
Proceeds from settlement of treasury locks		192
Payments of debt issue costs	(2,497)	(3,611)
Other		124

NET CASH FROM FINANCING ACTIVITIES	(37,260)	50,248

NET CHANGE IN CASH AND CASH EQUIVALENTS	42,510	81,405

CASH AND CASH EQUIVALENTS—Beginning of period	162,005	46,220

CASH AND CASH EQUIVALENTS—End of period	$204,515	$127,625

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$43,823	$25,537
Income taxes paid	629	361

NON-CASH TRANSACTIONS:
Aircraft, inventories, and other equipment purchased through financing arrangements	$104,900	$203,160
Refinancing aircraft debt from manufacturer to debt permanently financed	115,755	149,501
Parts, training and lease credits from aircraft manufacturer	(5,292)
Fair value of interest rate hedges		4,012
Capital lease for aircraft		20,955
Note payable and deemed distribution to Wexford Capital LLC		1,000

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share and per share amounts)

1. Basis of Presentation

The unaudited condensed consolidated financial statements of Republic Airways Holdings Inc. and its subsidiaries (the Company) as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The subsidiaries include Chautauqua Airlines, Inc. (“Chautauqua Airlines”), Republic Airline Inc. (“Republic Airline”) and Shuttle America Corporation (“Shuttle America”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10K filed February 27, 2006.

New Accounting Standard

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective beginning January 1, 2007. We have not yet completed our assessment of the impact of this statement on our financial statements.

2. Risk Management

Beginning in April 2004, in anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, the Company entered into fourteen treasury lock agreements with notional amounts totaling $373,500 and a weighted average interest rate of 4.47% with expiration dates through June 2005. Management designated the treasury lock agreements as cash flow hedges of forecasted transactions. The treasury lock agreements were settled at each respective settlement date, which were the purchase dates of the respective aircraft. The Company settled three and seven agreements during the three and six months ended June 30, 2005, respectively, and the net amount paid was $3,294 and $4,502, respectively. Amounts paid or received on the settlement date are reclassified to interest expense over the term of the respective aircraft debt. The Company reclassified $63 and $75, net of tax, to interest expense during the three month period ended June 30, 2005 and 2006, respectively, and reclassified $137 and $150, net of tax, to interest expense during the six month period ended June 30, 2005 and 2006, respectively. As of June 30, 2005, all of the treasury locks had been settled.

3. Comprehensive Income

Comprehensive income includes changes in the fair value of interest rate hedges that qualify as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. The difference between net income and comprehensive income for the three and six months ended June 30, 2006 and 2005 is detailed in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income	$20,255	$13,396	$37,155	$28,220

Net unrealized gain on unsettled treasury locks, net of tax		961		2,407

Net realized loss on settled treasury locks, net of tax		(1,977)		(2,702)

Other comprehensive income	$20,255	$12,380	$37,155	$27,925

Components of accumulated other comprehensive loss as of June 30, 2006 and December 31, 2005 consist of the following:

	June 30,	December 31,
	2006	2005
Accumulated other comprehensive loss:
Net unrealized loss on settled treasury locks, net of tax and reclassification	$(4 ,026)	$(4,176)
Net unrealized loss on unsettled treasury locks, net of tax	0	0
Total accumulated other comprehensive loss	$(4,026)	$(4,176)

4. Stock Compensation

The Company maintains stock-based compensation plans which allow for the issuance of nonqualified stock options to officers, other key employees of the Company, and to members of the Board of Directors. Prior to 2006, the Company accounted for the stock option plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (APB 25). Stock options granted that had an exercise price below the market value, were recorded as stock compensation expense in 2001 thru July 2005.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS No. 123(R)). This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123(R), Accounting for Stock-Based Compensation (SFAS No. 123(R)). SFAS 123(R) also requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs.

The following table illustrates the effect on net income from continuing operations and earnings per share from continuing operations if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation in fiscal year 2005.
	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income available for common shareholders, as reported	$13,396	$28,220

Add: Stock-based employee compensation expense determined under the intrinsic value based method, net of tax	32	65
Deduct: Stock-based employee compensation expense determined under the fair value based method, net of tax	(466)	(932)
Pro forma net income available for common shareholders	$12,962	$27,353

Pro forma net income available per common share:
Basic	$0.40	$0.88
Diluted	$0.39	$0.86

The fair value of options granted is determined using the Black-Scholes option pricing model. There were no stock option grants for the three and six months ended June 30, 2005.

Employee Stock Options

In connection with employment agreements for certain key employees, Republic granted options to purchase shares of Republic’s common stock. These stock options vest ratably over the term of the employment agreements (generally 48 months) and are exercisable for five years following the vesting dates. Additional options have been granted and these options vest ratably over periods ranging from 8 months to 48 months, and are exercisable until 10 years from the date of grant.

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

 Non-employee Director Stock Options

The Company has also granted options for non-employee directors under the 2002 Equity Incentive Plan at a price equal to the fair market value of the Common Stock on the date of the grant. Each non-employee director was automatically granted options to purchase shares of common stock in May 2004 on the day prior to commencement of the initial public offering. The options vest over a 3 year period with 1/24 of the shares vesting monthly for the first 12 months and 1/48 of the shares vesting monthly over the remaining 24 months. The non-employee directors are to receive 2,500 options on the first trading day after each annual meeting of stockholders at which he or she is reelected as a non-employee director. These options vest ratably over 12 months of continuous service. The non-employee options are exercisable until 10 years from the date of grant. During the three and six months ended June 30, 2006, 15,000 options were granted to non-employee directors.

The following table summarizes the activity under the Company's stock option plans for the six months ended June 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value In Thousands
Outstanding at January 1, 2006	2,624,435	$9.17
Granted	55,000	15.88
Exercised	(234,450)	4.60
Forfeited	(74,800)	13.17
Outstanding at June 30, 2006	2,370,185	$9.65	6.2 years	$17,467

Exercisable at June 30, 2006	1,672,085	$8.01	5.2 years	$15,068

During the three and six months ended June 30, 2006, $389 ($233 net of tax) and $614 ($368 net of tax), respectively were charged to expense relating to the stock option plans. The total intrinsic value of options exercised during the six month period ended June 30, 2006 was $2,560. The Company has a policy of issuing new common shares to satisfy the exercise of stock options. As of June 30, 2006, there was $1,984 of total unrecognized pre-tax compensation cost related to non-vested share-based compensation arrangements granted under the stock option plans that is expected to be recognized through 2010.

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

5. Net Income Per Share

Net income available for common shareholders per share is based on the weighted average number of shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Weighted-average common shares outstanding for basic net income available for common shareholders per share	41,941,377	32,482,867	41,889,127	31,141,596

Effect of dilutive employee stock options and warrants	1,336,093	858,450	1,259,759	763,917

Adjusted weighted-average common shares outstanding and assumed conversions for diluted net income available for common shareholders per share	43,277,470	33,341,317	43,148,886	31,905,513

Employee stock options and warrants of 1,816,620 for the six months ended June 30, 2005 are not included in the calculation of diluted net income per share due to their anti-dilutive impact. There were no employee stock options and warrants excluded from the calculation in the three months ended June 30, 2005 and 2006 and the six months ended June 30, 2006.

6. Debt

During the six months ended June 30, 2006, the Company acquired 6 aircraft, all of which were debt-financed. The debt was obtained from a bank and the aircraft manufacturer for fifteen year terms at interest rates ranging from 6.68% to 7.52%. The total debt incurred for the 6 aircraft was $104,900.

Chautauqua’s debt agreements with a bank were amended during the three months ended June 30, 2006 to a Republic Airways Holdings, Inc. consolidated agreement. The Company’s debt agreements with a bank contain restrictive covenants that require, among other things, that the Company maintain a certain fixed charge coverage ratio and a debt to earnings leverage ratio. The Company was in compliance with both ratios at June 30, 2006. Debt with the bank as of June 30, 2006 and December 31, 2005 of $2,302 and $2,624 respectively, is classified within the current portion of long-term debt.

7. Commitments and Contingencies

As of June 30, 2006, the Company’s code-share agreement with Delta requires that the Company acquire and place in service one additional ERJ-170 regional jet and the Company has firm orders for five regional jets. The current list price for these five regional jets is $140,594. The Company has a commitment to obtain financing for all of these five regional jets. The Company also has a commitment to acquire nine spare aircraft engines with a current list price of approximately $34 million. These commitments are subject to customary closing conditions.

During the six months ended June 30, 2006, the Company made aircraft deposits in accordance with the aircraft commitments of $3.9 million. The aircraft deposits are included in other assets. All payments were made from cash generated from operations.

As of June 30, 2006, under an agreement with US Airways, the Company had assumed 15 ERJ-170 regional jet aircraft with quarterly lease payments expiring in 2022. These leases are accounted for as operating leases.

8. Subsequent Events

On July 21, 2006, we entered into a capacity purchase agreement or “Capacity Agreement” with, Continental Airlines, Inc. and Chautauqua, pursuant to which Chautauqua will operate forty-four 50 seat ERJ-145 regional jets in the Continental Express operation. Under the Capacity Agreement, Continental will purchase all the capacity from the aircraft at predetermined rates. The Capacity Agreement will become effective as of the date when the first aircraft is placed into service and will expire upon the exit date of the last aircraft pursuant to the Capacity Agreement, subject to early termination by either party for cause or in case of breach by the other party. The first aircraft is expected to be placed into service in January 2007, and the last aircraft by July 2007.

On April 18, 2006 we entered into a capacity purchase agreement, or the “April CPA”, with Chautauqua and Continental pursuant to which Chautauqua would operate up to 69 ERJ-145 regional jets in the Continental Express operation, should Continental’s existing RJ provider return such aircraft to Continental. Under the April CPA, Continental would purchase all the capacity from the April aircraft at predetermined rates. The April CPA was to become effective as of the date when the first April aircraft would be placed into service and was to expire on December 31, 2016, subject to early termination after five years at Continental’s sole discretion. After entering into the April CPA, the Company learned that Continental’s then existing RJ provider would retain the April aircraft and not return them to Continental.

As a condition to the entry into the Capacity Agreement, the parties thereto agreed that the April CPA would terminate as of the effective date of the Capacity Agreement and, other than with respect to the confidentiality provisions of Section 10.07 of the April CPA, be of no further force or effect.

On July 21, 2006, we amended our jet service agreement between US Airways and Chautauqua. The amendment, among other things, removes 20 aircraft from service under the agreement.

On July 21, 2006, we also amended the jet service agreement between US Airways and Republic Airline. The amendment, among other things, provides for the addition of thirty 86 seat Embraer 175 aircraft to be placed into service under the terms of the agreement as US Airways Express. The new Embraer 175 aircraft will replace 20 existing 50 seat Embraer 145s operated for US Airways Express by Chautauqua which we will transition to Continental under the Capacity Agreement during the first half of 2007. The aircraft added under the amended agreement will have a term of twelve years.

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

Overview

We are a holding company that operates Chautauqua Airlines, Inc., Republic Airline Inc. and Shuttle America Corporation. As of June 30, 2006, we offered scheduled passenger service on approximately 970 flights daily to 89 cities in 35 states, Canada, Mexico and the Bahamas pursuant to code-share agreements with American, US Airways, Delta Air Lines and United Airlines Inc. Currently, all of our flights are operated as US Airways Express, AmericanConnection, Delta Connection or United Express with portions of their regional service, including service out of their hubs and focus cities in Boston, Chicago, Fort Lauderdale, Indianapolis, New York, Orlando, Philadelphia, Pittsburgh, Washington, D.C. and St. Louis. We have established Chautauqua to operate regional jets having 50 or fewer seats; Shuttle America to operate regional jets having 70 seats; and Republic Airline to operate regional jets having more than 70 seats.

The Company has long-term, fixed-fee code-share agreements with each of its partners that are subject to the Company maintaining specified performance levels. Pursuant to these fixed-fee agreements, which provide for minimum aircraft utilization at fixed rates, the Company is authorized to use its partners' two-letter flight designation codes to identify its flights and fares in the Company’s partners' computer reservation systems, to paint its aircraft in the style of the partners, to use their service marks and to market the Company as a carrier for its partners. In addition, in connection with a marketing agreement among Delta, Continental Airlines and Northwest Airlines, certain of the routes that the Company flies using Delta's flight designator code are also flown under Continental's or Northwest's designator codes. The Company believes that fixed-fee agreements reduce its exposure to fluctuations in fuel prices, fare competition and passenger volumes. The Company’s development of relationships with multiple major airlines has enabled them to reduce its dependence on any single airline and allocate its overhead more efficiently, allowing the Company to reduce the cost of its services to the Company’s major airline partners. For the three and six months ended June 30, 2006, respectively, US Airways accounted for approximately 24% and 22% of the Company’s passenger revenues, Delta accounted for approximately 34% and 35% of the Company’s passenger revenues, American accounted for approximately 11% and 12% of the Company’s passenger revenues and United accounted for approximately 31% and 31% of the Company’s passenger revenues.

Recent Developments

On July 21, 2006, we entered into a capacity purchase agreement, or “Capacity Agreement” with, Continental Airlines, Inc. and Chautauqua, pursuant to which Chautauqua will operate forty-four 50 seat ERJ-145 regional jets in the Continental Express operation. Under the Capacity Agreement, Continental will purchase all the capacity from the aircraft at predetermined rates. The Capacity Agreement will become effective as of the date when the first aircraft is placed into service and will expire upon the exit date of the last aircraft pursuant to the Capacity Agreement, subject to early termination by either party for cause or in case of breach by the other party. The first aircraft is expected to be placed into service in January 2007, and the last aircraft by July 2007.

On April 18, 2006 we entered into a capacity purchase agreement, or the “April CPA”, with Chautauqua and Continental pursuant to which Chautauqua would operate up to 69 ERJ-145 regional jets in the Continental Express operation, should Continental’s existing RJ provider return such aircraft to Continental. Under the April CPA, Continental would purchase all the capacity from the April aircraft at predetermined rates. The April CPA was to become effective as of the date when the first April aircraft would be placed into service and was to expire on December 31, 2016, subject to early termination after five years at Continental’s sole discretion. After entering into the April CPA, the Company learned that Continental’s then existing RJ provider would retain the April aircraft and not return them to Continental.

As a condition to the entry into the Capacity Agreement, the parties thereto agreed that the April CPA would terminate as of the effective date of the Capacity Agreement and, other than with respect to the confidentiality provisions of Section 10.07 of the April CPA, be of no further force or effect.

On July 21, 2006, we amended our jet service agreement between US Airways and Chautauqua. The amendment, among other things, removes 20 aircraft from service under the agreement.

On July 21, 2006, we also amended the jet service agreement between US Airways and Republic Airline. The amendment, among other things, provides for the addition of thirty 86 seat Embraer 175 aircraft to be placed into service under the terms of the agreement as US Airways Express. The new Embraer 175 aircraft will replace 20 existing 50 seat Embraer 145s operated for US Airways Express by Chautauqua which we will transition to Continental under the Capacity Agreement during the first half of 2007. The aircraft added under the amended agreement will have a term of twelve years.

Certain Statistical Information
	Operating Expenses per ASM in cents
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Wages and benefits	1.93	2.21	1.98	2.22
Aircraft fuel	3.64	3.97	3.76	4.26
Landing fees	0.46	0.49	0.45	0.49
Aircraft and engine rent	1.08	1.22	1.06	1.25
Maintenance and repair	1.09	1.22	1.11	1.25
Insurance and taxes	0.22	0.27	0.22	0.27
Depreciation and amortization	0.98	0.92	1.03	0.93
Other	0.87	1.04	0.84	1.00
Total operating expenses	10.27	11.34	10.45	11.67

Interest expense	0.97	0.86	1.04	0.87

Total operating expenses and interest expense	11.24	12.20	11.49	12.54

Total operating expenses and interest expense less fuel	7.60	8.23	7.73	8.28

The following table sets forth the major operational statistics and the percentage-of-change for the periods identified below:

	Three Months Ended June 30,			Six Months Ended June 30,
	Increase/(Decrease)			Increase/(Decrease)
	2006 2005-2006 2005			2006 2006- 2005		2005
Revenue passengers	3,328,129	41.9%	2,346,187	5,883,377	34.2%	4,383,566
Revenue passenger miles (1)	1,735,977,011	53.8%	1,128,722,290	3,110,267,239	48.8%	2,090,408,622
Available seat miles (2)	2,257,595,958	43.5%	1,573,119,964	4,222,798,409	40.2%	3,012,765,717
Passenger load factor (3)	76.9%	5.1pp	71.8%	73.7%	4.3pp	69.4%
Cost per available seat mile (cents) (4)	11.24	(7.9%)	12.20	11.49	(8.4%)	12.54
Average price per gallon of fuel (5)	$2.25	21.0%	$1.86	$2.20	24.3%	$1.77
Fuel gallons consumed (6)	36,496,459	8.6%	33,606,222	72,214,458	(0.4%)	72,490,521
Block hours (7)	136,620	18.5%	115,257	258,252	15.0%	224,606
Average length of aircraft flight (miles)	516	9.8%	470	520	11.1%	468
Average daily utilization of each aircraft (hours) (8)	10.3	(2.8%)	10.6	10.2	(4.7%)	10.7
Actual aircraft in service at end of the period	166	20.7%	135	166	20.7%	135

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

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Operating revenue in 2006 increased by 33.3%, or $71.1 million, to $284.3 million in 2006 compared to $213.2 million in 2005. The increase was due to the additional regional jets added to the fixed-fee flying. Forty-eight additional 70-seat regional jets were placed into fixed-fee service since June 30, 2005. Twenty-eight were added for US Airways, 15 were added for Delta, and five were added for United. Other operating revenue increased $3.7 million due to sublease revenue on aircraft and payments from US Airways for the use of aircraft take-off and landing slots.

Total operating and interest expenses increased by 32.2% or $61.9 million, to $253.7 million in 2006 compared to $191.8 million in 2005 due to the increase in flight operations. The unit cost on total operating and interest expenses, excluding fuel charges, decreased 7.7% to 7.6¢ in 2006 from 8.2¢ in 2005. Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 25.1%, or $8.7 million, to $43.6 million for 2006 compared to $34.8 million for 2005. The increase was mainly due to a $7.6 million increase in flight crew and maintenance operations wage expenses to support the increase in 70-seat regional jet operations and a $1.9 million increase in employee benefit costs. These increases were partially offset by a $1.2 million decrease in the wage expense for Customer Service employees due to the elimination of ground handling operations for American in St. Louis in March 2006. The cost per available seat mile decreased from 2.2¢ in 2005 to 1.9¢ in 2006.

Aircraft fuel expense increased 31.6%, or $19.7 million, to $82.1 million for 2006 compared to $62.4 million for 2005 due to a 21.0% increase in the average fuel price and an 8.6% increase in the amount of gallons consumed. The average price per gallon was $1.86 in 2005 and $2.25 in 2006. Beginning in May 2005, we stopped recording fuel expense and the related revenue reimbursement for US Airways operations because US Airways elected to provide the fuel directly for the aircraft that are operated by us as US Airways Express. The unit cost decreased from 4.0¢ in 2005 compared to 3.6¢ in 2006.

Landing fees increased by 35.6%, or $2.8 million, to $10.5 million in 2006 compared to $7.7 million in 2005. The increase is due to a 13% increase in departures, combined with a 20% higher average landing weight per departure, due to the additional 70-seat regional jets. The unit cost remained unchanged at 0.5¢.

Aircraft and engine rent increased by 27.5%, or $5.3 million, to $24.4 million in 2006 compared to $19.1 million in 2005 due to a $6.1 million increase attributable to the addition of 18 leased regional jets since June 2005, partially offset by a $0.8 million decrease attributable to the removal of 6 leased turboprops. The unit cost decreased to 1.1¢ for 2006 compared to 1.2¢ for 2005.

Maintenance and repair expenses increased by 27.5%, or $5.3 million, to $24.5 million in 2006 compared to $19.2 million for 2005. The increase is due to a $7.6 million increase in regional jet maintenance expenses resulting from the additional flight operations of the 70-seat regional jets, partially offset by the removal of turboprop maintenance expense, which accounted for $2.3 million of expense in 2005. The unit cost decreased from 1.2¢ in 2005 to 1.1¢ in 2006.

Insurance and taxes increased 18.3% or $0.8 million to $5.0 million in 2006 compared to $4.2 million in 2005 due to the increase in regional jet operations, but was partially offset by a decrease in third-party insurance rates. The unit cost decreased from 0.3¢ in 2005 to 0.2¢ in 2006.

Depreciation and amortization increased 53.4%, or $7.7 million, to $22.1 million in 2006 compared to $14.4 million in 2005 due mainly to $6.6 million of additional depreciation on 30 regional jet aircraft purchased since June 30, 2005 and $0.9 million of amortization for aircraft take-off and landing slots. The cost per available seat mile increased to 1.0¢ in 2006 compared to 0.9¢ in 2005.

Other expenses increased 19.8%, or $3.2 million, to $19.6 million in 2006 from $16.3 million in 2005, due primarily to $5.5 million of increases in flight crew travel expenses, passenger catering costs, and administrative expenses to support the increased 70-seat regional jet operations, offset by a decrease of $2.8 million in payments made to American in 2005 related to operating 70-seat aircraft at Chautauqua. During the three months ended June 30, 2006, the Company recorded $1.6 million of a gain on the sale of Saab aircraft and related inventory and $2.0 million of federal excise tax expense. The unit cost decreased to 0.9¢ in 2006 compared to 1.0¢ in 2005.

Interest expense increased 61.9% or $8.4 million, to $22.0 million in 2006 from $13.6 million in 2005 primarily due to interest on debt related to the purchase of 30 regional jet aircraft since June 30, 2005. The weighted average interest rate increased to 6.1% in 2006 from 5.4% in 2005. The unit cost increased to 1.0¢ in 2006 compared to 0.9¢ in 2005.

We incurred income tax expense of $13.0 million during 2006, compared to $8.9 million in 2005. The effective tax rate for 2006 of 39.1% is higher than the statutory rate due primarily to state income taxes.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Operating revenue in 2006 increased by 28.0%, or $118.7 million, to $541.7 million in 2006 compared to $423.0 million in 2005. The increase was due to the additional regional jets added to the fixed-fee flying. Forty-eight additional 70-seat regional jets were placed into fixed-fee service since June 30, 2005. Twenty-eight were added for US Airways, 15 were added for Delta, and five were added for United. Other operating revenue increased $8.3 million due to sublease revenue on aircraft and payments from US Airways for the use of aircraft take-off and landing slots.

Total operating and interest expenses increased by 28.4% or $107.2 million, to $485.0 million in 2006 compared to $377.8 million in 2005 due to the increase in flight operations of the 70-seat regional jets. The unit cost on total operating and interest expenses, excluding fuel charges, decreased 6.7% to 7.7¢ in 2006 from 8.3¢ in 2005. Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 25.4%, or $16.9 million, to $83.7 million for 2006 compared to $66.8 million for 2005. The increase was primarily due to a $13.7 million increase in flight crew and maintenance operations wage expense to support the increased 70-seat regional jet operations and a $3.5 million increase in employee benefit costs. These increases were offset by a $1.5 million decrease in the wage expense for Customer Service employees due to the elimination of ground handling operations for American in St. Louis in March 2006. The cost per available seat mile decreased from 2.2¢ in 2005 to 2.0¢ in 2006.

Aircraft fuel expense increased 23.6%, or $30.3 million, to $158.7 million for 2006 compared to $128.3 million for 2005 due to a 24.3% increase in the average fuel price. The average price per gallon was $2.20 in 2006 compared to $1.77 in 2005. Beginning in May 2005, we stopped recording fuel expense and the related revenue reimbursement for US Airways operations because US Airways elected to provide the fuel directly for the aircraft that are operated by us as US Airways Express. The unit cost decreased to 3.8¢ in 2006 compared to 4.3¢ in 2005.

Landing fees increased by 29.2%, or $4.3 million, to $19.1 million in 2006 compared to $14.8 million in 2005. The increase is due to a 19% higher average landing weight per departure due to the additional 70-seat regional jets and a 10% increase in departures. The unit cost remained unchanged at 0.5¢.

Aircraft and engine rent increased by 18.8%, or $7.1 million, to $44.7 million in 2006 compared to $37.7 million in 2005 due to a $9.1 million increase attributable to the addition of 18 leased regional jets since June 2005, partially offset by a $1.9 million decrease attributable to the removal of 6 leased turboprops. The unit cost decreased to 1.1¢ for 2006 compared to 1.3¢ for 2005 is due to only 18 of the 48 additional 70-seat regional jets being leased.

Maintenance and repair expenses increased by 24.8%, or $9.3 million, to $46.9 million in 2006 compared to $37.6 million for 2005. The increase is due to a $13.9 million increase in regional jet maintenance expenses resulting from the additional flight operations of the 70-seat regional jets, partially offset by the removal of turboprop maintenance expense, which accounted for $4.6 million of expense in 2005. The unit cost decreased from 1.3¢ in 2005 to 1.1¢ in 2006.

Insurance and taxes increased 14.2%, or $1.2 million to $9.3 million in 2006 compared to $8.1 million in 2005 due to the increase in regional jet operations, but was partially offset by a decrease in third-party insurance rates. The unit cost decreased to 0.2¢ in 2006 from 0.3¢ in 2005.

Depreciation and amortization increased 55.4%, or $15.5 million, to $43.5 million in 2006 compared to $28.0 million in 2005 due primarily to $13.5 million of additional depreciation on 30 aircraft purchased since June 30, 2005 and approximately $1.8 million of amortization for aircraft take-off and landing slots. The cost per available seat mile increased to 1.0¢ in 2006 compared to 0.9¢ in 2005.

Other expenses increased 16.7%, or $5.1 million, to $35.3 million in 2006 from $30.2 million in 2005, due primarily to $9.4 million of increases in flight crew travel expenses, passenger catering costs, and administrative expenses to support the increased 70-seat regional jet operations, offset by a decrease of $2.8 million in payments made to American in 2005 related to operating 70-seat aircraft at Chautauqua. 2005 other expenses also included $1.3 million of legal fees related to the investment agreement with US Airways and a follow-on stock offering. For the six months ended June 30, 2006, the Company recorded $2.1 million of a gain on the sale of Saab aircraft and related inventory and $2.0 million of federal excise tax expense. The unit cost decreased to 0.8¢ in 2006 compared to 1.0¢ in 2005.

Interest expense increased 66.7% or $17.5 million, to $43.8 million in 2006 from $26.3 million in 2005 primarily due to interest on debt related to the purchase of 30 additional aircraft since June 30, 2005. The weighted average interest rate increased to 6.1% in 2006 from 5.3% in 2005. The unit cost increased to 1.0¢ in 2006 compared to 0.9¢ in 2005.

We incurred income tax expense of $24.1 million during 2006, compared to $18.4 million in 2005. The effective tax rate for 2006 of 39.3% is higher than the statutory rate due primarily to state income taxes.

Liquidity and Capital Resources

Historically, the Company has used internally generated funds and third-party financing to meet its working capital and capital expenditure requirements. In June 2004, the Company completed its initial public common stock offering, which provided approximately $58.2 million, net of offering expenses and before the repayment of debt. In addition, the Company completed follow-on offerings in February and July 2005, which provided approximately $187 million, net of offering expenses. As of June 30, 2006, the Company had $204.5 million in cash and $12.0 million available under its revolving credit facility. The credit facility requires the Company to maintain a specified fixed charge coverage ratio and a debt to earnings leverage ratio. The Company was in compliance with both ratios at June 30, 2006. At June 30, 2006, the Company had a working capital surplus of $84.2 million.

During the six months ended June 30, 2006, the Company acquired 6 aircraft, all of which were debt-financed. The debt incurred for these six debt-financed aircraft was $104.9 million. Also, during the three months ended June 30, 2006 the Company assumed 10 aircraft operating leases from US Airways.

Net cash from operating activities was $110.1 million for the six months ended June 30, 2006. Net cash from operating activities is primarily net income of $37.2 million, depreciation and amortization of $43.5 million, the changes in deferred income taxes of $22.8 million and accounts payable and accrued liabilities of $27.2 million, offset by increases in inventory of $6.6 million, prepaid expense and other current assets of $4.1 million and other assets of $10.1million.

Net cash from investing activities was $(30.3) million for the six months ended June 30, 2006. The net cash from investing activities consists of the purchase of ten aircraft, equipment and aircraft deposits for future deliveries offset by $3.6 million from sale of spare aircraft equipment. .

Net cash from financing activities was $(37.3) million for the six months ended June 30, 2006. The net cash from financing activities included scheduled debt payments and payments to the debt sinking fund of $35.8 million.

The Company currently anticipates that its available cash resources, cash generated from operations and anticipated third-party financing arrangements will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

Aircraft Leases and Other Off-Balance Sheet Arrangements

The Company has significant obligations for aircraft that are leased under operating leases and therefore are not reflected as liabilities on its balance sheet. These leases expire between 2009 and 2022. As of June 30, 2006, the Company’s total mandatory payments under operating leases aggregated approximately $1.2 billion and total minimum annual aircraft rental payments for the next 12 months under all noncancellable operating leases is approximately $113.3 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities and office equipment. The leases expire through 2018. As of June 30, 2006, the Company’s total mandatory payments under other non-cancelable operating leases aggregated approximately $81.4 million. Total minimum annual other rental payments for the next 12 months are approximately $8.0 million.

Purchase Commitments

The Company has substantial commitments for capital expenditures, including for the acquisition of new aircraft. The Company intends to finance these aircraft through long-term loans or lease arrangements, although there can be no assurance the Company will be able to do so.

As of June 30, 2006, the Company’s Delta code-share agreement requires that the Company acquire and place in service one additional ERJ-170 regional jet and the Company has firm orders for five regional jets. The current list price of the five regional jets is $140.6 million.  During the six months ended June 30, 2006, the Company made aircraft deposits in accordance with the aircraft commitments of $4.0 million. The Company also has a commitment to acquire nine spare aircraft engines with a current list price of approximately $34 million. These commitments are subject to customary closing conditions.

The Company will have additional commitments relating to the agreements Chautauqua reached with Continental and US Airways in July 2006 (see "Recent Developments").

The Company’s commercial commitments at June 30, 2006 include letters of credit totaling $10.7 million expiring within one year.

The Company anticipates cash payments for interest for the year ended 2006 to be approximately $91 million, and the Company does not anticipate significant tax payments in 2006.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

The Company’s earnings are affected by changes in interest rates due to the amounts of variable rate debt and the amount of cash and securities held. The interest rate applicable to variable rate debt may rise and increase the amount of interest expense. At June 30, 2006, 0.16% of the Company’s total long-term debt was variable rate debt, compared to 0.29% at June 30, 2005. For illustrative purposes only, the Company has estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both the Company’s variable rate long-term debt and cash and securities. Based on this hypothetical assumption, the Company would have incurred an additional $15,000 in interest expense for the quarter ended June 30, 2006. As a result of this hypothetical assumption, the Company believes it could fund interest rate increases on its variable rate long-term debt with the increased amounts of interest income.

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

Part II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “10-K”), which could materially affect our business, financial condition or future results. The risks described in our 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Pursuant to the capacity purchase agreement we entered into with Continental and Chautauqua on July 21, 2006, Chautauqua has agreed to operate 44 50 seat regional jets in the Continental Express operation. If we are unable to deliver at least 39 of these regional jets, Continental has the ability to terminate this agreement. We intend to supply 20 of the regional jets by transferring ERJ-145 aircraft to Continental from our service agreement with US Airways. We believe that we will be able to deliver the remaining 24 aircraft to Continental, and will consider other options and providers in our efforts to do so. We cannot assure you, however, that we will be able to supply at least 19 of the remaining 24 aircraft to Continental. If we are unable to supply such aircraft and if Continental terminates the capacity purchase agreement, our financial condition, results of operation and the price of our common stock could be adversely affected.

To the extent we utilize a different aircraft type than the ERJ-145, our Chautauqua operating subsidiary will no longer operate just one fleet type. Historically, each of our operating subsidiaries have operated with one fleet type to take advantage of the efficiencies in employee training, aircraft maintenance, lower spare parts inventory requirements and aircraft scheduling. If we expand Chautauqua’s operations to include more than one fleet type, some of these efficiencies may no longer be realized.

Please note that we no longer consider the Risk Factor entitled “We have been named as a defendant in a lawsuit filed by certain US Airways pilots” on page 22 of the 10-K to be a material risk to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

At Republic’s Annual Meeting of Stockholders held on June 6, 2006, one proposal was voted upon by the Company’s stockholders. A description of the proposal and a tabulation of the votes follows:

To elect seven directors to hold office until the 2007 Annual Meeting of Stockholders and until their respective successors shall have been duly elected and qualified. All seven nominees were elected:

	For Nominee	Authority Withheld From Nominee
Bryan K. Bedford	31,789,883	9,717,832
Lawrence J. Cohen	41,066,156	441,559
Joseph M. Jacobs	31,767,572	9,740,143
Douglas J. Lambert	41,423,912	83,803
Mark E. Landesman	41,066,141	441,574
Jay L. Maymudes	31,767,557	9,740,158
Mark L. Plaumann	41,066,011	441,704

Item 6.	Exhibits
	(a)	Exhibits

	10.1*	Amendment No. 15 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated April 24, 2006.

	10.2	Joinder And Consolidated Amendment To Loan And Security Agreement dated May 15, 2006.

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

31.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

32.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

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

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: August 8 , 2006	By: /s/ Bryan K. Bedford
Bryan K. Bedford
Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated: August 8, 2006	By: /s/ Robert H. Cooper
Robert H. Cooper
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)