Form 10-Q
period 2006-11-09
REPUBLIC AIRWAYS HOLDINGS INC
filed 2006-11-09
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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
_____________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐   Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 20, 2006, the latest practicable date.

Outstanding on
Class	October 20, 2006

Common Stock	42,456,802

TABLE OF CONTENTS

	Part I - Financial Information
Item 1.	Financial Statements:	3

	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2006 and December 31, 2005.	3

	Condensed Consolidated Statements of Income (Unaudited) for the Three Months and Nine Months Ended September 30, 2006 and 2005.	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2006 and 2005.	5

	Noted to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

	Part II - Other Information

Item 1A.	Risk Factors	13

Item 6.	Exhibits	14

	Signatures	15

Exhibit 10.1 Amendment No. 16 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated July 21, 2006.

Exhibit 10.2 Amendment No. 8 to Letter Agreement DCT-015/2004 by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated July 21, 2006.

Exhibit 10.3 First Amendment to Amended & Restated Chautauqua Jet Service Agreement by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated July 21, 2006.

Exhibit 10.4 Second Amendment to Republic Jet Service Agreement by and between US Airways, Inc. and Republic Airline Inc., dated July 21, 2006.

Exhibit 10.5 Capacity Purchase Agreement by and between Continental Airlines, Inc., Republic Airways Holdings Inc. and Chautauqua Airlines, Inc., dated July 21, 2006.

Exhibit 31.1 Certification of Chief Executive Officer

Exhibit 31.2 Certification of Chief Financial Officer

Exhibit 32.1 Certification of Chief Executive Officer

Exhibit 32.2 Certification of Chief Financial Officer

All other items of this report are inapplicable

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$172,772	$162,005
Receivables—net of allowance for doubtful accounts of $341 and $343 respectively	15,853	16,701
Inventories	29,195	18,756
Prepaid expenses and other current assets	11,406	13,841
Restricted cash	4,753	1,218
Deferred income taxes	3,626	3,656

Total current assets	237,605	216,177
Aircraft and other equipment—net	1,891,670	1,662,236
Other assets	172,243	144,199
Goodwill	13,335	13,335

Total	$2,314,853	$2,035,947

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$87,006	$73,935
Accounts payable	14,252	13,353
Accrued liabilities	86,139	71,648

Total current liabilities	187,397	158,936
Long-term debt—less current portion	1,487,777	1,339,505
Deferred credits	25,206	23,137
Deferred income taxes	127,603	89,671

Total liabilities	1,827,983	1,611,249
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; one vote per share; 75,000,000 shares authorized; 42,431,802 and 41,787,685 shares issued and outstanding, respectively	42	42
Additional paid-in capital	280,365	277,505
Warrants	8,574	8,574
Accumulated other comprehensive loss	(3,951)	(4,176)
Accumulated earnings	201,840	142,753

Total stockholders' equity	486,870	424,698

Total	$2,314,853	$2,035,947

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
OPERATING REVENUES:
Passenger	$301,314	$227,365	$828,920	$643,402
Charter revenue and ground handling	1,098	1,853	6,704	8,723
Other	3,720	1,020	12,165	1,120

Total operating revenues	306,132	230,238	847,789	653,245

OPERATING EXPENSES:
Wages and benefits	46,415	38,679	130,155	105,482
Aircraft fuel	89,766	71,193	248,426	199,540
Landing fees	11,382	8,183	30,468	22,961
Aircraft and engine rent	25,130	19,849	69,876	57,508
Maintenance and repair	28,953	19,004	75,856	56,580
Insurance and taxes	4,710	4,363	13,980	12,479
Depreciation and amortization	23,824	15,945	67,322	43,944
Other	19,398	15,597	54,675	45,818

Total operating expenses	249,578	192,813	690,758	544,312

OPERATING INCOME	56,554	37,425	157,031	108,933

OTHER INCOME (EXPENSE):
Interest expense	(22,942)	(16,217)	(66,772)	(42,508)
Other income	2,633	1,792	7,247	3,184

Total other income (expense)	(20,309)	(14,425)	(59,525)	(39,324)

INCOME BEFORE INCOME TAXES	36,245	23,000	97,506	69,609

INCOME TAX EXPENSE	14,313	9,029	38,419	27,418

NET INCOME	$21,932	$13,971	$59,087	$42,191

BASIC NET INCOME PER COMMON SHARE	$0.52	$0.36	$1.41	$1.25

DILUTED NET INCOME PER COMMON SHARE	$0.50	$0.35	$1.36	$1.22

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005

NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 167,816	$121,534

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(76,807)	(100,582)
Proceeds from sale of spare aircraft equipment	3,556	2,394
Aircraft deposits and other	(47,708)	(77,480)
Aircraft deposits returned	21,953	28,529

NET CASH FROM INVESTING ACTIVITIES	(99,006)	(147,139)

FINANCING ACTIVITIES:
Payments on short-term/long-term debt	(55,270)	(35,038)
Proceeds from short-term/long-term debt		650
Proceeds from common stock offerings, net		186,776
Proceeds from exercise of common stock options	1,904	254
Payments on settlement of treasury locks		(4,694)
Proceeds from settlement of treasury locks		192
Payments of debt issue costs	(4,677)	(5,406)

NET CASH FROM FINANCING ACTIVITIES	(58,043)	142,734

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,767	117,129

CASH AND CASH EQUIVALENTS—Beginning of period	162,005	46,220

CASH AND CASH EQUIVALENTS—End of period	$172,772	$163,349

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$65,544	$37,109
Income taxes paid	701	580

NON-CASH TRANSACTIONS:
Aircraft, inventories, and other equipment purchased through financing arrangements	$216,610	$523,850
Refinancing aircraft debt from manufacturer to debt permanently financed	132,291	149,501
Parts, training and lease credits from aircraft manufacturer	(6,930)
Fair value of interest rate hedges		(4,012)
Note payable and deemed distribution to Wexford Capital LLC		1,000

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share and per share amounts)
1. Basis of Presentation

The unaudited condensed consolidated financial statements of Republic Airways Holdings Inc. and its subsidiaries (the “Company”) as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The subsidiaries include Chautauqua Airlines, Inc. (“Chautauqua Airlines”), Republic Airline Inc. (“Republic Airline”) and Shuttle America Corporation (“Shuttle America”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed February 27, 2006.

New Accounting Standards

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

In September 2006, the FASB issued AUG AIR-1, Accounting for Planned Major Maintenance Activities, which clarifies the accounting methods that are acceptable for major maintenance expenses. The Company uses the direct expense method, which is in accordance with this pronouncement.

In September 2006, the FASB issued Statements of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. We have not yet completed our assessment of the impact of this statement on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The bulletin provides guidance on assessing materiality of the effects of prior year misstatements when quantifying current year misstatements. We have considered this bulletin and concluded that it will not have a material impact on our financial statements.

2. Risk Management

Beginning in April 2004, in anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, the Company entered into fourteen treasury lock agreements with notional amounts totaling $373,500 and a weighted average interest rate of 4.47% with expiration dates through June 2005. Management designated the treasury lock agreements as cash flow hedges of forecasted transactions. The treasury lock agreements were settled at each respective settlement date, which were the purchase dates of the respective aircraft. The Company settled ten agreements during 2005 and the net amount paid was $4,502. As of September 30, 2005, all of the treasury locks had been settled. Amounts paid or received on the settlement date are reclassified to interest expense over the term of the respective aircraft debt. The Company reclassified $75 and $75, net of tax, to interest expense during the three month period ended September 30, 2005 and 2006, respectively, and reclassified $212 and $225, net of tax, to interest expense during the nine month period ended September 30, 2005 and 2006, respectively.

3. Comprehensive Income

Comprehensive income includes changes in the fair value of interest rate hedges that qualify as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. The difference between net income and comprehensive income for the three and nine months ended September 30, 2006 and 2005 is detailed in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$21,932	$13,971	$59,087	$42,191

Net unrealized gain on unsettled treasury locks, net of tax				2,407

Net realized loss on settled treasury locks, net of tax				(2,702)

Other comprehensive income	$21,932	$13,971	$59,087	$41,896

Accumulated other comprehensive loss as of September 30, 2006 and December 31, 2005 consists of the net unrealized loss on settled treasury locks, net of tax, of $3,951 and $4,176, respectively.

4. Stock Compensation

The Company maintains stock-based compensation plans which allow for the issuance of nonqualified stock options to officers, other key employees of the Company, and to members of the Board of Directors. Prior to 2006, the Company accounted for the stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (APB 25). Stock options granted that had an exercise price below the market value were recorded as stock compensation expense in 2001 thru 2005.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS No. 123(R)). This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS 123(R) also requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs.

The following table illustrates the effect on net income from continuing operations and earnings per share from continuing operations if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation in fiscal year 2005.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net income available for common shareholders, as reported	$13,971	$42,191

Add: Stock-based employee compensation expense determined under the intrinsic value based method, net of tax	11	75
Deduct: Stock-based employee compensation expense determined under the fair value based method, net of tax	(383)	(1,315)
Pro forma net income available for common shareholders	$13,599	$40,951

Pro forma net income available per common share:
Basic	$0.35	$1.21
Diluted	$0.34	$1.18

The fair value of options granted is determined using the Black-Scholes option pricing model. There were 15,000 stock options granted to non-employee directors during the three and nine months ended September 30, 2005.

Employee Stock Options

In connection with employment agreements for certain key employees, the Company granted options to purchase shares of the Company's common stock with exercise prices ranging from $1.75 to $13.00. These stock options vest ratably over the term of the employment agreements (generally 48 months) and are exercisable for five years following the vesting dates. Additional options have been granted and these options vest ratably over periods ranging from 8 months to 48 months, and are exercisable until 10 years from the date of grant.

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

 Non-employee Director Stock Options

The Company has also granted options for non-employee directors under the 2002 Equity Incentive Plan at a price equal to the fair market value of the Common Stock on the date of the grant. Each non-employee director was automatically granted options to purchase shares of common stock in May 2004 on the day prior to commencement of the initial public offering. The options vest over a 3 year period with 1/24 of the shares vesting monthly for the first 12 months and 1/48 of the shares vesting monthly over the remaining 24 months. The non-employee directors are to receive 2,500 options on the first trading day after each annual meeting of stockholders at which he or she is re-elected as a non-employee director. These options vest ratably over 12 months of continuous service. The non-employee options are exercisable until 10 years from the date of grant. During the nine months ended September 30, 2006, 15,000 stock options were granted to non-employee directors.

The following table summarizes the activity under the Company's stock option plans for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value In Thousands
Outstanding at January 1, 2006	2,624,435	$9.17
Granted	55,000	15.88
Exercised	(644,118)	2.96
Forfeited	(74,800)	13.17
Outstanding at September 30, 2006	1,960,517	$11.25	7.1 years	$8,380

Exercisable at September 30, 2006	1,370,017	$10.22	6.4 years	$7,262

During the three and nine months ended September 30, 2006, $343 ($206 net of tax) and $957 ($574 net of tax), respectively were charged to expense relating to the stock option plans. The total intrinsic value of options exercised during the nine month period ended September 30, 2006 was $8,370. The Company has a policy of issuing new common shares to satisfy the exercise of stock options. As of September 30, 2006, there was $1,916 of total unrecognized pre-tax compensation cost related to non-vested share-based compensation arrangements granted under the stock option plans that is expected to be recognized through 2010.

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

5. Net Income Per Common Share

Net income per common share is based on the weighted average number of shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Weighted-average common shares outstanding for basic net income per common share	42,205,300	39,283,985	41,995,676	33,885,551

Effect of dilutive employee stock options and warrants	1,333,880	865,846	1,301,173	739,211

Adjusted weighted-average common shares outstanding and assumed conversions for diluted net income per common share	43,539,180	40,149,831	43,296,849	34,624,762

Employee stock options and warrants of 1,816,620 for the nine months ended September 30, 2005 are not included in the calculation of diluted net income per share due to their anti-dilutive impact. There were no employee stock options and warrants excluded from the calculation in the three months ended September 30, 2005 and 2006 and the nine months ended September 30, 2006.

6. Debt

During the nine months ended September 30, 2006, the Company purchased 10 aircraft, all of which were debt-financed. The debt was obtained from banks and the aircraft manufacturer for terms between 12 and 15 years at interest rates ranging from 4.75% to 7.52%. The total debt incurred for the 10 aircraft was $176,050.

During the three months ended September 30, 2006, the Company purchased five previously leased ERJ-145 aircraft from the lessors. Debt was obtained for $40,560 from a third-party lender for a term of ten years at interest rates between 8.46% and 8.49%.

Chautauqua Airlines’ debt agreements with the bank were amended during the nine months ended September 30, 2006 to a Republic Airways Holdings Inc. consolidated agreement. The Company’s debt agreements with the bank contain restrictive covenants that require, among other things, that the Company maintain a certain fixed charge coverage ratio and a debt to earnings leverage ratio. The Company was not in compliance with one of its ratios at September 30, 2006; however, it received a waiver from the bank. Debt with the bank as of September 30, 2006 and December 31, 2005 of $2,142 and $2,624 respectively, is classified within the current portion of long-term debt.

7. Commitments and Contingencies

As of September 30, 2006, the Company has one ERJ-170 regional jet on order to be delivered during the three months ending December 31, 2006. During the three months ended September 30, 2006, the Company reached an agreement to purchase 30 ERJ-175 regional jet aircraft from the manufacturer. The current total list price for these 31 regional jets is $928,119. The Company has a commitment to obtain financing for all 31 of these regional jets. The Company also has a commitment to acquire nine spare aircraft engines with a current list price of approximately $34,000. These commitments are subject to customary closing conditions.

During the nine months ended September 30, 2006, the Company made aircraft deposits in accordance with the aircraft commitments of $44,200. The aircraft deposits are included in other assets. All payments were made from cash generated from operations.

In July 2006, the Company announced that it had reached an agreement to operate forty-four 50-seat regional jets for Continental Airlines, Inc. Twenty of the aircraft are ERJ-145 regional jets that will be transitioned from the Company’s current US Airways operations. The Company expects the remaining 24 aircraft to be used CRJ-200 regional jets, acquired on short-term operating leases consistent with the terms of the Continental agreement. All 44 of the aircraft are expected to be placed into service for Continental between January and July 2007 and will be operated for terms that vary from two years to five years. Under certain conditions Continental may extend the term on the aircraft up to five additional years.

8. Subsequent Event

Consistent with the Company's agreement with Continental, the Company entered into an agreement on October 24, 2006, which will provide lease arrangements for 12 used CRJ-200LR regional aircraft with lease terms from 24 to 36 months. In addition, the Company entered into a letter of intent to lease 12 used CRJ-200LR regional aircraft. The Company took delivery of the first aircraft under the Agreement on November 1, 2006.

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

Overview

We are a holding company that owns Chautauqua Airlines, Inc., Republic Airline Inc. and Shuttle America Corporation. As of September 30, 2006, we offered scheduled passenger service on approximately 1,000 flights daily to 91 cities in 36 states, Canada, Mexico and the U.S. Virgin Islands pursuant to code-share agreements with American, US Airways, Delta Air Lines and United Airlines Inc. Currently, substantially all of our flights are operated as US Airways Express, AmericanConnection, Delta Connection or United Express with portions of their regional service, including service out of their hubs and focus cities in Boston, Chicago, Fort Lauderdale, Indianapolis, New York, Orlando, Philadelphia, Pittsburgh, Washington, D.C. and St. Louis. We have established Chautauqua to operate regional jets having 50 or fewer seats; Shuttle America to operate regional jets having 70-seats; and Republic Airline to operate regional jets having more than 70-seats.

The Company has long-term, fixed-fee code-share agreements with each of its partners that are subject to the Company maintaining specified performance levels. Pursuant to these fixed-fee agreements, which provide for minimum aircraft utilization at fixed rates, the Company is authorized to use its partners' two-letter flight designation codes to identify its flights and fares in the Company’s partners' computer reservation systems, to paint its aircraft in the style of the partners, to use their service marks and to market the Company as a carrier for its partners. In addition, in connection with a marketing agreement among Delta, Continental Airlines and Northwest Airlines, certain of the routes that the Company flies using Delta's flight designator code are also flown under Continental's or Northwest's designator codes. The Company believes that fixed-fee agreements reduce its exposure to fluctuations in fuel prices, fare competition and passenger volumes. The Company’s development of relationships with multiple major airlines has enabled them to reduce its dependence on any single airline and allocate its overhead more efficiently, allowing the Company to reduce the cost of its services to the Company’s major airline partners. For the three and nine months ended September 30, 2006, respectively, US Airways accounted for approximately 24% and 23% of the Company’s passenger revenues, Delta accounted for approximately 36% and 35% of the Company’s passenger revenues, American accounted for approximately 10% and 11% of the Company’s passenger revenues and United accounted for approximately 30% and 31% of the Company’s passenger revenues.

On July 21, 2006, we entered into a capacity purchase agreement or “Capacity Agreement” with, Continental Airlines, Inc. and Chautauqua, pursuant to which Chautauqua will operate forty-four 50 seat regional jets in the Continental Express operation. Under the Capacity Agreement, Continental will purchase all the capacity from the aircraft at predetermined rates. The Capacity Agreement will become effective as of the date when the first aircraft is placed into service and will expire upon the exit date of the last aircraft pursuant to the Capacity Agreement, subject to early termination by either party for cause or in case of breach by the other party. The first aircraft is expected to be placed into service in January 2007 and the last aircraft by July 2007.

On July 21, 2006, we amended our jet service agreement between US Airways and Chautauqua. The amendment, among other things, removes 20 aircraft from service under the agreement.

On July 21, 2006, we also amended the jet service agreement between US Airways and Republic Airline. The amendment, among other things, provides for the addition of thirty 86 seat Embraer 175 aircraft to be placed into service under the terms of the agreement as US Airways Express. The new Embraer 175 aircraft will replace 20 existing 50 seat Embraer 145s operated for US Airways Express by Chautauqua which we will transition to Continental under the Capacity Agreement during the first half of 2007. The aircraft added under the amended agreement will each have a term of twelve years.

Certain Statistical Information
	Operating Expenses per ASM in cents
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Wages and benefits	1.87	2.29	1.94	2.25
Aircraft fuel	3.62	4.21	3.71	4.24
Landing fees	0.46	0.48	0.45	0.49
Aircraft and engine rent	1.01	1.17	1.04	1.22
Maintenance and repair	1.17	1.12	1.13	1.20
Insurance and taxes	0.19	0.26	0.21	0.27
Depreciation and amortization	0.96	0.94	1.00	0.93
Other	0.78	0.92	0.82	0.97
Total operating expenses	10.06	11.39	10.30	11.57

Interest expense	0.93	0.96	1.00	0.90

Total operating expenses and interest expense	10.99	12.35	11.30	12.47

Total operating expenses and interest expense less fuel	7.37	8.14	7.59	8.23

The following table sets forth the major operational statistics and the percentage-of-change for the periods identified below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Increase/(Decrease)			Increase/(Decrease)
	2006	2005/2006	2005	2006	2005/2006	2005
Revenue passengers	3,456,979	44.9%	2,385,522	9,340,356	38.0%	6,769,088
Revenue passenger miles (1)	1,808,115,466	56.8%	1,153,478,260	4,918,382,705	51.6%	3,243,886,882
Available seat miles (2)	2,479,659,340	46.5%	1,692,544,465	6,702,457,749	42.4%	4,705,310,182
Passenger load factor (3)	72.9%	4.7pp	68.2%	73.4%	4.5pp	68.9%
Cost per available seat mile (cents) (4)	10.99	(11.0%)	12.35	11.30	(9.4%)	12.47
Average price per gallon of fuel (5)	$2.28	6.0%	$2.15	$2.22	18.1%	$1.88
Fuel gallons consumed (6)	38,988,147	18.4%	32,917,940	111,202,605	5.5%	105,408,462
Block hours (7)	149,288	23.9%	120,454	407,540	18.1%	345,061
Average length of aircraft flight (miles)	512	6.9%	479	517	9.8%	471
Average daily utilization of each aircraft (hours) (8)	10.6	1.0%	10.5	10.4	(1.9%)	10.6
Actual aircraft in service at end of the period	170	16.4%	146	170	16.4%	146

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
(6) Excludes miscellaneous fuel and fuel consumed for US Airways Express operations in 2006. US Airways elected to provide fuel directly beginning in May 2005.
(7) Hours from takeoff to landing, including taxi time.
(8) Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Operating revenue in 2006 increased by 33.0%, or $75.9 million, to $306.1 million in 2006 compared to $230.2 million in 2005. The increase was due to the additional regional jets added to the fixed-fee flying. Forty additional 70-seat regional jets were placed into fixed-fee service since September 30, 2005. Twenty-five were added for US Airways, 13 were added for Delta, and two were added for United. Other operating revenue increased $2.7 million due to sublease revenue on aircraft and payments from US Airways for the use of aircraft take-off and landing slots.

Total operating and interest expenses increased by 30.4% or $63.5 million, to $272.5 million in 2006 compared to $209.0 million in 2005 due to the increase in flight operations. The unit cost on total operating and interest expenses, excluding fuel charges, decreased 9.5% to 7.4¢ in 2006 from 8.1¢ in 2005. Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 20.0%, or $7.7 million, to $46.4 million for 2006 compared to $38.7 million for 2005. The increase was mainly due to a $6.6 million increase in flight crew, maintenance operations and indirect wage expenses to support the increase in 70-seat regional jet operations and a $1.9 million increase in employee benefit costs. These increases were partially offset by a $1.3 million decrease in the wage expense for Customer Service employees due to the elimination of ground handling operations for American in St. Louis in March 2006. The unit cost decreased to 1.9¢ in 2006 from 2.3¢ in 2005.

Aircraft fuel expense increased 26.1%, or $18.6 million, to $89.8 million for 2006 compared to $71.2 million for 2005 due to an 18.4% increase in the amount of gallons consumed and a 6.0% increase in the average fuel price. The average price per gallon was $2.15 in 2005 and $2.28 in 2006. The unit cost decreased to 3.6¢ in 2006 from 4.2¢ in 2005.

Landing fees increased by 39.1%, or $3.2 million, to $11.4 million in 2006 compared to $8.2 million in 2005. The increase is due to a 19.0% increase in departures, combined with a 20.1% higher average landing weight per departure, due to the additional 70-seat regional jets. The unit cost remained unchanged at 0.5¢.

Aircraft and engine rent increased by 26.6%, or $5.3 million, to $25.1 million in 2006 compared to $19.8 million in 2005 due to a $7.1 million increase attributable to the addition of 15 leased regional jets since September 2005, partially offset by a $1.8 million decrease attributable to the removal of 7 leased turboprops and the effect of purchasing five previously leased aircraft during the third quarter of 2006. The unit cost decreased to 1.0¢ in 2006 from 1.2¢ in 2005.

Maintenance and repair expenses increased by 52.4%, or $9.9 million, to $29.0 million in 2006 compared to $19.0 million for 2005. The increase is mainly due to an increase in flying the 70-seat regional jet aircraft. Additionally, maintenance expenses on small jets (37-50 seats) increased $2.3 million over 2005 due mainly to contractual rate increases on certain of our engines under a long-term maintenance agreement, which are reimbursed as pass-through expenses. The unit cost increased to 1.2¢ in 2006 from 1.1¢ in 2005.

Insurance and taxes increased 8.0% or $0.3 million to $4.7 million in 2006 compared to $4.4 million in 2005 due to the increase in regional jet operations, but was partially offset by a decrease in third-party insurance rates. The unit cost decreased to 0.2¢ in 2006 from 0.3¢ in 2005.

Depreciation and amortization increased 49.4%, or $7.9 million, to $23.8 million in 2006 compared to $15.9 million in 2005 due mainly to $6.8 million of additional depreciation on forty, 70-seat regional jet aircraft purchased since September 30, 2005 and $0.9 million of amortization for aircraft take-off and landing slots. The unit costs increased to 1.0¢ in 2006 from 0.9¢ in 2005.

Other expenses increased 24.4%, or $3.8 million, to $19.4 million in 2006 from $15.6 million in 2005, due primarily to $7.3 million of increases in flight crew training and travel expenses, passenger catering costs, and administrative expenses to support the increased 70-seat regional jet operations, offset by a decrease of $3.4 million in payments made to American in 2005 related to operating 70-seat aircraft at Chautauqua.. The unit cost decreased to 0.8¢ in 2006 from 0.9¢ in 2005.

Interest expense increased 41.5% or $6.7 million, to $22.9 million in 2006 from $16.2 million in 2005 primarily due to interest on debt related to the delivery of forty, 70-seat regional jet aircraft since September 30, 2005. The weighted average interest rate increased to 6.0% in 2006 from 5.6% in 2005. The unit cost decreased to 0.9¢ in 2006 from 1.0¢ in 2005.

We incurred income tax expense of $14.3 million during 2006, compared to $9.0 million in 2005. The effective tax rate for 2006 of 39.5% is higher than the statutory rate due primarily to state income taxes. The effective tax rate for 2005 was 39.3%.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Operating revenue in 2006 increased by 29.8%, or $194.5 million, to $847.8 million in 2006 compared to $653.2 million in 2005. The increase was due to the additional regional jets added to the fixed-fee flying. Forty additional 70-seat regional jets were placed into fixed-fee service since September 30, 2005. Twenty-five were added for US Airways, 13 were added for Delta, and two were added for United. Other operating revenue increased $11.0 million due to sublease revenue on aircraft and payments from US Airways for the use of aircraft take-off and landing slots.

Total operating and interest expenses increased by 29.1% or $170.7 million, to $757.5 million in 2006 compared to $586.8 million in 2005 due to the increase in flight operations of the 70-seat regional jets. The unit cost on total operating and interest expenses, excluding fuel charges, decreased 7.8% to 7.6¢ in 2006 from 8.2¢ in 2005. Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 23.4%, or $24.7 million, to $130.2 million for 2006 compared to $105.5 million for 2005. The increase was primarily due to a $21.0 million increase in flight crew, maintenance operations and indirect wage expenses to support the increase in 70-seat regional jet operations and a $4.7 million increase in employee benefit costs. These increases were offset by a $2.9 million decrease in the wage expense for Customer Service employees due to the elimination of ground handling operations for American in St. Louis in March 2006. The unit cost decreased to 1.9¢ in 2006 from 2.3¢ in 2005.

Aircraft fuel expense increased 24.5%, or $48.9 million, to $248.4 million for 2006 compared to $199.5 million for 2005 due mainly to a 18.1% increase in the average fuel price. The average price per gallon was $2.22 in 2006 compared to $1.88 in 2005. Beginning in May 2005, we stopped recording fuel expense and the related revenue reimbursement for US Airways operations because US Airways elected to provide the fuel directly for the aircraft that are operated by us as US Airways Express. The unit cost decreased to 3.7¢ in 2006 from 4.2¢ in 2005.

Landing fees increased by 32.7%, or $7.5 million, to $30.5 million in 2006 compared to $23.0 million in 2005. The increase is due to higher average landing weight per departure due to the additional 70-seat regional jets and a 12.9% increase in departures. The unit cost remained unchanged at 0.5¢.

Aircraft and engine rent increased by 21.5%, or $12.4 million, to $69.9 million in 2006 compared to $57.5 million in 2005 due to a $16.2 million increase attributable to the addition of 15 leased regional jets since September 2005, partially offset by a $3.8 million decrease attributable to the removal of 7 leased turboprops and the effect of purchasing five previously leased aircraft during the third of 2006. The unit costs decreased to 1.0¢ in 2006 from 1.2¢ in 2005.

Maintenance and repair expenses increased by 34.1%, or $19.3 million, to $75.9 million in 2006 compared to $56.6 million for 2005. The increase is due mainly to an increase in flying the 70-seat regional jet aircraft. Additionally, maintenance expenses on small jets (37-50 seats) increased $4.5 million over 2005 due mainly to contractual rate increases on certain of our engines under a long-term maintenance agreement, which are reimbursed as pass-through expenses. The increase in regional jet expenses was partially offset by a decrease of $6.0 million from 2005 maintenance expenses as a result of the removal of the turboprops. The unit cost decreased to 1.1¢ in 2006 from 1.2¢ in 2005.

Insurance and taxes increased 12.0%, or $1.5 million to $14.0 million in 2006 compared to $12.5 million in 2005 due to the increase in regional jet operations, but was partially offset by a decrease in third-party insurance rates. The unit cost decreased to 0.2¢ in 2006 from 0.3¢ in 2005.

Depreciation and amortization increased 53.2%, or $23.4 million, to $67.3 million in 2006 compared to $43.9 million in 2005 due primarily to $20.3 million of additional depreciation on forty 70- seat regional jet aircraft purchased since September 30, 2005 and approximately $2.8 million of amortization for aircraft take-off and landing slots. The unit cost increased to 1.0¢ in 2006 from 0.9¢ in 2005.

Other expenses increased 19.3%, or $8.9 million, to $54.7 million in 2006 from $45.8 million in 2005, due primarily to $14.4 million of increases in flight crew training and travel expenses, passenger catering costs, and administrative expenses to support the increased 70-seat regional jet operations, offset by a decrease of $6.2 million in payments made to American in 2005 related to operating 70-seat aircraft at Chautauqua. The unit cost decreased to 0.8¢ in 2006 from 1.0¢ in 2005.

Interest expense increased 57.1% or $24.3 million, to $66.8 million in 2006 from $42.5 million in 2005 primarily due to interest on debt related to the purchase of forty 70-seat regional jet aircraft since September 30, 2005. The weighted average interest rate increased to 6.1% in 2006 from 5.4% in 2005. The unit cost increased to 1.0¢ in 2006 from 0.9¢ in 2005.

We incurred income tax expense of $38.4 million during 2006, compared to $27.4 million in 2005 due to higher pre-tax income. The effective tax rate for 2006 and 2005 of 39.4% is higher than the statutory rate due primarily to state income taxes.

Liquidity and Capital Resources

Historically, the Company has used internally generated funds and third-party financing to meet its working capital and capital expenditure requirements. In June 2004, the Company completed its initial public common stock offering, which provided approximately $58.2 million, net of offering expenses and before the repayment of debt. In addition, the Company completed follow-on offerings in February and July 2005, which provided approximately $187 million, net of offering expenses. As of September 30, 2006, the Company had $172.8 million in cash and $11.9 million available under its revolving credit facility. The credit facility requires the Company to maintain a specified fixed charge coverage ratio and a debt to earnings leverage ratio. The Company was not in compliance with one of its ratios at September 30, 2006; however, it received a waiver from the bank. At September 30, 2006, the Company had a working capital surplus of $50.2 million.

During the nine months ended September 30, 2006, the Company purchased 10 aircraft, all of which were debt-financed. The debt incurred for these 10 debt-financed aircraft was $176.1 million. Also, during the nine months ended September 30, 2006, the Company assumed 15 aircraft operating leases from US Airways.

During the three months ended September 30, 2006 the Company purchased five previously leased ERJ 145 aircraft from the lessors. Debt was obtained for $40.5 million from a third-party lender for a term of ten years at interest rates between 8.46% and 8.49%.

Net cash from operating activities was $167.8 million for the nine months ended September 30, 2006. Net cash from operating activities is primarily net income of $59.1 million, depreciation and amortization of $67.3 million, the changes in deferred income taxes of $38.0 million, accounts payable and accrued liabilities of $16.1 million and debt issuance costs and other amortization of $4.3 million, offset by increases in inventory of $8.8 million and other assets of $9.1 million.

Net cash used by investing activities was $(99.0) million for the nine months ended September 30, 2006. The net cash used by investing activities consists of the purchase of ten aircraft, equipment and aircraft deposits for future deliveries offset by $3.6 million from sale of spare aircraft equipment.

Net cash used by financing activities was $(58.0) million for the nine months ended September 30, 2006. The net cash used by financing activities included scheduled debt payments and payments to the debt sinking fund of $55.3 million.

The Company currently anticipates that its available cash resources, cash generated from operations and anticipated third-party financing arrangements will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

Aircraft Leases and Other Off-Balance Sheet Arrangements

The Company has significant obligations for aircraft that are leased under operating leases and therefore are not reflected as liabilities on its balance sheet. These leases expire between 2009 and 2022. As of September 30, 2006, the Company’s total mandatory payments under operating leases aggregated approximately $1.2 billion and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $111.9 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities and office equipment. The leases expire through 2018. As of September 30, 2006, the Company’s total mandatory payments under other non-cancelable operating leases aggregated approximately $80.9 million. Total minimum annual other rental payments for the next 12 months are approximately $8.2 million.

Purchase Commitments

The Company has substantial commitments for capital expenditures, including for the acquisition of new aircraft. The Company intends to finance these aircraft through long-term loans or lease arrangements, although there can be no assurance the Company will be able to do so.

As of September 30, 2006, the Company has a commitment to purchase one additional ERJ-170 regional jet and 30 ERJ-175 regional jets. The current total list price of the 31 regional jets is $928.1 million. During the nine months ended September 30, 2006, the Company made aircraft deposits in accordance with the aircraft commitments of $44.2 million. The Company also has a commitment to acquire nine spare aircraft engines with a current list price of approximately $34.0 million. These commitments are subject to customary closing conditions.

In July 2006, the Company announced that it had reached an agreement to operate forty-four 50-seat regional jets for Continental Airlines, Inc. Twenty of the aircraft are ERJ-145 regional jets that will be transitioned from the Company’s current US Airways operations. The Company expects the remaining 24 aircraft to be used CRJ-200 regional jets, acquired on short-term operating leases consistent with the terms of the Continental agreement. All 44 of the aircraft are expected to be placed into service for Continental between January and July 2007 and will be operated for terms that vary from two years to five years. Under certain conditions Continental may extend the term on the aircraft up to five additional years.

Consistent with the Company's agreement with Continental, the Company entered into an agreement on October, 24, 2006, which will provide lease arrangements for 12 used CRJ-200LR regional aircraft with lease terms from 24 to 36 months. In addition, the Company entered into a letter of intent to lease 12 used CRJ-200LR regional aircraft. The Company took delivery of the first aircraft under the Agreement on November 1, 2006.

The Company’s commercial commitments at September 30, 2006 include letters of credit totaling $10.9 million expiring within one year.

The Company anticipates cash payments for interest for the year ended 2006 to be approximately $90.0 million, and the Company does not anticipate significant tax payments in 2006.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

The Company’s earnings are affected by changes in interest rates due to the amounts of variable rate debt and the amount of cash and securities held. The interest rate applicable to variable rate debt may rise and increase the amount of interest expense. At September 30, 2006, 0.14% of the Company’s total long-term debt was variable rate debt, compared to 0.21% at September 30, 2005. For illustrative purposes only, the Company has estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both the Company’s variable rate long-term debt and cash and securities. Based on this hypothetical assumption, the Company would have incurred an additional $20,000 in interest expense for the quarter ended September 30, 2006. As a result of this hypothetical assumption, the Company believes it could fund interest rate increases on its variable rate long-term debt with the increased amounts of interest income.

Item 4: Controls and Procedures

The Company maintains “disclosure controls and procedures”, as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were reasonably designed to ensure that material information is made known to them by others within the Company during the period in which this report was being prepared.

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

Pursuant to the capacity purchase agreement we entered into with Continental and Chautauqua on July 21, 2006, Chautauqua has agreed to operate forty-four 50 seat regional jets in the Continental Express operation. If we are unable to deliver at least 39 of these regional jets, Continental has the ability to terminate this agreement. We intend to supply 20 of the regional jets by transferring ERJ-145 aircraft to Continental from our service agreement with US Airways. We believe that we will be able to deliver the remaining 24 aircraft to Continental, and have entered into an agreement to obtain leases for 12 used CRJ-200LR aircraft and a letter of intent to lease 12 used CRJ-200LR aircraft in order to do so. If we are unable to supply such aircraft and if Continental terminates the capacity purchase agreement, our financial condition, results of operation and the price of our common stock could be adversely affected.

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

The Company is contemplating acquiring delivery commitments for 6 to 12 additional ERJ-175 aircraft. Currently, the Company has no agreements with its code-share partners to place any of these aircraft into revenue service. Consequently, the Company will have aircraft deposits with the manufacturer until delivery and will incur substantial carrying charges until these aircraft are flown for the Company's partners.

Please note that we no longer consider the Risk Factor entitled “We have been named as a defendant in a lawsuit filed by certain US Airways pilots” on page 22 of the 10-K to be a material risk to the Company.

Item 6.	Exhibits

	(a)	Exhibits

	10.1*	Amendment No. 16 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated July 21, 2006.

	10.2*	Amendment No. 8 to Letter Agreement DCT-015/2004 by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated July 21, 2006.

	10.3*	First Amendment to Amended & Restated Chautauqua Jet Service Agreement by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated July 21, 2006.

	10.4*	Second Amendment to Republic Jet Service Agreement by and between US Airways, Inc. and Republic Airline Inc., dated July 21, 2006

	10.5*	Capacity Purchase Agreement by and between Continental Airlines, Inc., Republic Airways Holdings Inc. and Chautauqua Airlines, Inc., dated July 21, 2006.

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

31.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

32.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

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

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: November 9, 2006	By: /s/ Bryan K. Bedford
Bryan K. Bedford
Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated: November 9, 2006	By: /s/ Robert H. Cooper
Robert H. Cooper
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)