Form 10-Q/A
period 2006-11-29
REPUBLIC AIRWAYS HOLDINGS INC
filed 2006-11-29
CIK 1159154

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☒   Yes ☐No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 27, 2006, the latest practicable date.

Outstanding on
Class	November 27, 2006

Common Stock	42,682,285

EXPLANATORY NOTE

    Republic Airways Holdings Inc. is filing this Form 10-Q/A to amend Item 4 of Exhibits 31.1 and 31.2 to its Form 10-Q for the quarterly period ended September 30, 2006 which was filed with the Securities and Exchange Commission on November 9, 2006 (the "Form 10-Q"). No other information in the Form 10-Q has been supplemented, updated or amended.

Item 6.	Exhibits

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2006.

31.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: November 29, 2006	By: /s/ Bryan K. Bedford
Bryan K. Bedford
Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated: November 29, 2006	By: /s/ Robert H. Cooper
Robert H. Cooper
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)