Form 10-K
REPUBLIC AIRWAYS HOLDINGS INC
filed 2007-03-15
CIK 1159154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
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
Common Stock, par value $.001 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price of the Common Stock on the NASDAQ National Market System (now the NASDAQ Global Market System) on June 30, 2006 was approximately $582,322,000.

Indicate the number of shares outstanding of the issuer’s common stock as of the latest practicable date: As of March 1, 2007, 42,862,799 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

	Part I
Item 1.	Business	4
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties	23
Item 3.	Legal Proceedings	24
Item 4.	Submission of matters to a Vote of Security Holders	24
	Part II
Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases	25
	Of Equity Securities
Item 6.	Selected Financial Data	27
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 8.	Financial Statements and Supplementary Data	43
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	62
Item 9A.	Controls and Procedures	62
Item 9B.	Other Information	62
	Part III
Item 10.	Directors and Executive Officers of the Registrant	63
Item 11.	Executive Compensation	63
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	63
Item 13.	Certain Relationships and Related Transactions	63
Item 14.	Principal Accountant Fees and Services	63
	Part IV
Item 15.	Exhibits and Financial Statements Schedules	64
Signatures

EX10.1(a)	Restricted Stock Agreement
EX10.39(q)	Amendment No. 17 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated November 14, 2006.
EX10.40(i)	Amendment No. 9 to Letter Agreement DCT-015/2004 by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated September 19, 2006.
EX10.40(j)	Amendment No. 10 to Letter Agreement DCT-015/2004 by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated November 14, 2006.
EX-10.41	United Express Agreement, by and between United Air Lines, Inc. and Shuttle America Corp., dated December 28, 2006.
EX10.52(d)	Third Amendment to Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of December 19, 2006.
EX-10.56	Airline Services Agreement, by and between Frontier Airlines, Inc., Republic Airline Inc., Frontier Airlines Holdings, Inc. and Republic Airways Holdings Inc., dated January 11, 2007.
EX-23.1	Consent of Independent Registered Public Accounting Firm
EX-31.1	Certification of Chief Executive Officer
EX-31.2	Certification of Chief Financial Officer
EX 32.1	Certification of Chief Executive Officer
EX-32.2	Certification of Chief Financial Officer

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

PART I
ITEM 1. BUSINESS

General

Overview

    Republic Airways Holdings Inc., (“the Company”) is a Delaware holding company organized in 1996 that operates Chautauqua Airlines, Inc., (“Chautauqua Airlines”), Republic Airline Inc. (“Republic Airline”) and Shuttle America Corporation (“Shuttle America”). As of December 31, 2006, we offered scheduled passenger service on approximately 1,000 flights daily to 90 cities in 35 states, Canada, Mexico and the U.S. Virgin Islands pursuant to code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), US Airways, Inc. (“US Airways”), Delta Air Lines, Inc. (“Delta”) and United Air Lines, Inc. (“United”). In July 2006, we entered into a code-share agreement with Continental Airlines, Inc. (“Continental”) and we began flying for Continental in January 2007. Also, in January 2007, we entered into a code-share agreement with Frontier Airlines, Inc. (“Frontier”). We expect to begin flying for Frontier in March 2007. Currently, we provide five of our six partners with regional jet service, operating as AmericanConnection, US Airways Express, Delta Connection, United Express or Continental Express, including service out of their hubs and focus cities in Atlanta, Boston, Chicago, Cincinnati, Columbus, Houston, Indianapolis, New York, Philadelphia, Pittsburgh, St. Louis and Washington, D.C. (Dulles and National).

     Chautauqua Airlines is our platform for flying 37 to 50 seat aircraft, and as of December 31, 2006, operated 95 aircraft. Shuttle America is our platform for flying 70-seat aircraft and, as of December 31, 2006, operated 48 ERJ-170 aircraft. Republic Airline is our platform for aircraft with more than 70 seats, and, as of December 31, 2006, Republic Airline operated twenty-eight 72-seat ERJ-170 aircraft.

From 2002 to 2006, our available seat miles, or ASMs, grew at a compounded annual growth rate of 37.9%. As of December 31, 2006, our operational fleet consisted of 171 aircraft, including 76 ERJ-170, 70-seat and larger regional jets and 95 ERJ-145 family, 37-50 seat regional jets. Currently, we have agreed to place into service an additional 30 ERJ-175 regional jets for US Airways through 2008. These 30 aircraft are covered by firm orders that we have with Embraer. We have also agreed to place forty-four 50-seat regional jets into service for Continental between January and July 2007. We will transition 20 ERJ-145 aircraft from our US Airways operations and we plan to lease 24 CRJ-200 regional jets to fulfill the commitment. As of December 31, 2006, four leases for such CRJ-200 aircraft had been obtained and began service in January 2007. We have commitments to lease the remaining 20 CRJ-200 aircraft. In addition, we have entered into an agreement with Frontier to operate 17 ERJ-170 regional jets. Four of the 17 aircraft are currently in our fleet but are not allocated to a code-share partner and the remaining 13 aircraft will be funded by delivery positions available with Embraer in 2007 and 2008. The Company has options for 79 ERJ-170 aircraft, which may be converted to options for ERJ-175, ERJ-190 or ERJ-195 aircraft, which range in size from 78 seats to 110 seats.

We have long-term, fixed-fee regional jet code-share agreements with each of our partners that are subject to our maintaining specified performance levels. Pursuant to these fixed-fee agreements, which provide for minimum aircraft utilization at fixed rates, we are authorized to use our partners' two-character flight designation codes to identify our flights and fares in our partners' computer reservation systems, to paint our aircraft in the style of our partners, to use their service marks and to market ourselves as a carrier for our partners. In addition, in connection with a marketing agreement among Delta, Continental and Northwest Airlines, certain of the routes that we fly using Delta's and Continental’s flight designator codes are also flown under Northwest's designator code. Our fixed-fee agreements eliminate our exposure to fluctuations in fuel prices, fare competition and passenger volumes. Our development of relationships with multiple major airlines has enabled us to reduce our dependence on any single airline, allocate our overhead more efficiently among our partners and reduce the cost of our services to our partners.

      For the years ended December 31, 2006, 2005 and 2004 respectively, US Airways accounted for approximately 24%, 21% and 38% of our passenger revenues, Delta accounted for approximately 35%, 34% and 36% of our passenger revenues, American accounted for approximately 11%, 13% and 16% of our passenger revenues and United accounted for approximately 30%, 32% and 10% of our passenger revenues.

Markets and Routes

Markets

We believe that our development of hub operations in St. Louis with American; in New York, Boston, Indianapolis, Philadelphia, Pittsburgh and Washington, D.C. with US Airways; in Columbus, Atlanta and Cincinnati with Delta; and in Chicago and Washington D.C. with United has been a principal factor in the growth of our flight operations and will facilitate implementation of our growth and operating strategy. As of December 31, 2006, we offered scheduled passenger services on approximately 1,000 flights daily to 90 cities in 35 states, Canada, Mexico, and the U.S. Virgin Islands. We are currently offering daily passenger service on our Continental Express flights out of Houston. Starting in March of 2007, we began offering daily passenger service on our Frontier flights out of Denver. The following illustrates the routes we currently fly for our code-share partners:

Maintenance of Aircraft and Training

Using a combination of Federal Aviation Administration (“FAA) certified maintenance vendors and our own personnel and facilities, we maintain our aircraft on a scheduled and "as-needed" basis. We emphasize preventive maintenance and inspect our aircraft engines and airframes as required. We have an agreement with Rolls-Royce to maintain the engines on our ERJ-145 family of regional jets through October 2012, an agreement with Hamilton Sunstrand to maintain the auxiliary power units, or APUs, on our ERJ-145 family of regional jets through April 2009, agreements with Honeywell to maintain the avionics on our ERJ-145 family of regional jets and ERJ-170 regional jets through December 2014, an agreement with Goodrich to maintain wheels and brakes on our ERJ-145 family of regional jets through June 2014, an agreement with GE Engine Services to maintain the engines on our ERJ-170 regional jets through December 2014 and an agreement with AAR Services to provide, manage and repair the airframe components and spare parts on our CRJ-200 regional jet aircraft, and to provide access to a pool of spare parts through December 2009. Under these agreements, we are charged for covered services based on a fixed rate for each flight hour or flight cycle accumulated by the engines or airframes in our service during each month. The rates are subject to annual revisions, generally based on certain Bureau of Labor Statistics' labor and material indices.

We believe these agreements, coupled with our ongoing maintenance program, reduce the likelihood of unexpected levels of engine, APU, avionics and wheels and brakes maintenance expense during their term.

We have also developed an inventory of aircraft spare parts and have utilized a computerized tracking system to increase maintenance efficiency and to avoid excess inventories of spare parts.

We perform our heavy and routine maintenance projects at our facilities in Indianapolis, Columbus, Louisville, Pittsburgh and St. Louis, and we perform routine maintenance services from select line maintenance stations.

All mechanics and avionics specialists employed by us have appropriate training and experience and hold required licenses issued by the FAA. We provide periodic in-house and outside training for our maintenance and flight personnel and also take advantage of manufacturers’ training programs that are offered when acquiring new aircraft.

We have an agreement with FlightSafety International to provide for aircraft simulator training for all of our pilots. We have no current plans to acquire our own simulator in the near term and believe that FlightSafety or other third party vendors will be able to provide us with adequate and cost effective flight simulator training to implement our growth plans.

Employees

As of December 31, 2006, we employed approximately 3,700 full-time equivalent employees. The following is a table of our principal collective bargaining agreements and their respective amendable dates as of December 31, 2006:

Employee Group	Approximate Number of Full-Time Equivalent Employees	Representing Union	Amendable Date

Pilots	1,600	International Brotherhood of Teamsters Airline Division Local 747	October 2007
Flight Attendants	1,100	International Brotherhood of Teamsters Airline Division Local 210	September 2009
Customer Service	40	International Brotherhood of Teamsters Airline Division Local 135	December 2005
Dispatchers	50	Transport Workers Union of America Local 540	February 2007

As of December 31, 2006, we had approximately 650 maintenance technicians and other maintenance related personnel, who are not currently represented by any union, and approximately 230 administration and support personnel. Because of the high level of unionization among our employees we are subject to risks of work interruption or stoppage and/or the incurrence of additional expenses associated with union representation of our employees. In connection with our obligation to place 71 additional regional jets into revenue service to meet our obligations under our code-share agreements and related expansion, we anticipate hiring approximately 1,700 additional employees, many of whom will be represented by a union in their employment. Our Customer Service Agreement is being negotiated and we expect it to be amended in 2007. We have never experienced any work stoppages or other job actions and generally consider our relationship with our employees to be good.

Executive Officers of the Company

The following table sets forth information regarding our current executive officers, directors and key employees as of December 31, 2006:

Name	Age	Position

Bryan K. Bedford	45	Chairman of the Board, President and Chief Executive Officer
Robert H. Cooper	47	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Wayne C. Heller	48	Executive Vice President, Chief Operating Officer
Lawrence J. Cohen	51	Director
Joseph M. Jacobs	53	Director
Douglas J. Lambert	49	Director
Mark E. Landesman	46	Director
Jay L. Maymudes	45	Director
Mark L. Plaumann	51	Director

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

Wayne C. Heller joined us in August 1999 as Vice President—Flight Operations with responsibility for flight crew supervision, system control, flight safety and flight quality standards. In February 2002, he became Executive Vice President and Chief Operating Officer of Chautauqua, and assumed responsibility for all aircraft maintenance, records and engineering. From April 1996 until August 1999 he was employed by Mesaba Airlines, Inc., as its Director of System Operations Control. He is a licensed pilot and a licensed dispatcher and has over 25 years of regional airline experience in operations.

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

Code-Share Agreements

Through our subsidiaries, we have entered into code-share agreements with US Airways, American, Delta, United, Continental and Frontier that authorize us to use their two-character flight designator codes (“US,” “AA,” “DL,” “UA,” “CO” and “F9”) to identify our flights and fares in their computer reservation systems, to paint our aircraft with their colors and/or logos, to use their service marks and to market and advertise our status as US Airways Express, AmericanConnection, Delta Connection, United Express, Continental Express and Frontier Airlines, respectively. In connection with a marketing agreement among Delta, Continental and Northwest Airlines, certain of the routes that we fly using Delta's and Continental’s flight designator codes are also flown under Northwest's designator code. Under the code-share agreements between our subsidiaries and each of US Airways, American, Delta, United, Continental and Frontier, we are compensated on a fixed-fee basis on all of our US Airways Express, AmericanConnection, Delta Connection, United Express, Continental Express and Frontier Airlines flights. In addition, under our code-share agreements, our passengers participate in frequent flyer programs of the major airline, and the major airline provides additional services such as reservations, ticket issuance, ground support services, commuter slot rights and airport facilities.

US Airways Code-Share Agreements

We have entered into an Amended and Restated Jet Services Agreement with US Airways, dated April 26, 2005. As of December 31, 2006, we operated 30 ERJ-145 regional jets including two spares, under this agreement. The code-share agreement provides that we will operate these aircraft to provide US Airways Express service between US Airways hubs and cities designated by US Airways. On July 21, 2006, we amended this agreement and agreed to remove 20 ERJ-145 aircraft from US Airways operations and transition into operation under the Continental code-share agreement during 2007. We have also entered into a fixed-fee code-share agreement with US Airways to operate 28 ERJ-170 aircraft on terms substantially similar to those of the ERJ-145 code-share agreement between us and US Airways.

In exchange for providing the designated number of flights and performing our other obligations under the code-share agreements, we receive compensation from US Airways three times each month in consideration for the services provided under the code-share agreement. We receive an additional amount per available seat mile flown. We also may receive incentives or pay penalties based upon our performance, including fleet launch performance, on-time departure performance and completion percentage rates. Additionally, certain of our operating costs are considered "pass through" costs whereby US Airways has agreed to reimburse us the actual amount of costs we incur for these items. Landing fees, passenger catering, passenger liability insurance and aircraft property tax costs are pass through costs.

As of December 31, 2006, with our ERJ 145 regional jets and our ERJ 170 regional jets, we were providing 370 flights per day as US Airways Express between New York, Boston, Philadelphia, Pittsburgh, Indianapolis, Washington, D.C. and designated outlying cities.

Beginning in May 2005, US Airways elected to provide fuel directly for all of the Company’s US Airways Express aircraft operations. This change eliminated fuel expense and the related fuel reimbursement (previously recorded as revenue) for the US Airways operations. Operating margins are not affected by this change.

On July 24, 2006, we amended the Jet Service Agreement (JSA”) with US Airways to operate 30 ERJ-175 aircraft on terms substantially similar to those of the ERJ-145 and ERJ-170 agreements between us and US Airways. The amended agreement has a term of twelve years for each aircraft. We expect to place these 30 ERJ-175 aircraft into service for US Airways beginning in 2007 and through 2008.

The code-share agreements for the ERJ-145 and ERJ-170 regional jets terminate in March 2013 and September 2015, respectively; however, US Airways may terminate the code-share agreements at any time for cause upon not less than 90 days notice and subject to our right to cure under the following conditions:

· if we fail to perform or observe any material covenant or condition or agreement to be performed or observed by us, provided that if we breach any payment obligation, US Airways has the right to terminate the agreement on 10 days’ prior written notice unless we cure such breach prior to the expiration of 10 days;

· if our flight completion factor falls below specified percentages during specified periods due to operational deficiencies that are within our control;

· if our on time departure performance falls below specified percentages during specified periods;

· if we admit liability or are found liable for any safety infraction by the FAA that could reasonably be expected to lead to the suspension or revocation of our operating certificate or if in US Airways' reasonable opinion we are not complying in any material respect with applicable safety and operational requirements;

· if we fail to use commercially reasonable efforts to comply with the applicable provisions of the “Jets for Jobs” protocol;

· if our FAA operating certificate is suspended or revoked; or

· in the event that we or an affiliate of ours shall have commenced the provision of flight services under the code share between US Airways and Republic Airline and such agreement is subsequently terminated, among other things.

Under a commuter slot option agreement that we and US Airways entered into on September 22, 2005, we purchased 113 commuter slots at Ronald Reagan Washington National Airport and 24 commuter slots at New York-LaGuardia Airport. We assigned the right of use for these commuter slots to US Airways and these commuter slots are being operated by US Airways and US Airways Express carriers under a licensing agreement for which US Airways pays us rent. Prior to the expiration of the agreement to license the commuter slots, US Airways has the right to repurchase all, but not less than all, of the Washington commuter slots at a predetermined price. The licensing agreement between us and US Airways for the LaGuardia commuter slots expired on December 31, 2006, but we maintain a security interest in the LaGuardia slots if US Airways fails to perform under the current licensing agreement.

The American Code-Share Agreement

As of December 31, 2006, we operated 15 ERJ-140 regional jets for American under a fixed-fee code-share agreement and provided 90 flights per day between St. Louis and designated outlying cities.

Under the code-share agreement, American retains all passenger, certain cargo and other revenues associated with each flight, and is responsible for all revenue-related expenses. We share revenue with American for certain cargo shipments. Additionally, certain operating costs are considered "pass through" costs and American has agreed to reimburse us the actual amount of costs we incur for these items. Fuel, landing fees, hull and liability insurance and aircraft property tax costs are pass through costs. Aircraft lease payments are also considered a pass through cost, but are limited to a specified limit with respect to the first 20 aircraft put into service for American. American pays us periodically throughout the month on an agreed schedule, subject to American's right to offset amounts we owe them under the code-share agreement. A reconciliation payment will be made by American to us if uncontrollable cancellations exceed a specified level of scheduled block hours during any calendar quarter.

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

If American terminates the code-share agreement without cause, we have the right to put the leases of the aircraft, or to lease the aircraft to American to the extent owned by us, used under the code-share agreement to American. American also has a call option to require us to assign to American these leases. If we exercise our put or American exercises their call, both parties are obligated to implement a schedule to terminate the code-share agreement in an orderly fashion and transition the aircraft from us to American.

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

• failure by us or American to perform the material terms, covenants or conditions of the code-share agreement, which includes the American standards of service, subject to 30 day notice and cure rights;

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

American may terminate the code-share agreement without cause upon 180 days notice, provided that such notice may not be given prior to September 30, 2008. If American exercises this right, it is required to reimburse us for certain costs and we and American have certain "put" and "call" rights with respect to the aircraft we operate for them.

If American terminates the code-share agreement for any reason prior to September 30, 2008, or we terminate the code-share agreement prior to September 30, 2008, due to a breach of the agreement by American, American has agreed to reimburse us for certain price concessions that we granted American.

The Delta Code-Share Agreements

As of December 31, 2006, we operated 15 ERJ-135 aircraft, 24 ERJ-145 aircraft, including two spares, and 16 ERJ-170 aircraft for Delta under fixed-fee code-share agreements. As of December 31, 2006, we provided 330 flights per day as Delta Connection between Cincinnati, Columbus and Atlanta and designated outlying cities. In connection with a marketing agreement among Delta, Continental and Northwest Airlines, certain of the routes that we fly using Delta's and Continental’s flight designator codes are also flown under Northwest's designator code.

The code-share agreements for the ERJ-135/145 and ERJ-170 regional jets terminate in May 2016 and January 2019, respectively. Delta may terminate the code-share agreements at any time, with or without cause, if it provides us 180 days written notice, provided that such notice shall not be given prior to 2009 for the ERJ-135/145 regional jet agreement and 2013 for the ERJ-170 regional jet agreement.

    On March 13, 2007, we and Delta amended our code-share agreements. The amendments, if approved by the bankruptcy court, provide for early removal of all 15 ERJ-135 aircraft between September 2008 and April 2009 at a rate of 2 aircraft per month, and an approximate 3% reduction in the reimbursement rates on our ERJ-145/170 aircraft for the remaining term of the agreements. In return for these amended terms, Delta has agreed that we will have a negotiated pre-petition claim in the amount of $91 million, and Delta will surrender all of its warrants on approximately 3.4 million shares of our common stock.

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

For each additional aircraft put into service for Delta beyond the initial 22, Delta receives a warrant to purchase 60,000 shares of our common stock. In accordance with this provision, on February 3, 2003 we granted Delta a warrant to purchase 720,000 shares of common stock, on October 1, 2003 we granted Delta a warrant to purchase an additional 300,000 shares of common stock and on March 10, 2004 we granted Delta a warrant to purchase an additional 480,000 shares of common stock. In December 2004, the parties agreed to reduce the amount of such warrants by 45%. In addition, in December 2004, we issued Delta a warrant for 960,000 shares in connection with Delta entering into an ERJ-170 code-share agreement with us.

For illustrative purposes only, we estimate that, should Delta acquire all of the common stock they are entitled to acquire under their warrants and assuming the warrant shares are 100% vested, Delta will own approximately 7.4% of our common stock.

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

The United Code-Share Agreements

   We have entered into fixed-fee code-share agreements with United to operate seven ERJ-145 aircraft and 28 ERJ-170 aircraft to provide United Express Service in markets to be determined by United. As of December 31, 2006, we provided 195 flights per day as United Express between Chicago, Washington D.C. and designated outlying cities.

The fixed rates that we receive from United under the code-share agreements are annually adjusted in accordance with an agreed escalation formula. Additionally, certain of our operating costs are considered "pass through" costs whereby United has agreed to reimburse us the actual amount of costs we incur for these items. Fuel and oil, landing fees, war risk insurance, liability insurance and aircraft property taxes are pass through costs.

The agreements terminate on June 30, 2014 and June 30, 2015, respectively. United has the option of extending each agreement for five years or less; however, the ERJ-145 code-share agreement may be terminated by United upon 18 months prior written notice provided that such notice shall not be delivered prior to December 31, 2008. In addition, the code-share agreements may be terminated under the following conditions:

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

United also may terminate the code-share agreements upon at least thirty days notice and subject to our right to cure under the following conditions:

• Our operations fall below certain minimum operating thresholds for a period of three consecutive months or any six month period in a rolling 12 month period regarding controllable flight completion, mishandled bags and on-time performance; or

• We knowingly maintain falsified books or records or submit false reports of a material nature.

United may immediately terminate the respective code-share agreements if Chautauqua Airlines or Shuttle America operates, except pursuant to preexisting agreements with US Airways and Delta, any additional regional jets or turboprop aircraft pursuant to a marketing or code-share relationship with any party other than United to provide hub service at United’s hubs in Denver, Los Angeles, San Francisco, Chicago, Washington, D.C. or Seattle. Chautauqua Airlines and Shuttle America also cannot engage or attempt to engage, on its behalf or on behalf of a third party, in the business of providing air transportation at any of United’s hubs or for any carrier that has or attempts to have hub operations at any of United’s hubs, or operate any additional regional jets or turboprops with any party other than United to provide hub service at United’s hubs.

United has a call option to assume our ownership or leasehold interest in certain aircraft if we wrongfully terminate the code-share agreements or if United terminates the agreements for our breach for certain reasons.

The Continental Code-Share Agreement

As of July 21, 2006, we entered into a code-share agreement with Continental to provide and operate forty-four 50-seat regional jets as a Continental Express carrier. We will transition 20 ERJ-145 aircraft from our US Airways operations and we plan to lease 24 CRJ-200 regional jets to fulfill the commitment. As of December 31, 2006, four leases for such CRJ-200 aircraft had been obtained, and we have commitments to lease the remaining 20 CRJ-200 aircraft. The first six aircraft were placed into service in January 2007 and the last aircraft is expected to be placed into service in August 2007. Continental is responsible for Chautauqua Airlines' reasonable out-of-pocket costs of preparing each covered aircraft, other than the spare aircraft, up to a maximum amount, prior to its being placed into service. The aircraft are operated under the agreement on terms that vary from two years to five years. Under certain conditions, Continental may extend the term on the aircraft up to five additional years.

All fuel will be purchased directly by Continental and will not be charged back to Chautauqua Airlines. Under the agreement, Continental purchases all capacity at predetermined rates and industry standard pass-through costs.

In connection with a marketing agreement among Delta, Continental and Northwest Airlines, certain of the routes that we fly using Delta's and Continental’s flight designator codes are also flown under Northwest's designator code.

The term of the agreement is effective as of January 8, 2007 and, unless earlier terminated or extended, will continue until July, 2012.

The agreement may be subject to early termination under various circumstances, including:

• immediately, by Continental, upon the occurrence of an event that constitutes cause, subject to prior written notice to us; or

• if either Continental or we commit a material breach of the code-share agreement, subject to two business days notice if we breach the agreement and five business days notice if Continental breaches the agreement; or

• if there is a change in control of us or Continental.

The Frontier Code-Share Agreement

On January 11, 2007, we entered into a code-share agreement with Frontier. Under the agreement, we will provide and operate seventeen 76-seat Embraer 170 regional jets for Frontier and expect to begin service in March 2007.

Frontier will purchase all capacity at predetermined rates and will directly pay or reimburse Republic Airline for industry standard pass-through costs. The first aircraft is expected to be placed into service in March 2007 and the last aircraft in December 2008. The agreement has a term of eleven years from the date of the last aircraft delivery. Frontier has the option to extend the agreement for up to six additional years. All fuel will be purchased directly by Frontier and will not be charged back to Republic. Republic Airline is responsible for all costs and expenses of preparing each covered aircraft prior to its being placed into service.

The term of the agreement is effective as of March, 2007, and, unless earlier terminated or extended, will continue until December 2019.

The agreement may be subject to early termination under various circumstances including:

• immediately, by Frontier, upon the occurrence of an event that constitutes cause, subject to prior written notice to us; or

• if either Frontier or we commit a material breach of the code-share agreement, subject to two business days notice if we breach the agreement and five business days notice if Frontier breaches the agreement; or

• if there is a change in control of us or Frontier.

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

Generally, the airline industry is highly sensitive to general economic conditions, in large part due to the discretionary nature of a substantial percentage of both business and pleasure travel. In the past, many airlines have reported decreased earnings or substantial losses resulting from periods of economic recession, heavy fare discounting, high fuel prices and other factors. Economic downturns combined with competitive pressures have contributed to a number of bankruptcies and liquidations among major and regional carriers. The effect of economic downturns is somewhat mitigated by our fixed-fee arrangements with respect to our flights. In addition, if our major airline code-share partners remain financially strained by low ticket prices or high fuel prices, they will likely seek to reduce our fixed-fees or reduce the number of flights we operate in order to reduce their costs.

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

We believe that we are operating in material compliance with FAA regulations and hold all necessary operating and air worthiness certificates and licenses. We incur substantial costs in maintaining our current certifications and otherwise complying with the laws, rules and regulations to which we are subject. Our flight operations, maintenance programs, record keeping and training programs are conducted under FAA approved procedures.

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

Pursuant to law and the regulations of the DOT, we must be effectively controlled by United States citizens. In this regard, our President and at least two-thirds of our Board of Directors must be United States citizens and not more than 25% of our voting stock may be owned or controlled by foreign nationals, although subject to DOT approval the percent of foreign economic ownership may be as high as 49%.

ITEM 1A. RISK FACTORS

The following risk factors, in addition to the information discussed elsewhere herein, should be carefully considered in evaluating us and our business:

Risks Related To Our Operations

We are dependent on our code-share relationships with our major partners.

We depend on relationships created by our regional jet code-share agreements with US Airways, American, Delta, United, Continental and Frontier for all of our passenger revenue. Any material modification to, or termination of, our code-share agreements with any of these partners could have a material adverse effect on our financial condition, results of our operations and the price of our common stock. Each of the code-share agreements contains a number of grounds for termination by our partners, including our failure to meet specified performance levels. In addition, American may terminate its code-share agreement without cause upon 180 days notice, provided such notice may not be given prior to September 30, 2008. If American terminates its code-share agreement for cause, it has the right to require us to assign to them our leases of all ERJ-140 regional jets then operating under the code-share agreement or to lease such jets to them to the extent we own them. If American terminates our code-share agreement other than for cause, we have the right to require American to assume our leases of all ERJ-140 regional jets then operating under the code-share agreement, or to lease such jets from us to the extent we own them. Delta may partially or completely terminate its code-share agreement with respect to the ERJ-135/145 aircraft, with or without cause, on 180 days written notice at any time after November 2009, and may partially or completely terminate its code-share agreement with respect to the ERJ-170 aircraft, with or without cause, on 180 days written notice at any time after 2013. If Delta exercises this right under either agreement or if we terminate either agreement for cause, we have the right to require Delta either to purchase, sublease or assume the lease of aircraft leased by us with respect to any of the aircraft we previously operated for Delta under that agreement. If we choose not to exercise this right, or if Delta terminates either agreement for cause, Delta may require us to sell or sublease to it or Delta may assume the lease of aircraft leased by us with respect to any of the aircraft we previously operated for it under that agreement. On March 13, 2007, we and Delta reached an agreement to amend our code-share agreements. Delta has submitted the amendments to the bankruptcy court for approval, and the amendments are currently docketed for action on March 27, 2007. United may terminate its code-share agreement with respect to the ERJ-145 aircraft without cause on 18 months prior written notice, provided that such notice may not be delivered prior to December 31, 2008. If we wrongfully terminate our code-share agreement, breach certain provisions thereof or fall below certain minimum operating thresholds for three consecutive months or any six month period in a rolling 12 month period, United can assume our ownership or leasehold interests in the jets we operate for them. Each of Continental and Frontier may terminate these code share agreements with cause or if we breach certain provisions thereof including a breach of our guaranty granted to each of them.

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

For the years ended December 31, 2006, 2005 and 2004 respectively, US Airways accounted for approximately 24%, 21% and 38% of our passenger revenues, Delta accounted for approximately 35%, 34% and 36% of our passenger revenues, American accounted for approximately 11%, 13% and 16% of our passenger revenues and United accounted for approximately 30%, 32% and 10% of our passenger revenues. We commenced flying for Continental in January 2007 and we expect to commence flying for Frontier in March 2007.

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

Certain of our code-share partners have requested that we replace ERJ-145 and smaller aircraft with larger regional jets. To the extent that we agree to remove an ERJ-145 or smaller aircraft from service, we must either sell or sublease the aircraft to another party or redeploy it in order to cover our carrying expenses for that aircraft. Our inability to sell, sublease and/or redeploy aircraft that have been removed from service could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

If the financial strength of any of our code-share partners decreases, our financial strength is at risk.

We are directly affected by the financial and operating strength of our code-share partners. In the event of a decrease in the financial or operational strength of any of our code-share partners, such partner may be unable to make the payments due to us under its code-share agreement. In addition, it may reduce utilization of our aircraft to the minimum levels specified in the code-share agreements. US Airways and United have recently emerged from bankruptcy, and Delta is still attempting to reorganize under bankruptcy protection.  On March 13, 2007, we and Delta amended our code-share agreements. Delta has submitted the amendments to the bankruptcy court for approval, and the amendments are currently docketed for action on March 27, 2007. In addition, it is possible that any code-share agreement with a code-share partner that files for reorganization under Chapter 11 of the bankruptcy code may not be assumed in bankruptcy and could be modified or terminated. Any such event could have an adverse effect on our operations and the price of our common stock. As of February 1, 2007, Standard & Poor's and Moody's, respectively, maintained ratings of B- and B3 for US Airways, B and B3 for AMR Corp., the parent of American, B and B2 for UAL Corp., the parent of United, B and B3 for Continental. Ratings for Delta and for Frontier Airlines Holdings, Inc., the parent of Frontier, are not available.

Our code-share partners may expand their direct operation of regional jets thus limiting the expansion of our relationships with them.

We depend on major airlines such as our code-share partners to contract with us instead of purchasing and operating their own regional jets. However, some major airlines own their own regional airlines and operate their own regional jets instead of entering into contracts with us or other regional carriers. For example, American and Delta have acquired many regional jets which they fly under their affiliated carriers, American Eagle, with respect to American, and Comair, with respect to Delta. In addition, US Airways is operating regional jets through its PSA subsidiary. We have no guarantee that in the future our code-share partners will choose to enter into contracts with us instead of purchasing their own regional jets or entering into relationships with competing regional airlines. They are not prohibited from doing so under our code-share agreements. In addition, US Airways previously announced that, pursuant to an agreement with its pilots, US Airways will not enter into agreements with its regional affiliates to fly ERJ-190 and higher capacity regional jets and it is possible that our other partners will make the same decision. A decision by US Airways, American, Delta, United, Continental or Frontier to phase out our contract based code-share relationships and instead acquire and operate their own regional jets or to enter into similar agreements with one or more of our competitors could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

Any labor disruption or labor strikes by our employees or those of our code-share partners would adversely affect our ability to conduct our business.

All of our pilots, customer service employees, flight attendants and dispatchers are represented by unions. Collectively, these employees represent approximately 76% of our workforce as of December 31, 2006. Although we have never had a work interruption or stoppage and believe our relations with our unionized employees are generally good, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. If we are unable to reach agreement with any of our unionized work groups on the amended terms of their collective bargaining agreements, we may be subject to work interruptions and/or stoppages. Any sustained work stoppages could adversely affect our ability to fulfill our obligations under our code-share agreements and could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

              Under the terms of our jet code-share agreement with US Airways, if we are unable to provide scheduled flights as a result of a strike by our employees, it is only required to pay us for certain fixed costs for specified periods. Under the terms of the code-share agreements with American, Delta, United, Continental and Frontier, none of them are required to pay us any amounts during the period our employees are on strike and we are unable to provide scheduled flights. A sustained strike by our employees would require us to bear costs otherwise paid by our code-share partners.

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

We plan to acquire an additional 43 Embraer ERJ-170/175 regional jets by the end of 2008, 38 of which are subject to firm orders. At December 31, 2006, we had an agreement to place 30 of the 38 firm orders into service. Currently, we have agreements to place all 38 firm orders into service. We have financing commitments in place for all of these firm orders. In addition, we plan to lease an additional 20 CRJ-200 aircraft. If we are incorrect in our assessment of the profitability and feasibility of our growth plans, if circumstances change in a way that was unforeseen by us or if we are unable to consummate financing for these aircraft, we may not be able to grow as planned.

Under our code-share agreements, we are obligated to place in service an additional 71 regional jets through 2008, including four ERJ-170 regional jets that are not assigned to any of our code-share partners as of December 31, 2006 and four CRJ-200 regional jets which have been leased as of December 31, 2006 and which were placed into service with Continental in January 2007, at an aggregate cost, excluding the cost of acquiring the aircraft and related parts, to us of approximately $14.7 million. These costs, which are related to the acquisition of these aircraft, include the acquisition of related additional ground and maintenance facilities and support equipment, the employment of approximately 1,700 additional employees and the integration of those aircraft, facilities and employees into our existing operations.

In January 2007, our Chautauqua operating subsidiary began operating CRJ-200 aircraft and is no longer operating just one fleet type. Historically, each of our operating subsidiaries have operated with one fleet type to take advantage of the efficiencies in employee training, aircraft maintenance, lower spare parts inventory requirements and aircraft scheduling. As we expand Chautauqua’s operations to include more than one fleet type, some of these efficiencies may no longer be realized.

As of December 31, 2006, we had options to purchase an aggregate of 79 regional jets from Embraer. If we choose to exercise options to purchase aircraft from Embraer prior to obtaining a commitment from existing or future code-share partners to place the aircraft in service, we will be obligated to purchase the aircraft from Embraer and to bear the cost of operation even if we cannot place the aircraft in service with a code-share partner, which could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

Our ability to manage our growth effectively and efficiently requires us to continue to accurately forecast our equipment and human resources needs and to continue to expend funds to improve our operating, financial and management controls, reporting systems, procurement process and procedures. In addition, we must effectively expand, train and manage our employee base, which could be costly. Our growth will place a significant strain on our management and other corporate resources. If we are unable to manage our anticipated growth effectively and efficiently, our business could be harmed.

Our growth plans may be adversely affected by our code-share agreements with American and Delta. Chautauqua’s American agreement requires us to provide regional airline services exclusively for American at its St. Louis hub and within 50 statute miles of that hub. This agreement also prohibits us from providing competing regional hub services at Memphis, Nashville and Kansas City and means that, without American's consent, we are prohibited from operating flights under our own flight designator code or on behalf of any other air carrier providing "hub" services in or out of these airports. Chautauqua's Delta agreement prohibits it from conducting code-share flying into several major metropolitan airports, except under its existing code-share agreements with American and US Airways. Republic Airline’s Delta agreement prohibits it from conducting code share flying into several major metropolitan airports, except under its existing code-share agreement with United. Pursuant to the terms of Chautauqua's and Republic Airline’s code-share agreement with Delta, we are prohibited from operating aircraft other than for Delta except for (1) those we operates for our existing code-share partners, (2) the additional aircraft it may operate under its existing agreements and (3) aircraft subject to other limited exceptions. Furthermore, pursuant to the terms of our code-share agreements with United, except for our current code-share flying, Shuttle America and Chautauqua are prohibited from operating 50 seat or larger regional jets or turboprops from United’s current hub airports. United’s hub airports are Denver, Washington Dulles, Los Angeles, Chicago O'Hare, Seattle and San Francisco.

Our code-share partners may be restricted in increasing the level of business that they conduct with us, thereby limiting our growth.

In general, the pilots' unions of certain major airlines have negotiated collective bargaining agreements that restrict the number and/or size of regional aircraft that a particular carrier may operate. A "scope" clause in US Airways' current collective bargaining agreement with its pilots prevents US Airways from using more than 465 regional jets not flown by its pilots in its operations. There are no quantity limitations in the US Airways “scope” limitations for small regional jets. For purposes of this “scope” restriction, a small regional jet is defined as any aircraft configured with 78 or fewer seats. For purposes of this limitation, a large regional jet is an aircraft configured with 79 to 90 passenger seats. US Airways can outsource up to an additional 55 aircraft, including the ERJ-175 and CRJ-900, configured with more than 78 seats but less than 90 seats, subject to certain limitations. We cannot assure you that US Airways will contract with us to fly any additional aircraft. Our ability to participate in additional regional jet flying for US Airways is subject to the further limitation that we employ furloughed US Airways pilots. Our utilization of US Airways pilots was approved by our pilots union; however, they limited their approval to 80 additional aircraft for US Airways which includes the 28 ERJ-170s which we obtained from US Airways and the incremental ten aircraft that will be placed in service in 2008. A "scope" clause in American's current collective bargaining agreement with its pilots limits it from operating regional jets having 51 or more seats. A "scope" clause in Delta's current collective bargaining agreement with its pilots restricts it from operating regional jets having more than 70 to 76 seats and limits it from operating more than 175, or under certain circumstances, 200 regional jets having 70 to 76 seats. United’s "scope" limitations restrict it from operating aircraft configured with more than 70 seats or any aircraft weighing more than 83,000 pounds. Continental’s “scope” limitations restrict it from operating regional jets configured with more than 51 seats.

American's "scope" limitations further limit its code-share partners, in our case Chautauqua, from operating regional jets with 51 or more seats even for partners other than American. Delta's "scope" limitations restrict its partners from operating aircraft with over 70 seats even if those aircraft are operated for an airline other than Delta. Neither US Airways, United, Continental nor Frontier have similar "scope" limits on the size of aircraft we can operate for our other code-share partners.

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

The airline business is very capital intensive and, as a result, many airline companies are highly leveraged. During the years ended December 31, 2006 and 2005, our mandatory debt service payments totaled $79.9 million and $53.4 million, respectively, and our mandatory lease payments totaled $99.5 million and $82.0 million, respectively. We have significant lease obligations with respect to our aircraft, which aggregated approximately $1.1 billion at December 31, 2006 and $883.6 million at December 31, 2005. Our current growth strategy involves the acquisition by purchase or leases of at least 63 more regional jets through 2008, including 20 CRJ-200 regional jets which we intend to lease, but not including the four unassigned 70-seat regional jets and four CRJ-200 regional jets leased, but not in operation as of December 31, 2006. Embraer's current aggregate list price for the 43 Embraer regional jets that we expect to acquire from Embraer is approximately $1.3 billion. We expect to lease or otherwise acquire on credit a substantial portion of these Embraer regional jets, which will increase significantly our mandatory lease and debt service payments.

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

Currently, we are obligated under our code-share agreements to place an additional 43 Embraer regional jets in service through 2008, not including four 70-seat regional jets delivered, but unassigned as of December 31, 2006. We are dependent on Embraer as the manufacturer of all of these jets. Our risks in relying primarily on a single manufacturer include:

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

Further, ERJ-170 and ERJ-175 aircraft began operating in the commercial airline market in February 2004 and July 2005, respectively. As relatively new products, these aircraft have been, and may continue to be, subject to unforeseen manufacturing and/or reliability issues.

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

Our agreements with US Airways, American, Delta, United, Continental and Frontier require each of them to schedule our aircraft to a minimum level of utilization. However, the aircraft have historically been utilized more than the minimum requirement. Even though the fixed-fee rates may adjust, either up or down, based on scheduled utilization levels or require a fixed amount per day to compensate us for our fixed costs, if our aircraft are at or below the minimum requirement (including taking into account the stage length and frequency of our scheduled flights) we will likely lose both the opportunity to recover a margin on the variable costs of flights that would have been flown if our aircraft were more fully utilized and the opportunity to earn incentive compensation on such flights. For example, as a result of Delta's bankruptcy, Delta has utilized our smaller aircraft at less than historical levels.

Increases in our labor costs, which constitute a substantial portion of our total operating costs, will directly impact our earnings.

Labor costs constitute a significant percentage of our total operating costs, and we have experienced pressure to increase wages and benefits for our employees. Under our code-share agreements, our reimbursement rates contemplate labor costs that increase on a set schedule generally tied to an increase in the consumer price index or the actual increase in the contract. We are entirely responsible for our labor costs, and we may not be entitled to receive increased payments for our flights if our labor costs increase above the assumed costs included in the reimbursement rates. As a result, a significant increase in our labor costs above the levels assumed in our reimbursement rates could result in a material reduction in our earnings. We have collective bargaining agreements with our pilots, customer service employees, flight attendants and dispatchers. Our pilots, dispatchers and flight attendant agreements are amendable in October 2007, February 2007 and September 2009, respectively. Our Customer Service Agreement is currently amendable and being negotiated and we expect it to be amended in 2007. We cannot assure you that future agreements with our employees' unions will be on terms in line with our expectations or comparable to agreements entered into by our competitors, and any future agreements may increase our labor costs and reduce both our income and our competitiveness for future business opportunities.

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

While we have never had a crash over our 33 year history, it is possible that one or more of our aircraft may crash or be involved in an accident in the future, causing death or injury to individual air travelers and our employees and destroying the aircraft and the property of third parties.

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

WexAir LLC, which is owned by several investment funds managed by Wexford Capital, on a fully diluted basis, owns beneficially approximately 16% of our common stock. As a result of its significant level of ownership, Wexford Capital and its affiliates have significant influence over matters affecting us, including the election of directors as long as they own or control a significant percentage of our common stock. They may make decisions which you and other stockholders will not be able to affect by voting your shares.

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

Within the airline industry, we not only compete with other regional airlines, some of which are owned by or operated as code-share partners of major airlines, but we also face competition from low-fare airlines and major airlines on many of our routes, including carriers that fly point to point instead of to or through a hub. Other low-fare carriers serve the Indianapolis International Airport, which results in significant price competition in the Indianapolis market, one of our major markets. Competition in the eastern United States markets, which we service from US Airways' hubs in New York, Boston, Philadelphia and Washington, D.C. and from Delta's hub in Cincinnati, and Atlanta, is particularly intense, due to the large number of carriers in those markets.

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

Fuel costs constitute a substantial portion of the total operating expenses of the airline industry. There have been significant increases in fuel costs and continued high fuel costs such as those which have been experienced during 2006 would harm the airline industry's financial condition and results of operations. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues, supply and demand and other factors. Fuel availability is also affected by demand for home heating oil, gasoline and other petroleum products. Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. Further, in the event of a fuel supply shortage or further increases in fuel prices, a curtailment of scheduled service could result.

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

Generally, revenues for airlines depend on the number of passengers carried, the fare paid by each passenger and service factors, such as the timeliness of departure and arrival. During periods of fog, ice, low temperatures, storms or other adverse weather conditions, flights may be cancelled or significantly delayed. For example, in 2005, Hurricane Wilma forced us to suspend some of our operations in Florida for a number of days. Under our fixed-fee code-share agreements, we are partially protected against cancellations due to weather or air traffic control, although these factors may affect our ability to receive incentive payments for flying more than the minimum number of flights specified in our code-share agreements. Should we enter into pro-rate revenue sharing agreements in the future we will not be protected against weather or air traffic control cancellations and our revenues could suffer as a result.

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

Risks Related To Our Common Stock

Our stock price is volatile.

              Since our common stock began trading on The NASDAQ National Market (now the NASDAQ Global Select Market) on May 27, 2004, the market price of our common stock has ranged from a low of $8.15 to a high of $20.60 per share. The market price of our common stock may continue to fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

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

   Sales of a large number of shares of our common stock or the availability of a large number of shares for sale could adversely affect the market price of our common stock and could impair our ability to raise funds in additional stock offerings.

Our incorporation documents and Delaware law have provisions that could delay or prevent a change in control of our company, which could negatively affect your investment.

In addition to the fact that Wexford Capital, through its affiliates owns approximately 16% of our common stock, our certificate of incorporation and bylaws and Delaware law contain provisions that could delay or prevent a change in control of our company that stockholders may consider favorable. Certain of these provisions:

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

Our certificate of incorporation provides that shares of capital stock may not be voted by or at the direction of persons who are not citizens of the United States if the number of such shares would exceed applicable foreign ownership restrictions. U.S. law currently requires that no more than 25% of the voting stock of our company or any other domestic airline may be owned directly or indirectly by persons who are not citizens of the United States.

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

On our website, rjet.com/Investment.asp, we provide free of charge our Annual Report on Form 10K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after they have been electronically filed or furnished to the Securities and Exchange Commission. The code of ethics, adopted by our Board of Directors, which applies to all our employees, can also be found on our website, rjet.com/Investment.asp. Our audit committee charter is also available on our website.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Flight Equipment

As of December 31, 2006, we operated 171 regional jets as described in the following table:

Type	Total Aircraft	Owned	Leased	Average Age (in years)	Firm Orders	Option Aircraft	Seats in Standard Configuration

ERJ-135LR (1)	17	15	2	3.5	—		37
ERJ-140LR	15	11	4	4.8	—		44
ERJ-145LR (2)	63	27	36	4.8	—		50
ERJ-170/175LR (3),(4)	76	56	20	1.2	38	79	70/86
Total	171	109	62		38	79

(1) Two of these aircraft are used for charter service and as spares.

(2) Two of these aircraft are used for charter service and as spares.

(3) Four of these aircraft were unassigned.

(4) Twenty-eight of the ERJ-170 aircraft are configured with 72 seats.

In addition to the aircraft listed above, we sub-leased five ERJ-145 Aircraft to an airline in Mexico and leased four CRJ-200 50 seat regional jets that began operations in January 2007.

We have firm orders to acquire 38 ERJ-170/175 regional jets and expect to order five additional ERJ-170 regional jets to fulfill our commitments to our code-share partners.

All of our leased regional jet aircraft are leased by us pursuant to long-term leases, with current lease expirations ranging from 2009 to 2022. We also hold fixed-price purchase options under these leases at approximately 9.2 to 14.5 years after these leases commenced. Furthermore, we have options to renew most of the leases for an additional three years, or purchase outright the leased aircraft at the conclusion of their current lease terms at fair market value.

The following table outlines the number and type of aircraft being operated for each code-share partner and the total number of regional jets that we are required to place in service for each code-share partner as of December 31, 2006:

	ERJ 175		ERJ 170		ERJ45		ERJ140		ERJ 135		CRJ 200
	In Operation	Total Required Aircraft	In Operation (2)	Total Required Aircraft	In Operation (1)	Total Required Aircraft	In Operation	Total Required Aircraft	In Operation (1)	Total Required Aircraft	In Operation	Total Required Aircraft	Total Required Aircraft
US Airways	0	30	28	28	30	10							68
American							15	15					15
Delta			16	16	24	24			15	15			55
United			28	28	7	7							35
Continental (3)						20						24	44
Total	0	30	72	72	61	61	15	15	15	15	0	24	217

(1) Excludes two ERJ-135s and two ERJ-145s that are not operated for any code-share partners. We use these aircraft for charter service and spares.

(2) Excludes four ERJ-170 aircraft that were unassigned at December 31, 2006.

(3) At December 31, 2006 we leased 4 CRJ-200 regional aircraft that began revenue service in January 2007.

Ground Operations and Properties

As of December 31, 2006, our facilities are summarized in the following table:

Facility	Square Feet	Location
Corporate Office	45,000	Indianapolis, IN
Maintenance Hangar	110,500	Indianapolis, IN
Maintenance Hangar/Office	144,000	Columbus, OH
Maintenance Hangar	70,000	Louisville, KY
Maintenance Hangar/Office	86,000	Pittsburgh, PA

Our employees perform substantially all routine airframe and engine maintenance and periodic inspection of equipment. We provide all US Airways Express airport gate and ground handling at the Indianapolis International airport. Our partners or third parties provide ticket handling and ground support services in 89 of the 90 cities we serve.

We lease all of our facilities subject to either long-term leases or on a month to month basis.

Consistent with our planned growth in 2007 we are planning to add additional maintenance facilities and expand certain other facilities. We believe that our current facilities, along with our planned additional facilities, are adequate for the current and foreseeable needs of our business.

ITEM 3. LEGAL PROCEEDINGS

We are subject to certain legal and administrative actions, which we consider routine to our business activities. Management believes that the ultimate outcome of any pending legal matters will not have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

Our common stock began trading on The NASDAQ National Market (now the NASDAQ Global Select Market) on May 27, 2004 and is traded under the symbol "RJET." Prior to that date, there was no public market for our common stock. The following table sets forth the high and low sales prices of our common stock for the periods indicated.

Year Ended December 31, 2005	High	Low
First Quarter	$14.65	$10.51
Second Quarter	14.69	11.17
Third Quarter	14.72	12.04
Fourth Quarter	16.85	13.25

Year Ended December 31, 2006
First Quarter	$15.75	$13.57
Second Quarter	17.33	13.73
Third Quarter	17.67	14.75
Fourth Quarter	18.49	15.30

As of February 1, 2007 there were 38 stockholders of record of our common stock. We have not paid cash dividends on our common stock. The payment of future dividends is within the discretion of our board of directors and will depend upon our future earnings, our capital requirements, bank financing, financial condition and other relevant factors. The credit facility with Bank of America Business Capital does not limit the Company’s ability to pay dividends unless the Company is in default thereunder.

Performance Graph

The above graph compares the performance of the Company from May 27, 2004 through December 31, 2006, against the performance of (i) the Composite Index for Nasdaq Stock Market (U.S. Companies) and (ii) an index of companies engaged in air transportation (SIC 4512 and 4513), including regional airlines, whose stocks trade on the Nasdaq, for the same period.

Below is a summary of the equity compensation plans as of December 31, 2006:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options warrants and rights.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A).
Equity compensation plans approved by security holders
Options outstanding under the 2002 Equity Incentive Plan	1,725,577	$12.54	478,180
Warrants issued to Delta relating to code-share agreement	3,435,000	12.25	—
Equity compensation plans not approved by security holders	—	—	—
Total	5,160,577	$12.35	478,180

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data and operating statistics should be read in conjunction with Management's Discussion and Analysis Of Financial Condition and Results of Operations, and the consolidated financial statements and related notes included in Item 8 of the Form 10-K.
	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except share, per share and airline operating data)
Statement of Operations Data:
Operating revenues:
Passenger	$1,118,226	$883,906	$637,389	$480,025	S353,208
Charter and ground handling	8,932	11,611	8,682	5,899	2,451
Other	15,920	9,504	253	6,356	538
Total operating revenues	1,143,078	905,021	646,324	492,280	356,197
Operating expenses:
Wages and benefits	175,483	143,826	112,305	86,949	63,572
Aircraft fuel(11)	325,500	278,923	174,208	106,840	64,869
Passenger fees and commissions	—	—	2,939	6,254	7,925
Landing fees	41,993	30,376	24,201	19,098	13,053
Aircraft and engine rent	94,773	77,725	74,514	67,350	64,991
Maintenance and repair	105,198	76,481	70,290	53,475	43,441
Insurance and taxes	17,652	16,117	13,186	12,859	17,103
Depreciation and amortization	92,228	64,877	34,412	23,873	12,032
Impairment loss and accrued aircraft return costs (credits)(1)	(2,050)	(4,218)	1,441	2,756	7,196
Other	79,708	62,195	47,483	30,115	32,444

Total operating expenses	930,485	746,302	554,979	409,569	326,626

Operating income	212,593	158,719	91,345	82,711	29,571
Other income (expense):
Interest expense	(91,128)	(63,546)	(28,464)	(22,789)	(12,868)
Interest and other income	9,944	5,002	518	195	526

Total other income (expense)	(81,184)	(58,544)	(27,946)	(22,594)	(12,342)

Income before income taxes	131,409	100,175	63,399	60,117	17,229
Income tax expense	51,899	39,521	24,547	23,979	9,540
Net income	79,510	60,654	38,852	36,138	7,689
Preferred stock dividends(2)	—	—	—	(170)	(413)
Net income available for common stockholders	$79,510	$60,654	$38,852	$35,968	$7,276
Net income available for common stockholders per share:
Basic	$1.89	$1.69	$1.66	$1.80	$0.36
Diluted	$1.82	$1.66	$1.62	$1.73	$0.35
Weighted average common shares outstanding(3):
Basic	42,149,668	35,854,249	23,349,613	20,000,000	20,000,000
Diluted	43,615,946	36,548,340	23,906,762	20,841,415	20,832,750
Other Financial Data:
Net cash from:
Operating activities	$229,147	$170,879	$116,827	$91,627	$42,710
Investing activities	$(114,510)	$(175,152)	$(102,424)	$(30,683)	$(34,552)
Financing activities	$(81,114)	$120,058	$9,282	$(45,093)	$(4,747)
Airline Operating Data:
Passengers carried	12,666,130	9,137,132	6,842,407	5,120,987	3,758,748
Revenue passenger miles(4)	6,650,398,521	4,516,518,136	3,062,940,174	2,319,261,441	1,523,201,642
Available seat miles(5)	9,154,719,233	6,559,966,278	4,618,042,586	3,665,876,102	2,535,087,476
Passenger load factor(6)	72.6%	68.8%	66.3%	63.3%	60.1%
Revenue per available seat mile(7)	$0.125	$0.138	$0.140	$0.134	$0.141
Cost per available seat mile(8)	$0.112	$0.124	$0.126	$0.118	$0.134
EBITDA (9)	$314,765	$228,597	$126,275	$106,779	$42,129
Average passenger trip length (miles)	515	494	448	453	405
Number of aircraft in service (end of period):
Regional Jets:
Owned	109	90	62	38	18
Leased	62	52	49	45	41
Saab Turboprops(10):
Owned	—	—	4	—	—
Leased	—	—	13	21	21
Total aircraft	171	142	128	104	80

			As of December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:			(in thousands)
Cash and cash equivalents	$195,528	$162,005	$46,220	$22,535	$6,684
Aircraft and other equipment, net	1,889,717	1,662,236	984,512	549,009	301,905
Total assets	2,358,441	2,035,947	1,171,820	669,783	401,260
Long-term debt, including current maturities	1,568,803	1,413,440	850,869	486,146	284,067
Redeemable preferred stock of subsidiary at redemption value	—	—	—	—	5,160
Total stockholders' equity	508,829	424,698	174,651	72,406	31,270

(1) We recorded impairment losses and accrued aircraft return costs of $7.2, $2.8, and $1.4 million in 2002, 2003, and 2004 respectively, related to Saab turboprop aircraft. In 2005, we reversed a $4.2 million reserve after a final agreement to return all the Saab turboprop aircraft to lessors was executed and all liabilities were settled. In 2006, we recorded a $2.1 million gain relating to the disposition of Saab aircraft and spare parts.

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

The following represents a reconciliation of EBITDA to net cash from operating activities for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
EBITDA	$314,765	$228,597	$126,275	$106,779	$42,129
Interest expense	(91,128)	(63,546)	(28,464)	(22,789)	(12,868)
Debt issue and other amortization	4,551	2,776	1,928	1,968	339
Warrant amortization	565	372	800	359	9
(Gain) loss on aircraft and other equipment disposals	(118)	(276)	1,151	1,079	193
Impairment loss and accrued aircraft return costs (credits)	(2,050)	(4,218)	1,441	2,756	7,196
Amortization of deferred credits	(1,438)	(1,346)	(1,285)	(1,249)	(1,132)
Stock compensation expense	1,297	125	214	214	214
Current income tax (expense) benefit	(495)	(1,915)	(520)	(237)	4,485)
Changes in certain assets and liabilities:
Receivables	(2,939)	(10,323)	10,480	(7,124)	(481)
Inventories	(11,448)	1,276	(2,683)	(2)	715
Prepaid expenses and other current assets	1,474	(4,907)	(1,022)	1,057	(1,116)
Accounts payable	10,546	1,152	1,963	(4,405)	4,209
Accrued liabilities	16,826	28,980	11,370	14,937	1,805
Other assets	(11,261)	(5,868)	(4,821)	(1,716)	(2,987)

Net cash from operating activities	$229,147	$170,879	$116,827	$91,627	$42,710

(10) Excludes two Saab 340 aircraft held for sale at December 31, 2002 and 2003, one as of December 31, 2004, five as of December 31, 2005 and one leased Saab 340 aircraft at December 31, 2002.

(11) Beginning in May 2005, we do not record fuel expense and the related revenue for US Airways operations because US Airways pays for fuel directly.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

 Republic Airways Holdings Inc., (“the Company”) is a Delaware holding company organized in 1996 that operates Chautauqua Airlines, Inc., (“Chautauqua Airlines”), Republic Airline Inc. (“Republic Airline”) and Shuttle America Corporation (“Shuttle America”). As of December 31, 2006, we offered scheduled passenger service on approximately 1,000 flights daily to 90 cities in 35 states, Canada, Mexico and the U.S. Virgin Islands pursuant to code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), US Airways, Inc. (“US Airways”), Delta Air Lines, Inc. (“Delta”) and United Air Lines, Inc. (“United”). In July 2006, we entered into a code-share agreement with Continental Airlines, Inc. (“Continental”) and we began flying for Continental in January 2007. Also, in January 2007, we entered into a code-share agreement with Frontier Airlines, Inc. (“Frontier”). We expect to begin flying for Frontier in March 2007. Currently, we provide five of our six partners with regional jet service, operating as AmericanConnection, US Airways Express, Delta Connection, United Express or Continental Express, including service out of their hubs and focus cities in Atlanta, Boston, Chicago, Cincinnati, Columbus, Houston, Indianapolis, New York, Philadelphia, Pittsburgh, St. Louis, and Washington, D.C., ( Dulles and National ).

Chautauqua Airlines is our platform for flying 37 to 50 seat aircraft, and, as of December 31, 2006, operated 95 aircraft. Shuttle America is our platform for flying 70-seat aircraft and, as of December 31, 2006, operated 48 ERJ-170 aircraft. Republic Airline is our platform for aircraft with more than 70 seats, and, as of December 31, 2006, Republic Airline operated twenty-eight 72-seat ERJ-170 aircraft.

From 2002 to 2006, our available seat miles, or ASMs, grew at a compounded annual growth rate of 37.9%. As of December 31, 2006, our operational fleet consisted of 171 aircraft, including 76 ERJ-170, 70-seat and larger regional jets and 95 ERJ-145 family, 37-50 seat regional jets. Currently, we have agreed to place into service an additional 30 ERJ-175 regional jets for US Airways through 2008. These 30 aircraft are covered by firm orders that we have with Embraer. We have also agreed to place forty-four 50-seat regional jets into service for Continental between January and July 2007. We will transition 20 ERJ-145 aircraft from our US Airways operations and we plan to lease 24 CRJ-200 regional jets to fulfill the commitment. As of December 31, 2006, four leases for such CRJ-200 aircraft had been obtained and began service in January 2007. We have commitments to lease the remaining 20 CRJ-200 aircraft. In addition, we have entered into an agreement with Frontier to operate 17 ERJ-170 regional jets. Four of the 17 aircraft are currently in our fleet but are not allocated to a code-share partner and the remaining 13 aircraft will be funded by delivery positions available with Embraer in 2007 and 2008. The Company has options for 79 ERJ-170 aircraft, which may be converted to options for ERJ-175, ERJ-190 or ERJ-195 aircraft, which range in size from 78 seats to 110 seats.

For the years ended December 31, 2006, 2005 and 2004 respectively, US Airways accounted for approximately 24%, 21% and 38% of our passenger revenues, Delta accounted for approximately 35%, 34% and 36% of our passenger revenues, American accounted for approximately 11%, 13% and 16% of our passenger revenues and United accounted for approximately 30%, 32% and 10% of our passenger revenues.

Code-Share Agreements

We have long-term, fixed-fee regional jet code-share agreements with each of our partners that are subject to our maintaining specified performance levels. Pursuant to these fixed-fee agreements, which provide for minimum aircraft utilization at fixed rates, we are authorized to use our partners' two-character flight designation codes to identify our flights and fares in our partners' computer reservation systems, to paint our aircraft in the style of our partners, to use their service marks and to market ourselves as a carrier for our partners. In addition, in connection with a marketing agreement among Delta, Continental and Northwest Airlines, certain of the routes that we fly using Delta's and Continental’s flight designator codes are also flown under Northwest's designator code. Our fixed-fee agreements have eliminated our exposure to fluctuations in fuel prices, fare competition and passenger volumes. Our development of relationships with multiple major airlines has enabled us to reduce our dependence on any single airline, allocate our overhead more efficiently among our partners and reduce the cost of our services to our partners.

In October 2005, US Airways which represented 24% of our revenue for the year ended December 31, 2006, emerged from bankruptcy. United, which represented 30% of our passenger revenues for the year ended December 31, 2006, emerged from bankruptcy on February 1, 2006. Delta, which represented 35% of our passenger revenues for the year ended December 31, 2006, is attempting to reorganize its respective businesses under Chapter 11 of the bankruptcy code. On March 13, 2007, we and Delta amended our code-share agreements. Delta has submitted the amendments to the bankruptcy court for approval, and the amendments are currently docketed for action on March 27, 2007. The amendments, if approved, provide for early removal of all 15 ERJ-135 aircraft between September 2008 and April 2009 at a rate of 2 aircraft per month, and an approximate 3% reduction in the reimbursement rates on our ERJ-145/170 aircraft for the remaining term of the agreements. In return for these amended terms, Delta has agreed that we will have a negotiated pre-petition claim in the amount of $91 million, and Delta will surrender all of its warrants on approximately 3.4 million shares of our common stock. Termination of any of our regional jet code-share agreements could have a material adverse effect on our financial position, results of operations and cash flows.

Fleet Transition and Growth

The following table sets forth the number and type of aircraft in service and operated by us at the dates indicated:

	December 31,
	2004			2005			2006
	Total	Owned	Leased	Total	Owned	Leased	Total	Owned	Leased
Regional Jets:
Embraer ERJ-135 LR (1)	17	15	2	17	15	2	17	15	2
Embraer ERJ-140 LR	15	11	4	15	11	4	15	11	4
Embraer ERJ-145 LR (2)	68	25	43	63	22	41	63	27	36
Embraer ERJ-170 LR (3)	11	11	—	47	42	5	76	56	20
Turboprops:
Saab 340 (4)	17	4	13	—	—	—	—	—	—

Total	128	66	62	142	90	52	171	109	62

(1) Two of these aircraft are used for charter operations and as spares at December 31, 2004, 2005 and 2006.

(2) Two of these aircraft are used for charter operations and as spares at December 31, 2005 and 2006.

(3) Four of these aircraft were unassigned at December 31, 2006.

(4) Excludes one and five Saab 340 aircraft held for sale at December 31, 2004 and 2005, respectively. The remaining 5 Saab 340 aircraft were sold in 2006.

In addition to the aircraft listed above, we sub-leased five ERJ-145 aircraft to an airline in Mexico and had four CRJ-200 aircraft which began revenue service in January 2007.

We recorded impairment losses and accrued aircraft return cost of $1.4 million in 2004. The impairment losses reduced the carrying value of the owned Saab 340 aircraft to be disposed of to the estimated fair value less costs to sell. The impairment losses were based on the estimated fair values obtained from aircraft dealers, less selling costs. The accrued aircraft return costs represented the estimate of the Company's overhaul and return costs in order to meet required return conditions.  In December 2005, we reversed $4.2 million of the reserve for estimated return costs after the Saab turboprops were returned to lessors and all liabilities were settled. In 2006, we recorded a $2.1 million gain relating to the disposition of Saab aircraft and spare parts.

During 1999, we began operating Embraer regional jets on behalf of US Airways under a fixed-fee arrangement. There were 35, 40 and 58 Embraer aircraft operating on behalf of US Airways at December 31, 2004, 2005 and 2006, respectively. During 2000, we began operations on behalf of TWA under a fixed-fee arrangement; TWA was subsequently acquired by American. There were 15 Embraer regional jets operating under the agreement with American at December 31, 2004, 2005 and 2006. At December 31, 2004, 2005 and 2006, respectively, we had 39, 48 and 55 aircraft in operation under our agreements with Delta. We began operations for United in June 2004, and at December 31, 2004, 2005 and 2006 respectively, we had 20, 35 and 35 Embraer regional jets in operation under the agreement with United.

During 2004, 97.6% of our ASMs and 96.0% of our passenger revenues were generated under fixed-fee agreements. During 2005 and 2006, 100% of our ASMs and passenger revenues were generated under fixed-fee agreements. The shift to fixed-fee flying has reduced our exposure to fluctuations in fuel prices, fare competition and passenger volumes. As of December 31, 2006, we operated 163 regional jets for four code-share partners under fixed-fee agreements.

Revenue

Under our fixed-fee arrangements with American, Delta, US Airways and United for regional jets, we receive a fixed-fee, as well as reimbursement of specified costs on a gross basis with additional possible incentives from our partners for superior performance. As of December 31, 2006, 2005 and 2004 approximately 100.0.%, 100.0% and 96.0%, respectively, of our passenger revenue was earned under our fixed-fee arrangements. Because all of our passenger revenue is now derived from these fixed-fee arrangements, the number of aircraft we operate, as opposed to the number of passengers that we carry, will have the largest impact on our revenues.

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

Aircraft Fuel

Fuel expense includes the cost of aircraft fuel, including fuel taxes and into-plane fees.  Beginning in May 2005, we do not record fuel expense and the related revenue for US Airways operations because US Airways pays for fuel directly. Under the respective agreements, Continental and Frontier will also pay for fuel directly.

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

Maintenance and Repair

Maintenance and repair expenses include all parts, materials, tooling and spares required to maintain our aircraft. We have entered into long-term maintenance "power-by-the-hour" service contracts with third-party maintenance providers under which we are charged fixed rates for each flight hour accumulated by most of our engines and some of the major airframe components. The effect of such contracts is to reduce the volatility of aircraft maintenance expense over the term of the contract.

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

Depreciation and Amortization

 This expense includes the depreciation of all fixed assets, including aircraft, and the amortization of the commuter slots that we own.  Goodwill and intangibles with an indefinite life are required to be evaluated for impairment on an annual basis. If we determine the goodwill and intangibles are impaired, we are required to write-off the amount of goodwill and intangibles that are impaired.  As of December 31, 2006 and 2005, goodwill and intangibles was $62.4 million and $65.7 million respectively, net of amortization.

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

The deferred warrant charge as of December 31, 2006 was approximately $6.5 million which is amortized over the term of the Delta code-share agreement, as amended. The annual reduction in revenue is a non-cash charge of approximately $565,000.

On March 13, 2007, we and Delta amended out code-share agreements. The amendments, if approved, provide for early removal of all 15 ERJ-135 aircraft between September 2008 and April 2009 at a rate of 2 aircraft per month, and an approximate 3% reduction in the reimbursement rates on the Company's ERJ-145/170 aircraft for the remaining term of the agreements. In return for these amended terms, Delta has agreed that we will have a negotiated pre-petition claim in the amount of $91 million, and Delta, will surrender all of its warrants on approximately 3.4 million shares of our common stock.

Certain Statistical Information
	Years Ended December 31,
	Operating Expenses per ASM in cents
	2006	2005	2004
Wages and benefits	1.92	2.19	2.43
Aircraft fuel(2)	3.55	4.25	3.77
Passenger fees and commissions	—	—	0.06
Landing fees	0.46	0.46	0.52
Aircraft and engine rent	1.03	1.18	1.61
Maintenance and repair	1.15	1.17	1.52
Insurance and taxes	0.19	0.25	0.29
Depreciation and amortization	1.01	0.99	0.75
Impairment loss and accrued aircraft return costs (1)	(0.02)	(0.06)	0.03
Other	0.87	0.95	1.03

Total operating expenses	10.16	11.38	12.01

Plus interest expense	1.00	0.97	0.62

Total operating and interest expenses	11.16	12.35	12.63
Total operating and interest expenses excluding aircraft fuel	7.61	8.10	8.86

(1) We recorded impairment losses and accrued aircraft return cost of $1.4 million in 2004. In 2005, we reversed a $4.2 million reserve after an agreement to return all the Saab turboprop aircraft to lessors was executed and all liabilities were settled. In 2006, we recorded a $2.1 million gain relating to the disposition of Saab aircraft and spare parts.

(2) Beginning in May 2005, we do not record fuel expense and the related revenue for US Airways operations because US Airways pays for fuel directly.

	Years Ended December 31,
	2006	Increase/ (Decrease) 2006-2005		2005	Increase/ (Decrease) 2005-2004		2004

Revenue passengers	12,666,130	38.6%		9,137,132	33.5%		6,842,407
Revenue passenger miles (1)	6,650,398,521	47.2%		4,516,518,136	47.5%		3,062,940,174
Available seat miles (2)	9,154,719,233	39.6%		6,559,966,278	42.1%		4,618,042,586
Passenger load factor (3)	72.6%	3.8	pp	68.8%	2.5	pp	66.3%
Cost per available seat mile (4)	11.16	(9.6%)		12.35	(2.2%)		12.63
Average price per gallon of fuel (5)	$2.16	9.1%		$1.98	43.5%		$1.38
Fuel gallons consumed(6)	149,383,949	5.8%		141,159,425	11.7%		126,344,270
Block hours (7)	556,635	20.0%		464,041	23.8%		374,749
Average length of aircraft flight (miles)	515	5.7%		487	10.7%		440
Average daily utilization of each aircraft (hours) (8)	10.35	(1.4%)		10.50	2.2%		10.27
Aircraft in service at end of period	171	20.4%		142	10.9%		128

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

Results of Operations

 2006 Compared to 2005

Operating revenue in 2006 increased by 26.3%, or $238.1 million, to $1.1 billion compared to $905.0 million in 2005. The increase was due primarily to fixed-fee revenue earned from twenty-nine 70-seat regional jets added to revenue service in 2006. Eighteen regional jets were added for US Airways, seven were added for Delta, and four were placed on short-term assignment in late 2006 with current partners and will begin service for Frontier in the spring of 2007. Other operating revenue increased $6.4 million due to a full year of sublease revenue on aircraft and payments from US Airways for the use of aircraft take-off and landing slots in 2006 which we began recording in September 2005.

Total operating expenses increased by 24.7%, or $184.2 million, to $ 930.5 million in 2006 compared to $746.3 million in 2005 due to the increase in flight operations. Total operating and interest expenses increased by 26.2%, or $211.9 million, to $1,021.6 million for 2006 compared to $809.8 million during 2005 due to the increase in flight operations. The cost per available seat mile on total operating and interest expenses, excluding fuel charges, decreased to 7.6¢ in 2006 compared to 8.1¢ in 2005. Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 22.0%, or $31.7 million, to $175.5 million for 2006 compared to $143.8 due primarily to a $25.3 million increase in flight crew and maintenance operations wage expenses to support the increase in 70-seat regional jet operations and a $8.7 million increase in related employee benefit costs resulting from the additional wage expense and stock compensation expense recognition of $1.3 million in 2006. These increases were partially offset by a $4.4 million decrease in the wage expense for Customer Service employees due to the elimination of ground handling operations for American in St. Louis in March 2006. The cost per available seat mile decreased to 1.9¢ for 2006 compared to 2.2¢ in 2005.

Aircraft fuel expense increased 16.7%, or $46.6 million, to $325.5 million for 2006 compared to $278.9 million for 2005 due to a 10% increase in the average fuel price per gallon and a 6% increase in gallons consumed. Beginning in May 2005, we no longer record fuel expense and the related revenue for US Airways operations because US Airways pays for fuel directly. The average price per gallon was $2.16 in 2006 and $1.97 in 2005.  The unit cost decreased to 3.6¢ in 2006 compared to 4.3¢ in 2005 due to the increase in the 70-seat US Airways operations, for which no fuel expense is recorded.

Landing fees increased by 38.2%, or $11.6 million, to $42.0 million in 2006 compared to $30.4 million in 2005. The increase is due to a 16% increase in departures and a 17% increase in the average landing weight resulting from the increase in 70-seat operations in 2006. Our fixed-fee agreements provide for a direct reimbursement of landing fees. The unit cost remained unchanged at 0.5¢.

Aircraft and engine rent increased by 21.9%, or $17.0 million, to $94.8 million in 2006 compared to $77.7 million in 2005 due to a $22.4 million increase in aircraft rents of 70-seat regional jets resulting from the additional leases of fifteen 70-seat regional jets in 2006, and is partially offset by the effect of buying out five 50-seat regional jets in the third quarter of 2006 and removing the final seven turboprop aircraft from lease in the fourth quarter of 2005. The unit cost decreased to 1.0¢ for 2006 compared to 1.2¢ for 2005.

Maintenance and repair expenses increased by 37.6%, or $28.7 million, to $105.2 million in 2006 compared to $76.5 million for 2005 due mainly to a $29.6 million increase in 70-seat regional jet maintenance expenses resulting from the increase in 70-seat operations in 2006. Additionally, maintenance expenses on our smaller jets (37-50 seats) increased $5.4 million over 2005 due mainly to contractual rate increases on certain of our engines under a long-term maintenance agreement, which are reimbursed as pass-through expenses. The increase in regional jet expenses was partially offset by a decrease of $6.4 million from 2005 turboprop maintenance expenses as a result of the removal of the turboprops. The unit cost remained unchanged at 1.2¢.

Insurance and taxes increased 9.5%, or $1.5 million, to $17.7 million in 2006 compared to $16.1 million in 2005. The increase in operations was mostly offset by a decline in the average insurance rates year over year and a $0.4 million decrease in aircraft property taxes. The unit cost decreased to 0.2¢ for 2006 compared to 0.3¢ in 2005.

Depreciation and amortization increased 42.2%, or $27.4 million, to $92.2 million in 2006 compared to $64.9 million in 2005 due mainly to $24.1 million of additional depreciation on regional jet aircraft due to the purchase of 16 regional jets in 2006 and the full year effect of 31 regional jet aircraft purchased in 2005. Additionally, amortization for takeoff and landing slots increased $2.8 million from 2005. The unit cost remained unchanged at 1.0¢.

Impairment loss and accrued return costs was a ($2.1) million benefit in 2006 compared to ($4.2) million benefit in 2005. The ($2.1) million in 2006 represent the gain on the disposition of Saab aircraft and spare parts. The ($4.2) million in 2005 was the reversal of the remaining balance of a reserve for the return of our Saab fleet of aircraft after an agreement to return all the Saab turboprop aircraft to lessors was executed and all liabilities were settled.

Other expenses increased 28.2%, or $17.5 million, to $79.7 million in 2006 from $62.2 million in 2005, due primarily to $22.5 million of increases in flight crew training and travel expenses, passenger catering costs, and administrative expenses to support the increased 70-seat regional jet operations, offset by a decrease of $6.3 million in payments made to American in 2005 related to operating 70-seat aircraft at Chautauqua. The unit cost remained unchanged at 0.9¢.

Interest expense increased 43.4% or $27.6 million, to $91.1 million in 2006 from $63.5 million in 2005 primarily due to interest on debt related to the financing of 16 regional jets during 2006 and the full year effect of 31 regional jet aircraft financed in 2005. The weighted average interest rate increased to 6.1% in 2006 from 5.6% in 2005. The unit cost remained unchanged at 1.0¢.

We incurred income tax expense of $51.9 million during 2006, compared to $39.5 million in 2005. The effective tax rates for 2006 and 2005 were 39.5% and 39.5%, respectively, which were higher than the statutory rate due to state income taxes and non-deductible meals and entertainment expense, primarily for our flight crews.

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

Liquidity and Capital Resources

Prior to June 2004, we had used internally generated funds and third-party financing to meet our working capital and capital expenditure requirements. In June 2004, we completed our initial public common stock offering, which provided approximately $58.2 million, net of offering expenses and before the repayment of debt. In addition, we completed follow-on offerings in February and July 2005, which provided approximately $186.8 million of proceeds, net of offering expenses. As a result of our code-share agreements with US Airways, Continental and Frontier, which require us to significantly increase our fleet of regional jets, we will significantly increase our cash requirements for debt service and lease payments.

As of December 31, 2006, we had $195.5 million in cash and $14.0 million available under our revolving credit facility. At December 31, 2006, we had working capital surplus of $60.1 million.

Chautauqua’s debt agreements with the bank were amended during 2006 to a Republic Airways Holdings Inc. consolidated agreement. The Company has a credit facility with Bank of America Business Capital which provides for a $25.0 million revolving credit facility. The revolving credit facility allows the Company to borrow up to 50% of the lower of net book value or appraised orderly liquidation value of spare rotable parts and up to 20% of the lower of net book value or appraised orderly liquidation value of spare non-rotable parts for our regional jet fleet. The revolving credit facility is collateralized by all of the Company’s assets, excluding the owned aircraft and engines. Borrowings under the credit facility bear interest at a rate equal to, at the Company’s option, LIBOR plus spreads ranging from 2.5% to 2.75% or the bank's base rate (which is generally equivalent to the prime rate) plus spreads ranging from 0.50% to 0.75%. The Company pays an annual commitment fee on the unused portion of the revolving credit facility in an amount equal to 0.375% of the unused amounts. The credit facility limits the Company’s ability to incur indebtedness or create or incur liens on our assets. In addition, the credit facility requires the Company to maintain a specified fixed charge coverage ratio and a debt to earnings leverage ratio. The Company was in compliance with both ratios at December 31, 2006. This credit facility expires May 31, 2007.

At December 31, 2006, the Company had $11.0 million of outstanding letters of credit.

During 2006, the Company acquired 11 aircraft through debt financing totaling $194.7 million. The debt was obtained from banks and the aircraft manufacturer for twelve to fifteen year terms at interest rates ranging from 4.75% to 7.523%. In addition, during 2006, the Company acquired five previously leased ERJ-145 aircraft from the lessors. Debt was obtained for $40.5 million from a third-party lender for a term of ten years at interest rates between 8.46% and 8.49%.

As of December 31, 2006, we leased nine spare regional jet engines from General Electric Capital Aviation Services, five spare regional jet engines from RRPF Engine Leasing (US) LLC and four regional jet engines from Miyabi Engine Leasing.

Net cash from operating activities was $116.8 million, $170.9 million and $229.1 million for the years ended December 31, 2004, 2005 and 2006, respectively. The increase from operating activities is primarily due to the continued growth of our business. For 2006, net cash from operating activities is primarily net income of $79.5 million, depreciation and amortization of $92.2 million, the change in deferred income taxes of $51.4 million, the increase in accrued liabilities of $16.8 million partially offset by decreases of $11.4 million in inventories. For 2005, net cash from operating activities is primarily net income of $60.7 million, depreciation and amortization of $68.0 million, the change in deferred income taxes of $37.6 million and the increase in accrued liabilities of $29.0 million. For 2004, net cash from operating activities is primarily net income of $38.9 million, depreciation and amortization of $37.1 million, the change in deferred income taxes of $24.0 million and the increase in accounts payable and other current liabilities of $13.3 million.

Net cash used by investing activities was $(102.4) million, $(175.2) million and $(114.5) million for the years ended December 31, 2004, 2005 and 2006, respectively. In 2006, we purchased 11 regional jets and five previously leased aircraft from the lessor. Net aircraft deposits increased $43.4 million in 2006. In 2005, we purchased 35 regional jets and paid $51.6 million for commuter slots. In 2004, we purchased 24 regional jets and our net aircraft deposits increased $38.8 million.

Net cash from or (used by) financing activities was $9.3 million, $120.1 million and $(81.1) million for the years ended December 31, 2004, 2005 and 2006, respectively. In 2006 we made debt payments of $79.9 million. In 2005 we completed two follow on public stock offering providing $186.8 million and made debt payments of $53.4 million. For 2004, we made debt payments and payments to the debt sinking fund of $26.9 million. Our net cash from financing activities included $58.2 million net cash received from our initial stock offering in June 2004. We used $20.4 million to repay WexAir LLC for indebtedness we originally incurred in May 1998 to finance a portion of our purchase of Chautauqua.

Delta, which represented 35% of our passenger revenues for the year ended December 31, 2006, is attempting to reorganize its respective businesses under Chapter 11 of the bankruptcy code. In 2006, Delta utilized our smaller aircraft at less than historical levels. On March 13, 2007, we and Delta amended out code-share agreements. The amendments, if approved, provide for early removal of all 15 ERJ-135 aircraft between September 2008 and April 2009 at a rate of 2 aircraft per month, and an approximate 3% reduction in the reimbursement rates on the Company's ERJ-145/170 aircraft for the remaining term of the agreements. In return for these amended terms, Delta has agreed that we will have a negotiated pre-petition claim in the amount of $91 million, and Delta will surrender all of its warrants on approximately 3.4 million shares of the Company's common stock.

       We currently anticipate that our available cash resources, cash generated from operations and anticipated third party funding arrangements will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Aircraft Leases and Other Off-Balance Sheet Arrangements

We have significant obligations for aircraft and engines that are classified as operating leases and, therefore, are not reflected as liabilities on our balance sheet. Aircraft leases expire between 2009 and 2022. As of December 31, 2006, our total mandatory payments under operating leases for aircraft aggregated approximately $1.1 billion and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $108.2 million. Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. The leases expire through 2016. As of December 31, 2006, our total mandatory payments under other non-cancelable operating leases aggregated approximately $104.3 million. Total minimum annual other rental payments for the next 12 months are approximately $10.1 million.

Purchase Commitments

The Company has reached an agreement with US Airways to acquire and operate thirty 86 seat ERJ-175 regional jets. As of December 31, 2006, the Company had firm orders to purchase 38 ERJ-170/175 regional jets. The current total list price of the 38 regional jets is $1.1 billion. During the year ended December 31, 2006, the Company made aircraft deposits in accordance with the aircraft commitments of $67.6 million. The Company also has a commitment to acquire seven spare aircraft engines with a current list price of approximately $30.5 million. These commitments are subject to customary closing conditions.

In July 2006, the Company announced that it had reached an agreement to operate forty-four 50-seat regional jets for Continental. Twenty of the aircraft are ERJ-145 regional jets that will transition from the Company’s US Airways operations. The Company has firm commitments to lease 24 CRJ-200 regional jets with lease terms from 24 to 36 months. As of December 31, 2006, the Company had taken delivery of 4 CRJ-200 regional jets. All 44 of the aircraft are expected to be placed into service for Continental between January and August 2007 and will be operated for terms that vary from two years to five years. Under certain conditions Continental may extend the term on the aircraft up to five additional years.

In January 2007, the Company and Frontier entered into an agreement, whereby, Republic will operate for Frontier seventeen, 76-seat Embraer 170 regional jets. Four of the seventeen aircraft are currently in the Republic fleet but not allocated to a code-share partner and the remaining 13 aircraft will be funded by delivery positions available from Embraer.

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

Our contractual obligations and commitments at December 31, 2006, include the following (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
Long-term debt (including interest)	$182,205	$541,721	$360,928	$1,191,647	$2,276,501
Operating leases	118,347	335,966	199,293	539,779	1,193,385
Aircraft under firm orders:
Lease Obligations for CRJ-200 Aircraft (20)	18,545	26,505	—	—	45,050
Debt or Lease Financed Aircraft under firm orders (38)	1,140,000	—	—	—	1,140,000
Engines under firm orders (7)	30,513	—	—	—	30,513

Total contractual cash obligations	$1,489,610	$904,192	$560,221	$1,731,426	$4,685,449

We have a long-term maintenance agreement with an avionics equipment manufacturer and maintenance provider that has a guaranteed minimum annual flight hour requirement. The minimum guaranteed amount based on our current operations is $4.4 million per year through December 2012 for the Embraer 145 family of regional jets and $5.1 million per year through December 2014 for the Embraer 170 regional jets. We did not record a liability for this guarantee because we did not believe that our aircraft will be utilized below the minimum flight hour requirement during the term of the agreement.

We have a long-term maintenance agreement with an aviation equipment manufacturer through April 2009. The agreement has a penalty payment provision if more than twenty percent of Chautauqua's aircraft are removed from service based on the annual flight activity prior to the date of removal. We did not record a liability for this penalty provision because we do not believe that more than twenty percent of their aircraft will be removed from service during the term of the agreement.

We have long-term maintenance agreements based upon flight activity with engine manufacturers and maintenance providers through October 2012 for the Embraer ERJ-145 family of regional jets and through December 2014 for the Embraer ERJ-170 regional jets.

We have a long-term maintenance agreement for wheels and brakes through June 2014. The agreement has an early termination penalty if Chautauqua removes the equipment from certain aircraft, sells or leases certain aircraft to a third party or terminates the services prior to expiration of agreement. The maximum penalty during the year subsequent to December 31, 2006 is $0.6 million and is reduced every two years thereafter. We did not record a liability for this penalty provision because we did not believe the contract would be terminated prior to the expiration date.

We have a long-term agreement to provide, manage and repair certain spare parts on our CRJ-200 regional jets through December 2009. The agreement has a guaranteed minimum annual flight hour requirement for certain periods of time during the agreement.

Total payments under these long-term maintenance agreements were $40.0 million, $53.6 and $56.1 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Our commercial commitments at December 31, 2006 include letters of credit totaling $11.0 million expiring within one year.

Cash payments for interest were approximately $87.3 million in 2006. Tax payments in 2006 were not significant and we are not expecting significant payments in 2007.

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

•
Revenue Recognition. Under our fixed-fee arrangements with American, Delta, US Airways, United, Continental and Frontier, the Company receives a fixed-fee, as well as reimbursement of specified costs on a gross basis with additional possible incentives from our partners for superior service. Revenues are recognized in the period the service is provided, and we perform an estimate of the profit component based upon the information available at the end of the accounting period. The reimbursement of specified costs, known as “pass-through costs”, may include aircraft ownership cost, passenger liability and hull insurance, aircraft property taxes, fuel, landing fees and catering. All revenue recognized under these contracts is presented at the gross amount billed for reimbursement pursuant to Emerging Issues Tax Force Issue (“EITF”) No. 99-19  Reporting Revenue Gross as a Principal versus Net as an Agent.

Under the Company’s code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs. In accordance with EITF No. 01-08, Determining Whether an Arrangement Contains a Lease, the Company has concluded that a component of its revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during fiscal 2006, 2005 and 2004 was $258.6 million, $189.8 million and $128.6 million, respectively, and has been included in passenger revenue on the Company’s consolidated statements of income.

•
Aircraft Leases. The Company has aircraft that are leased from third parties. In order to determine the proper classification of a lease as either an operating lease or a capital lease, the Company must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of the Company’s aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the term of the related leases. Additionally, operating leases are not reflected in the Company’s consolidated balance sheet and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in the Company’s consolidated balance sheet. The Company is responsible for all other maintenance costs of its aircraft and must meet specified return conditions upon lease expiration for both the airframes and engines. The Company is unable to estimate the liability for these return conditions as of December 31, 2006, because the leases expire beginning in 2009. The Company will record a liability for these return conditions once the liability is estimable.

•
Impairments to Long-Lived Assets. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. We review, at least annually, the estimated useful lives and salvage values for our owned aircraft and spare parts.

•
Aircraft Maintenance and Repair. We follow a method of expensing aircraft maintenance and repair costs. However, maintenance and repairs for engines and airframe components under power-by-the-hour contracts, such as engines, avionics, APUs, wheels and brakes, are accrued for as the aircraft are operated; therefore, amounts are expensed based upon actual hours or cycles flown.

•
Warrants. Warrants issued to non-employees are accounted for under SFAS No. 123(R), Share-Based Payments, and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, at fair value on the measurement date. Fair value for warrants issued to Delta, for which a measurement date has occurred, have been determined based upon the estimated fair value of the equity instrument issued rather than the consideration received because we believe it is more reliably measured. Various option pricing models are available; however, we have used a model that allows continuous compounding of dividends which begins three years after the grant date and the dilutive effects of our initial public offering and the follow-on offerings in 2005. Option pricing models require estimates of dividend yield, a risk free rate commensurate with the warrant term, stock volatility and the expected life of the warrant. Each of these variables has been determined based upon relevant industry market data, our strategic business plan and consultation with appropriate professionals experienced in valuing similar equity instruments.

•
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

•
Intangible Commuter Slots. The Company acquired commuter slots during 2005 at the New York-LaGuardia and Ronald Reagan Washington National airports from US Airways.  The licensing agreement with the Company and US Airways for the LaGuardia commuter slots expired on December 31, 2006, but we maintain a security interest in the LaGuardia slots if US Airways fails to perform under the current licensing agreement. The estimated useful lives of these commuter slots were determined based upon the period of time cash flows are expected to be generated by the commuter slots and by researching the estimated useful lives of commuter slots or similar intangibles by other airlines. In addition, an estimated residual value was determined using estimates of the expected fair value of the commuter slots at the end of the expected useful life. The residual value will be assessed annually for impairment. The estimated useful lives are also reviewed annually.

•
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

Quarterly Information (unaudited)

The following table sets forth summary quarterly financial information for the years ended December 31, 2005 and 2006.

	Quarters Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands, except net income per share)

2006
Operating revenues	$257,344	$284,313	$306,132	$295,289
Operating income	47,917	52,560	56,554	55,562
Net income	16,900	20,255	21,932	20,423
Net income per share:
Basic	$0.40	$0.48	$0.52	$0.48
Diluted	$0.39	$0.47	$0.50	$0.46
Weighted average number of shares outstanding:
Basic	41,836,296	41,941,377	42,205,300	42,606,404
Diluted	42,943,911	43,277,470	43,539,180	43,948,625

2005
Operating revenues	$209,759	$213,248	$230,238	$251,776
Operating income	36,540	34,969	37,425	49,785
Net income	14,825	13,396	13,971	18,462
Net income per share:
Basic	$0.50	$0.41	$0.36	$0.44
Diluted	$0.49	$0.40	$0.35	$0.43
Weighted average number of shares outstanding:
Basic	29,785,423	32,482,867	39,283,985	41,696,145
Diluted	30,538,283	33,341,317	40,149,831	42,916,233

New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, as a replacement of SFAS No. 123, Accounting for Stock-Based Compensation, and APB Opinion No. 25, Accounting for Stock Issued to Employees, was rescinded. This statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based upon the grant date fair value of the equity or liability issued. In addition, liability awards will be remeasured each reporting period and compensation costs will be recognized over the period that an employee provides service in exchange for the award. The Company adopted SFAS No. 123(R) in January 2006 and recorded, pre-tax, $1.3 million in stock-based employee compensation expense for the year ended December 31, 2006. At December 31, 2006 there was $2.0 million of unrecognized stock-base employee compensation expense associated with unvested stock options, and the weighted average remaining expense period is 1.2 years.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective beginning January 1, 2007. The cumulative effect of adopting FIN 48 will be recorded as a change to opening retained earnings in the first quarter of 2007. We are in the process of completing our assessment of the impact on our consolidated financial statements and estimate that the impact upon adoption will range from $2.0 to $2.5 million. At December 31, 2006, we had $1.2 million recorded for income tax contingencies for a probable loss for uncertain tax positions.

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, which clarifies the accounting methods that are acceptable for major maintenance expenses. We use the direct expense method, which is in accordance with this pronouncement.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The bulletin provides guidance on assessing materiality of the effects of prior year misstatements when quantifying current year misstatements. We have considered this bulletin and concluded that it did not have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have been and are subject to market risks, including commodity price risk (such as, to a limited extent, aircraft fuel prices) and interest rate risk.

Interest Rates

Our earnings can be affected by changes in interest rates due to the amounts of variable rate debt and the amount of cash and securities held. The interest rate applicable to variable rate debt may rise and increase the amount of interest expense. At December 31, 2006 all of our long-term debt was fixed rate debt and at December 31, 2005, 99.8% of our long term debt was at fixed rates. We anticipate that additional debt well be at fixed rates. However, we believe we could fund any interest rate increases on additional variable rate long-term debt with the increased amounts of interest income.

We currently intend to finance the acquisition of aircraft through the manufacturer, third-party leases or long-term borrowings. Changes in interest rates may impact the actual cost to us to acquire these aircraft. To the extent we place these aircraft in service under our code-share agreements our reimbursement rates may not be adjusted higher or lower to reflect any changes in our aircraft rental rates.

Beginning in April 2004, in anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, we entered into fourteen treasury lock agreements with notional amounts totaling $373.5 million and a weighted average interest rate of 4.47% with expiration dates through June 2005. Management designated the treasury lock agreements as cash flow hedges of forecasted transactions. The treasury lock agreements were settled at each respective settlement date, which were the purchase dates of the respective aircraft. We settled all of the agreements during 2004 and 2005 and the net amount paid was $7.5 million. Amounts paid or received on the settlement date are reclassified to interest expense over the term of the respective aircraft debt. During 2005 and 2006, we reclassified $286,000 and $299,000 to interest expense, respectively. The Company expects to reclassify $867,000 to interest expense for the year ended December 31, 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Republic Airways Holdings Inc.
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of Republic Airways Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006.  We also have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, substantially all revenues are derived from code-share agreements with US Airways, Inc., Delta Air Lines, Inc., AMR Corp., the parent of American Airlines, Inc. and United Air Lines, Inc.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standards, No. 123 (Revised 2004), Share-Based Payment, using the modified prospective transition method.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
March 13, 2007

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005
(In thousands, except share and per share amounts)

	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$195,528	$162,005
Receivables—net of allowance for doubtful accounts of $340 and $343, respectively	19,639	16,701
Inventories—net	31,821	18,756
Prepaid expenses and other current assets	11,411	13,841
Restricted cash	1,238	1,218
Deferred income taxes	3,467	3,656

Total current assets	263,104	216,177
Aircraft and other equipment—net	1,889,717	1,662,236
Intangible and other assets	192,285	144,199
Goodwill	13,335	13,335

Total	$2,358,441	$2,035,947

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$86,688	$73,935
Accounts payable	23,899	13,353
Accrued liabilities	92,458	71,648

Total current liabilities	203,045	158,936
Long-term debt—less current portion	1,482,115	1,339,505
Deferred credits and other non current liabilities	23,566	23,137
Deferred income taxes	140,886	89,671

Total liabilities	1,849,612	1,611,249
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; one vote per share; 75,000,000 shares authorized; 42,708,743 and 41,787,685 shares issued and outstanding, respectively	43	42
Additional paid-in capital	281,826	277,505
Warrants	8,574	8,574
Accumulated other comprehensive loss	(3,877)	(4,176)
Accumulated earnings	222,263	142,753

Total stockholders' equity	508,829	424,698

Total	$2,358,441	$2,035,947

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(In thousands, except per share amounts)

	2006	2005	2004
OPERATING REVENUES:
Passenger	$1,118,226	$883,906	$637,389
Charter and ground handling	8,932	11,611	8,682
Other	15,920	9,504	253

Total operating revenues	1,143,078	905,021	646,324
OPERATING EXPENSES:
Wages and benefits	175,483	143,826	112,305
Aircraft fuel	325,500	278,923	174,208
Passenger fees and commissions	—	—	2,939
Landing fees	41,993	30,376	24,201
Aircraft and engine rent	94,773	77,725	74,514
Maintenance and repair	105,198	76,481	70,290
Insurance and taxes	17,652	16,117	13,186
Depreciation and amortization	92,228	64,877	34,412
Impairment loss and accrued aircraft return costs (credits)	(2,050)	(4,218)	1,441
Other	79,708	62,195	47,483

Total operating expenses	930,485	746,302	554,979

OPERATING INCOME	212,593	158,719	91,345

OTHER INCOME (EXPENSE):
Interest expense:
Non-related party	(91,128)	(63,503)	(27,812)
Related party	—	(43)	(652)
Interest and other income	9,944	5,002	518

Total other income (expense)	(81,184)	(58,544)	(27,946)

INCOME BEFORE INCOME TAXES	131,409	100,175	63,399
INCOME TAX EXPENSE	51,899	39,521	24,547

Net income	$79,510	$60,654	$38,852

Basic net income per common share	$1.89	$1.69	$1.66

Diluted net income per common share	$1.82	$1.66	$1.62

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(In thousands)

	Other Comprehensive Income (Loss)	Common Stock	Additional Paid-In Capital	Warrants	Accumulated Other Comprehensive Loss	Accumulated Earnings	Total
Balance at January 1, 2004		$20	$23,072	$5,067		$44,247	$72,406
Stock compensation expense			214				214
Common stock offering, net		5	58,167				58,172
Exercise of employee stock options, including excess tax benefit		1	1,717				1,718
Warrants issued				10,263			10,263
Warrants surrendered				(6,756)			(6,756)
Capital contribution			3,950				3,950
Net income	$38,852					38,852	38,852
Unrealized losses on derivative instruments, net of tax	(4,168)				(4,168)		(4,168)
Comprehensive income	$34,684
Balance at December 31, 2004		26	87,120	8,574	(4,168)	83,099	174,651
Stock compensation expense			125				125
Common stock offerings, net		16	186,749				186,765
Exercise of employee stock options, including excess tax benefit			3,111				3,111
Capital contribution			400				400
Distribution to WexAir LLC for Shuttle America merger						(1,000)	(1,000)
Net income	$60,654					60,654	60,654
Unrealized losses on derivative instruments, net of tax	(8)				(8)		(8)
Comprehensive income	$60,646
Balance at December 31, 2005		42	277,505	8,574	(4,176)	142,753	424,698

Stock compensation expense			1,297				1,297
Exercise of employee stock options		1	3,024				3,025
Net income	$79,510					79,510	79,510
Reclassification adjustment for net realized losses on derivative instruments, included in net income, net of tax	299				299		299
Comprehensive income	$79,809
Balance at December 31, 2006		$43	$281,826	$8,574	$(3,877)	$222,263	$508,829

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands)

	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$79,510	$60,654	$38,852
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	92,228	64,877	34,412
Debt issue costs and other amortization	4,551	2,776	1,928
Warrant amortization	565	372	800
Loss (gain) on aircraft and other equipment disposals	(118)	(276)	1,151
Impairment loss and accrued aircraft return costs (credits)	(2,050)	(4,218)	1,441
Amortization of deferred credits	(1,438)	(1,346)	(1,285)
Stock compensation expense	1,297	125	214
Deferred income taxes	51,404	37,606	24,027
Changes in certain assets and liabilities:
Receivables	(2,939)	(10,323)	10,480
Inventories	(11,448)	1,276	(2,683)
Prepaid expenses and other current assets	1,474	(4,907)	(1,022)
Accounts payable	10,546	1,152	1,963
Accrued and other liabilities	16,826	28,980	11,370
Other assets	(11,261)	(5,869)	(4,821)

Net cash from operating activities	229,147	170,879	116,827

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(89,255)	(126,928)	(64,361)
Purchase of commuter slots	—	(51,640)	—
Proceeds from sale of aircraft equipment	18,180	2,479	699
Aircraft deposits and other	(67,563)	(37,206)	(79,244)
Aircraft deposits returned	24,148	38,158	40,480
Change in restricted cash	(20)	(15)	2

Net cash from investing activities	(114,510)	(175,152)	(102,424)

FINANCING ACTIVITIES:
Payments on short/long-term debt	(79,900)	(53,363)	(26,947)
Proceeds from short/long-term debt	—	—	3,213
Repayment of subordinated notes payable to affiliate (Wexford)	—	(1,250)	(43,672)
Proceeds from capital contribution (Wexford)	—	400	3,950
Proceeds from subordinated notes payable from affiliate (Wexford)	—	250	20,390
Proceeds from common stock offerings, net	—	186,765	58,172
Payments on settlement of treasury locks	—	(4,694)	(3,562)
Proceeds on settlement of treasury locks	—	192	593
Proceeds from exercise of stock options	3,025	1,189	978
Debt issue costs	(4,239)	(9,431)	(3,835)
Other	—	—	2

Net cash from financing activities	(81,114)	120,058	9,282

Net changes in cash and cash equivalents	33,523	115,785	23,685
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	162,005	46,220	22,535

CASH AND CASH EQUIVALENTS AT END OF YEAR	$195,528	$162,005	$46,220

 See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, and 2004
(Dollars in thousands, except share and per share amounts)

1. ORGANIZATION & BUSINESS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Republic Airways Holdings Inc., a Delaware Corporation, and its wholly-owned operating subsidiaries (collectively “Republic” or the “Company”), Chautauqua Airlines, Inc. (“Chautauqua”), an Indiana Corporation and certified air carrier; Shuttle America Corporation (“Shuttle America”), an Indiana Corporation and certified air carrier; and  Republic Airline Inc. (“Republic Airline”) an Indiana Corporation and certified air carrier.

Effective May 6, 2005, the Company entered into a stock purchase agreement (the “Agreement”) with Shuttle America and Shuttle Acquisition LLC (“Shuttle LLC”), pursuant to which the Company acquired all of the issued and outstanding common stock of Shuttle America from Shuttle LLC. Consideration paid was a promissory note in the aggregate principal amount of $1,000 payable by Republic to Shuttle LLC and the assumption of certain debt of Shuttle America totaling approximately $679. Because Republic and Shuttle America were commonly controlled by Wexford Capital LLC (“Wexford”), the acquisition was accounted for in a manner similar to a pooling of interests.

The Company operates as an air carrier providing scheduled passenger and air freight service as US Airways Express, AmericanConnection, Delta Connection and United Express under code-share agreements with US Airways, Inc. ("US Airways"), AMR Corporation ("American"), Delta Air Lines, Inc. ("Delta") and United Air Lines, Inc. (“United”), respectively. The Company has code-share agreements with US Airways offering passenger and air freight service from US Airways' hub and focus airports in Philadelphia and Pittsburgh, Pennsylvania, Indianapolis, Indiana, Boston, Massachusetts, New York, New York (LaGuardia) and Washington, D.C. Under the code-share agreement with American, the Company offers passenger and air freight service from American's hub airport in St. Louis, Missouri. The code-share agreements with Delta offer passenger and air freight service from Delta's hub and focus airports in Atlanta, Georgia, Columbus, Ohio and Cincinnati, Ohio. Under the code-share agreements with United, the Company offers passengers and air freight service from United’s hub airports in Chicago, Illinois and Washington D.C, (Dulles and National).

The code-share agreements with US Airways for the ERJ-145, ERJ-170 and ERJ-175 regional jets terminate in March 2013, September 2015, and July 2020, respectively; however, under certain conditions, US Airways may terminate the code-share agreements at any time for cause upon not less than 90 days notice and subject to the Company’s right to cure.

The term of the American code-share agreement continues until February 1, 2013. American may reduce the term by one year each time that the Company fails to achieve an agreed performance level. American may only exercise this right three times during the term of the code-share agreement. Under certain circumstances, the agreement may be subject to termination for cause prior to that date.

The code-share agreements with Delta for the ERJ-135/145 and ERJ-170 regional jets terminate in May 2016 and January 2019, respectively. Delta may terminate the code-share agreements at any time, with or without cause, if it provides 180 days written notice, provided that such notice shall not be given prior to 2009 for the ERJ-135/145 regional jet agreement and 2013 for the ERJ-170 regional jet agreement.

The United code-share agreements terminate on June 30, 2014 and June 30, 2015, respectively, for the ERJ-145 and ERJ-170 regional jets. United has the option of extending the agreements for five years or less; however, the ERJ-145 code-share agreement may be terminated by United upon 18 months prior written notice provided that such notice shall not be delivered prior to December 31, 2008. In addition, under certain conditions, United may terminate the code-share agreements.

The code-share agreements provide the Company with a nonexclusive license to the code-share partners' trademarks, as well as general air carrier support services, and contain provisions relating to the size and use of aircraft, insurance and service requirements. The code-share partners are required to provide reservation systems, and under certain code-share agreements, the partners may provide ground handling and other services to the Company. The Company may receive operating performance incentives from the code-share partners based on several metrics of customer service. The Company may also be liable to the code-share partners for operating performance penalties if customer service metrics are less than specified minimum levels.

The following sets forth code-share partners’ passenger revenue and accounts receivable as a percentage of total passenger revenue and net receivables:

Passenger revenues for the years ended:	Delta	United	US Airways	American

December 31, 2006	35%	30%	24%	11%
December 31, 2005	34	32	21	13
December 31, 2004	36	10	38	16

Receivables as of:
December 31, 2006	4	19	31	16
December 31, 2005	9	32	13	17

For the years ended December 31, 2006, 2005 and 2004, substantially all of the Company's revenue is derived from agreements with its code-share partners. Termination of any of these code-share agreements could have a material adverse effect on the Company's financial position, results of operations and cash flows.

On September 12, 2004, US Airways filed a petition for Chapter 11 bankruptcy protection. Unpaid amounts related to pre-petition claims were approximately $3,200, which were written off as of September 30, 2005. We have been paid for all amounts due post-petition in accordance with our code-share agreement. In October 2005, US Airways emerged from bankruptcy, and we received 13,272 shares of US Airways common stock for our pre-petition claims during 2005 and 2006. During 2006, we sold 12,338 shares for a gain of $588. The value of the remaining 934 shares at December 31, 2006 was $50.

Delta is attempting to reorganize its respective businesses under Chapter 11 of the bankruptcy code. Delta has begun to utilize our smaller aircraft at less than historical levels, and contingency plans are being developed to address potential outcomes of the Delta bankruptcy proceedings. On March 13, 2007, we and Delta amended out code-share agreements. The amendments, if approved, provide for early removal of all 15 ERJ-135 aircraft between September 2008 and April 2009 at a rate of 2 aircraft per month, and an approximate 3% reduction in the reimbursement rates on the Company's ERJ-145/170 aircraft for the remaining term of the agreements. In return for these amended terms, Delta has agreed that we will have a negotiated pre-petition claim in the amount of $91 million, and Delta, will surrender all of its warrants on approximately 3.4 million shares of the Company's common stock.

In July 2006, the Company entered into a code-share agreement with Continental Airlines, Inc. (‘Continental”). The Company began flying for Continental in January 2007. (See Note 7.)

On January 11, 2007, we entered into an air services agreement with Frontier. Under the agreement, we will provide and operate seventeen 76-seat Embraer 170 regional jets for Frontier beginning in March 2007.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Chautauqua, Shuttle America and Republic Airline. All significant intercompany accounts and transactions are eliminated in consolidation.

Risk Management—The Company accounts for derivatives in accordance with Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted.

Beginning in April 2004, in anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, the Company entered into fourteen treasury lock agreements with notional amounts totaling $373,500 and a weighted average interest rate of 4.47% with expiration dates through June 2005. Management designated the treasury lock agreements as cash flow hedges of forecasted transactions. The treasury lock agreements were settled at each respective settlement date, which were the purchase dates of the respective aircraft. The Company settled all of the agreements during 2004 and 2005 and the net amount paid was $7,472, and was recorded in accumulated other comprehensive loss, net of tax. Amounts paid or received on the settlement date are reclassified to interest expense over the term of the respective aircraft debt. During 2004, 2005 and 2006, the Company reclassified $21, $286 and $299 to interest expense, respectively. The Company expects to reclassify $867 to interest expense for the year ending December 31, 2007.

Cash and Cash Equivalents—Cash equivalents consist of money market funds and short-term, highly liquid investments with maturities of three months or less when purchased. Substantially all of our cash is on hand with one bank.

 Supplemental Cash Flow Information:

	Years Ended December 31,
	2006	2005	2004
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest—net of amount capitalized	$87,254	$64,763	$27,073
Income taxes paid — net of refunds	518	1,212	380
NON-CASH TRANSACTIONS:
Parts, training and lease credits received from aircraft manufacturer	(7,860)	(26,381)	662
Receipt of US Airways stock	50	248	—
Conversion of accrued interest to subordinated note payable to affiliate	—	43	107
Aircraft, inventories, and other equipment purchased through direct financing arrangements	235,260	616,010	411,631
Engine received and to be financed	3,464	—	—
Refinancing of aircraft	147,792	240,235	83,371
Warrants issued	—	—	10,263
Warrants surrendered	—	—	(6,756)
Fair value of interest rate hedge	—	4,012	(4,012)
Excess tax benefit for stock options exercised	—	1,922	739

Inventories consist primarily of spare parts and supplies, which are charged to expense as they are used in operations. Inventories are valued at average cost. An allowance for obsolescence is provided to reduce inventory to estimated net realizable value. As of December 31, 2006 and 2005 this reserve was $1,004 and $340, respectively.

Aircraft and Other Equipment is carried at cost. Incentives received from the aircraft manufacturer are recorded as reductions to the cost of the aircraft. Depreciation for aircraft is computed on a straight-line basis to an estimated salvage value over 16.5 years, the estimated useful life of the regional jet aircraft. Depreciation for other equipment, including rotable parts, is computed on a straight-line basis over 3 to 10 years, the estimated useful lives of the other equipment. Leasehold improvements are amortized over the expected life or lease term, whichever is less. Interest related to deposits on aircraft on firm order from the manufacturer is capitalized. The Company capitalized approximately $2,021, $1,904, and $1,692 of interest for the years ended December 31, 2006, 2005 and 2004, respectively.

Restricted Cash consists of restricted amounts for satisfying debt and lease payments due within the next twelve month period.

Debt Issue Costs are capitalized and included in intangible and other assets and are amortized, using the effective interest method, to interest expense over the term of the related debt. Debt issue costs, net of accumulated amortization, of $17,560 and $15,779 are included in intangible and other assets in the consolidated balance sheets as of December 31, 2006 and 2005, respectively.

Goodwill and Intangible Assets are accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. Management reviewed the carrying value of goodwill and concluded that no asset impairment existed as of December 31, 2006. Intangible assets that have finite useful lives are amortized over their useful lives to an estimated residual value and reviewed for impairment at each reporting date. At December 31, 2006 the remaining amortization period for the Ronald Reagan Washington National Airport commuter slots is 24 years. Estimated amortization expense will approximate $390 per year.

Long-Lived Assets—Management reviews long-lived assets for possible impairment, if there is a significant event that detrimentally affects operations. The primary financial indicator used by the Company to assess the recoverability of its long-lived assets held and used is undiscounted future cash flows from operations. The amount of impairment if any, is measured based on estimated fair value or projected future cash flows using a discount rate reflecting the Company's average cost of funds. Based on projected future cash flows, management has concluded that no asset impairment existed as of December 31, 2006.

Deferred Credits consist of credits for parts and training from the aircraft and engine manufacturers and deferred gains from the sale and leaseback of aircraft and spare jet engines. Deferred credits are amortized on a straight-line basis as a reduction of aircraft or engine rent expense over the term of the respective leases.

Comprehensive Income—The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company had accumulated other comprehensive loss relating to treasury lock agreements of $3,877, $4,176 and $4,168, net of tax, at December 31, 2006, 2005 and 2004, respectively.

Income Taxes—The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts for existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in future years in which those temporary differences are expected to be recovered or settled. The measurement of deferred tax assets is adjusted by a valuation allowance, if necessary, to recognize the future tax benefits to the extent, based on available evidence; it is more likely than not they will be realized.

 Aircraft Maintenance and Repair is charged to expense as incurred under the direct expense method. Engines and certain airframe component overhaul and repair costs are subject to power-by-the-hour contracts with external vendors and are accrued as the aircraft are flown.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Under the code-share agreements, the Company estimates operating costs for certain “pass through” costs and records revenue based on these estimates. Actual results could differ from those estimates.

Revenue Recognition—Passenger revenues, charter revenues and ground handling revenues are recognized in the period the services are provided.  Under our fixed-fee arrangements with American, Delta, US Airways, United, Continental and Frontier, the Company receives a fixed-fee, as well as reimbursement of specified costs on a gross basis with additional possible incentives from our partners for superior service. Passenger revenues are recognized in the period the service is provided, and we perform an estimate of the profit component based upon the information available at the end of the accounting period. The reimbursement of specified costs, known as “pass-through costs”, may include aircraft ownership cost, passenger liability and hull insurance, aircraft property taxes, fuel, landing fees and catering. All revenue recognized under these contracts is presented at the gross amount billed for reimbursement pursuant to Emerging Issues Tax Force Issue (“EITF”) No. 99-19  Reporting Revenue Gross as a Principal versus Net as an Agent.

Under the Company’s code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs. In accordance with EITF No. 01-08, Determining Whether an Arrangement Contains a Lease, the Company has concluded that a component of its revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during fiscal 2006, 2005 and 2004 was $258,600, $189,800 and $128,600, respectively, and has been included in passenger revenue on the Company’s consolidated statements of income.

The Company recognizes lease revenue for sub-leases for five ERJ-145 aircraft leased to an airline in Mexico under operating leases which expire in 2013 and 2015. In addition, the Company recognizes license revenue from US Airways for commuter slots that were purchased by the Company in 2005 and were utilized by US Airways through 2006 for the New-York LaGuardia commuter slots, and through 2016 for the Ronald Reagan Washington National commuter slots. Revenues from sub-leases and the commuter slots are recognized when earned and included in other operating revenue.

Warrants—Warrants issued to non-employees and code-share partners are accounted for under SFAS No. 123(R), Share-Based Payment, and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, at fair value on the measurement date as deferred charges and credits to stockholders’ equity. Warrants surrendered in a non-monetary transaction are recorded at fair value on the measurement date as reductions to deferred warrant charges and stockholders’ equity. The deferred charges for warrants are amortized as a reduction of passenger revenue over the terms of the code-share agreements.

Stock Compensation—The Company maintains stock-based compensation plans which allow for the issuance of nonqualified stock options to officers, other key employees of the Company, and to members of the Board of Directors. Prior to 2006, the Company accounted for the stock option plans under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, whereby, stock options granted that had an exercise price below the market value were recorded as stock compensation expense. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)). This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS No. 123(R). SFAS No. 123(R) also requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation for the years ended December 2005 and 2004.

	For the years ended December 31,
	2005	2004
Net income, as reported	$60,654	$38,852
Add: Stock-based employee compensation expense determined under the intrinsic value based method, net of tax of $50 and $85, respectively	75	129
Deduct: Stock-based employee compensation expense determined under the fair value based method, net of tax of $997 and $218, respectively	(1,496)	(327)

Pro forma net income	$59,233	$38,654
Pro forma net income per share:
Basic	$1.65	$1.66
Diluted	$1.62	$1.62

Net Income per Common Share is based on the weighted average number of shares outstanding during the period.

The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations:

	For the Years Ended December 31,
	2006	2005	2004
Weighted-average common shares outstanding for basic net income per common share	42,149,668	35,854,249	23,349,613
Effect of dilutive employee stock options and warrants	1,466,278	694,091	557,150

Adjusted weighted-average common shares outstanding and assumed conversions for diluted net income per common share	43,615,946	36,548,340	23,906,763

Employee stock options and warrants of 2,927,400 are not included in the calculation of diluted net income per common share due to their anti-dilutive impact for the year ended December 31, 2004. For the years ended December 31, 2005 and 2006, all of the employee stock options and warrants were included in the calculation of the dilutive net income per common share.

Segment Information—The Company has one reportable operating segment for the scheduled transportation of passengers and air freight under code-share agreements. The Company’s charter service, slot leasing and aircraft leasing revenues are not considered material.

New Accounting Standards—In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in our consolidated financial statements, the financial effects of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective beginning January 1, 2007. The cumulative effect of adopting FIN 48 will be recorded as a change to opening retained earnings in the first quarter of 2007. We are in the process of completing our assessment of the impact on our consolidated financial statements and estimate that the impact upon adoption will range from $2,000 to $2,500. At December 31, 2006, we had $1,200 recorded for income tax contingencies for a probable loss for uncertain tax positions.

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, which clarifies the accounting methods that are acceptable for major maintenance expenses. The Company uses the direct expense method, which is in accordance with this pronouncement.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. The Company has not yet completed its assessment of the impact of this statement on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The bulletin provides guidance on assessing materiality of the effects of prior year misstatements when quantifying current year misstatements. The Company has considered this bulletin and concluded that it did not have a material impact on its consolidated financial statements.

3. AIRCRAFT AND OTHER EQUIPMENT

At December 31, 2006, the Company had a total fleet of 180 regional jets, including sixty-eight 50-seat ERJ-145 aircraft, fifteen 44-seat ERJ-140 aircraft, seventeen 37-seat ERJ-135 aircraft, seventy-six 70-seat ERJ-170 aircraft, and four CRJ-200 aircraft. The Company owns 30 ERJ-145 aircraft, 11 ERJ-140 aircraft, 15 ERJ-135 aircraft, 56 ERJ-170 aircraft, and leases the other aircraft under operating lease agreements (see Note 7).

Aircraft and other equipment, excluding aircraft and other equipment held for sale, consist of the following as of December 31:

	2006	2005
Aircraft	$1,994,907	$1,702,611
Flight equipment	87,625	69,635
Furniture and equipment	5,718	4,729
Leasehold improvements	11,115	9,126

Total aircraft and other equipment	2,099,365	1,786,101
Less accumulated depreciation and amortization	(209,648)	(123,865)

Aircraft and other equipment—net	$1,889,717	$1,662,236

Aircraft, other equipment and slot depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $92,228, $64,877, and $34,412, respectively.

4. INTANGIBLE AND OTHER ASSETS

Intangible and other assets consist of the following as of December 31:

	2006	2005
Prepaid aircraft rent	$29,062	$23,708
Aircraft deposits	71,571	25,655
Deferred warrant charge, net (see Note 10)	6,470	7,035
Debt issue costs, net	17,560	15,779
Commuter slots, net	47,052	50,722
Other	20,570	21,300

	$192,285	$144,199

The Company purchased commuter slots at Ronald Reagan Washington National Airport (“Washington”) and New York LaGuardia Airport (“LaGuardia”) in 2005 from US Airways. The licensing agreement with the Company and US Airways for the LaGuardia commuter slots expired on December 31, 2006, but we maintain a security interest in the LaGuardia slots if US Airways fails to perform under the current licensing agreement. The LaGuardia commuter slots were amortized over a 15 month life ending December 31, 2006, and the Washington commuter slots are amortized on a straight line basis over a 25 year expected life to an estimated residual value. Amortization began in September 2005 and was approximately $918 in 2005 and $3,671 in 2006. The Company assigned the right of use for these commuter slots to US Airways which will continue to be operated by US Airways Express carriers until the expiration or termination of the amended and restated Chautauqua Jet Service Agreement (“JSA”) dated as of April 26, 2005 between US Airways and Chautauqua or the Republic JSA, whichever is later, at an agreed rate. Prior to the expiration of the agreement to license the commuter slots, US Airways has the right to repurchase all, but not less than all, of the Washington commuter slots at a predetermined price.

5. ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31:

	2006	2005
Accrued wages, benefits and related taxes	$13,966	$13,724
Accrued maintenance	23,366	10,709
Accrued property taxes	3,459	2,976
Accrued interest payable	13,484	11,854
Accrued liabilities to code-share partners	13,935	14,866
Accrued aircraft rent	7,984	—
Other	16,264	17,519

Total accrued liabilities	$92,458	$71,648

6. DEBT

 Debt consists of the following as of December 31:

	2006	2005
Revolving credit facility with Bank of America Business Capital (the “Bank”), maximum of $25,000 available (including outstanding letters of credit), subject to 50% of the net book value of spare rotable parts and 20% of the net bookvalue of spare non-rotable parts and inventory. Interest is payable monthly at the bank’s LIBOR rate plus spreads ranging from 2.50% to 2.75% or the Bank’s base rate (which is generally equivalent to the prime rate) plus spreads ranging from 0.50% to 0.75%. Fees are payable at 0.375% on the unused revolver amount. The credit facility expires on May 31, 2007 and is collateralized by all the Company’s assets, excluding the owned aircraft and engines.
	$—	$—
Term loans with the Bank, repaid in 2006.	—	2,624
Promissory notes with various banks and aircraft manufacturer, collateralized by aircraft, bearing interest at fixed rates ranging from 4.01% to 8.49% with semi-annual principal and interest payments of $91,565 through 2021.	1,568,803	1,410,700
Other	—	116
Total	1,568,803	1,413,440

Current portion (including Bank term loan)	86,688	73,935

Debt and notes payable—less current portion	$1,482,115	$1,339,505

Chautauqua’s debt agreements with the Bank were amended during 2006 to a Republic Airways Holdings Inc. consolidated agreement. The Company’s debt agreements with the Bank contain restrictive covenants that require, among other things, that the Company maintain a certain fixed charge coverage ratio and a debt to earnings leverage ratio. The Company was in compliance with both ratios at December 31, 2006. The Company has outstanding letters of credit totaling $10,957 and $7,462 as of December 31, 2006 and 2005, respectively. The American code-share agreement requires a debt sinking fund for the Company’s required semi-annual payments.

 Future maturities of debt are payable as follows for the years ending December 31:

2007	$86,688
2008	91,144
2009	96,451
2010	102,441
2011	108,815
Thereafter	1,083,264

Total	$1,568,803

During the year ended December 31, 2006, the Company acquired 11 aircraft through debt financing totaling approximately $194,700. The debt was obtained from banks and the aircraft manufacturer for twelve to fifteen year terms at interest rates ranging from 4.75% to 7.52%. In addition, during 2006, the Company acquired five previously leased ERJ-145 aircraft from the lessors. Debt was obtained for approximately $40,500 from a third party lender for a term of ten years at interest rates between 8.46% and 8.49%.

7. COMMITMENTS

As of December 31, 2006, the Company leases 68 regional jets and 18 spare regional jet engines with varying terms extending through 2023 and terminal space, operating facilities and office equipment with terms extending through 2016 under operating leases. The components of rent expense for the years ended December 31 are as follows:

	2006	2005	2004
Aircraft and engine rent	$94,773	$77,725	$74,514
Other	5,315	4,225	3,320

Total rent expense	$100,088	$81,950	$77,834

The Company has long-term maintenance agreements with an avionics equipment manufacturer and maintenance provider that has a guaranteed minimum annual flight hour requirement. The minimum guaranteed amount based on the Company's current operations is $4,384 per year through December 2014 for the ERJ-145 family of regional jets and $5,130 per year through December 2014 for the ERJ-170 regional jets. The Company did not record a liability for this guarantee because the Company does not believe that any aircraft will be utilized below the minimum flight hour requirement during the term of the agreement.

The Company has a long-term maintenance agreement with an aviation equipment manufacturer through April 2009. The agreement has a penalty payment provision if more than twenty percent of the Company's aircraft are removed from service based on the annual flight activity prior to the date of removal. The Company did not record a liability for this penalty provision because the Company does not believe that more than twenty percent of their aircraft will be removed from service during the term of the agreement.

The Company has long-term maintenance agreements based upon flight activity with engine manufacturers and maintenance providers through October 2012 for the ERJ-145 family of regional jets and through December 2014 for the ERJ-170 regional jets.

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

The Company has a long-term agreement to provide, manage and repair certain airframe components and spare parts on the CRJ-200 regional jets through December 2009.

Total payments under these long-term maintenance agreements were $56,070, $53,647, and $39,982 for the years ended December 31, 2006, 2005 and 2004, respectively.

As part of the Company's lease agreements, the Company typically indemnifies the lessor of the respective aircraft against liabilities that may arise due to changes in benefits from tax ownership or tax laws of the respective leased aircraft. The Company has not recorded a liability for these indemnifications because they are not estimable. The Company is responsible for all other maintenance costs of its aircraft and must meet specified return conditions upon lease expiration for both the airframes and engines. The Company is unable to estimate the liability for these return conditions as of December 31, 2006, because the leases expire beginning in 2009. The Company will record a liability for these return conditions once the liability is estimable.

Future minimum payments under non-cancelable operating leases are as follows for the years ending December 31:

	Regional Jet Aircraft	Other	Total
2007	$108,226	$10,121	$118,347
2008	107,220	9,752	116,972
2009	101,407	9,273	110,680
2010	99,463	8,851	108,314
2011	92,164	8,825	100,989
Thereafter	580,602	57,481	638,083

Total	$1,089,082	$104,303	$1,193,385

The Company has reached an agreement with US Airways to acquire and operate an additional 30 ERJ-175 regional jets. As of December 31, 2006, the Company had firm orders to purchase 38 ERJ-170/175 regional jets all of which are currently allocated to code-share agreements. The current total list price of the 38 regional jets is $1,140,000. The Company has commitments to obtain financing for all of these aircraft. During the year ended December 31, 2006, the Company made aircraft deposits in accordance with the aircraft commitments of $67,600. Aircraft deposits are included in intangible and other assets. The Company also has a commitment to acquire seven spare aircraft engines with a current list price of approximately $30,500. These commitments are subject to customary closing conditions.

In July 2006, the Company announced that it had reached an agreement to operate forty-four 50-seat regional jets for Continental. Twenty of the aircraft are ERJ-145 regional jets that will transition from the Company’s US Airways operations. The Company has firm commitments to lease 24 CRJ-200 regional jets with lease terms from 24 to 36 months. As of December 31, 2006, the Company had taken delivery of 4 CRJ-200 regional jets. All 44 of the aircraft are expected to be placed into service for Continental between January and August 2007 and will be operated for terms that vary from two years to five years. Under certain conditions Continental may extend the term on the aircraft up to five additional years.

In January 2007, the Company and Frontier entered into an agreement, whereby Republic will operate for Frontier seventeen, 76-seat Embraer 170 regional jets. Four of the seventeen regional jets are currently in the Republic fleet but not allocated to a code-share partner and the remaining 13 aircraft will be funded by delivery positions available from Embraer.

The Company’s firm orders and options with an aircraft manufacturer are shown below as of December 31, 2006:

	Commitments as of December 31, 2006
	Firm	Options	Total
Aircraft Orders with Aircraft Manufacturer:
ERJ-170/175	38	79	117

8. CONTINGENCIES

The Company is subject to certain legal and administrative actions which management considers routine to their business activities. As of December 31, 2006, management believes, after consultation with legal counsel, the ultimate outcome of any pending legal matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

Under the American code-share agreement, the Company is subject to American’s scope restrictions. The Company paid American $6,466 in 2005 for operating ERJ-170 aircraft for United at Chautauqua in violation of the scope restrictions of the American code-share agreement. These payments terminated in September 2005 when the ERJ-170 aircraft were no longer operated by Chautauqua.

American may terminate the code-share agreement without cause upon 180 days notice, provided that such notice may not be given prior to September 30, 2008. If American exercises this right, it is required to reimburse us for certain costs and the Company and American have certain "put" and "call" rights with respect to the aircraft we operate for them.

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

United has a call option to assume our ownership or leasehold interest in certain aircraft if we wrongfully terminate the code-share agreements or if United terminates the agreements for our breach of certain reasons.

As of December 31, 2006, approximately 76% of the Company's workforce is employed under union contracts. The union contract for Customer Service is currently amendable. In addition, the union contracts for pilots and dispatchers are amendable in 2007.

 9. RELATED PARTY TRANSACTIONS

Fees are paid to Wexford Capital LLC (“Wexford Capital”) for administrative functions not performed by the Company. Fees incurred were approximately $324, $1,065, and $241 for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, included in accrued liabilities were $26 and $307 due to Wexford Capital as of December 31, 2006 and 2005, respectively.

On April 16, 2004, the Company made a payment of $2,800 on the subordinated note payable to WexAir LLC (“WexAir”). The payment consisted of $1,400 for principal and $1,400 for accrued interest. In May 2004, the maturity date of the subordinated note payable to affiliate was extended to June 13, 2004. On June 2, 2004, the Company fully repaid the principal balance of $19,100 of the subordinated note payable to WexAir and accrued interest of $80. During 2005, the Company incurred $450 of expenses relating to a stock offering on behalf of WexAir LLC.

The Company purchased Shuttle America from Shuttle Acquisition LLC, an affiliate of Wexford Capital on May 6, 2005 for $1,000 and the assumption of $679 in debt. The Company entered into a note payable with WexAir for the $1,000 purchase price, and the note was repaid in November 2005. In addition, for Wexford Capital's assistance in structuring the investment agreement with US Airways, we paid Wexford Capital $500 upon US Airways emergence from bankruptcy and paid Wexford Capital's expenses, including the payment of approximately $660 in 2005 and $125 in 2006 to an unrelated third party consultant retained by us and Wexford Capital.

10. CAPITAL STOCK, STOCK OPTIONS AND WARRANTS

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

 In 2005 and 2004, Wexford Capital made capital contributions to Shuttle America of $400 and $3,950 respectively. The Company made a capital distribution to WexAir of $1,000 in 2005 related to the merger transaction with Shuttle America.

At December 31, 2006, 5,160,576 shares of the Company’s 75,000,000 authorized shares were reserved for issuances under the 2002 Equity Incentive Plan and warrants. At December 31, 2006, the number of securities remaining available for future issuance under equity compensation plans was 478,180 shares.

Employee Stock Options

In connection with employment agreements for certain key employees, the Company granted options to purchase shares of the Company's common stock with exercise prices ranging from $1.75 to $17.00. These stock options vest ratably over the term of the employment agreements (generally 48 months) and are exercisable for five years following the vesting dates. Additional options have been granted and these options vest ratably over periods ranging from 8 months to 48 months, and are exercisable until 10 years from the date of grant.

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

The following table summarizes option activity under the stock option plans as of December 31, 2006:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Term (in years)
Outstanding at January 1, 2006	2,624,435	$9.17
Granted	97,000	16.37
Forfeited	74,800	13.17
Exercised	921,058	3.29

Outstanding at December 31, 2006	1,725,577	$12.54	$7,316	7.60

Vested or expected to vest at December 31, 2006	1,613,565	$12.57	$7,182	6.70

Exercisable to December 31, 2006	1,199,052	$11.92	$5,824	7.25

The intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $12,429, $5,140 and $6,437.

There were 1,709,700 and 1,409,892 options exercisable at December 31, 2005 and 2004 respectively. The weighted average exercise price for the options exercisable at December 31, 2005 and 2004 was $4.07 and $2.72. The remaining contractual life for the options outstanding at December 31, 2005 and 2004 was 6.3 years.

During the years ended December 31, 2006, 2005 and 2004, $1,297 ($785 net of tax), $125 ($75 net of tax) and $214 ($129 net of tax), respectively, was charged to expense relating to the stock option plans. The Company has a policy of issuing new common shares to satisfy the exercise of stock options. At December 31, 2006 there was $2,035 of unrecognized stock-based employee compensation expense for unvested stock options, and the expected remaining expense period is 1.2 years. The Company did not recognize excess tax benefits related to stock option exercises in 2006 since the Company did not have taxable income in 2006.

The weighted average grant date fair value of options granted in 2006, 2005 and 2004 was $7.62, $3.98 and $3.32, respectively. The Company estimates the fair value of stock options issued using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Dividends were based on an estimated dividend yield. The risk-free rates for the periods within the contractual life of the option are based on the U.S. Treasury rates in effect at the time of the grant. The forfeiture rate is based on historical information and management’s best estimate of future forfeitures. The expected term of options granted is derived from historical exercise experience and represents the period of time the Company expects options granted to be outstanding. Option valuation models require the input of subjective assumptions including the expected volatility and lives. Actual values of grants could vary significantly from the results of the calculations.

The following assumptions were used to value stock option grants during the following periods:

	December 31,
	2006	2005	2004
Dividend yield	—	—	—
Expected volatility	38%	40%	40%
Risk-free interest rate	4.5-4.7%	3.9%	2%
Expected life ( in years )	1-4	1-4	3-4

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

In December 2004, the Company and Delta agreed to reduce the amounts of all warrants issued pursuant to the code-share agreement by 45%, which reduced deferred warrant charges and warrant equity by $6,756. Amortization of deferred warrant charges were $565, $372 and $800 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company recorded deferred warrant charges on the measurement date based upon an option pricing model that considered continuous compounding of dividends and dilution using an estimated fair value of the Company’s common stock on the grant date, an estimated dividend yield, a risk-free interest rate commensurate with the warrant term, volatility of 40% and an expected life of 10 years. On March 13, 2007, we and Delta amended out code-share agreements. The amendments, if approved, provide for early removal of all 15 ERJ-135 aircraft between September 2008 and April 2009 at a rate of 2 aircraft per month, and an approximate 3% reduction in the reimbursement rates on the Company's ERJ-145/170 aircraft for the remaining term of the agreements. In return for these amended terms, Delta has agreed that we will have a negotiated pre-petition claim in the amount of $91 million, and Delta, will surrender all of its warrants on approximately 3.4 million shares of the Company's common stock.

11. INCOME TAXES

The components of the provision for income tax expense (benefit) for the years ended December 31 are as follows:

	2006	2005	2004
Federal:
Deferred	$43,171	$32,855	$18,941

	43,171	32,855	18,941
State:
Current	495	1,915	520
Deferred	8,233	4,751	5,086

	8,728	6,666	5,606

Income tax expense	$51,899	$39,521	$24,547

A reconciliation of income tax expense at the applicable federal statutory income tax rate to the tax provision as reported for the years ended December 31 are as follows:
	2006	2005	2004
Federal income tax expense at statutory rate	$45,993	$35,163	$22,190
State income tax expense, net of federal benefit	5,673	4,333	3,644
Other	233	25	(1,287)

Income tax expense	$51,899	$39,521	$24,547

The components of deferred tax assets and liabilities as of December 31 are as follows:

	2006	2005
DEFERRED TAX ASSETS
Current:
Nondeductible reserves and accruals	$3,467	$1,619
Asset impairment expenses	—	1,463
Prepaid rent	—	574

Total	3,467	3,656
Noncurrent:
Slot amortization	(2,272)
Nondeductible accruals	4,156	5,107
Treasury locks	2,585	2,989
Stock option excess tax benefits	2,661	1,922
Alternative minimum tax credit	636	457
Net operating loss carryforward	150,508	176,280
Prepaid rent	14,894	6,889
Share-based compensation	540	—
Deferred credits and sale leaseback gain	8,446	7,749
Total	182,154	201,393

Valuation allowance	(8,119)	(8,119)
	174,035	193,274

Total assets	177,502	196,930
DEFERRED TAX LIABILITIES
Noncurrent:
Accelerated depreciation and fixed asset basis differences for tax purposes	(314,921)	(282,945)

Total	(140,886)	(89,671)

Total deferred tax liability	$(137,419)	$(86,015)

The Company accrues for potential income tax contingencies when it is probable that a liability has been incurred and the amount of the contingency can be reasonably estimated. The Company’s accrual for income tax contingencies is adjusted for changes in circumstances and additional uncertainties, such as amendments to existing tax law, both legislated and concluded through the various jurisdictions’ tax court systems. At December 31, 2006, the Company had an accrual for income tax contingencies of approximately $1,200. If the amounts ultimately settled are greater than the accrued contingencies, the Company would record additional income tax expense in the period in which the assessment is determined. To the extent amounts are ultimately settled for less than the accrued contingencies, or the Company determines that a liability is no longer probable, the liability is reversed as a reduction of income tax expense in the period the determination is made.

Deferred tax assets include benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards of $636, which do not expire, and net operating loss carryforwards totaling $430,000, which begin expiring in 2022. Approximately $396,000 of the net operating loss carryforwards are limited under Internal Revenue Code Section 382, and approximately $23,000 is not expected to be realized prior to expiration, and therefore, a valuation allowance has been recorded of $8,119.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in an arm's length transaction between knowledgeable, willing parties. The fair value of long term debt is estimated based on discounting expected cash flows at the rates currently offered to the Company for debt with similar remaining maturities. As of December 31, 2006 and 2005 respectively, the carrying value of long-term debt was greater than its fair value by approximately $112,200 and $95,300.

13. BENEFIT PLAN—401(k)

Republic has a defined contribution retirement plan covering substantially all eligible employees. The Company matches up to 6% of eligible employees' wages. Employees are generally vested in matching contributions after three years of service with the Company. Employees are also permitted to make pre-tax contributions of up to 90% (up to the annual Internal Revenue Code limit) and after-tax contributions of up to 10% of their annual compensation. The Company's expense under this plan was $2,266, $1,660, and $1,128 for the years ended December 31, 2006, 2005 and 2004, respectively.

 14. IMPAIRMENT LOSS AND ACCRUED AIRCRAFT RETURN COSTS

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

Pursuant to the aircraft lease agreements, the Company is required to return Saab 340 aircraft to the lessor in specified conditions. Based upon flight schedules and maintenance costs, return costs were estimated and accrued. Each year the Company decreased the accrual for actual costs incurred and adjusted the accrual for its revised estimate of expected return costs. In December 2005, Shuttle America’s turboprop code-share agreement with United expired thus allowing for the return of our Saab aircraft to the lessor. An agreement was reached with the lessors that released the Company of any further financial obligations upon return of the aircraft resulting in a $4,218 reduction in the accrued liability. In 2006, we recorded a gain of $2,050 relating to the disposition of Saab aircraft and spare parts.

The following table reflects impairment costs and accrued aircraft return costs for the year ended December 31, 2004, 2005 and 2006.

Description Of Charge	Reserve at Jan 1, 2004	2004 Provision (Adjustment) Charged To Expense	2004 Payments	Reserve at Dec. 31, 2004	2005 Provision (Adjustment) Charged to Expense	2005 Payments	Reserve at Dec. 31, 2005	2006 Provision (Adjustment) Charged to Expense
Aircraft Return costs:
Costs to return aircraft	$5,253	$(230)	$(424)	$4,599	$(4,218)	$(381)	-
Impairment loss		1,671					-
Gain on disposition of Saab aircraft and spare parts								$(2,050)
Total	$5,253	$1,441	$(424)	$4,599	$(4,218)	$(381)	-	$(2,050)

15. VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning Of Year	Additions Charged to Expense		Deductions (1)		Balance at End of Year
Allowance for doubtful accounts receivables:
December 31, 2006	343	-		(3)		340

December 31, 2005	3,869	$87		$(3,613	)(3)	$343

December 31, 2004	819	3,385	(2)	(335)		3,869

(1) Uncollectible accounts written off net of recoveries, if any.

(2) In 2004, the Company recorded an allowance for doubtful accounts of $3,200 because of US Airways’ bankruptcy.

(3) Write off of US Airways receivable.

16. SUBSEQUENT EVENT

    On March 13, 2007, we and Delta amended our code-share agreements. The amendments, if approved by the bankruptcy court, provide for early removal of all 15 ERJ-135 aircraft between September 2008 and April 2009 at a rate of 2 aircraft per month, and an approximate 3% reduction in the reimbursement rates on the Company's ERJ-145/170 aircraft for the remaining term of the agreements. In return for these amended terms, Delta has agreed that we will have a negotiated pre-petition claim in the amount of $91,000, and Delta, will surrender all of its warrants on approximately 3,435 shares of the Company's common stock.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements. Deloitte & Touche LLP’s report on management’s assessment of internal control over financial reporting appears on page 47 herein.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information set forth under the caption "Proposal No. 1—Election of Directors" in the Company's definitive Proxy Statement to be used in connection with the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that Company’s executive officers and directors, and person who beneficially own more than ten percent of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Executive officers, directors, and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from the Company’s executive officers, directors and greater, we believe that during fiscal 2005 and 2006 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with except for one late filing made on behalf of Mr. Bedford.

ITEM 11. Executive Compensation

The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Beneficial Ownership of Common Stock by Certain Stockholders and Management" in the Company's definitive Proxy Statement to be used in connection with the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be used in connection with the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under "Audit Matters" in the Company's definitive proxy statement to be used in connection with the 2007 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)  Documents filed as part of this report:

Report of Independent Registered Public Accounting Firm, Financial Statements: Consolidated Balance Sheets as of December 31, 2006 and 2005, Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004, Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004, Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004 and Notes to Consolidated Financial Statements.

(b)  Exhibits

Exhibit No.	Description
1.1	Form of Purchase Agreement.(viii)
3.1	Amended and Restated Certificate of Incorporation.(i)
3.2	Amended and Restated Bylaws.(i)
4.1	Specimen Stock Certificate.(i)
10.1	2002 Equity Incentive Plan.(i)
10.1(a)	Restricted Stock Agreement
10.2	Form of Option Agreement for Non-Employee Directors.(i)
10.3	Form of Option Agreement for Officers.(i)
10.3(a)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Bryan K. Bedford, dated as of December 27, 2004.(v)
10.3(b)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Bryan K. Bedford, dated as of December 27, 2004.(v)
10.3(c)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Robert Hal Cooper, dated as of December 27, 2004.(v)
10.3(d)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Robert Hal Cooper, dated as of December 27, 2004.(v)
10.3(e)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Wayne C. Heller, dated as of December 27, 2004.(v)
10.3(f)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Wayne C. Heller, dated as of December 27, 2004.(v)
10.4†	Amended and Restated Regional Jet Air Services Agreement, dated as of June 12, 2002, by and between AMR Corporation and Chautauqua Airlines, Inc.(i)
10.4(a)	Letter Agreement between AMR Corporation and Chautauqua Airlines, Inc. dated July 30, 2002.(i)
10.4(b)†	Side Letter Agreement, dated as of March 26, 2003, by and between AMR Corporation and Chautauqua Airlines, Inc.(i)
10.4(c)†	Amendment to Amended and Restated Air Services Agreement, by and between AMR Corporation and Chautauqua Airlines, Inc., dated as of October 28, 2003.(i)
10.5	Office Lease Agreement, by and between College Park Plaza, LLC and Republic Airways Holdings Inc., dated as of April 23, 2004.(i)
10.6†	Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of March 19, 1999.(i)
10.6(a)†	First Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of September 6, 2000.(i)
10.6(b)†	Second Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of September 20, 2000.(i)
10.6(c)†	Third Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of July 11, 2001.(i)
10.6(d)†	Fourth Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of December 18, 2002.(i)
10.6(e)†	Amended and Restated Chautauqua Jet Service Agreement between US Airways, Inc. and Chautauqua Airlines, Inc. dated April 26, 2005.(xiii)
10.6(f)††	First Amendment to Amended and Restated Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of July 21, 2006.(xix)
10.7	Agreement between Chautauqua Airlines, Inc. and Teamsters Airline Division Local 747 representing the Pilots of Chautauqua Airlines, dated as of October 17, 2003.(i)
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
10.16(c)
Amendment No. 8 to Loan and Security Agreement, by and between Bank of America, N.A. (successor by assignment to Fleet Capital Corporation) and Chautauqua Airlines, Inc., dated as of November 2, 2005.(xvi)

10.16(d)
Amendment No. 9 to Loan and Security Agreement, by and between Bank of America, N.A. (successor by assignment to Fleet Capital Corporation) and Chautauqua Airlines, Inc., dated as of January 12, 2006.(xvii)

10.16(e)
Amendment No. 10 to Loan and Security Agreement, by and between Bank of America, N.A. (successor by assignment to Fleet Capital Corporation) and Chautauqua Airlines, Inc., dated as of March 22, 2006.(xvii)

10.16(f)
Joinder and Consolidated Amendment to Loan and Security Agreement, by and among Bank of America, N.A., Chautauqua Airlines, Inc., Republic Airways Holdings Inc., Republic Airline Inc. and Shuttle America Corporation, dated as of May 15, 2006.(xviii)

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

10.33	Second Amended and Restated Employment Agreement by and between Bryan K. Bedford and Republic Airways Holdings Inc., dated as of July 1, 2003.(i)
10.33(a)	Amendment No. 1 to Second Amended and Restated Employment Agreement, by and between Bryan K. Bedford and Republic Airways Holdings Inc., dated as of December 27, 2004.(v)
10.33(b)	Amendment No. 2 to Second Amended and Restated Employment Agreement, by and between Bryan K. Bedford and Republic Airways Holdings Inc., dated as of February 20, 2007. (xx)
10.34	Second Amended and Restated Employment Agreement by and between Robert Cooper and Republic Airways Holdings Inc., dated as of August 1, 2003.(i)
10.34(a)	Amendment No. 1 to Second Amended and Restated Employment Agreement, by and between Robert Hal Cooper and Republic Airways Holdings Inc., dated as of December 27, 2004.(v)
10.34(b)	Amendment No. 2 to Second Amended and Restated Employment Agreement, by and between Robert Hal Cooper and Republic Airways Holdings Inc., dated as of February 20, 2007. (xx)
10.35	Second Amended and Restated Employment Agreement by and between Wayne Heller and Chautauqua Airlines, Inc., dated as of August 1, 2003.(i)
10.35(a)	Amendment No. 1 to Second Amended and Restated Employment Agreement, by and between Wayne C. Heller and Chautauqua Airlines, Inc., dated as of December 27, 2004.(v)
10.35(b)	Amendment No. 2 to Second Amended and Restated Employment Agreement, by and between Wayne C. Heller and Republic Airways Holdings Inc., dated as of February 20, 2007. (xx)
10.36	Port Columbus International Airport Signatory Airline Operating Agreement and Lease, dated as of January 1, 2000.(i)
10.37	Office/Shop Space Permit by and between Signature Combs and Chautauqua Airlines, Inc., dated as of January 16, 2001.(i)
10.38	Hangar and Office Lease by and between AMR Combs, Inc. and Chautauqua Airlines, Inc., dated as of December 22, 1998.(i)
10.39†	Purchase Agreement DCT-014/2004, by and between Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of March 19, 2004.(i)
10.39(a)†	Amendment No. 1 to Purchase Agreement DCT-014/2004, by and between Embraer — Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of April 28, 2004.(ii)

10.39(b)†	Amendment No. 2 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of dated July 8, 2004.(iii)
10.39(c)†	Amendment No. 3 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of July 30, 2004.(iii)
10.39(d)†	Amendment No. 4 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of August 11, 2004.(iii)
10.39(e)†	Amendment No. 5 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of September 29, 2004.(iii)
10.39(f)†	Amendment No. 6 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 9, 2004.(viii)
10.39(g)†	Amendment No. 7 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of December 23, 2004.(viii)
10.39(h)†	Amendment No. 8 to Purchase Agreement DCT-014/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of February 28, 2005. (x)
10.39(i)†	Amendment No. 9 to Purchase Agreement DCT-014/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of March 31, 2005. (x)
10.39(j)†	Amendment No. 10 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasilicica de Aeronautica S.A. and Republic Airline Inc., dated as of April 30, 2005. (xiii)
10.39(k)†	Amendment No. 11 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of August 30, 2005. (xv)
10.39(l)†	Amendment No. 12 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of October 7, 2005.(xvi)
10.39(m)†	Amendment No. 13 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of October 18, 2005.(xvi)
10.39(n)†	Amendment No. 14 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of November 9, 2005.(xvi)
10.39(o)††	Amendment No. 15 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of April 24, 2006.(xviii)
10.39(p)††	Amendment No. 16 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of July 21, 2006.(xix)
10.39(q)*	Amendment No. 17 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of November 14, 2006.
10.40†	Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of March 19, 2004.(i)
10.40(a)†	Amendment No. 1 to Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of July 8, 2004.(viii)
10.40(b)†	Amendment No. 2 to Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of December 23, 2004.(viii)
10.40(c)†	Amendment No. 3 to Letter Agreement DCT-015/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of February 28, 2005.(x)
10.40(d)†	Amendment No. 4 to Letter Agreement DCT-015/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of April 13, 2005.(x)
10.40(e)†	Amendment No. 5 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasilicica de Aeronautica S.A. and Republic Airline Inc., dated as of April 30, 2005.(xiii)
10.40(f)†	Amendment No. 6 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline, Inc., dated as of October 18, 2005.(xvi)
10.40(g)†	Amendment No. 7 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline, Inc., dated as of November 9, 2005.(xvi)
10.40(h)††	Amendment No. 8 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of July 21, 2006.(xix)
10.40(i)*	Amendment No. 9 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of September 19, 2006.
10.40(j)*	Amendment No. 10 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of November 14, 2006.
10.41*	United Express Agreement, by and between United Air Lines, Inc. and Shuttle America Corp., dated as of December 28, 2006.
10.42†	United Express Agreement, by and between United Air Lines, Inc. and Chautauqua Airlines, Inc., dated as of February 13, 2004.(i)
10.42(a)	Amendment No. 1 to United Express Agreement, by and between United Air Lines, Inc. and Chautauqua Airlines, Inc., dated as of July 6, 2004.(ii)
10.43†	Letter Agreement, by and between United Air Lines, Inc. and Republic Airways Holdings Inc., dated as of February 13, 2004.(i)
10.43(a)†	Letter Agreement, by and between United Air Lines, Inc. and Republic Airways Holdings Inc., dated as of July 7, 2004.(ii)
10.44	Lease Agreement, by and between Chautauqua Airlines, Inc. and the Indianapolis Airport Authority, dated as of December 17, 2004.(viii)
10.45†	Delta Connection Agreement, dated as of January 13, 2005, by and among Delta Air Lines, Inc., Republic Airline Inc. and Republic Airways Holdings Inc.(vi)

10.46	Stock Purchase Agreement, dated May 6, 2005, by and among Republic Airways Holdings, inc., Shuttle America Corporation and Shuttle Acquisition LLC.(ix)
10.47	Promissory Note in the principal amount of $1,000,000 dated May 6, 2005, made by Republic Airways Holdings Inc. payable to Shuttle Acquisition LLC.(ix)
10.48†	Investment Agreement dated as of March 15, 2005 among Wexford Capital LLC, Republic Airways Holdings Inc., US Airways Group, Inc. and US Airways, Inc.(x)
10.49	Letter dated June 23, 2005 from US Airways Group, Inc. and US Airways, Inc.(xi)
10.50
Amendment No. 3 to United Express Agreement between United Airlines, Inc. and Republic Airline Inc. and Amendment No. 2 to United Express Agreement between United Airlines, Inc. and Chatauqua Airlines, Inc. dated as of June 22, 2005.(xii)

10.51
Agreement between Chautauqua Airlines, Inc. and the Flight Attendants in the service of Chautauqua Airlines, Inc. as represented by the International Brotherhood Of Teamsters, AFL-CIO, dated as of September 1, 2005.(xiv)

10.52(a)†	Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of September 2, 2005.(xv)
10.52(b)†	Amendment Number One to Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of September 21, 2005.(xv)
10.52(c)††	Second Amendment to Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of July 21, 2006.(xix)
10.52(d)*	Third Amendment to Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of December 19, 2006.
10.53†	Global Aircraft Transaction Agreement, by and between Republic Airways Holdings Inc. and US Airways, Inc., dated as of September 21, 2005.(xv)
10.54†	Commuter Slot Option Agreement, by and between Republic Airways Holdings Inc. and US Airways, Inc., dated as of September 22, 2005.(xv)
10.55††	Capacity Purchase Agreement, by and between Continental Airlines, Inc., Republic Airways Holdings Inc. and Chautauqua Airlines, Inc., dated as of July 21, 2006.(xix)
10.56*	Airline Services Agreement, by and between Frontier Airlines, Inc., Republic Airline Inc., Frontier Airlines Holdings, Inc. and Republic Airways Holdings Inc., dated as of January 11, 2007.
21.1	Subsidiaries of Republic Airways Holdings Inc.(i)
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification by Bryan K. Bedford pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Robert H. Cooper pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Bryan K. Bedford pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Robert H. Cooper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2 of the Commission.

†	Portions of the indicated document have been afforded confidential treatment and have been filed separately with the Commission as required by Rule 406.
††	A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 406.
(i)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-84092, which was declared effective on May 26, 2004.
(ii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(iii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(iv)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 29, 2004.
(v)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 30, 2004.
(vi)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 20, 2005.
(vii)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 21, 2005.
(viii)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-122033, which was declared effective on February 1, 2005.
(ix)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 9, 2005
(x)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(xi)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2005.
(xii)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3, file No. 333-126357, which was declared effective on July 18, 2005.
(xiii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(xiv)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 7, 2005.
(xv)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(xvi)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(xvii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(xviii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(xix)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(xx)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 26, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: March 15, 2007	By: /s/ Bryan K. Bedford
Bryan K. Bedford
Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan K. Bedford
Bryan K. Bedford	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 15 , 2007

/s/ Robert H. Cooper
Robert H. Cooper	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15 , 2007

/s/ Joseph M. Jacobs
Joseph M. Jacobs	Director	March 15 , 2007

/s/ Douglas J. Lambert
Douglas J. Lambert	Director	March 15 , 2007

/s/ Jay L. Maymudes
Jay L. Maymudes	Director	March 15 , 2007

/s/ Lawrence J. Cohen
Lawrence J. Cohen	Director	March 15 , 2007

/s/ Mark E. Landesman
Mark E. Landesman	Director	March 15 , 2007

/s/ Mark L. Plaumann
Mark L. Plaumann	Director	March 15 , 2007