Form 10-Q
period 2007-05-10
REPUBLIC AIRWAYS HOLDINGS INC
filed 2007-05-10
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐   Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 8, 2007, the latest practicable date.

Outstanding on
Class	May 8, 2007

Common Stock	41,328,778

TABLE OF CONTENTS

	Part I - Financial Information
Item 1.	Financial Statements:	3

	Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2007 and December 31, 2006.	3

	Condensed Consolidated Statements of Income (Unaudited) for the Three Months Ended March 31, 2007 and 2006.	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2007 and 2006.	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

	Part II - Other Information

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 6.	Exhibits	15

	Signatures	16

Exhibit 10.16(g) Amendment No. 2 to Loan and Security Agreement, by and among Bank of America, N.A., Chautauqua Airlines, Inc., Republic Airways Holdings Inc., Republic Airline Inc. and Shuttle America Corporation, dated as of March 21, 2007.

Exhibit 10.39(r) Amendment No. 18 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of January 12, 2007.

Exhibit 10.55(a) First Amendment to the Capacity Purchase Agreement, by and among Continental Airlines, Inc., Republic Airways Holdings Inc. and Chautauqua Airlines, Inc., dated as of January 8, 2007.

Exhibit 10.57 Evidence of Transfer of Claim by Republic Airways Holdings Inc. in favor of JPMorgan Chase Bank, N.A., dated as of April 11, 2007.

Exhibit 31.1 Certification of Chief Executive Officer

Exhibit 31.2 Certification of Chief Financial Officer

Exhibit 32.1 Certification of Chief Executive Officer

Exhibit 32.2 Certification of Chief Financial Officer

All other items of this report are inapplicable

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$156,494	$195,528
Receivables—net of allowance for doubtful accounts of $340 and $340 respectively	67,525	19,639
Inventories—net	34,909	31,821
Prepaid expenses and other current assets	16,074	11,411
Restricted cash	4,762	1,238
Deferred income taxes	5,633	3,467

Total current assets	285,397	263,104
Aircraft and other equipment—net	1,962,286	1,889,717
Intangible and other assets	192,909	192,285
Goodwill	13,335	13,335

Total	$2,453,927	$2,358,441

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$91,248	$86,688
Accounts payable	18,117	23,899
Accrued liabilities	91,192	92,458

Total current liabilities	200,557	203,045
Long-term debt—less current portion	1,539,408	1,482,115
Deferred credits and other non current liabilities	112,432	23,566
Deferred income taxes	157,598	140,886

Total liabilities	2,009,995	1,849,612
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; one vote per share; 75,000,000 shares authorized; 43,201,329 and 42,708,743 shares issued and 41,201,329 and 42,708,743 shares outstanding, respectively	43	43
Additional paid-in capital	287,269	281,826
Warrants		8,574
Treasury stock, 2,000,000 shares, at cost	(41,000)
Accumulated other comprehensive loss	(3,365)	(3,877)
Retained earnings	200,985	222,263

Total stockholders' equity	443,932	508,829

Total	$2,453,927	$2,358,441

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
OPERATING REVENUES:	2007	2006
Passenger	$284,402	$248,176
Charter revenue and ground handling	3,135	4,441
Other	2,906	4,727

Total operating revenues	290,443	257,344

OPERATING EXPENSES:
Wages and benefits	50,742	40,145
Aircraft fuel	66,949	76,523
Landing fees	12,052	8,594
Aircraft and engine rent	27,034	20,352
Maintenance and repair	27,006	22,381
Insurance and taxes	4,046	4,292
Depreciation and amortization	24,510	21,418
Other	23,275	15,722
Total operating expenses	235,614	209,427

OPERATING INCOME	54,829	47,917

OTHER INCOME (EXPENSE):
Interest expense	(25,404)	(21,869)
Other income	2,786	1,966

Total other income (expense)	(22,618)	(19,903)

INCOME BEFORE INCOME TAXES	32,211	28,014

INCOME TAX EXPENSE	12,931	11,114

NET INCOME	$19,280	$16,900

NET INCOME PER COMMON SHARE:	$0.45	$0.40
DILUTED NET INCOME PER COMMON SHARE:	$0.44	$0.39

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2007	2006
NET CASH PROVIDED BY OPERATING ACTIVITIES	$35,761	$52,639

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(12,204)	(11,274)
Proceeds from sale of spare aircraft equipment		1,255
Aircraft deposits and other	(13,508)	(6,810)
Aircraft deposits returned	9,389	4,389

NET CASH FROM INVESTING ACTIVITIES	(16,323)	(12,440)

FINANCING ACTIVITIES:
Payments on short/long-term debt	(21,266)	(17,336)
Proceeds from exercise of stock options	5,013	131
Payments of debt issue costs	(1,219)	(965)
Purchase of treasury stock	(41,000)

NET CASH FROM FINANCING ACTIVITIES	(58,472)	(18,170)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(39,034)	22,029

CASH AND CASH EQUIVALENTS—Beginning of period	195,528	162,005
CASH AND CASH EQUIVALENTS—End of period	$156,494	$184,034

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$24,502	$21,835
Income taxes paid	216	426

NON-CASH INVESTING & FINANCING TRANSACTIONS:
Aircraft, inventories, and other equipment purchased through financing arrangements from manufacturer	83,118	36,900
Refinancing aircraft debt from manufacturer to debt permanently financed		49,609
Parts, training and lease credits from aircraft manufacturer	(2,580)	(1,296)
Fair value of warrants surrendered by Delta Air Lines	49,103
Deferred credit for Delta Air Lines pre-petition bankruptcy claim	44,590
Engine received and to be financed	3,657

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share and per share amounts)
1. Basis of Presentation

    The unaudited condensed consolidated financial statements of Republic Airways Holdings Inc. and its subsidiaries (the “Company”) as of March 31, 2007 and as of December 31, 2006 and for the three months ended March 31, 2007 and 2006 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The subsidiaries include Chautauqua Airlines, Inc. (“Chautauqua Airlines”), Republic Airline Inc. (“Republic Airline”) and Shuttle America Corporation (“Shuttle America”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed March 15, 2007.

Revenue Recognition

    Under the Company’s code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs. In accordance with EITF No. 01-08, Determining Whether an Arrangement Contains a Lease, the Company has concluded that a component of its revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during the three months ended March 31, 2007 and 2006 was $71,380 and $57,703, respectively, and has been included in passenger revenue on the Company’s consolidated statements of income.

New Accounting Standards

    In September 2006, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. We have not yet completed our assessment of the impact of this statement on our consolidated financial statements.

    In February 2007, the FASB released SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, a new standard that permits an entity to choose to measure many financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective in the first quarter of fiscal 2008. We have not yet completed our assessment of the impact of this statement on our consolidated financial statements.

2. Delta Air Lines Amendments

    In March 2007, Chautauqua Airlines and Shuttle America amended their fixed-fee agreements with Delta Air Lines (“Delta”). On March 27, 2007 the United States Bankruptcy Court for the Southern District of New York approved the amended agreements. Key terms of the amended agreements include the removal of all 15 thirty-seven seat ERJ-135 aircraft beginning in September 2008 at a rate of 2 aircraft per month, and effective May 1, 2007, an approximate 3% permanent reduction of block hour fees charged on Chautauqua Airlines’ remaining 24 fifty seat ERJ-145 and Shuttle America's 16 seventy seat ERJ-170 aircraft. In return for these amended terms, Delta agreed to surrender its warrants for 3,435,000 shares of the Company’s common stock, and the Company was granted a pre-petitioned, unsecured, general claim in the amount of $91,000 in Delta's Chapter 11 bankruptcy case. In April 2007, the Company sold the $91,000 pre-petition claim to a third party for $44,590 in cash (see Note 11).

    As of March 31, 2007, the Company has recorded a receivable for the proceeds from the sale of the pre-petition claim and a deferred credit of $44,590, which represents net realizable value of the pre-petition claim on the approval date by the Bankruptcy Court. In addition, the Company has recorded a net deferred gain on the surrender of the warrants from Delta of $42,735, which includes the write-off of the previously reported unamortized deferred warrant charge of $6,369. Stockholders' equity was reduced by $46,767, net of tax. The deferred credits for the proceeds of the pre-petition claim and the gain on the surrender of the warrants totaling $87,325 will be amortized as an adjustment to revenue over the remaining life of the agreements with Delta.

3. Risk Management

    Beginning in April 2004, in anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, the Company entered into fourteen treasury lock agreements with notional amounts totaling $373,500 and a weighted average interest rate of 4.47% with expiration dates through June 2005. Management designated the treasury lock agreements as cash flow hedges of forecasted transactions. The treasury lock agreements were settled at each respective settlement date, which were the purchase dates of the respective aircraft. The Company settled all of the agreements during 2004 and 2005 and the net amount paid was $7,472, and was recorded in accumulated other comprehensive loss, net of tax. Amounts paid or received on the settlement date are reclassified to interest expense over the term of the respective aircraft debt. The Company reclassified $441 and $264, to interest expense during the three month periods ended March 31, 2007 and 2006, respectively.

4. Comprehensive Income

    Comprehensive income includes changes in the fair value of interest rate hedges that qualify as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. The Company had accumulated other comprehensive loss relating to treasury lock agreements as of March 31, 2007 and 2006 of $3,365 and $3,877, net of tax.

5. Stock Compensation

    The Company maintains stock-based compensation plans which allow for the issuance of nonqualified stock options to officers, other key employees of the Company, and to members of the Board of Directors. The Company accounts for stock compensation using the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)).

Employee Stock Options

    In connection with employment agreements for certain key employees, the Company granted options to purchase shares of the Company's common stock with exercise prices ranging from $1.75 to $18.59. Certain stock options vest ratably over the term of the employment agreements (generally 48 months) and are exercisable for five years following the vesting dates. Additional options have been granted and these options vest ratably over periods ranging from 8 months to 48 months, and are exercisable until 10 years from the date of grant. During the first quarter of 2007, pursuant to certain amended employment agreements, 440,000 stock options were granted with an exercise price of $18.59 and vest ratably over 12 months beginning either July 31, 2007 or August 31, 2007.

The following table summarizes the activity under the Company's stock option plans for the three months ended March 31, 2007:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value In Thousands	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2007	1,725,577	$12.54
Granted	440,000	18.59
Exercised	454,953	14.50
Forfeited	—
Outstanding at March 31, 2007	1,710,624	$11.25	$10,535	8.3 years

Exercisable at March 31, 2007	836,828	$12.59	$8,678	7.4 years

Restricted Common Shares

    During the first quarter of 2007, pursuant to certain amended employment agreements, restricted shares were granted to purchase 37,633 shares of the Company’s common stock. The shares have a purchase price of $0.001 par value per share and vest ratably over 12 months beginning either July 31, 2007 or August 31, 2007. The fair value of the restricted shares at grant date was $700.

    During the three months ended March 31, 2007, $429 ($257, net of tax) was charged to expense for stock compensation. The total intrinsic value of options exercised during the three month period ended March 31, 2007 was $8,678. The Company has a policy of issuing new common shares to satisfy the exercise of stock options. As of March 31, 2007, there was $3,744 of total unrecognized pre-tax compensation cost related to non-vested share-based compensation arrangements that is expected to be recognized through 2010.

6. Net Income Per Common Share

    Net income per common share is based on the weighted average number of shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations:

	Three Months Ended
	March 31,
	2007	2006

Weighted-average common shares outstanding for basic net
income per common share	42,626,419	41,836,296

Effect of dilutive employee stock options , restricted stock and warrants	1,679,648	1,107,615
Adjusted weighted-average common shares outstanding and
assumed conversions for diluted net income per
common share	44,306,067	42,943,911

    There were no employee stock options, restricted stock and warrants for the three months ended March 31, 2007 and 2006 excluded in the calculation of diluted net income per share due to their anti-dilutive impact.

7. Treasury Stock

    In March 2007, the Company entered into an agreement with WexAir LLC, the Company's former majority stockholder, to purchase two million shares of its common stock, par value $.001 per share, at a price of $20.50 per share, for total consideration of $41,000. The transaction was recorded as treasury stock on the Company’s consolidated balance sheet. Settlement of the transaction occurred on March 21, 2007.

8. Debt

    During the three months ended March 31, 2007, the Company obtained 14 aircraft, four of which were debt-financed and 10 leased. The debt was obtained from banks and the aircraft manufacturer for terms between 12 and 15 years at interest rates ranging from 6.60% to 7.18%. The total debt incurred for the four aircraft was $83,118.

    The Company’s revolving credit agreement with a bank was amended during the three months ended March 31, 2007. Among the significant amendments, the term was extended to March 31, 2009, the revolving credit facility was reduced to $15,000 and a liquidity covenant was added. The Company’s revolving credit agreement contains restrictive covenants that require, among other things, that the Company maintain a certain fixed charge coverage ratio, a debt to earnings leverage ratio and a liquidity covenant. The Company was in compliance with the covenants at March 31, 2007. As of March 31, 2007 and December 31, 2006, the Company had no outstanding borrowings under this agreement with the bank.

9. Commitments and Contingencies

    As of March 31, 2007, the Company has 34 ERJ-170/175 regional jets on firm order. The current total list price for these 34 regional jets is $1,020,000. The Company has a commitment to obtain financing for all of these aircraft. The Company also has a commitment to acquire six spare aircraft engines with a current list price totaling approximately $26,100. These commitments are subject to customary closing conditions.

    During the three months ended March 31, 2007, the Company made aircraft deposits in accordance with the aircraft commitments of $9,983. The aircraft deposits are included in other assets. All payments were made from cash generated from operations.

    In July 2006, the Company announced that it had reached an agreement to operate forty-four 50-seat regional jets for Continental Airlines, Inc. Twenty of the aircraft are ERJ-145 regional jets that will be transitioned from the Company’s current US Airways operations. The Company has firm commitments to lease 24 aircraft CRJ-200 regional jets, consistent with the terms of the Continental agreement. As of March 31, 2007, 14 CJR-200 and 4 ERJ-145 regional jets were in operation for Continental. The remaining 26 aircraft are expected to be placed into service for Continental by July 2007 and will be operated for terms that vary from two to five years. Under certain conditions Continental may extend the term on the aircraft up to five additional years.

    In January 2007, the Company and Frontier entered into an agreement whereby the Company will operate seventeen, 76-seat ERJ-170 regional jets. Four ERJ-170 regional jets were in the Company’s fleet but had not been allocated to a code-share partner and the remaining 13 aircraft will be funded by delivery positions available from the manufacturer. As of March 31, 2007, two of the ERJ-170 regional jets were in operation.

    During the three months ended March 31, 3007, the Company entered into a long-term maintenance agreement for wheels and brakes for the Company’s ERJ-170 regional jets. The term of the agreement is through February 2017.

10. Income Taxes

    In July 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes - An Interpretation of FASB 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on an income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

    The Company adopted the provisions of FIN 48 on January 1, 2007. At December 31, 2006, the Company had $1,200 recorded for income tax contingencies for a probable loss for uncertain income tax positions. The total amount of unrecognized tax benefits as of the date of adoption was $3,500. As a result of the implementation of FIN 48, the Company recognized a $2,300 increase in the liability for the unrecognized tax benefits which was accounted for as a reduction to retained earnings and an increase to deferred tax liability.

    All of the unrecognized tax benefits at January 1, 2007, if recognized, would affect the effective tax rate.

    The Company did not record interest or penalties during the years ended December 31, 2006, 2005 and 2004. No interest and penalties were accrued for payment at December 31, 2006 and 2005. The Company would recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense if they occur. The adoption of FIN 48 on January 1, 2007, had no effect on the Company’s accrual for interest and penalties.

    The Company is subject to taxation in the US and various states. The Company’s tax years 2000 to 2006 are subject to potential examination by the tax authorities.

11. Subsequent Event

    In April 2007, the Company sold its $91,000 pre-petition unsecured creditor claim in the Delta Air Lines bankruptcy for $44,590. As of March 31, 2007, the Company has recorded a receivable for the proceeds of the sale of the pre-petition claim and a deferred credit of $44,590. The deferred credit will be amortized over the life of the agreements with Delta.

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

Overview

    Republic Airways Holdings Inc., (“the Company”) is a Delaware holding company organized in 1996 that operates Chautauqua Airlines, Inc., (“Chautauqua Airlines”), Republic Airline Inc. (“Republic Airline”) and Shuttle America Corporation (“Shuttle America”). As of March 31, 2007, we offered scheduled passenger service on approximately 1,000 flights daily to 108 cities in 36 states, Canada, Mexico and the Bahamas pursuant to code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), US Airways, Inc. (“US Airways”), Delta Air Lines, Inc. (“Delta”) and United Air Lines, Inc. (“United”). In July 2006, we entered into a code-share agreement with Continental Airlines, Inc. (“Continental”) and we began flying for Continental in January 2007. Also, in January 2007, we entered into a code-share agreement with Frontier Airlines, Inc. (“Frontier”). We began flying for Frontier in March 2007. Currently, we provide our six partners with regional jet service, operating as AmericanConnection, US Airways Express, Delta Connection, United Express, Continental Express or Frontier, including service out of their hubs and focus cities in Atlanta, Boston, Denver, Chicago, Cincinnati, Columbus, Houston, Indianapolis, New York, Philadelphia, Pittsburgh, St. Louis and Washington, D.C. (Dulles and National).

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

    For the three months ended March 31, 2007, US Airways accounted for approximately 24% of the Company’s passenger revenues, Delta accounted for approximately 36% of the Company’s passenger revenues, American accounted for approximately 10% of the Company’s passenger revenues, United accounted for approximately 27% of the Company’s passenger revenues, Continental accounted for approximately 3% of the Company’s passenger revenues and Frontier accounted for less than 1% of the Company’s passenger revenues.

Certain Statistical Information

	Operating Expenses per ASM in cents
	Three Months Ended March 31,
	2007	2006
Wages and benefits	2.07	2.04
Aircraft fuel	2.73	3.89
Landing fees	0.49	0.44
Aircraft and engine rent	1.10	1.04
Maintenance and repair	1.10	1.14
Insurance and taxes	0.16	0.22
Depreciation and amortization	1.00	1.09
Other	0.95	0.80
Total operating expenses	9.60	10.66

Interest expense	1.04	1.11

Total operating expenses and interest expense	10.64	11.77
Total operating expenses and interest expense less fuel	7.91	7.88

The following table sets forth the major operational statistics and the percentage-of-change for the periods identified below:

	Three Months Ended March 31,
			Increase/
			(Decrease)
	2007		2007-2006		2006

Revenue passengers	3,250,296		27.2%		2,555,248
Revenue passenger miles (1)	1,710,698,492		24.5%		1,374,290,228
Available seat miles (2)	2,452,783,961		24.8%		1,965,202,451
Passenger load factor (3)	69.7%		(0.2)	pp	69.9%
Cost per available seat mile (cents) (4)	10.64	¢	(9.6)%		11.77	¢
Average price per gallon of fuel (5)	$2.02		(5.6)%		$2.14
Fuel gallons consumed (6)	33,062,041		(7.4)%		35,717,999
Block hours (7) (excluding charter operations)	149,739		23.1%		121,632
Average length of aircraft flight (miles)	526		(2.2)%		538
Average daily utilization of each aircraft (hours) (8)	10.3		1.0%		10.2
Actual aircraft in service at end of the period	189		24.3%		152

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
(6) Excludes miscellaneous fuel and fuel consumed for a portion of our United operations in 2007. United elected to provide fuel directly for certain locations beginning in January 2007. In addition, US Airways, Continental and Frontier elect to provide fuel directly.

(7) Hours from takeoff to landing, including taxi time.
(8) Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

Results of Operations

 Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Operating revenue in 2007 increased by 12.9%, or $33.1 million, to $290.4 million compared to $257.3 million in 2006. The increase was due mainly to fixed-fee revenue earned from twenty-five 70-seat regional jets added to revenue service over the past year. Sixteen regional jets were added for US Airways, five were added for Delta, and four were added for Frontier operations. In addition, fourteen 50-seat CRJ aircraft were added for Continental revenue service during the first quarter of 2007.

Total operating expenses increased by 12.5%, or $26.2 million, to $235.6 million in 2007 compared to $209.4 million in 2006 due to the increase in flight operations. Total operating and interest expenses increased by 12.8%, or $29.7 million, to $261.0 million for 2007 compared to $231.3 million during 2006 due to the increase in flight operations. The cost per available seat mile on total operating and interest expenses, excluding fuel charges, remained unchanged at 7.9¢. Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 26.4%, or $10.6 million, to $50.7 million for 2007 compared to $40.1 million in 2006 due mainly to a $7.8 million increase in flight crew and maintenance operations wage expenses to support the increase in regional jet operations and a $2.9 million increase in related employee benefit costs resulting from the additional wage expense and increased costs for employee welfare programs. We recorded stock compensation expense of $0.4 million in 2007 compared to $0.2 million in 2006. The cost per available seat mile increased to 2.1¢ for 2007 compared to 2.0¢ in 2006.

Aircraft fuel expense decreased 12.5%, or $9.6 million, to $66.9 million for 2007 compared to $76.5 million for 2006 due to a 5.5% decrease in the average fuel price per gallon and a 7.4% decrease in gallons consumed. Beginning in January 2007, we did not record fuel expense and the related revenue for a portion of the United operations, due to United paying for fuel directly at certain airports. We also do not pay for or record fuel expense and the related revenue for Continental, Frontier or US Airways. The average price per gallon was $2.01 in 2007 and $2.13 in 2006.  The unit cost decreased to 2.7¢ in 2007 compared to 3.9¢ in 2006.

Landing fees increased by 40.2%, or $3.5 million, to $12.1 million in 2007 compared to $8.6 million in 2006. The increase is due mainly to a 17.1% increase in departures and a 13.0% increase in the average landing fee charged by the airports combined with an increase in the average landing weight per aircraft. Our fixed-fee agreements provide for a direct reimbursement of landing fees. The unit cost increased to 0.5¢ in 2007 compared to 0.4¢ in 2006.

Aircraft and engine rent increased by 32.8%, or $6.7 million, to $27.0 million in 2007 compared to $20.4 million in 2006 due mainly to a $6.1 million increase in aircraft rents of leased 70-seat regional jets since March 31, 2006 and the leases on additional spare engines. We also incurred $2.5 million in aircraft rents on CRJ-200 short-term leases. These increases were partially offset by the effect of purchasing five 50-seat regional jets from the lessors in the third quarter of 2006. The unit cost increased to 1.1¢ in 2007 compared to 1.0¢ in 2006.

Maintenance and repair expenses increased by 20.7%, or $4.6 million, to $27.0 million in 2007 compared to $22.4 million for 2006 due mainly to a $3.1 million increase in 70-seat regional jet maintenance expenses resulting from the increase in 70-seat operations in 2007. Additionally, maintenance expenses on our 50-seat operations increased $1.5 million over 2006 due to the introduction of the Continental CRJ flying, contractual rate increases on long-term maintenance agreements, and aircraft coming out of the warranty period. The unit cost remained unchanged at 1.1¢.

Insurance and taxes decreased 5.7%, or $0.2 million, to $4.0 million in 2007 compared to $4.3 million in 2006. The increase in operations was more than offset by a decline in the average insurance rates year over year coupled with a decrease in aircraft property taxes on our 50-seat aircraft. The unit cost remained unchanged at 0.2¢.

Depreciation and amortization increased 14.4%, or $3.1 million, to $24.5 million in 2007 compared to $21.4 million in 2006 due mainly to $3.8 million of additional depreciation on regional jet aircraft and related spare parts purchased over the past year. Amortization for takeoff and landing slots decreased $0.8 million due to slots at LaGuardia airport becoming fully amortized as of December 2006. The unit cost decreased to 1.0¢ in 2007 from 1.1¢ in 2006.

Other expenses increased 48.0%, or $7.6 million, to $23.3 million in 2007 from $15.7 million in 2006, due primarily to $6.5 million of increases in flight crew training and travel expenses, passenger catering costs, and administrative expenses to support the increased 70-seat and CRJ operations. Additionally, we recorded, as a reduction to expense, a $0.9 million gain on the sale of equipment in the first quarter of 2006. The unit cost increased to 0.9¢ in 2007 from 0.8¢ in 2006.

Interest expense increased 16.2% or $3.5 million, to $25.4 million in 2007 from $21.9 million in 2006 primarily due to interest on debt related to the financing of 16 regional jets during the past year. The weighted average interest rate increased to 6.4% in 2007 from 6.1% in 2006. The unit cost decreased to 1.0¢ in 2007 from 1.1¢ in 2006.

We incurred income tax expense of $12.9 million during 2007, compared to $11.1 million in 2006. The effective tax rates for 2007 and 2006 were 40.1% and 39.7%, respectively, which were higher than the statutory rate due to state income taxes and non-deductible meals and entertainment expense, primarily for our flight crews.

Due to operational disruptions resulting from higher than planned pilot attrition and integration of the CRJ fleet, the Company has reduced scheduled flying for our code-share partners for the months of May through September 2007 by 3-4%. We believe that there will be a negative financial impact on earnings through the fourth quarter of 2007 primarily due to reduced revenue levels and increased expenses related to pilot training. In connection therewith, the Company received a waiver from Continental with respect to certain performance metrics through March 31, 2007.

Liquidity and Capital Resources

    Historically, the Company has used internally generated funds, third-party financing and funds generated from common stock offerings to meet its working capital and capital expenditure requirements. As of March 31, 2007, the Company had $156.5 million in cash and a working capital surplus of $84.8 million.

    During the three months ended March 31, 2007, the Company obtained 14 aircraft, four of which were debt-financed and 10 leased. The total debt incurred for the four purchased aircraft was $83.1 million.

    Net cash from operating activities was $35.8 million for the three months ended March 31, 2007. Net cash from operating activities consists primarily of net income of $19.3 million, depreciation and amortization of $24.5 million, the changes in deferred income taxes of $12.2 million and debt issuance costs and other amortization of $2.4 million, offset by increases in accounts receivable of $3.3 million, prepaid and other current assets of $4.7 million, inventory of $3.1 million and other assets of $5.3 million and decreases in accounts payable and accrued liabilities of $6.5 million.

    Net cash used by investing activities was $(16.3) million for the three months ended March 31, 2007. The net cash used by investing activities consists of the down payments made to purchase four aircraft, the purchase of aircraft related equipment and aircraft deposits for future deliveries.

    Net cash used by financing activities was $(58.5) million for the three months ended March 31, 2007. The net cash used by financing activities included the Company’s purchase of its common stock for $41.0 million, scheduled debt payments and payments to the debt sinking fund of $21.3 million partially offset by $5.0 million of proceeds from the exercise of employee stock options.

    In April 2007, the Company sold its $91.0 million pre-petition unsecured creditor claim in the Delta Air Lines bankruptcy for $44.6 million. As of March 31, 2007, the Company has recorded a receivable for the proceeds of the sale of the pre-petition claim and a deferred credit of $44.6 million. The deferred credit will be amortized over the life of the agreements with Delta.

    The Company currently anticipates that its available cash resources, cash generated from operations and anticipated third-party financing arrangements will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

Aircraft Leases and Other Off-Balance Sheet Arrangements

    The Company has significant obligations for aircraft that are classified as operating leases, and are not reflected as liabilities on its balance sheet. These leases expire between 2009 and 2022. As of March 31, 2007, the Company’s total mandatory payments under operating leases aggregated approximately $1.2 billion and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $129.5 million.

    Other non-cancelable operating leases consist of engines, terminal space, operating facilities and office equipment. The leases expire through 2023. As of March 31, 2007, the Company’s total mandatory payments under other non-cancelable operating leases aggregated approximately $101.7 million. Total minimum annual other rental payments for the next 12 months are approximately $10.0 million.

Purchase Commitments

    The Company has substantial commitments for capital expenditures, including the acquisition of new aircraft. The Company intends to finance these aircraft through long-term loans or lease arrangements, although there can be no assurance the Company will be able to do so.

    As of March 31, 2007, the Company has a commitment to purchase 34 additional ERJ-170/175 regional jets. The current total list price of the 34 regional jets is $1.0 billion. During the three months ended March 31, 2007, the Company made aircraft deposits in accordance with the aircraft commitments of $10.0 million. The Company also has a commitment to acquire six spare aircraft engines with a current list price of approximately $26.1 million. These commitments are subject to customary closing conditions.

    In July 2006, the Company announced that it had reached an agreement to operate forty-four 50-seat regional jets for Continental Airlines, Inc. Twenty of the aircraft are ERJ-145 regional jets that will be transitioned from the Company’s current US Airways operations. The Company has firm commitments to lease 24 aircraft CRJ-200 regional jets, consistent with the terms of the Continental agreement. As of March 31, 2007, 14 CJR-200 and 4 ERJ145 regional jets were in operations. The remaining 26 aircraft are expected to be placed into service for Continental by July 2007 and will be operated for terms that vary from two to five years. Under certain conditions Continental may extend the term on the aircraft up to five additional years.

    In January 2007, the Company and Frontier entered into an agreement whereby the Company will operate seventeen 76-seat ERJ-170 regional jets. Four ERJ-170 regional jets were in the Company’s fleet but had not been allocated to a code-share partner and the remaining 13 aircraft will be funded by delivery positions available from the manufacturer. As of March 31, 2007, two of the ERJ-170 regional jets were in operation.

    During the three months ended March 31, 3007, the Company entered into a long-term maintenance agreement for wheels and brakes for the Company’s ERJ-170 regional jets. The term of the agreement is through February 2017.

    The Company’s commercial commitments at March 31, 2007 include letters of credit totaling $10.7 million expiring within one year.

    The Company anticipates cash payments for interest for the year ended 2007 to be approximately $108.9 million, and the Company does not anticipate significant tax payments in 2007.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

    The Company’s earnings are affected by changes in interest rates due to the amounts of variable rate debt and the amount of cash and securities held. The interest rate applicable to variable rate debt may rise and increase the amount of interest expense. At March 31, 2007 and December 31, 2006 all of the Company’s long-term debt was fixed rate debt. We anticipate that additional debt will be at fixed rates. However, the Company believes it could fund interest rate increases on additional variable rate long-term debt with the increased amounts of interest income.

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

Part II. OTHER INFORMATION

Item 1A. Risk Factors

    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “10-K”), which could materially affect our business, financial condition or future results. The risks described in our 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

    With respect to risk factors titled We are Dependent on our code-share relationships with our major partners and If the financial strength of any of our code-share partners decreases, our financial strength is at risk, the Delta amendments were approved by the Bankruptcy Court on March 27, 2007.

    With respect to the risk factor titled Wexford Capital has significant influence over our affairs by virtue of its significant ownership of our common stock and they may make decisions with which you disagree, WexAir LLC, which is owned by several investment funds managed by Wexford Capital, on a fully diluted basis, has decreased its beneficial ownership to approximately 11% of our common stock. As a result of its significant level of ownership, Wexford Capital and its affiliates continue to have significant influence over matters affecting us, including the election of directors as long as they own or control a significant percentage of our common stock. They may make decisions which you and other stockholders will not be able to affect by voting your shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)
Issued Purchases of Equity Securities
	(a) Total Number of Shares Purchased	(b) Average Price per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number of Shares that may yet be Purchased under the Plan or Program
Period
March 16, 2007	2,000,000 (1)	$20.50	2,000,000	0

(1) By 8-K dated March 19, 2007, the Company announced that it agreed to purchase 2,000,000 of its shares from WexAir LLC, the Company’s former majority holder.

Item 6.

Exhibits

(a)	Exhibits

10.16(g)
Amendment No. 2 to Loan and Security Agreement, by and among Bank of America, N.A., Chautauqua Airlines, Inc., Republic Airways Holdings Inc., Republic Airline Inc. and Shuttle America Corporation, dated as of March 21, 2007.

10.39(r)*	Amendment No. 18 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of January 12, 2007.

10.55(a)*	First Amendment to the Capacity Purchase Agreement, by and among Continental Airlines, Inc., Republic Airways Holdings Inc. and Chautauqua Airlines, Inc., dated as of January 8, 2007.

10.57	Evidence of Transfer of Claim Agreement by Republic Airways Holdings Inc. in favor of JPMorgan Chase Bank, N.A., dated as of April 11, 2007.

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

31.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

32.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

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

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: May 10, 2007	By: /s/ Bryan K. Bedford
Bryan K. Bedford
Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated: May 10, 2007	By: /s/ Robert H. Cooper
Robert H. Cooper
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)