Form 10-Q
period 2007-08-03
REPUBLIC AIRWAYS HOLDINGS INC
filed 2007-08-03
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)      ❒ Yes     ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 03, 2007, the latest practicable date.

Outstanding on
Class	August 03, 2007

Common Stock	41,450,007

TABLE OF CONTENTS

	Part I - Financial Information
Item 1.	Financial Statements:	3

	Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2007 and December 31, 2006.	3

	Condensed Consolidated Statements of Income (Unaudited) for the Three Months and Six Months Ended June 30, 2007 and 2006.	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2007 and 2006.	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

	Part II - Other Information

Item 1A.	Risk Factors	13

Item 4.	Submission of Matters to a Vote of the SecurityHolders	13

Item 6.	Exhibits	14

	Signatures	15

Exhibit 10.9 Agreement between Chautauqua Airlines, Inc. and the Flight Dispatchers in the employ of Chautauqua Airlines, Inc. as represented by Transport Workers Union of America, AFL-CIO, dated as of June 1, 2007.

Exhibit 10.39(s)*Amendment No. 19 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of June 22, 2007.

Exhibit 10.40(k)*Amendment No. 11 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of May 29, 2007.

Exhibit 10.40(l)*Amendment No. 12 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of June 22, 2007.

Exhibit 31.1 Certification by Chief Executive Officer

Exhibit 31.2 Certification by Chief Financial Officer

Exhibit 32.1 Certification by Chief Executive Officer

Exhibit 32.2 Certification by Chief Financial Officer

*A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2 of the Commission.

All other items of this report are inapplicable

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$234,390	$195,528
Receivables—net of allowance for doubtful accounts of $347 and $340 respectively	22,912	19,639
Inventories—net	37,875	31,821
Prepaid expenses and other current assets	15,656	11,411
Restricted cash	1,183	1,238
Deferred income taxes	8,017	3,467

Total current assets	320,033	263,104
Aircraft and other equipment—net	2,027,570	1,889,717
Intangible and other assets	203,579	192,285
Goodwill	13,335	13,335

Total	$2,564,517	$2,358,441

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$96,475	$86,688
Accounts payable	18,667	23,899
Accrued liabilities	95,776	92,458

Total current liabilities	210,918	203,045
Long-term debt—less current portion	1,594,775	1,482,115
Deferred credits and other non current liabilities	121,570	23,566
Deferred income taxes	170,615	140,886

Total liabilities	2,097,878	1,849,612
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; one vote per share; 150,000,000 shares authorized; 43,444,027 and 42,708,743 shares issued and 41,444,027 and 42,708,743 shares outstanding, respectively	43	43
Additional paid-in capital	290,806	281,826
Warrants	—	8,574
Treasury stock, 2,000,000 shares, at cost	(41,000)	—
Accumulated other comprehensive loss	(3,235)	(3,877)
Retained earnings	220,025	222,263

Total stockholders' equity	466,639	508,829

Total	$2,564,517	$2,358,441

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
OPERATING REVENUES:
Passenger	$316,485	$279,430	$600,887	$527,606
Charter revenue and ground handling	985	1,165	4,120	5,606
Other	2,843	3,718	5,749	8,445

Total operating revenues	320,313	284,313	610,756	541,657

OPERATING EXPENSES:
Wages and benefits	54,756	43,595	105,498	83,740
Aircraft fuel	78,184	82,137	145,133	158,660
Landing fees	13,184	10,492	25,236	19,086
Aircraft and engine rent	30,297	24,394	57,331	44,746
Maintenance and repair	32,480	24,522	59,486	46,903
Insurance and taxes	4,603	4,978	8,649	9,270
Depreciation and amortization	26,158	22,080	50,668	43,498
Other	26,105	19,555	49,380	35,277

Total operating expenses	265,767	231,753	501,381	441,180

OPERATING INCOME	54,546	52,560	109,375	100,477

OTHER INCOME (EXPENSE):
Interest expense	(26,128)	(21,961)	(51,532)	(43,830)
Other income	3,136	2,648	5,922	4,614

Total other income (expense)	(22,992)	(19,313)	(45,610)	(39,216)

INCOME BEFORE INCOME TAXES	31,554	33,247	63,765	61,261

INCOME TAX EXPENSE	12,513	12,992	25,444	24,106

NET INCOME	$19,041	$20,255	$38,321	$37,155

NET INCOME PER COMMON SHARE	$0.46	$0.48	$0.91	$0.89

DILUTED NET INCOME PER COMMON SHARE	$0.46	$0.47	$0.89	$0.86

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
NET CASH PROVIDED BY OPERATING ACTIVITIES	$137,106	$110,066

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(28,588)	(43,102)
Proceeds from sale of spare aircraft equipment	7,797	3,555
Aircraft deposits and other	(23,270)	(3,920)
Aircraft deposits returned	25,820	13,171

NET CASH FROM INVESTING ACTIVITIES	(18,241)	(30,296)

FINANCING ACTIVITIES:
Payments on short/long-term debt	(43,874)	(35,841)
Proceeds from exercise of stock options	7,774	1,078
Payments of debt issue costs	(2,903)	(2,497)
Purchase of treasury stock	(41,000)	—

NET CASH FROM FINANCING ACTIVITIES	(80,003)	(37,260)

NET CHANGE IN CASH AND CASH EQUIVALENTS	38,862	42,510

CASH AND CASH EQUIVALENTS—Beginning of period	195,528	162,005
CASH AND CASH EQUIVALENTS—End of period	$234,390	$204,515

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$50,290	$43,823
Income taxes paid	861	629

NON-CASH INVESTING & FINANCING TRANSACTIONS:
Aircraft, inventories, and other equipment purchased through financing arrangements from manufacturer	166,320	104,900
Refinancing aircraft debt from manufacturer to debt permanently financed	—	115,755
Parts, training and lease credits from aircraft manufacturer	(4,560)	(5,292)
Fair value of warrants surrendered by Delta Air Lines	49,103	—
Engine received and to be financed	3,281	—

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share and per share amounts)
1. Basis of Presentation

The unaudited condensed consolidated financial statements of Republic Airways Holdings Inc. and its subsidiaries (the “Company”) as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The subsidiaries include Chautauqua Airlines, Inc. (“Chautauqua Airlines”), Republic Airline Inc. (“Republic Airline”) and Shuttle America Corporation (“Shuttle America”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed March 15, 2007.

Revenue Recognition

Under the Company’s code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force No. 01-08, Determining Whether an Arrangement Contains a Lease, the Company has concluded that a component of its revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the three and six months ended June 30, 2007 and 2006 were $75,610 and $64,113, and $146,990 and $121,816, respectively, and have been included in passenger revenue in the Company’s condensed consolidated statements of income.

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

2. Delta Air Lines Amendments

In March 2007, Chautauqua Airlines and Shuttle America amended their fixed-fee agreements with Delta Air Lines (“Delta”). On March 27, 2007 the United States Bankruptcy Court for the Southern District of New York approved the amended agreements. Key terms of the amended agreements include the removal of all 15 thirty-seven seat ERJ-135 aircraft beginning in September 2008 at a rate of 2 aircraft per month, and effective May 1, 2007, an approximate 3% permanent reduction of block hour fees charged on Chautauqua Airlines’ remaining 24 fifty seat ERJ-145 and Shuttle America's 16 seventy seat ERJ-170 aircraft. In return for these amended terms, Delta agreed to surrender its warrants for 3,435,000 shares of the Company’s common stock, and the Company was granted a pre-petitioned, unsecured, general claim in the amount of $91,000 in Delta's Chapter 11 bankruptcy case. In April 2007, the Company sold the $91,000 pre-petition claim to a third party for $44,590 in cash.

In March 2007, the Company recorded a deferred credit of $44,590, which represented the net realizable value of the pre-petition claim on the approval date by the Bankruptcy Court. In addition, the Company recorded a deferred gain on the surrender of the warrants from Delta of $42,735, which was net of the write-off of the previously reported unamortized deferred warrant charge of $6,369. Stockholders' equity was reduced by $46,767, net of tax. The deferred credits for the proceeds of the pre-petition claim and the gain on the surrender of the warrants totaling $87,325 will be amortized as an adjustment to revenue over the remaining life of the agreements with Delta.

3. Risk Management

Beginning in April 2004, in anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, the Company entered into fourteen treasury lock agreements with notional amounts totaling $373,500 and a weighted average interest rate of 4.47% with expiration dates through June 2005. Management designated the treasury lock agreements as cash flow hedges of forecasted transactions. The treasury lock agreements were settled at each respective settlement date, which were the purchase dates of the respective aircraft. The Company settled all of the agreements during 2004 and 2005 and the net amount paid was $7,472, and was recorded in accumulated other comprehensive loss, net of tax. Amounts paid or received on the settlement date are reclassified to interest expense over the term of the respective aircraft debt. The Company reclassified $216 and $75, and $385 and $150 to interest expense during the three month and six month periods June 30, 2007 and 2006, respectively. The Company had an accumulated other comprehensive loss relating to treasury lock agreements as of June 30, 2007 and December 31, 2006 of $3,235 and $3,877.

4. Stock Compensation

The Company maintains stock-based compensation plans which allow for the issuance of nonqualified stock options to officers, other key employees of the Company, and to members of the Board of Directors. The Company accounts for stock compensation using the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)).

Employee Stock Options

In connection with employment agreements for certain key employees, the Company granted options to purchase shares of the Company's common stock with exercise prices ranging from $1.75 to $18.59. Certain stock options vest ratably over the term of the employment agreements (generally 48 months) and are exercisable for five years following the vesting dates. Additional options have been granted and these options vest ratably over periods ranging from 8 months to 48 months, and are exercisable until 10 years from the date of grant. During the first quarter of 2007, pursuant to certain amended employment agreements, 440,000 stock options were granted with an exercise price of $18.59 which vest ratably over 12 months beginning either July 31, 2007 or August 31, 2007.

The following table summarizes the activity under the Company's stock option plans for the six months ended June 30, 2007:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value In Thousands	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2007	1,725,577	$12.54
Granted	455,000	18.71
Exercised	697,651	11.14
Forfeited	49,793	13.53
Outstanding at June 30, 2007	1,433,133	$15.15	$7,458	8.3 years

Exercisable at June 30, 2007	696,325	$13.14	$5,021	7.5 years

Restricted Common Shares

During the six months ended June 30, 2007, pursuant to certain amended employment agreements, restricted shares were granted to purchase 37,633 shares of the Company’s common stock. The shares have a purchase price of $0.001 par value per share and vest ratably over 12 months beginning either July 31, 2007 or August 31, 2007. The fair value of all restricted shares granted was $700.

During the three and six months ended June 30, 2007, $776 ($466, net of tax) and $1,205 ($723, net of tax), respectively, was charged to expense for stock compensation. The total intrinsic value of options exercised during the six month period ended June 30, 2007 was $6,426. The Company has a policy of issuing new common shares to satisfy the exercise of stock options. As of June 30, 2007, there was $3,009 of total unrecognized pre-tax compensation cost related to non-vested share-based compensation arrangements that is expected to be recognized through 2010.

Non-employee Director Stock Options

The Company has also granted options for non-employee directors under the 2002 Equity Incentive Plan at a price equal to the fair market value of the Common Stock on the date of the grant. Each non-employee director was automatically granted options to purchase shares of common stock in May 2004 on the day prior to commencement of the initial public offering. The options vest over a 3 year period with 1/24 of the shares vesting monthly for the first 12 months and 1/48 of the shares vesting monthly over the remaining 24 months. The non-employee directors are to receive 2,500 options on the first trading day after each annual meeting of stockholders at which he or she is re-elected as a non-employee director. These options vest ratably over 12 months of continuous service. The non-employee options are exercisable until 10 years from the date of grant. During the six months ended June 30, 2007, 15,000 stock options were granted to non-employee directors.

5. Net Income Per Common Share

Net income per common share is based on the weighted average number of shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Weighted-average common shares outstanding for basic net income available for common shareholders per share	41,319,327	41,941,377	41,969,262	41,889,127

Effect of dilutive employee stock options, restricted stock and warrants	388,298	1,336,093	1,065,161	1,259,759

Adjusted weighted-average common shares outstanding and assumed conversions for diluted net income available for common shareholders per share	41,707,625	43,277,470	43,034,423	43,148,886

There were no employee stock options, restricted stock and warrants for the three and six months ended June 30, 2007 and 2006 excluded in the calculation of diluted net income per share due to their anti-dilutive impact.

6. Treasury Stock

In March 2007, the Company entered into an agreement with WexAir LLC, the Company's former majority stockholder, to purchase two million shares of its holdings in the Company’s common stock, par value $.001 per share, at a price of $20.50 per share, for total consideration of $41,000. The transaction was recorded as treasury stock on the Company’s consolidated balance sheet. Settlement of the transaction occurred on March 21, 2007.

7. Debt

During the six months ended June 30, 2007, the Company obtained 29 aircraft, eight of which were debt-financed and 21 leased. The debt was obtained from banks and the aircraft manufacturer for terms between 12 and 15 years at interest rates ranging from 6.59% to 7.18%. The total debt incurred for the eight aircraft was $166,320.

The Company’s revolving credit agreement with a bank was amended during the three months ended March 31, 2007. Among the significant amendments, the term was extended to March 31, 2009, the revolving credit facility was reduced to $15,000 and a liquidity covenant was added. The Company’s revolving credit agreement contains restrictive covenants that require, among other things, that the Company maintain a certain fixed charge coverage ratio, a debt to earnings leverage ratio and a liquidity covenant. The Company was in compliance with the covenants at June 30, 2007. As of June 30, 2007 and December 31, 2006, the Company had no outstanding borrowings under this agreement with the bank.

8. Commitments and Contingencies

As of June 30, 2007, the Company has 32 ERJ-170/175 regional jets on firm order. The current total list price for these 32 regional jets is $992,000. The Company has a commitment to obtain financing for all of these aircraft. The Company also has a commitment to acquire eleven spare aircraft engines with a current list price totaling approximately $47,900. These commitments are subject to customary closing conditions.

During the six months ended June 30, 2007, the Company made aircraft deposits in accordance with the aircraft commitments of $23,270 The aircraft deposits are included in other assets. All payments were made from cash generated from operations.

In July 2006, the Company announced that it had reached an agreement to operate forty-four 50-seat regional jets for Continental Airlines, Inc. Twenty of the aircraft are ERJ-145 regional jets that will be transitioned from the Company’s current US Airways operations. The Company has firm commitments to lease 24 aircraft CRJ-200 regional jets, consistent with the terms of the Continental agreement. As of June 30, 2007, 22 CRJ-200 and 16 ERJ-145 regional jets were in operation for Continental. The remaining six aircraft are expected to be placed into service for Continental by September 2007 and will be operated for terms that vary from two to five years. Under certain conditions Continental may extend the term on the aircraft up to five additional years.

In January 2007, the Company and Frontier entered into an agreement whereby the Company will operate seventeen, 76-seat ERJ-170 regional jets. As of June 30, 2007, four of the ERJ-170 regional jets were in operation and the remaining 13 aircraft will be funded by deliveries from the manufacturer.

During the three months ended June 30, 2007, the Company entered into long-term maintenance agreements for engines and APU’s for the Company’s CRJ-200 regional jets. The term of the engine agreement is through February 2010 and the term of the APU agreement is through December 2012.

9. Income Taxes

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

The Company adopted the provisions of FIN 48 on January 1, 2007. At December 31, 2006, the Company had $1,200 recorded for income tax contingencies for a probable loss for uncertain income tax positions. The total amount of unrecognized tax benefits as of the date of adoption was $3,500. As a result of the implementation of FIN 48, the Company recognized a $2,300 increase in the liability for the unrecognized tax benefits which was accounted for as a reduction to retained earnings and an increase to deferred tax liability. During the three and six months ended June 30, 2007, the Company recorded an additional $263 and $578, respectively, for unrecognized tax benefits.

All of the unrecognized tax benefits at June 30, 2007, if recognized, would affect the effective tax rate.

The Company did not record interest or penalties during the years ended December 31, 2006, 2005 and 2004 or six months ended June 30, 2007. No interest and penalties were accrued for payment at December 31, 2006 and 2005 or June 30, 2007. The Company would recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense if they occur. The adoption of FIN 48 on January 1, 2007, had no effect on the Company’s accrual for interest and penalties.

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

Overview

Republic Airways Holdings Inc., (“the Company”) is a Delaware holding company organized in 1996 that owns Chautauqua Airlines, Inc., (“Chautauqua Airlines”), Republic Airline Inc. (“Republic Airline”) and Shuttle America Corporation (“Shuttle America”). As of June 30, 2007, we offered scheduled passenger service on approximately 1,100 flights daily to 114 cities in 36 states, Canada, Jamaica and the Bahamas pursuant to code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), US Airways, Inc. (“US Airways”), Delta Air Lines, Inc. (“Delta”) and United Air Lines, Inc. (“United”), Continental Airlines, Inc. (“Continental”) and Frontier Airlines, Inc. (“Frontier”). In July 2006, we entered into a code-share agreement with Continental and we began flying for Continental in January 2007. Also, in January 2007, we entered into a code-share agreement with Frontier. We began flying for Frontier in March 2007. Currently, we provide our six partners with regional jet service, operating as AmericanConnection, US Airways Express, Delta Connection, United Express, Continental Express or Frontier, including service out of their hubs and focus cities in Atlanta, Boston, Denver, Chicago, Cincinnati, Columbus, Houston, Indianapolis, New York, Philadelphia, Pittsburgh, St. Louis and Washington, D.C. (Dulles and National).

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

For the six months ended June 30, 2007, US Airways accounted for approximately 22% of the Company’s passenger revenues, Delta accounted for approximately 34%, American accounted for approximately 10%, United accounted for approximately 26%, Continental accounted for approximately 7% and Frontier accounted for 1%.

Certain Statistical Information

	Operating Expenses per ASM in cents
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Wages and benefits	1.95	1.93	2.01	1.98
Aircraft fuel	2.79	3.64	2.76	3.76
Landing fees	0.47	0.46	0.48	0.45
Aircraft and engine rent	1.08	1.08	1.09	1.06
Maintenance and repair	1.16	1.09	1.13	1.11
Insurance and taxes	0.16	0.22	0.16	0.22
Depreciation and amortization	0.93	0.98	0.96	1.03
Other	0.93	0.87	0.94	0.84
Total operating expenses	9.49	10.27	9.53	10.45

Interest expense	0.93	0.97	0.98	1.04

Total operating expenses and interest expense	10.42	11.24	10.51	11.49

Total operating expenses and interest expense less fuel	7.63	7.60	7.75	7.73

The following table sets forth the major operational statistics and the percentage-of-change for the periods identified below:

	Three Months Ended June 30,				Six Months Ended June 30,
	Increase/(Decrease)				Increase/(Decrease)
	2007	2007-2006		2006	2007	2007-2006		2006
Revenue passengers	4,134,981	24.2%		3,328,129	7,385,277	25.5%		5,883,377
Revenue passenger miles (000) (1)	2,193,603	26.4%		1,735,977	3,904,301	25.5%		3,110,267
Available seat miles (000) (2)	2,801,158	24.1%		2,257,596	5,253,942	24.4%		4,222,798
Passenger load factor (3)	78.3%	1.4	pp	76.9%	74.3%	0.6	pp	73.7%
Cost per available seat mile (cents) (4)	10.42	(7.3%)		11.24	10.51	(8.5%)		11.49
Average price per gallon of fuel (5)	$2.42	7.6%		$2.25	$2.22	1.0%		$2.20
Fuel gallons consumed (6)	32,314,077	(11.5%)		36,496,459	65,376,118	(9.5%)		72,214,458
Block hours (7)	165,878	21.4%		136,620	315,618	22.2%		258,252
Average length of aircraft flight (miles)	522	1.2%		516	521	0.2%		520
Average daily utilization of each aircraft (hours) (8)	10.3	0.0%		10.3	10.3	1.0%		10.2
Actual aircraft in service at end of the period	204	22.9%		166	204	22.9%		166

(1) Revenue passenger miles are the number of scheduled miles flown by revenue passengers.
(2) Available seat miles is the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(3) Revenue passenger miles divided by available seat miles.
(4) Total operating and interest expenses divided by available seat miles.
(5) Cost of aircraft fuel in gallons, including fuel taxes and into-plane fees.
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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Operating revenue in 2007 increased by 12.7%, or $36.0 million, to $320.3 million in 2007 compared to $284.3 million in 2006. The increase was due to fixed-fee revenue earned from 38 additional regional jets that were added to revenue service since June 30, 2006. Twenty-two were added for Continental, 11 were added for US Airways, four were added for Frontier and one was added for Delta.

Total operating and interest expenses increased by 15.0% or $38.2 million, to $291.9 million in 2007 compared to $253.7 million in 2006 due to the increase in flight operations. The unit cost on total operating and interest expenses, excluding fuel charges, remained unchanged at 7.6¢. Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 25.6%, or $11.2 million, to $54.8 million for 2007 compared to $43.6 million for 2006. The increase was due mainly to an $8.0 million increase in flight crew and maintenance operations wage expense to support the increase in regional jet operations and a $2.4 million increase in related employee benefit costs resulting from the additional wage expense and increased costs for employee welfare programs.  We recorded stock based compensation expense of $0.8 million in 2007 compared to $0.4 million in 2006. The cost per available seat mile increased from 1.9¢ in 2006 to 2.0¢ in 2007.

Aircraft fuel expense decreased 4.8%, or $4.0 million, to $78.2 million for 2007 compared to $82.1 million for 2006 due to an 11% decrease in the in the amount of gallons consumed partially offset by a 7.6% increase in the average price per gallon from $2.25 in 2006 to $2.42 in 2007.  Beginning in January 2007, we did not record fuel expense and the related revenue for a portion of the United operations, due to United paying for fuel directly at certain airports.  We also do not pay for or record fuel expense and the related revenue for Continental, Frontier, or US Airways operations.  The unit cost decreased from 3.6¢ in 2006 to 2.8¢ in 2007.

Landing fees increased by 25.7%, or $2.7 million, to $13.2 million in 2007 compared to $10.5 million in 2006. The increase is due to a 16% increase in departures, combined with a heavier average landing weight per departure caused by the additional 70+ seat regional jets.  Our fixed-fee agreements provide for a direct reimbursement of landing fees.  The unit cost remained unchanged at 0.5¢.

Aircraft and engine rent increased by 24.2%, or $5.9 million, to $30.3 million in 2007 compared to $24.4 million in 2006 due mainly to a $7.3 million increase in aircraft rents on the additional 25 leased regional jets since June 2006 and leases on additional spare engines, partially offset by the purchase of 5 previously leased regional jets in the third quarter of 2006. The unit cost remained unchanged at 1.1¢.

Maintenance and repair expenses increased by 32.5%, or $8.0 million, to $32.5 million in 2007 compared to $24.5 million for 2006. The increase is due mainly to the increased level of operations for both 50-seat and 70-seat flying, increasing our payments for long-term maintenance agreements by $4.9 million.  Additionally, heavy maintenance, or c-check expenses increased by $0.8 million and damage related expenses, combined with out of warranty costs, increased $2.3 million. The unit cost increased from 1.1¢ in 2006 to 1.2¢ in 2007.

Insurance and taxes decreased 7.5% or $0.4 million to $4.6 million in 2007 compared to $5.0 million in 2006.  The increase in operations was more than offset by a decline in the average insurance rates year over year.  The unit cost remained unchanged in 2006 and in 2007 at 0.2¢.

Depreciation and amortization increased 18.5%, or $4.1 million, to $26.2 million in 2007 compared to $22.1 million in 2006 due mainly to $4.3 million of additional depreciation on 18 regional jet aircraft purchased since June 30, 2006.  The amortization for aircraft take-off and landing slots was $0.1 million in 2007 compared to $0.9 million in 2006. The cost per available seat mile decreased to 0.9¢ in 2007 compared to 1.0¢ in 2006.

Other expenses increased 33.5%, or $6.5 million, to $26.1 million in 2007 from $19.6 million in 2006, due primarily to $6.2 million of increases in pilot training expenses, flight crew travel expenses, passenger catering costs, and administrative expenses to support the increased regional jet operations.  The unit cost remained unchanged at 0.9¢.

Interest expense increased 19.0% or $4.2 million, to $26.1 million in 2007 from $22.0 million in 2006 primarily due to interest on debt related to the purchase of 18 regional jet aircraft since June 30, 2006. The weighted average interest rate increased to 6.2% in 2007 from 6.1% in 2006. The unit cost decreased to 0.9¢ in 2007 compared to 1.0¢ in 2006.

We incurred income tax expense of $12.5 million during 2007, compared to $13.0 million in 2006. The effective tax rate for 2007 of 39.7% is higher than the statutory rate due to state income taxes.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Operating revenue in 2007 increased by 12.8%, or $69.1 million, to $610.8 million in 2007 compared to $541.7 million in 2006. The increase was due to fixed-fee revenue earned from 38 additional regional jets that were added to revenue service since June 30, 2006. Twenty-two were added for Continental, 11 were added for US Airways, four were added for Frontier and one was added for Delta.

Total operating and interest expenses increased by 14.0% or $67.9 million, to $552.9 million in 2007 compared to $485.0 million in 2006 due to the increase in flight operations. The unit cost on total operating and interest expenses, excluding fuel charges, increased 0.3% to 7.8¢ in 2007 from 7.7¢ in 2006. Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 26.0%, or $21.8 million, to $105.5 million for 2007 compared to $83.7 million for 2006. The increase was due mainly to a $15.8 million increase in flight crew and maintenance operations wage expense to support the increase in regional jet operations and a $5.5 million increase in related employee benefit costs resulting from the additional wage expense and increased costs for employee welfare programs.  We recorded stock based compensation expense of $1.2 million in 2007 compared to $0.6 million in 2006.  The cost per available seat mile remained unchanged at 2.0¢.

Aircraft fuel expense decreased 8.5%, or $13.5 million, to $145.1 million for 2007 compared to $158.7 million for 2006 due to a 9% decrease in the amount of gallons consumed. The average price per gallon was $2.22 in 2007 compared to $2.20 in 2006. The unit cost decreased to 2.8¢ in 2007 compared to 3.8¢ in 2006.

Landing fees increased by 32.2%, or $6.2 million, to $25.2 million in 2007 compared to $19.1 million in 2006. The increase was due to 16% more departures and a higher average fee charged by the airports in 2007. The unit cost remained unchanged at 0.5¢.

Aircraft and engine rent increased by 28.1%, or $12.6 million, to $57.3 million in 2007 compared to $44.7 million in 2006 due mainly to a $15.8 million increase in aircraft rents on the additional 25 leased regional jets since June 2006 and leases on additional spare engines, partially offset by the purchase of 5 previously leased regional jets in the third quarter of 2006.  The unit cost remained unchanged at 1.1¢.

Maintenance and repair expenses increased by 26.8%, or $12.6 million, to $59.5 million in 2007 compared to $46.9 million for 2006. The increase is due mainly to the increased level of operations for both 50-seat and 70-seat flying, increasing our payments for long-term maintenance agreements by $5.9 million  Additionally, heavy maintenance, or c-check expenses increased by $1.9 million and damage related expenses, combined with out of warranty costs, increased $4.4 million.  The unit cost remained unchanged at 1.1¢.

Insurance and taxes decreased 6.7%, or $0.6 million to $8.6 million in 2007 compared to $9.3 million in 2006.  The increase in operations was more than offset by a decline in the average insurance rates year over year.  The unit cost remained unchanged at 0.2¢.

Depreciation and amortization increased 16.5%, or $7.2 million, to $50.7 million in 2007 compared to $43.5 million in 2006 due mainly to $7.5 million of additional depreciation on 18 regional jet aircraft purchased since June 30, 2006. The amortization for aircraft take-off and landing slots was $0.2 million in 2007 compared to $1.8 million in 2006.  The cost per available seat mile remained unchanged at 1.0¢.

Other expenses increased 40.0%, or $14.1 million, to $49.4 million in 2007 from $35.3 million in 2006, due primarily to $12.3 million of increases in pilot training expenses, flight crew travel expenses, passenger catering costs, and administrative expenses to support the increased regional jet operations. The unit cost increased to 0.9¢ in 2007 compared to 0.8¢ in 2006.

Interest expense increased 17.6% or $7.7 million, to $51.5 million in 2007 from $43.8 million in 2006 primarily due to interest on debt related to the purchase of 18 additional regional jet aircraft since June 30, 2006. The weighted average interest rate remained unchanged at 6.1%.  The unit cost remained unchanged at 1.0¢.

We incurred income tax expense of $25.4 million during 2007, compared to $24.1 million in 2006. The effective tax rate for 2007 of 39.9% is higher than the statutory rate due to state income taxes.

Liquidity and Capital Resources

Historically, the Company has used internally generated funds, third-party financing and funds generated from common stock offerings to meet its working capital and capital expenditure requirements. As of June 30, 2007, the Company had $234.4 million in cash and a working capital surplus of $109.1 million.

During the six months ended June 30, 2007, the Company obtained 29 aircraft, eight of which were debt-financed and 21 leased. The total debt incurred for the eight purchased aircraft was $166.3 million.

Net cash from operating activities was $137.1 million for the six months ended June 30, 2007. Net cash from operating activities consists primarily of net income of $38.3 million, the receipt of the Delta pre-petition claim of $44.6 million, adjustments to reconcile net income to net cash from operating activities consisting of depreciation and amortization of $50.7 million, the changes in deferred income taxes of $23.2 million, debt issuance costs and other amortization of $3.2 million, and the effects of changes in certain assets and liabilities consisting of increases in accounts receivable of $2.2 million, prepaid and other current assets of $4.2 million, inventory of $6.1 million, other assets of $16.0 million, offset by an increase in accounts payable and accrued liabilities of $5.6 million.

Net cash used by investing activities was $(18.2) million for the six months ended June 30, 2007. The net cash used by investing activities consists of the down payments made to purchase eight aircraft, the purchase of aircraft related equipment and aircraft deposits for future deliveries.

Net cash used by financing activities was $(80.0) million for the six months ended June 30, 2007. The net cash used by financing activities included the Company’s purchase of its common stock for $41.0 million, scheduled debt payments and debt issuance costs payments of $46.8 million offset by $7.8 million of proceeds from the exercise of employee stock options.

The Company currently anticipates that its available cash resources, cash generated from operations and anticipated third-party financing arrangements will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

Aircraft Leases and Other Off-Balance Sheet Arrangements

The Company has significant obligations for aircraft that are classified as operating leases, and are not reflected as liabilities on its balance sheet. These leases expire between 2009 and 2022. As of June 30, 2007, the Company’s total mandatory payments under operating leases aggregated approximately $1.3 billion and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $145.5 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities and office equipment. The leases expire through 2023. As of June 30, 2007, the Company’s total mandatory payments under other non-cancelable operating leases aggregated approximately $111.8 million. Total minimum annual other rental payments for the next 12 months are approximately $10.8 million.

Purchase Commitments

The Company has substantial commitments for capital expenditures, including the acquisition of new aircraft. The Company intends to finance these aircraft through long-term loans or lease arrangements, although there can be no assurance the Company will be able to do so.

As of June 30, 2007, the Company has a commitment to purchase 32 additional ERJ-170/175 regional jets. The current total list price of the 32 regional jets is approximately $992.0 million.   During the six months ended June 30, 2007, the Company made aircraft deposits in accordance with the aircraft commitments of $23.3 million. The Company also has a commitment to acquire 11 spare aircraft engines with a current list price of approximately $47.9 million. These commitments are subject to customary closing conditions.

In July 2006, the Company announced that it had reached an agreement to operate forty-four 50-seat regional jets for Continental Airlines, Inc. Twenty of the aircraft are ERJ-145 regional jets that will be transitioned from the Company’s current US Airways operations. The Company has firm commitments to lease 24 aircraft CRJ-200 regional jets, consistent with the terms of the Continental agreement. As of June 30, 2007, 22 CJR-200 and 16 ERJ-145 regional jets were in operation for Continental. The remaining six aircraft are expected to be placed into service for Continental by September 2007 and will be operated for terms that vary from two to five years. Under certain conditions Continental may extend the term on the aircraft up to five additional years.

In January 2007, the Company and Frontier entered into an agreement whereby the Company will operate seventeen, 76-seat ERJ-170 regional jets. As of June 30, 2007, four of the ERJ-170 regional jets were in operation and the remaining 13 aircraft will be funded by deliveries from the manufacturer.

During the three months ended June 30, 2007, the Company entered into long-term maintenance agreements for engines and APU’s for the Company’s CRJ-200 regional jets. The term of the engine agreement is through February 2010 and the term of the APU agreement is through December 2012.

The Company’s commercial commitments at June 30, 2007 include letters of credit totaling $11.9 million expiring within one year.

The Company anticipates cash payments for interest for the year ended 2007 to be approximately $106.3 million, and the Company does not anticipate significant tax payments in 2007.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

The Company’s earnings are affected by changes in interest rates due to amount of cash and securities held. At June 30, 2007 and December 31, 2006 all of the Company’s long-term debt was fixed rate debt. We anticipate that additional debt will be at fixed rates.

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

Part II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “10-K”) and Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the "10-Q"), which could materially affect our business, financial condition or future results. The risks described in our 10-K and 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on June 6, 2007, three proposals were voted upon by the Company’s stockholders. A description of the proposals and a tabulation of the votes follows:

1.    To elect seven directors to hold office until the 2008 Annual Meeting of Stockholders and until their respective successors shall have been duly elected and qualified. All seven nominees were elected:

	For Nominee	Authority Withheld From Nominee
Bryan K. Bedford	33,902,769	1,529,876
Lawrence J. Cohen	33,474,996	1,957,649
Joseph M. Jacobs	29,505,225	5,927,420
Douglas J. Lambert	33,752,836	1,679,809
Mark E. Landesman	34,431,570	1,001,075
Jay L. Maymudes	29,096,977	6,335,668
Mark L. Plaumann	31,495,242	3,937,403

2.           To approve the Republic Airways Holdings Inc. 2007 Equity Incentive Plan. The Republic Airways Holdings Inc. 2007 Equity Incentive Plan was approved:

For	Against	Abstain
17,408,964	15,259,695	8,712

3.           To approve an Amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 75,000,000 to 150,000,000. The Amendment to the Company’s Amended and Restated Certificate of Incorporation was approved:

For	Against	Abstain
28,516,164	6,905,209	11,269

Item 6.

Exhibits

(a)	Exhibits

10.9
Agreement between Chautauqua Airlines, Inc. and the Flight Dispatchers in the employ of Chautauqua Airlines, Inc. as represented by Transport Workers Union of America, AFL-CIO, dated as of June 1, 2007.

10.39(s)*	Amendment No. 19 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of June 22, 2007.

10.40(k)*	Amendment No. 11 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of May 29, 2007.

10.40(l)*	Amendment No. 12 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of June 22, 2007.

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

31.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

32.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

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

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: August 03, 2007	By: /s/ Bryan K. Bedford
Bryan K. Bedford
Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated: August 03, 2007	By: /s/ Robert H. Cooper
Robert H. Cooper
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)