Form 10-Q
period 2007-11-02
REPUBLIC AIRWAYS HOLDINGS INC
filed 2007-11-02
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   ❒Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 03, 2007, the latest practicable date.

Outstanding on
Class	November 2, 2007

Common Stock	36,469,128

TABLE OF CONTENTS

	Part I - Financial Information
Item 1.	Financial Statements:	3

	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2007 and December 31, 2006.	3

	Condensed Consolidated Statements of Income (Unaudited) for the Three and Nine Months Ended September 30, 2007 and 2006.	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2007 and 2006.	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

	Part II - Other Information
Item 1A.	Risk Factors	15

Item 6.	Exhibits	16

	Signatures	17

Exhibit 10.39(t)* Amendment No. 20 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as October 18, 2007.

Exhibit 10.40(m)* Amendment No. 13 to Letter Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of October 18, 2007.

Exhibit 10.41(a)* First Amendment to United Express Agreement, by and between United Air Lines, Inc. and Shuttle America Corp., dated as of August 21, 2007.

Exhibit 10.45(b)*   Amendment Number Two to Delta Connection Agreement, by and among Delta Air Lines, Inc., Shuttle America Corp. (as assignee of Republic Airline Inc.) and Republic Airways Holdings Inc., dated as of August 21, 2007.

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

All other items of this report are inapplicable

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$183,119	$195,528
Receivables—net of allowance for doubtful accounts of $347 and $340 respectively	28,499	19,639
Inventories—net	40,611	31,821
Prepaid expenses and other current assets	12,953	11,411
Restricted cash	4,763	1,238
Deferred income taxes	9,349	3,467

Total current assets	279,294	263,104
Aircraft and other equipment—net	2,145,898	1,889,717
Intangible and other assets	199,950	192,285
Goodwill	13,335	13,335

Total	$2,638,477	$2,358,441

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$103,221	$86,688
Accounts payable	17,547	23,899
Accrued liabilities	109,567	92,458

Total current liabilities	230,335	203,045
Long-term debt—less current portion	1,682,920	1,482,115
Deferred credits and other non current liabilities	114,712	23,566
Deferred income taxes	173,074	140,886

Total liabilities	2,201,041	1,849,612
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; one vote per share; 150,000,000 shares authorized; 43,461,187 and 42,708,743 shares issued and 38,174,187 and 42,708,743 shares outstanding, respectively	43	43
Additional paid-in capital	291,776	281,826
Warrants	—	8,574
Treasury stock, 5,287,000 shares, at cost	(105,318)	—
Accumulated other comprehensive loss	(3,136)	(3,877)
Retained earnings	254,071	222,263

Total stockholders' equity	437,436	508,829

Total	$2,638,477	$2,358,441

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
OPERATING REVENUES:
Passenger	$325,974	$301,314	$926,861	$828,920
Charter revenue and ground handling	905	1,098	5,025	6,704
Other	3,203	3,720	8,952	12,165

Total operating revenues	330,082	306,132	940,838	847,789

OPERATING EXPENSES:
Wages and benefits	58,187	46,415	163,685	130,155
Aircraft fuel	71,682	89,766	216,815	248,426
Landing fees	14,140	11,382	39,376	30,468
Aircraft and engine rent	33,706	25,130	91,037	69,876
Maintenance and repair	36,115	28,953	95,601	75,856
Insurance and taxes	5,567	4,710	14,216	13,980
Depreciation and amortization	27,061	23,824	77,729	67,322
Other	26,197	19,398	75,577	54,675

Total operating expenses	272,655	249,578	774,036	690,758

OPERATING INCOME	57,427	56,554	166,802	157,031

OTHER INCOME (EXPENSE):
Interest expense	(26,903)	(22,942)	(78,435)	(66,772)
Other income	3,108	2,633	9,030	7,247

Total other income (expense)	(23,795)	(20,309)	(69,405)	(59,525)

INCOME BEFORE INCOME TAXES	33,632	36,245	97,397	97,506

INCOME TAX EXPENSE	13,462	14,313	38,906	38,419

NET INCOME	$20,170	$21,932	$58,491	$59,087

NET INCOME PER COMMON SHARE	$0.50	$0.52	$1.41	$1.41

DILUTED NET INCOME PER COMMON SHARE	$0.49	$0.50	$1.38	$1.36

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
NET CASH PROVIDED BY OPERATING ACTIVITIES	$200,539	$167,816

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(58,411)	(76,807)
Proceeds from sale of spare aircraft equipment	11,756	3,556
Aircraft deposits and other	(36,708)	(47,708)
Aircraft deposits returned	39,903	21,953

NET CASH FROM INVESTING ACTIVITIES	(43,460)	(99,006)

FINANCING ACTIVITIES:
Payments on short/long-term debt	(66,985)	(55,270)
Proceeds from exercise of stock options	8,000	1,904
Payments of debt issue costs	(5,185)	(4,677)
Purchase of treasury stock	(105,318)	—

NET CASH FROM FINANCING ACTIVITIES	(169,488)	(58,043)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,409)	10,767

CASH AND CASH EQUIVALENTS—Beginning of period	195,528	162,005
CASH AND CASH EQUIVALENTS—End of period	$183,119	$172,772

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$76,170	$65,544
Income taxes paid	1,349	701

NON-CASH INVESTING & FINANCING TRANSACTIONS:
Aircraft, inventories, and other equipment purchased through financing arrangements from manufacturer	284,323	216,610
Refinancing aircraft debt from manufacturer to debt permanently financed	—	132,291
Parts, training and lease credits from aircraft manufacturer	(7,980)	(6,930)
Fair value of warrants surrendered by Delta Air Lines	49,103	—
Engine received and other spare parts to be financed or paid	4,961	—

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share amounts)

1. Basis of Presentation

The unaudited condensed consolidated financial statements of Republic Airways Holdings Inc. and its subsidiaries (the “Company”) as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The subsidiaries include Chautauqua Airlines, Inc. (“Chautauqua Airlines”), Republic Airline Inc. (“Republic Airline”) and Shuttle America Corporation (“Shuttle America”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed March 15, 2007.

Revenue Recognition

Under the Company’s code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force No. 01-08, Determining Whether an Arrangement Contains a Lease, the Company has concluded that a component of its revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the three and nine months ended September 30, 2007 and 2006 were $79,650 and $67,850, and $226,550 and $189,670, respectively, and have been included in passenger revenue in the Company’s condensed consolidated statements of income.

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

As a result of the Delta amendment, in March 2007, the Company recorded a deferred credit of $44,590, which represented the net realizable value of the pre-petition claim on the approval date by the Bankruptcy Court. In addition, the Company recorded a deferred gain on the surrender of the warrants from Delta of $42,735, which was net of the write-off of the previously reported unamortized deferred warrant charge of $6,369. Stockholders' equity was reduced by $46,767, net of tax, resulting from the surrender of the warrants and their retirement.  During September 2007, after determining that the warrant transaction would not be subject to taxation,  the Company recorded a deferred tax asset and increased stockholders’ equity by $13,876, reflecting the book and tax basis difference associated with the surrender of the warrants.  The deferred credits for the proceeds of the pre-petition claim and the gain on the surrender of the warrants totaling $87,325 will be amortized as an adjustment to revenue over the remaining life of the agreements with Delta.

On August 21, 2007, the Company and its wholly-owned subsidiary Shuttle America amended their Jet Services Agreement with Delta Air Lines, Inc. to provide for the replacement of sixteen, 70-seat ERJ-170 regional aircraft operating as Delta Connection with sixteen 76-seat ERJ-175 regional jet aircraft.  The new aircraft are expected to be placed into service during the second half of 2008 and the first quarter of 2009.

3. United Air Lines Amendments

On August 21, 2007, the Company and Shuttle America amended their Jet Services Agreement with United Air Lines, Inc. to provide for the operation of ten additional 70-seat ERJ-170 regional jet aircraft as United Express.  The aircraft are expected to be placed into service during the fourth quarter of 2008 and the first quarter of 2009.

4. US Airways “Jet for Jobs” Program

During the quarter ended September 30, 2007, the Company was informed by US Airways that US Airways will recall all remaining pilots which have been made available under the “Jets for Jobs” program.  The “Jet for Jobs” program is a US Airways program that offered regional jet flight deck jobs to furloughed US Airways pilots.   The recall will occur between November 2007 and April 2008. Due to the pilot recall, the Company currently believes that the in-service dates of additional aircraft into its US Airways operations will be delayed. The delay will affect 11 ERJ-175 aircraft currently scheduled to begin service between December 2007 and June 2008. The Company currently estimates the average service delay for the aircraft to be approximately two months.

5. Risk Management

Beginning in April 2004, in anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, the Company entered into fourteen treasury lock agreements with notional amounts totaling $373,500 and a weighted average interest rate of 4.47% with expiration dates through June 2005. Management designated the treasury lock agreements as cash flow hedges of forecasted transactions. The treasury lock agreements were settled at each respective settlement date, which were the purchase dates of the respective aircraft. The Company settled all of the agreements during 2004 and 2005 and the net amount paid was $7,472, and was recorded in accumulated other comprehensive loss, net of tax. Amounts paid or received on the settlement date are reclassified to interest expense over the term of the respective aircraft debt. The Company reclassified $165 and $75, and $550 and $225 to interest expense during the three month and nine month periods ended September 30, 2007 and 2006, respectively. The Company had an accumulated other comprehensive loss relating to treasury lock agreements as of September 30, 2007 and December 31, 2006 of $3,136 and $3,877.

6. Stock Compensation

The Company maintains stock-based compensation plans which allow for the issuance of nonqualified stock options to officers, other key employees of the Company, and to members of the Board of Directors. The Company accounts for stock compensation using the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)).

Employee Stock Options

In connection with employment agreements for certain key employees, the Company granted options to purchase shares of the Company's common stock with exercise prices ranging from $1.75 to $19.12. These stock options generally vest ratably over the term of the employment agreements and are exercisable for 10 years from the date of grant.  The exercise price of stock options is equal to the fair market value of the Company’s common stock on the date of the grant.

The following option grants were issued pursuant to the 2007 Stock Equity Incentive Plan.  During the quarter ended September 30, 2007, pursuant to certain amended employment agreements, 600,000 stock options were granted with an exercise price of $19.12 which vest ratably over 12 months beginning either July 31, 2008 or August 31, 2008.  Additionally, 680,000 stock options were granted to certain employees with an exercise price of $19.12 and vest ratably over 48 months beginning September 30, 2007.

The Company estimates the fair value of stock options issued using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Dividends were based on an estimated dividend yield. The risk-free rates for the periods within the contractual life of the option are based on the U.S. Treasury rates in effect at the time of the grant. The forfeiture rate is based on historical information and management’s best estimate of future forfeitures. The expected term of options granted is derived from historical exercise experience and represents the period of time the Company expects options granted to be outstanding. Option valuation models require the input of subjective assumptions including the expected volatility and lives. Actual values of grants could vary significantly from the results of the calculations.   For the 600,000 and 680,000 common stock options granted during the three months ended September 30, 2007, the following assumptions were used in the Black-Scholes model: expected lives of, 1.9 years and 4.1 years and risk-free rates of, 4.26% and 4.21%, respectively.   The volatility used for both grants was 36.9%.  The weighted average grant date fair values were $4.47 and $6.83, respectively.

The following table summarizes the activity under the Company's stock option plans for the nine months ended September 30, 2007:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value In Thousands	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2007	1,725,577	$12.54
Granted	1,735,000	19.01
Exercised	714,811	11.19
Forfeited	58,334	14.03
Outstanding at September 30, 2007	2,687,432	$17.05	$11,085	9.0 years

Exercisable at September 30, 2007	853,750	$13.88	$6,225	7.5 years

Restricted Common Shares

During the nine months ended September 30, 2007, pursuant to certain amended employment agreements, restricted shares were granted to purchase 37,633 shares of the Company’s common stock. The shares have a purchase price of $0.001 par value per share and vest ratably over 12 months beginning either July 31, 2007 or August 31, 2007. The fair value of all restricted shares granted was $700.

Stock Compensation Expense

During the three and nine months ended September 30, 2007, $745 ($477, net of tax) and $1,950 ($1,170, net of tax), respectively, was charged to expense for stock compensation. The total intrinsic value of options exercised during the nine month period ended September 30, 2007 was $6,426. The Company has a policy of issuing new common shares to satisfy the exercise of stock options. As of September 30, 2007, there was $8,723 of total unrecognized pre-tax compensation expense related to non-vested share-based compensation arrangements that is expected to be recognized through 2011.

Non-employee Director Stock Options

The Company has also granted options for non-employee directors under the 2002 Equity Incentive Plan at a price equal to the fair market value of the Common Stock on the date of the grant. Each non-employee director was automatically granted options to purchase shares of common stock in May 2004 on the day prior to commencement of the initial public offering. The options vest over a 3 year period with 1/24 of the shares vesting monthly for the first 12 months and 1/48 of the shares vesting monthly over the remaining 24 months. The non-employee directors are to receive 2,500 options on the first trading day after each annual meeting of stockholders at which he or she is re-elected as a non-employee director. These options vest ratably over 12 months of continuous service. The non-employee options are exercisable until 10 years from the date of grant. During the nine months ended September 30, 2007, 15,000 stock options were granted to non-employee directors.

7. Net Income Per Common Share

Net income per common share is based on the weighted average number of shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Weighted-average common shares outstanding for basic net income per share	40,582,516	42,205,300	41,501,934	41,995,676

Effect of dilutive employee stock options, restricted stock and warrants	285,896	1,333,880	813,020	1,301,173

Adjusted weighted-average common shares outstanding and assumed conversions for diluted net income per share	40,868,412	43,539,180	42,314,954	43,296,849

The Company excluded 1,768,458 and 1,366,167 of employee stock options from the calculation of diluted net income per share due to their anti-dilutive impact for the three and nine months ended September 30, 2007 respectively. There were no exclusions in 2006.

8. Treasury Stock

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

On August 28, 2007, the Company’s Board of Directors authorized the purchase of up to $100,000 of the Company’s common stock.  The shares will be purchased on the open market or through privately-negotiated transactions from time-to-time during the twelve month period following the authorization.  Under the authorization, the timing and amount of purchase would be based upon market conditions, securities law limitations and other factors.  The stock buy-back program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice.

On September 4, and September 11, 2007, Republic Airways Holdings Inc. and WexAir RJET LLC (“WexAir”), an affiliate of the Company’s former majority stockholder, entered into Stock Purchase Agreements (the “Agreements”) dated as of September 4, 2007 and September 11, 2007, respectively.  Pursuant to the terms of the Agreements, Republic purchased, on September 4, 2007, two million shares and on September 11, 2007, one million shares of its Common Stock, par value $.001 per share, from WexAir at a price of $19.20 per share and $20.20 per share, respectively for a total consideration of $58,600.  Settlement of the transactions occurred on September 7, and September 11, 2007, respectively.

An additional 287,000 shares of the Company’s common stock was purchased on the open market on various dates during September 2007, at a weighted average price of $19.92 for total consideration of $5,700.  During the nine months ended September 30, 2007 the Company had purchased 5.3 million shares of its Common Stock, which includes 3.3 million shares under the Board of Directors’ authorized $100,000 stock buy back program.  As of September 30, 2007, approximately $35,700 is available for future stock buy-back.

 9. Debt

During the nine months ended September 30, 2007, the Company obtained 37 aircraft, 14 of which were debt-financed and 23 leased. The debt was obtained from banks and the aircraft manufacturer for terms between 12 and 15 years at interest rates ranging from 6.46% to 7.25%. The total debt incurred for the fourteen aircraft was $284,323.

The Company’s revolving credit agreement with a bank was amended during the three months ended March 31, 2007. Among the significant amendments, the term was extended to March 31, 2009, the revolving credit facility was reduced to $15,000 and a liquidity covenant was added. The Company’s revolving credit agreement contains restrictive covenants that require, among other things, that the Company maintain a certain fixed charge coverage ratio, a debt to earnings leverage ratio and a liquidity covenant. The Company was in compliance with the covenants at September 30, 2007. As of September 30, 2007 and December 31, 2006, the Company had no outstanding borrowings under this agreement with the bank.

10. Commitments and Contingencies

As of September 30, 2007, the Company has 26 ERJ-170/175 regional jets on firm order. The current total list price for these 26 regional jets is $806,000. The Company has a commitment to obtain financing for all of these aircraft. The Company also has a commitment to acquire 10 spare aircraft engines with a current list price totaling approximately $43,600. These commitments are subject to customary closing conditions.

During the nine months ended September 30, 2007, the Company made aircraft deposits in accordance with the aircraft commitments of $33,200. The aircraft deposits are included in other assets. All payments were made from cash generated from operations.

In July 2006, the Company announced that it had reached an agreement to operate forty-four 50-seat regional jets for Continental Airlines, Inc. As of September 30, 2007, 24 CRJ-200 and 20 ERJ-145 regional jets were in operation for Continental. The twenty ERJ-145 regional jets were transitioned from the Company’s US Airways operations. The aircraft will be operated for terms that vary from two to five years. Under certain conditions Continental may extend the term on the aircraft up to five additional years.

In January 2007, the Company and Frontier entered into an agreement whereby the Company will operate seventeen, 76-seat ERJ-170 regional jets. As of September 30, 2007, six of the ERJ-170 regional jets were in operation and the remaining 11 aircraft will be funded by deliveries from the manufacturer.

11. Income Taxes

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

The Company adopted the provisions of FIN 48 on January 1, 2007. At December 31, 2006, the Company had $1,200 recorded for income tax contingencies for a probable loss for uncertain income tax positions. The total amount of unrecognized tax benefits as of the date of adoption was $3,500. As a result of the implementation of FIN 48, the Company recognized a $2,300 increase in the liability for the unrecognized tax benefits which was accounted for as a reduction to retained earnings and an increase to deferred tax liability. During the three and nine months ended September 30, 2007, the Company recorded an additional $32 and $607, respectively, for unrecognized tax benefits.

All of the unrecognized tax benefits at September 30, 2007, if recognized, would affect the effective tax rate. The Company monitors ongoing tax cases related to its unrecognized tax benefits.  If an unfavorable tax case judgment is rendered, the Company may increase its tax liability for the unrecognized tax benefits by up to $1,000.

The Company did not record interest or penalties during the years ended December 31, 2006, 2005 and 2004 or nine months ended September 30, 2007. No interest and penalties were accrued for payment at December 31, 2006 and 2005 or September 30, 2007. The Company would recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense if they occur. The adoption of FIN 48 on January 1, 2007, had no effect on the Company’s accrual for interest and penalties.

The Company is subject to taxation in the US and various states. The Company’s tax years 2000 to 2006 are subject to potential examination by the tax authorities.

12. Subsequent Event

In October 2007, the Company increased its ERJ-170/175 regional jets on firm order by an additional 11 ERJ-170/175 regional jets, bringing the total on firm order up to 37.  The current total list price for these 37 regional jets is $1,147,000.

On October 26, 2007, the Company entered into an agreement with WexAir RJET LLC, the Company’s former majority stockholder, to purchase 1,555,000 shares of its holdings in the Company’s common stock, par value $.001 per share, at a price of $20.90 per share, for total consideration of $32,500. Settlement of the transaction occurred on October 31, 2007.   Additionally, on October 31, 2007 and November 1, 2007, the Company purchased a total of 152,159 shares on the open market at a weighted average exercise price of $20.91 for total consideration of $3,186. The transactions will be recorded as treasury stock on the Company’s consolidated balance sheet.    (See Note 8.)

These transactions closed the Company’s August 28, 2007 Board of Directors authorization to repurchase up to $100,000 of the Company’s common stock.  The total number of common stock shares repurchased pursuant to this authorization was 4,994,159 for total consideration of $100,000 at an average per share price of $20.02.

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

Overview

Republic Airways Holdings Inc., (“the Company”) is a Delaware holding company organized in 1996 that owns Chautauqua Airlines, Inc., (“Chautauqua Airlines”), Republic Airline Inc. (“Republic Airline”) and Shuttle America Corporation (“Shuttle America”). As of September 30, 2007, we offered scheduled passenger service on approximately 1,200 flights daily to 112 cities in 38 states, Canada and Jamaica pursuant to code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), US Airways, Inc. (“US Airways”), Delta Air Lines, Inc. (“Delta”), United Air Lines, Inc. (“United”), Continental Airlines, Inc. (“Continental”) and Frontier Airlines, Inc. (“Frontier”). We began flying for Continental in January 2007 and for Frontier in March 2007. Currently, we provide our six partners with regional jet service, operating as AmericanConnection, Continental Express, Delta Connection, Frontier, US Airways Express, or United Express including service out of their hubs and focus cities in Atlanta, Boston, Denver, Chicago, Cincinnati, Cleveland, Columbus, Houston, Indianapolis, New York, Philadelphia, Pittsburgh, St. Louis and Washington, D.C. (Dulles and National).

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

For the nine months ended September 30, 2007, Delta accounted for approximately 33% of the Company’s passenger revenues, United accounted for approximately 25%, US Airways accounted for approximately 22%, American accounted for approximately 10%, Continental accounted for approximately 9% and Frontier accounted for 1%.

 The following table sets forth certain operational statistics and the percentage-of-change for the periods identified below:

Unaudited Operating Highlights

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	Change		2007	2006	Change
Passenger Revenues, excluding fuel (000)	254,292	211,548	20.2%		710,046	580,494	22.3%
Passengers carried	4,435,108	3,456,979	28.3%		11,820,385	9,340,356	26.6%
Revenue passenger miles (000)(1)	2,343,771	1,808,115	29.6%		6,248,072	4,918,383	27.0%
Available seat miles (000)(2)	3,039,510	2,479,659	22.6%		8,293,452	6,702,458	23.7%
Passenger load factor(3)	77.1%	72.9%	4.2	pts	75.3%	73.4%	1.9	pts
Cost per available seat mile, including interest expense (cents)(4)	9.86	10.99	(10.3)%		10.27	11.30	(9.1)%
Fuel cost per available seat mile	2.36	3.62	(34.8)%		2.61	3.71	(29.6)%
Cost per available seat mile, excluding fuel expense (cents)	7.50	7.37	1.8%		7.66	7.60	0.8%
Operating Aircraft at period end:
37-50 seat regional jets	118	95	24.2%		118	95	24.2%
70+ seat regional jets	93	75	24.0%		93	75	24.0%
Block hours(5)	176,623	149,288	18.3%		492,241	407,540	20.8%
Departures	100,168	86,093	16.3%		276,532	234,123	18.1%
Average daily utilization of each aircraft (hours)(6)	10.3	10.5	(1.9)%		10.3	10.3	0.0%
Average aircraft stage length (miles)	523	512	2.1%		522	517	1.0%

(1)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(3)	Revenue passenger miles divided by available seat miles.
(4)	Total operating and interest expenses divided by available seat miles.
(5)	Hours from takeoff to landing, including taxi time.
(6)	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net income in 2007 decreased by 8.0%, or $1.8 million, to $20.2 million in 2007 compared to $21.9 million in 2006.  The decrease in net income is due to the impact of elevated pilot attrition levels during 2007, which resulted in reduced scheduled operations, an increase in pilot training expenses and unreimbursed aircraft costs totaling approximately $4.2 million, net of tax, for the quarter.

Operating revenue in 2007 increased by 7.8%, or $24.0 million, to $330.1 million in 2007 compared to $306.1 million in 2006. Excluding reimbursement for fuel expense, which is a pass-through cost to our partners, passenger revenues increased 20.2% for the third quarter of 2007.  The increase was due to revenue earned from 45 regional jets that were added to fixed-fee revenue service since September 30, 2006. Twenty-four 50-seat CRJs were added for Continental, fifteen ERJ-175 regional jets were added for US Airways, and six ERJ-170 regional jets were added for Frontier. Of the 45 aircraft added to fixed-fee service, three ERJ-170 regional jets were on short-term assignment as of September 30, 2006.

The following table sets forth information regarding the Company’s expense components for the three months ended September 30, 2007. Individual expense components are also expressed in cents per ASM.

	Three Months ended September 30,
	2007		2006
	Amount	Cents per ASM	Amount	Cents per ASM
	(in thousands)		(in thousands)
OPERATING EXPENSES:
Wages and benefits	$58,187	1.91	$46,415	1.87
Aircraft fuel	71,682	2.36	89,766	3.62
Landing fees	14,140	0.47	11,382	0.46
Aircraft and engine rent	33,706	1.11	25,130	1.01
Maintenance and repair	36,115	1.19	28,953	1.17
Insurance and taxes	5,567	0.18	4,710	0.19
Depreciation and amortization	27,061	0.89	23,824	0.96
Other	26,197	0.86	19,398	0.78
Total operating expenses	272,655	8.97	249,578	10.06

Interest expense	26,903	0.89	22,942	0.93

Total operating expenses and interest expense	299,558	9.86	272,520	10.99

Total operating expenses and interest expense less fuel	$227,876	7.50	$182,754	7.37

Total operating and interest expenses increased by 9.9% or $27.0 million, to $299.6 million in 2007 compared to $272.5 million in 2006 due to the increase in flight operations. The unit cost on total operating and interest expenses, excluding fuel charges, increased 1.8% to 7.5¢ in 2007 from 7.4¢ in 2006.  Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 25.4%, or $11.8 million, to $58.2 million for 2007 compared to $46.4 million for 2006. The increase was due mainly to an $8.5 million increase in flight crew and maintenance operations wage expense to support the increase in regional jet operations and a $2.0 million increase in related employee benefit costs resulting from the additional wage expense and increased costs for employee welfare programs.  We recorded stock based compensation expense of $0.7 million in 2007 compared to $0.3 million in 2006. The cost per available seat mile remained unchanged at 1.9¢.

Aircraft fuel expense decreased 20.1%, or $18.1 million, to $71.7 million for 2007 compared to $89.8 million for 2006 due to a 25% decrease in the amount of gallons consumed partially offset by a 7.0% increase in the average price per gallon from $2.30 in 2006 to $2.46 in 2007.  Beginning in January 2007, we did not record fuel expense and the related revenue for a portion of the United operations, because United began paying for fuel directly at certain airports.  We also do not pay for or record fuel expense and the related revenue for Continental, Frontier, or US Airways operations.  The unit cost decreased from 3.6¢ in 2006 to 2.4¢ in 2007.

Landing fees increased by 24.2%, or $2.8 million, to $14.1 million in 2007 compared to $11.4 million in 2006. The increase is due to a 13% increase in departures, combined with a heavier average landing weight per departure caused by the additional 70+ seat regional jets.  Our fixed-fee agreements provide for a direct reimbursement of landing fees.  The unit cost remained unchanged at 0.5¢.

Aircraft and engine rent increased by 34.1%, or $8.6 million, to $33.7 million in 2007 compared to $25.1 million in 2006 due mainly to a $9.0 million increase in aircraft rents on the additional 27 leased regional jets since September 2006 and leases on additional spare engines, partially offset by the purchase of 5 previously leased regional jets in the third quarter of 2006. The unit cost increased to 1.1¢ in 2007 from 1.0¢ in 2006.

Maintenance and repair expenses increased by 24.7%, or $7.2 million, to $36.1 million in 2007 compared to $29.0 million for 2006. The addition of 42 aircraft resulted in a $5.3 million increase in long-term maintenance agreement expenses.  Additionally, repair expenses on parts not under warranty or included under long term contracts increased $1.7 million.  The unit cost remained unchanged at 1.2¢.

Insurance and taxes increased 18.2% or $0.9 million to $5.6 million in 2007 compared to $4.7 million in 2006.  The increase in property taxes of $1.2 million was partially offset by a $0.3 million decrease in insurance expense due to lower rates.  Our fixed-fee agreements generally provide for a direct reimbursement of insurance and property taxes.  The unit cost remained unchanged at 0.2¢.

Depreciation and amortization increased 13.6%, or $3.2 million, to $27.1 million in 2007 compared to $23.8 million in 2006 due mainly to $3.2 million of additional depreciation on 15 regional jet aircraft purchased since September 30, 2006.  The amortization for aircraft take-off and landing slots was $0.1 million in 2007 compared to $0.9 million in 2006. The unit cost decreased to 0.9¢ in 2007 compared to 1.0¢ in 2006.

Other expenses increased 35.1%, or $6.8 million, to $26.2 million in 2007 from $19.4 million in 2006. Pilot training expenses increased $1.5 million to support the increased operations and elevated level of pilot attrition.  Flight crew travel expenses and passenger catering costs also increased $3.2 million to support the increased regional jet operations.  Facility costs, including rents and freight costs to move and receive aircraft parts, increased $1.4 million.  The unit cost increased to 0.9¢ in 2007 compared to 0.8¢ in 2006.

Interest expense increased 17.3% or $4.0 million, to $26.9 million in 2007 from $22.9 million in 2006 primarily due to interest on debt related to the purchase of 15 regional jet aircraft since September 30, 2006. The weighted average interest rate increased to 6.2% in 2007 from 6.0% in 2006. The unit cost remained unchanged at 0.9¢.

We incurred income tax expense of $13.5 million during 2007, compared to $14.3 million in 2006. The effective tax rate for 2007 of 40.0% is higher than the statutory rate due to state income taxes.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net income in 2007 decreased by 1.0%, or $0.6 million, to $58.5 million in 2007 compared to $59.1 million in 2006.  The decrease in net income is due to the impact of elevated pilot attrition levels during 2007, which resulted in reduced scheduled operations, an increase in pilot training expenses and unreimbursed aircraft costs totaling approximately $10.8 million, net of tax, for the nine months ended September 30, 2007.

Operating revenue in 2007 increased by 11.0%, or $93.0 million, to $940.8 million in 2007 compared to $847.8 million in 2006. The increase was due to revenue earned from 45 regional jets that were added to fixed-fee revenue service since September 30, 2006. Twenty-four of the incremental aircraft were added for Continental, fifteen were added for US Airways, and six were added for Frontier. Three of the 45 aircraft added to fixed-fee service were on short-term assignment as of September 30, 2006.

The following table sets forth information regarding the Company’s expense components for the nine months ended September 30, 2007. Individual expense components are also expressed in cents per ASM.

	Nine Months ended September 30,
	2007		2006
	Amount	Cents per ASM	Amount	Cents per ASM
	(in thousands)		(in thousands)
OPERATING EXPENSES:
Wages and benefits	$163,685	1.97	$130,155	1.94
Aircraft fuel	216,815	2.61	248,426	3.71
Landing fees	39,376	0.47	30,468	0.45
Aircraft and engine rent	91,037	1.10	69,876	1.04
Maintenance and repair	95,601	1.15	75,856	1.13
Insurance and taxes	14,216	0.17	13,980	0.21
Depreciation and amortization	77,729	0.94	67,322	1.00
Other	75,577	0.91	54,675	0.82
Total operating expenses	774,036	9.32	690,758	10.30

Interest expense	78,435	0.95	66,772	1.00

Total operating expenses and interest expense	852,471	10.27	757,530	11.30

Total operating expenses and interest expense less fuel	$635,656	7.66	$509,104	7.59

Total operating and interest expenses increased by 12.5% or $94.9 million, to $852.5 million in 2007 compared to $757.5 million in 2006 due to the increase in flight operations. The unit cost on total operating and interest expenses, excluding fuel charges, increased 0.9% to 7.7¢ in 2007 from 7.6¢ in 2006. Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 25.8%, or $33.5 million, to $163.7 million for 2007 compared to $130.2 million for 2006. The increase was due mainly to a $23.9 million increase in flight crew and maintenance operations wage expense to support the increase in regional jet operations and a $6.5 million increase in related employee benefit costs resulting from the additional wage expense and increased costs for employee welfare programs.  We recorded stock based compensation expense of $1.9 million in 2007 compared to $1.0 million in 2006.  The unit cost increased to 2.0¢ in 2007 compared to 1.9¢ in 2006.

Aircraft fuel expense decreased 12.7%, or $31.6 million, to $216.8 million for 2007 compared to $248.4 million for 2006 due mainly to a 15% decrease in the amount of gallons consumed. The average price per gallon was $2.30 in 2007 compared to $2.23 in 2006. Beginning in January 2007, we did not record fuel expense and the related revenue for a portion of the United operations, because United began paying for fuel directly at certain airports.  We also do not pay for or record fuel expense and the related revenue for Continental, Frontier, or US Airways operations.  The unit cost decreased to 2.6¢ in 2007 compared to 3.7¢ in 2006.

Landing fees increased by 29.2%, or $8.9 million, to $39.4 million in 2007 compared to $30.5 million in 2006. The increase was due to 15% more departures and a higher average fee charged by the airports in 2007. Our fixed-fee agreements provide for a direct reimbursement of landing fees.  The unit cost remained unchanged at 0.5¢.

Aircraft and engine rent increased 30.3%, or $21.2 million, to $91.0 million in 2007 compared to $69.9 million in 2006 due mainly to a $24.8 million increase in aircraft rents on the additional 27 leased regional jets since September 2006 and leases on additional spare engines, partially offset by the purchase of 5 previously leased regional jets in the third quarter of 2006.  The unit cost increased to 1.1¢ in 2007 compared to 1.0¢ in 2006.

Maintenance and repair expenses increased by 26.0%, or $19.7 million, to $95.6 million in 2007 compared to $75.9 million for 2006. The addition of 42 aircraft resulted in a $10.8 million increase in long-term maintenance agreement expenses.  Repair expenses on parts not under warranty or included under long term contracts increased $4.4 million.  Additionally, heavy maintenance, or c-check expenses and damage related expenses increased by $3.0 million.  The unit cost increased to 1.2¢ in 2007 compared to 1.1¢ in 2006.

Insurance and taxes increased 1.7%, or $0.2 million to $14.2 million in 2007 compared to $14.0 million in 2006.  The increase in property taxes of $1.0 million was partially offset by a $0.8 million decrease in insurance expense due to lower rates.  Our fixed-fee agreements generally provide for a direct reimbursement of insurance and property taxes.  The unit cost remained unchanged at 0.2¢.

Depreciation and amortization increased 15.5%, or $10.4 million, to $77.7 million in 2007 compared to $67.3 million in 2006 due mainly to $9.5 million of additional depreciation on 15 regional jet aircraft purchased since September 30, 2006 and the depreciation of 5 regional jets purchased off of lease in the third quarter of 2006. The amortization for aircraft take-off and landing slots was $0.3 million in 2007 compared to $2.8 million in 2006.  The unit cost decreased to 0.9¢ in 2007 compared to 1.0¢ in 2006.

Other expenses increased 38.2%, or $20.9 million, to $75.6 million in 2007 from $54.7 million in 2006. Pilot training expenses increased $5.0 million to support the increased operations and elevated level of pilot attrition.  Flight crew travel expenses and passenger catering costs also increased $9.7 million to support the increased regional jet operations. Facility costs, including rents and freight costs to move and receive aircraft parts, increased $2.9 million.  The unit cost increased to 0.9¢ in 2007 compared to 0.8¢ in 2006.

Interest expense increased 17.5% or $11.7 million, to $78.4 million in 2007 from $66.8 million in 2006 primarily due to interest on debt related to the purchase of 15 additional regional jet aircraft since September 30, 2006. The weighted average interest rate increased to 6.3% in 2007 from 6.0% in 2006. The unit cost remained unchanged at 1.0¢.

We incurred income tax expense of $38.9 million during 2007, compared to $38.4 million in 2006. The effective tax rate for 2007 of 39.9% is higher than the statutory rate due to state income taxes.

Liquidity and Capital Resources

Historically, the Company has used internally generated funds, third-party financing and funds generated from common stock offerings to meet its working capital and capital expenditure requirements. As of September 30, 2007, the Company had $183.1 million in cash and cash equivalents and a working capital surplus of $49.0 million.

During the nine months ended September 30, 2007, the Company obtained 37 aircraft, 14 of which were debt-financed and 23 leased. The total debt incurred for the eight purchased aircraft was $284.3 million.

Net cash from operating activities was $200.5 million for the nine months ended September 30, 2007. Net cash from operating activities consists primarily of net income of $58.5 million, the receipt of the Delta pre-petition claim of $44.6 million, adjustments to reconcile net income to net cash from operating activities consisting of depreciation and amortization of $77.8 million, the changes in deferred income taxes of $38.0 million, amortization of debt issuance costs and other of $3.2 million, and the effects of changes in certain assets and liabilities consisting of increases in accounts receivable of $8.9 million, prepaid and other current assets of $1.5 million, inventory of $8.8 million, other assets of $13.8 million, offset by an increase in accounts payable and accrued liabilities of $11.4 million.

Net cash used by investing activities was $(43.5) million for the nine months ended September 30, 2007. The net cash used by investing activities consists of the down payments made to purchase 14 regional jet aircraft and the purchase of aircraft related equipment, offset by deposits returned for delivered aircraft and proceeds from sale of equipment.

Net cash used by financing activities was $(169.5) million for the nine months ended September 30, 2007. The net cash used by financing activities included the Company’s purchase of its common stock for $(105.3) million, scheduled debt payments and debt issuance costs payments of $(72.2) million offset by $8.0 million of proceeds from the exercise of employee stock options.

The Company currently anticipates that its available cash resources, cash generated from operations and anticipated third-party financing arrangements will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

Aircraft Leases and Other Off-Balance Sheet Arrangements

The Company has significant obligations for aircraft that are classified as operating leases, and are not reflected as liabilities on its balance sheet. These leases expire between 2009 and 2022. As of September 30, 2007, the Company’s total mandatory payments under operating leases aggregated approximately $1.2 billion and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $142.0 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities and office equipment. The leases expire through 2023. As of September 30, 2007, the Company’s total mandatory payments under other non-cancelable operating leases aggregated approximately $115.6 million. Total minimum annual other rental payments for the next 12 months are approximately $11.1 million.

Purchase Commitments

The Company has substantial commitments for capital expenditures, including the acquisition of new aircraft. The Company intends to finance these aircraft through long-term loans or lease arrangements, although there can be no assurance the Company will be able to do so.

As of September 30, 2007, the Company has a commitment to purchase 26 additional ERJ-170/175 regional jets. The current total list price of the 26 regional jets is approximately $806.0 million.   During the nine months ended September 30, 2007, the Company made aircraft deposits in accordance with the aircraft commitments of $33.2 million. The Company also has a commitment to acquire 10 spare aircraft engines with a current list price of approximately $43.5 million. These commitments are subject to customary closing conditions.

 In July 2006, the Company announced that it had reached an agreement to operate forty-four 50-seat regional jets for Continental Airlines, Inc. As of September 30, 2007, 24 CRJ-200 and 20 ERJ-145 regional jets were in operation for Continental. The twenty ERJ-145 regional jets were transitioned from the Company’s US Airways operations. The aircraft will be operated for terms that vary from two to five years. Under certain conditions Continental may extend the term on the aircraft up to five additional years.

In January 2007, the Company and Frontier entered into an agreement whereby the Company will operate seventeen, 76-seat ERJ-170 regional jets. As of September 30, 2007, six of the ERJ-170 regional jets were in operation and the remaining 11 aircraft will be funded by deliveries from the manufacturer.

In August the Company and its wholly-owned subsidiary Shuttle America amended their Jet Services Agreement with Delta Air Lines, Inc. to provide for the replacement of sixteen, 70-seat ERJ-170 regional aircraft operating as Delta Connection with sixteen 76-seat ERJ-175 regional jet aircraft.  The new aircraft are expected to be placed into service during the second half of 2008 and the first quarter of 2009.

In August the Company and Shuttle America amended their Jet Services Agreement with United Air Lines, Inc. to provide for the operation of ten additional 70-seat ERJ-170 regional jet aircraft as United Express.  The aircraft are expected to be placed into service during the fourth quarter of 2008 and the first quarter of 2009.

The Company’s commercial commitments at September 30, 2007 include letters of credit totaling $12.3 million expiring within one year.

The Company anticipates cash payments for interest for the year ended 2007 to be approximately $106.3 million, and the Company does not anticipate significant tax payments in 2007.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

The Company’s earnings are affected by changes in interest rates due to amount of cash and securities held. At September 30, 2007 and December 31, 2006, all of the Company’s long-term debt was fixed rate debt. We anticipate that additional debt will be at fixed rates.

Item 4: Controls and Procedures

The Company maintains “disclosure controls and procedures”, as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective and were reasonably designed to ensure that material information is made known to them by others within the Company during the period in which this report was being prepared.

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1A. Risk Factors

During the quarter ended September 30, 2007 the Company was informed by US Airways that US Airways will recall all remaining pilots which have been made available under the “jets for jobs” program.   The recall will occur between November 2007 and April 2008. Due to the pilot recall, the Company currently believes that the in-service dates of additional aircraft into its US Airways operations will be delayed. The delay will affect 11 ERJ-175 aircraft currently scheduled to begin service between December 2007 and June 2008. The Company currently estimates the average service delay for the aircraft to be approximately two months.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)
Issuer Purchases of Equity Securities (1)

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2007 through July 31, 2007

August 1, 2007 through August 31, 2007

September 1, 2007 through September 30, 2007	3,287,000	$19.57	3,287,000	$35,682,360

Total	3,287,000		3,287,000

(1)           On August 28, 2007, the Company’s Board of Directors authorized the purchase of up to $100 million of the Company’s common stock.  Repurchases for this program may be made in accordance with applicable securities laws on the open market or through privately-negotiated transactions from time-to-time during the twelve month period following the authorization.

Item 6.

Exhibits

(a)	Exhibits

10.39(t)*	Amendment No. 20 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of October 18, 2007.

10.40(m)*	Amendment No. 13 to Letter Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of October 18, 2007.

10.41(a)
Amendment Number Two to Delta Connection Agreement, by and among Delta Air Lines, Inc., Shuttle America Corp. (as assignee of Republic Airline Inc.) and Republic Airways Holdings Inc., dated as of August 21, 2007.

10.45(b)	First Amendment to United Express Agreement, by and between United Air Lines, Inc. and Shuttle America Corp., dated as of August 21, 2007.

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

31.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

32.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

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

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: November 2, 2007	By: /s/ Bryan K. Bedford
Name: Bryan K. Bedford
Title: Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated: November 2, 2007	By: /s/ Robert H. Cooper
Name: Robert H. Cooper
Title: Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)