Form 10-K
REPUBLIC AIRWAYS HOLDINGS INC
filed 2008-02-21
CIK 1159154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
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
Common Stock, par value $.001 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   ☐Yes   ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ❒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price of the Common Stock on the NASDAQ National Market System (now the NASDAQ Global Market System) on June 30, 2007 was approximately $749,095,000.

Indicate the number of shares outstanding of the registrant’s Common Stock as of the latest practicable date: As of February 20, 2008, 36,281,805 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. Republic Airways Holdings Inc. (the “Company”) may, from time to time, make written or oral forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements encompass our beliefs, expectations, hopes or intentions regarding future events. Words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other terminology to identify forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. Our results could differ materially from those anticipated in these forward-looking statements for many reasons, including, among others, the “Risk Factors” set forth herein.

PART I
ITEM 1. BUSINESS

General

Overview

Republic Airways Holdings Inc. is a Delaware holding company organized in 1996 that owns three regional airlines: Chautauqua Airlines, Inc., (“Chautauqua Airlines”), our operator of 37 to 50 seat aircraft; Shuttle America Corporation (“Shuttle America”), our operator of 70-seat aircraft; and Republic Airline Inc. (“Republic Airline”), our operator of aircraft with more than 70 seats.  As of December 31, 2007, our subsidiaries offered scheduled passenger service on approximately 1,250 flights daily to 119 cities in 39 states, Canada, Mexico, Jamaica and the Bahamas pursuant to code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), Continental Airlines, Inc. (“Continental”), Delta Air Lines, Inc. (“Delta”), Frontier Airlines, Inc. (“Frontier”), US Airways, Inc. (“US Airways”) and United Air Lines, Inc. (“United”), collectively referred to as our (“Partners”). We began flying for Continental and Frontier in January and March 2007, respectively. Currently, we provide our Partners with regional jet service, operating as AmericanConnection, Continental Express, Delta Connection, Frontier Airlines, US Airways Express, or United Express, including service out of their hubs and focus cities in Atlanta, Boston, Denver, Chicago, Cincinnati, Cleveland, Columbus, Houston, Indianapolis, New York, Philadelphia, Pittsburgh, St. Louis and Washington, D.C. (Dulles and National).

Unless the context indicates otherwise, the terms “the Company,” “we,” “us,” or “our,” refer to Republic Airways Holdings Inc. and its subsidiaries.

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

During 2007 we increased our operational fleet by 48 aircraft for a total operational fleet as of December 31, 2007 of 219 aircraft.  Our operational fleet is comprised of 101 ERJ-170/175, 70-86 seat aircraft, 94 ERJ-145 family, 37-50 seat aircraft, and 24 CRJ-200, 50 seat aircraft.  During 2007 we added 44 aircraft into service for Continental by transitioning 20 ERJ-145 aircraft from our US Airways operation and leasing 24 CRJ-200 aircraft.  We added five ERJ-170 aircraft to Frontier by transitioning five ERJ-170 aircraft from our US Airways operation.  We also added 25 ERJ-175 aircraft for US Airways and removed the five ERJ-170 aircraft and 20 ERJ-145 aircraft from the US Airways operation.  In addition, we removed one ERJ-145 aircraft from our charter service and subleased the aircraft to an airline in Mexico.

Currently, we have agreed to place into service an additional 29 ERJ-175 aircraft for our Partners through March 2009. These 29 aircraft are covered by firm orders that we have with an aircraft manufacturer.  We expect to place 16 of these 29 aircraft into service with Delta during the second half of 2008 and the first quarter of 2009, which will replace the 16 ERJ-170 aircraft currently in operation with Delta.  Ten of the ERJ-170 aircraft removed from Delta will transition to our United operation during the fourth quarter of 2008 and the first quarter of 2009; five of the ERJ-170 aircraft removed from Delta will transition to our Frontier operation during 2008; and one of the aircraft removed from Delta is currently unallocated to our Partners.  We expect to place the remaining 13 of the 29 ERJ-175 aircraft into service with US Airways during 2008.  Three of these aircraft will replace three ERJ-170 aircraft that will transition to Frontier during 2008.  The Company has options for 74 ERJ-170 aircraft, which may be converted to options for ERJ-175, ERJ-190 or ERJ-195 aircraft, which range in size from 78 seats to 110 seats.

Under our amended Delta agreement, we agreed to remove from service all 15 of our ERJ-135 at a rate of two aircraft per month beginning in September 2008.  We expect to sell these aircraft to Embraer or another party as the aircraft are removed from service.  Under our Continental agreement, we expect all 24 CRJ-200 aircraft to be removed from service and returned to the lessor.  Currently, we anticipate removing seven aircraft in the fourth quarter of 2008, 10 aircraft in 2009 and seven aircraft in 2010.

For the years ended December 31, 2007, 2006 and 2005 respectively, Delta accounted for approximately 33%, 35% and 34%, United accounted for approximately 24%, 30% and 32%, US Airways accounted for approximately 22%, 24% and 21% and American accounted for approximately 9%, 11% and 13% of our regional airline services revenues. Continental and Frontier accounted for approximately 10% and 2%, respectively, of our regional airline services revenues for the year ended December 31, 2007.

Markets and Routes

Markets

We believe that the development of hub operations in St. Louis with American; in New York, Boston, Indianapolis, Philadelphia, Pittsburgh and Washington, D.C. with US Airways; in Columbus, Atlanta and Cincinnati with Delta; in Chicago and Washington D.C. with United, in Houston and Cleveland with Continental and in Denver with Frontier has been a principal factor in the growth of our flight operations and will facilitate implementation of our growth and operating strategy. As of December 31, 2007, we offered scheduled passenger service on approximately 1,250 flights daily to 119 cities in 39 states, Canada, Mexico, Jamaica and the Bahamas. The following illustrates the routes we currently fly for our Partners:

Maintenance of Aircraft and Training

Using a combination of Federal Aviation Administration (“FAA”) certified maintenance vendors and our own personnel and facilities, we maintain our aircraft on a scheduled and "as-needed" basis. We emphasize preventive maintenance and inspect our aircraft engines and airframes as required. During 2007, we entered into long-term maintenance agreements for engines, auxiliary power units (“APU”) and other airframe components for our CRJ-200 aircraft, which will cover the aircraft during the short-term lease period of two to three years. Also, during 2007, we entered into an agreement to maintain wheels and brakes on our ERJ-170/175 aircraft through February 2017.  We have an agreement to maintain the engines on our ERJ-145 family of aircraft through October 2012, an agreement to maintain the APUs on our ERJ-145 family of aircraft through June 2013, agreements to maintain the avionics on our ERJ-145 family of aircraft and ERJ-170 family of aircraft through December 2014, an agreement to maintain wheels and brakes on our ERJ-145 family of aircraft through June 2014 and an agreement to maintain the engines on our ERJ-170 family of aircraft through December 2014. Under these agreements, we are charged for covered services based on a fixed rate for each flight hour or flight cycle accumulated by the engines or airframes in our service during each month. The rates are subject to annual revisions, generally based on certain Bureau of Labor Statistics' labor and material indices.

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

We have an agreement with Flight Safety International to provide for aircraft simulator training for our pilots. We have no current plans to acquire our own simulator in the near term and believe that Flight Safety or other third party vendors will be able to provide us with adequate and cost effective flight simulator training to implement our growth plans.

Employees

As of December 31, 2007, we employed approximately 4,670 full-time equivalent employees. The following is a table of our principal collective bargaining agreements and their respective amendable dates as of December 31, 2007:

Employee Group	Approximate Number of Full-Time Equivalent Employees	Representing Union	Amendable Date

Pilots	2,070	International Brotherhood of Teamsters Airline Division Local 747	October 2007
Flight Attendants	1,410	International Brotherhood of Teamsters Airline Division Local 210	September 2009
Customer Service	40	International Brotherhood of Teamsters Airline Division Local 135	November 2012
Dispatchers	70	Transport Workers Union of America Local 540	June 2012

As of December 31, 2007, we had approximately 820 maintenance technicians and other maintenance related personnel, who are not currently represented by any union, and approximately 260 administration and support personnel. Because of the high level of unionization among our employees we are subject to risks of work interruption or stoppage and/or the incurrence of additional expenses associated with union representation of our employees. We have never experienced any work stoppages or other job actions and generally consider our relationship with our employees to be good.

Executive Officers of the Company

The following table sets forth information regarding our current executive officers, directors and key employees as of December 31, 2007:

Name	Age	Position

Bryan K. Bedford	46	Chairman of the Board, President and Chief Executive Officer
Robert H. Cooper	48	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Wayne C. Heller	49	Executive Vice President, Chief Operating Officer
LawrenceJ. Cohen	52	Director
Joseph M. Jacobs	54	Director
Douglas J. Lambert	50	Director
Mark E. Landesman	47	Director
Mark L. Plaumann	52	Director

Bryan K. Bedford joined us in July 1999 as our president and chief executive officer and a member of our board of directors and became chairman of the board in August 2001. From July 1995 through July 1999, Mr. Bedford was the president and chief executive officer and a director of Mesaba Holdings, Inc., a publicly-owned regional airline. He has over 19 years of experience in the regional airline industry, and was named regional airline executive of the year in 1998 by Commuter and Regional Airline News and again in 2005 by Regional Airline World magazine. Mr. Bedford is a licensed pilot and a certified public accountant. He also served as the 1998 Chairman of the Regional Airline Association (RAA), and remains on the Board of Directors of the RAA.

Robert H. Cooper joined us in August 1999 as vice president and chief financial officer. In February 2002, he became executive vice president, chief financial officer, treasurer and secretary and assumed responsibility for all purchasing and material control. He was previously employed with Mesaba Holdings, Inc. from September 1995 through August 1999 as its vice president, chief financial officer and treasurer. Mr. Cooper is a certified public accountant. He has over 14 years experience in the regional airline industry. He has responsibility for financial accounting, treasury, public reporting, investor relations, human resources, information technology, purchasing and material control.

Wayne C. Heller joined us in August 1999 as Vice President—Flight Operations with responsibility for flight crew supervision, system control, flight safety and flight quality standards. In February 2002, he became Executive Vice President and Chief Operating Officer of Chautauqua, and assumed responsibility for all aircraft maintenance, records and engineering. From April 1996 until August 1999 he was employed by Mesaba Airlines, Inc., as its Director of System Operations Control. He is a licensed pilot and a licensed dispatcher and has over 26 years of regional airline experience in operations.

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

On December 3, 2007 Jay L. Maymudes resigned as a director and committee member of the Company.  There were no disagreements with the Company.

Code-Share Agreements

Through our subsidiaries, we have entered into code-share agreements with US Airways, American, Delta, United, Continental and Frontier that authorize us to use their two-character flight designator codes (“US,” “AA,” “DL,” “UA,” “CO” and “F9”) to identify our flights and fares in their computer reservation systems, to paint our aircraft with their colors and/or logos, to use their service marks and to market and advertise our status as US Airways Express, AmericanConnection, Delta Connection, United Express, Continental Express and Frontier Airlines, respectively. In connection with a marketing agreement among Delta, Continental and Northwest Airlines, certain of the routes that we fly using Delta's and Continental’s flight designator codes are also flown under Northwest's designator code. Under the code-share agreements between our subsidiaries and each of US Airways, American, Delta, United, Continental and Frontier, we are compensated on a fixed-fee basis on all of our US Airways Express, AmericanConnection, Delta Connection, United Express, Continental Express and Frontier Airlines flights. In addition, under our code-share agreements, our passengers participate in frequent flyer programs of the Partners, and the Partners provide additional services such as reservations, ticket issuance, ground support services, commuter slot rights and airport facilities.

US Airways Code-Share Agreements

We have entered into an Amended and Restated Jet Services Agreement with US Airways, dated April 26, 2005. The code-share agreement provides that we will operate these aircraft to provide US Airways Express service between US Airways hubs and cities designated by US Airways. On July 21, 2006, we amended this agreement and agreed to remove 20 ERJ-145 aircraft from US Airways operations and transition them into operation under the Continental code-share agreement during 2007.  As of December 31, 2007, all 20 aircraft have been transitioned from US Airways to Continental. As of December 31, 2007, we operated 10 ERJ-145 aircraft under this agreement.

In September 2005, we entered into a code-share agreement with US Airways to operate 28 ERJ-170 aircraft on terms substantially similar to those of the ERJ-145 code-share agreement between us and US Airways. On July 24, 2006, we amended this agreement to operate an additional 30 ERJ-175 aircraft. The ERJ-175 aircraft have a term of twelve years for each aircraft. As of December 31, 2007, 20 of the ERJ-175 aircraft were in service for US Airways; the remaining 10 will be placed into service in 2008.  We further amended this agreement in December 2006 to allow us the option to replace up to eight ERJ-170 aircraft with eight ERJ-175 aircraft. As of December 31, 2007, we replaced five of the eight, such that, 23 ERJ-170 and 25 ERJ-175 aircraft were in operation under this agreement.  By the end of 2008 we anticipate having 20 ERJ-170 aircraft and 38 ERJ-175 aircraft in operation under this agreement.

In exchange for providing the designated number of flights and performing our other obligations under the code-share agreements, we receive compensation from US Airways three times each month in consideration for the services provided under the code-share agreements. We receive an additional amount per available seat mile flown and may also receive incentives or pay penalties based upon our performance, including fleet launch performance, on-time departure performance and completion percentage rates. In addition certain of our operating costs are considered "pass through" costs whereby US Airways has agreed to reimburse us the actual amount of costs we incur for these items. Landing fees, passenger catering, passenger liability insurance and aircraft property tax costs are pass through costs and included in our regional airline services revenue. Beginning in May 2005, US Airways elected to provide fuel directly for all of our US Airways operations. This change eliminated fuel expense and the related fuel reimbursement (previously recorded as revenue). Operating margins were not affected by this change.

As of December 31, 2007, we were providing 320 flights per day as US Airways Express between New York, Boston, Philadelphia, Pittsburgh, Indianapolis, Washington, D.C. and designated outlying cities.

The code-share agreement for the ERJ-145 aircraft terminates in March 2013.  The code-share agreement for the ERJ-170 aircraft and the ERJ-175 aircraft terminates in September 2015 with respect to the ERJ-170 aircraft and twelve years from the in-service date for each ERJ-175 aircraft. US Airways may terminate the code-share agreements at any time for cause upon not less than 90 days notice and subject to our right to cure under the following conditions:

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

In September, 2005, we purchased 113 commuter slots at Ronald Reagan Washington National (DCA) Airport and 24 commuter slots at New York-LaGuardia (LGA) Airport under our commuter slot option agreement with US Airways. We assigned the right of use for these commuter slots to US Airways and these commuter slots are being operated by US Airways and US Airways Express carriers under a licensing agreement for which US Airways pays us rent. Prior to the expiration of the agreement to license the commuter slots, US Airways has the right to repurchase all, but not less than all, of the DCA commuter slots at a predetermined price. The licensing agreement between us and US Airways for the LGA commuter slots expired on December 31, 2006, but we maintain a security interest in the LGA slots if US Airways fails to perform under the current licensing agreement.

The American Code-Share Agreement

As of December 31, 2007, we operated 15 ERJ-140 aircraft for American under a fixed-fee code-share agreement and provided 90 flights per day between St. Louis and designated outlying cities.

Under the code-share agreement, American retains all passenger, certain cargo and other revenues associated with each flight, and is responsible for all revenue-related expenses. We share revenue with American for certain cargo shipments. Additionally, certain operating costs are considered "pass through" costs and American has agreed to reimburse us the actual amount of costs we incur for these items. Fuel, landing fees, hull and liability insurance and aircraft property tax costs are pass through costs and included in our regional airline services revenue. Aircraft lease payments are also considered a pass through cost, but are limited to a specified limit with respect to the first 20 aircraft put into service for American. American pays us periodically throughout the month on an agreed schedule, subject to American's right to offset amounts we owe them under the code-share agreement. A reconciliation payment will be made by American to us if uncontrollable cancellations exceed a specified level of scheduled block hours during any calendar quarter.

If American terminates the code-share agreement for cause, American has a call option to require that we assign to American all of its rights under the leases of aircraft, and to lease to American the aircraft to the extent we own them, used at that time under the code-share agreement. If American exercises its call option, we are required to pay certain maintenance costs in transferring the aircraft to American's maintenance program.

If American terminates the code-share agreement without cause, we have the right to put the leases of the aircraft, or to sell the aircraft to American to the extent owned by us, used under the code-share agreement to American. American also has a call option to require us to assign to American these leases. If we exercise our put or American exercises its call right, both parties are obligated to implement a schedule to terminate the code-share agreement in an orderly fashion and transition the aircraft from us to American.

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

The Delta Code-Share Agreements

In March 2007, we amended our fixed-fee agreements with Delta. On March 27, 2007 the United States Bankruptcy Court for the Southern District of New York approved the amended agreements. Key terms of the amended agreements include the removal of all 15 ERJ-135 aircraft beginning in September 2008 at a rate of two aircraft per month, and effective May 1, 2007, an approximate 3% permanent reduction of block hour fees charged on our remaining 24 ERJ-145 and our 16 ERJ-170 aircraft.

On August 22, 2007, we amended our Jet Services Agreement with Delta to provide for the replacement of 16 ERJ-170 regional aircraft operating as Delta Connection with 16 ERJ-175 regional jet aircraft.  The new aircraft are expected to be placed into service during the second half of 2008 and the first quarter of 2009.

As of December 31, 2007, we operated 15 ERJ-135 aircraft, 24 ERJ-145 aircraft, including two spares, and 16 ERJ-170 aircraft for Delta under fixed-fee code-share agreements. As of December 31, 2007, we provided 330 flights per day as Delta Connection between Cincinnati, Columbus and Atlanta and designated outlying cities. In connection with a marketing agreement among Delta, Continental and Northwest Airlines, certain of the routes that we fly using Delta's and Continental’s flight designator codes are also flown under Northwest's designator code.

The code-share agreements for the ERJ-145 and ERJ-170 aircraft terminate in May 2016 and January 2019, respectively. Delta may terminate the code-share agreements at any time, with or without cause, if it provides us 180 days written notice, provided that such notice shall not be given prior to November 2009 for the ERJ-145 regional jet code-share agreement and July 2015 for the ERJ-170 regional jet code-share agreement.  If Delta does choose to eliminate any aircraft at that time, it may not reduce the number of aircraft in service to less than 12 during the 12-month period following the 180 day initial notice period unless it completely terminates the code-share agreement. We refer to this as Delta's partial termination right.

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

Certain of our operating costs are considered "pass through" costs, whereby Delta has agreed to reimburse us the actual amount of costs we incur for these items. Fuel, engine maintenance expenses, landing fees, passenger liability insurance, hull insurance, war risk insurance, de-icing costs, and aircraft property taxes are some of the pass through costs and included in our regional airline services revenue. Aircraft rent/ownership expenses are also considered a pass through cost, but the reimbursement is limited to specified amounts for certain aircraft.

The initial term of the ERJ-145 code-share agreement is until May 31, 2016. At the end of the term, Delta has the right to extend the agreement for an additional five years on the same terms and conditions. If either we or Chautauqua enter into a merger where we are not the surviving entity or the ultimate beneficial ownership of the surviving entity following a merger is not substantially similar (i.e., at least 75% common ownership) to the ultimate beneficial ownership of us or Chautauqua prior to the merger (which we refer to as a merger), or if a party acquires more than 49% of our voting power or outstanding common stock or that of Chautauqua (with limited exceptions) (which we refer to as a change in control), Delta shall have the right to extend the term of the code-share agreement for an additional ten years beyond the applicable termination date of the agreement.

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

The United Code-Share Agreements

On August 22, 2007, we amended our Jet Services Agreement with United to provide for the operation of ten additional ERJ-170 aircraft as United Express. The aircraft, which will transition from Delta, are expected to be placed into service during the fourth quarter of 2008 and the first quarter of 2009.

 We have entered into fixed-fee code-share agreements with United to operate seven ERJ-145 aircraft and 38 ERJ-170 aircraft to provide United Express Service in markets to be determined by United. As of December 31, 2007, we operated seven ERJ-145 aircraft and 28 ERJ-170 aircraft and provided 200 flights per day as United Express between Chicago, Washington D.C. and designated outlying cities.

The fixed rates that we receive from United under the code-share agreements are annually adjusted in accordance with an agreed escalation formula. Additionally, certain of our operating costs are considered "pass through" costs whereby United has agreed to reimburse us the actual amount of costs we incur for these items. Fuel and oil, landing fees, war risk insurance, liability insurance and aircraft property taxes are pass through costs and included in our regional airline services revenue.  Beginning in January 2007, United elected to provide fuel directly in certain locations, which eliminates a portion of our fuel expense and the related fuel reimbursement (previously recorded as revenue).

The ERJ-145 and ERJ-170 code-share agreements terminate on June 30, 2014 and June 30, 2019, respectively. United has the option of extending each agreement for five years or less; however, the ERJ-145 code-share agreement may be terminated by United or us upon 18 months prior written notice provided that such notice shall not be delivered by United prior to December 31, 2007, and  by us prior to December 31, 2008. In addition, the code-share agreements may be terminated under the following conditions:

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

United may immediately terminate the respective code-share agreements if Chautauqua Airlines or Shuttle America operates, except pursuant to preexisting agreements with US Airways and Delta, any additional aircraft or turboprop aircraft pursuant to a marketing or code-share relationship with any party other than United to provide hub service at United’s hubs in Denver, Los Angeles, San Francisco, Chicago, Washington, D.C. or Seattle. Chautauqua Airlines and Shuttle America also cannot engage or attempt to engage, on its behalf or on behalf of a third party, in the business of providing air transportation at any of United’s hubs or for any carrier that has or attempts to have hub operations at any of United’s hubs, or operate any additional aircraft or turbo props with any party other than United to provide hub service at United’s hubs.

United has a call option to assume our ownership or leasehold interest in certain aircraft if we wrongfully terminate the code-share agreements or if United terminates the agreements for our breach for certain reasons.

The Continental Code-Share Agreement

As of December 31, 2007, we operated 20 ERJ-145 aircraft and 24 CRJ-200 aircraft for Continental under a fixed-fee code-share agreement and provided 270 flights per day between Houston, Cleveland and designated outlying cities.

In July 2006, we entered into a fixed-fee code-share agreement with Continental to provide and operate 44 aircraft as a Continental Express carrier. During 2007 we transitioned 20 ERJ-145 aircraft from our US Airways operations and leased 24 CRJ-200 aircraft to fulfill the commitment. Continental was responsible for Chautauqua Airlines' reasonable out-of-pocket costs of preparing each covered aircraft, other than the spare aircraft, up to a maximum amount, prior to its being placed into service. The CRJ-200 aircraft are operated under the agreement on terms generally equivalent to our CRJ-200 leases that vary from two to three years. The ERJ-145 aircraft have a term of three to five years.  Under certain conditions, Continental may extend the term on the aircraft up to five additional years.

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

The term of the agreement is effective as of January 8, 2007 and, unless earlier terminated or extended, will continue until July 2012.

The agreement may be subject to early termination under various circumstances, including:

• immediately, by Continental, upon the occurrence of an event that constitutes cause, subject to prior written notice to us; or

• if either Continental or we commit a material breach of the code-share agreement, subject to two business days notice if we breach the agreement and five business days notice if Continental breaches the agreement; or

•if there is a change in control of us.

The Frontier Code-Share Agreement

On January 11, 2007, we entered into a fixed-fee code-share agreement with Frontier. Under the terms of the agreement, we will provide and operate 17 ERJ-170 aircraft for Frontier.  As of December 31, 2007 we operated nine ERJ-170 aircraft, the remaining eight aircraft will be placed into service in 2008.  We provided 40 flights per day as Frontier between Denver and designated outlying cities.

Frontier will purchase all capacity at predetermined rates and will directly pay or reimburse Republic Airline for industry standard pass-through costs. The first aircraft was placed into service in March 2007 and the last aircraft is expected to be placed into service in December 2008. The agreement has a term of eleven years from the date of the last aircraft delivery. Frontier has the option to extend the agreement for up to six additional years. All fuel will be purchased directly by Frontier and will not be charged back to Republic Airline. Republic Airline is responsible for all costs and expenses of preparing each covered aircraft prior to its being placed into service.

The term of the agreement became effective as of March 2007, and, unless earlier terminated or extended, will continue until December 2019.

The agreement may be subject to early termination under various circumstances including:

• immediately, by Frontier, upon the occurrence of an event that constitutes cause, subject to prior written notice to us; or

• if either Frontier or we commit a material breach of the code-share agreement, subject to two business days notice if we breach the agreement and five business days notice if Frontier breaches the agreement; or

• if there is a change in control of us.

Competition and Economic Conditions

The airline industry is highly competitive. We not only compete with other regional airlines, some of which are owned by or are operated as code-share partners of major airlines, but also face competition from low-fare airlines and major airlines on some of our routes.

The principal competitive factors in the airline industry are location, fare pricing, frequent flyer loyalty programs, customer service, routes served, flight schedules, aircraft types and code-share relationships. Certain of our competitors are larger and have significantly greater financial and other resources than we do. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats.

Generally, the airline industry is highly sensitive to general economic conditions, in large part due to the discretionary nature of a substantial percentage of both business and pleasure travel. In the past, many airlines have reported decreased earnings or substantial losses resulting from periods of economic recession, heavy fare discounting, high fuel prices and other factors. Economic down turns combined with competitive pressures have contributed to a number of bankruptcies and liquidations among major and regional carriers. The effect of economic down turns is somewhat mitigated by our fixed-fee code-share agreements with respect to our flights. In addition, if our Partners remain financially strained by high fuel prices, they may reduce the number of flights we operate in order to reduce their operating costs.

Government Regulation

All interstate air carriers are subject to regulation by the Department of Transportation, referred to as the DOT, the Federal Aviation Administration, or FAA, the TSA, or Transportation Security Administration and certain other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service, those of the TSA to security and those of the FAA to operations and safety. The FAA requires operating, airworthiness and other certifications; approval of personnel who may engage in flight maintenance or operations activities; record keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. Generally, governmental agencies enforce their regulations through, among other mechanisms, certifications, which are necessary for our continued operations, and proceedings, which can result in civil or criminal penalties or suspension or revocation of operating authority. The FAA can also issue maintenance directives and other mandatory orders relating to, among other things, grounding of aircraft, inspection of aircraft, installation of new safety-related items and the mandatory removal, replacement or modification of aircraft parts that have failed or may fail in the future.

We believe that we are operating in material compliance with FAA regulations and hold all necessary operating and airworthiness certificates and licenses. We incur substantial costs in maintaining our current certifications and otherwise complying with the laws, rules and regulations to which we are subject. Our flight operations, maintenance programs, record keeping and training programs are conducted under FAA approved procedures.

The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Certain airports, including major airports at Boston, Washington, D.C., Newark, Dallas, Philadelphia, Charlotte, Chicago, Los Angeles, San Diego, Orange County(California) and San Francisco, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. In some instances, these restrictions have caused curtailments in service or increases in operating costs, and such restrictions could limit our ability to commence or expand our operations at affected airports. Local authorities at other airports are considering adopting similar noise regulations.

Pursuant to law and the regulations of the DOT, we must be actually controlled by United States citizens. In this regard, our President and at least two-thirds of our Board of Directors must be United States citizens and not more than 25% of our voting stock may be owned or controlled by foreign nationals, although subject to DOT approval the percent of foreign economic ownership may be as high as 49%.

ITEM 1A. RISK FACTORS

The following risk factors, in addition to the information discussed elsewhere herein, should be carefully considered in evaluating us and our business:

Risks Related To Our Operations

We are dependent on our code-share relationships with our Partners.

We depend on relationships created by our regional jet fixed-fee code-share agreements with US Airways, American, Delta, United, Continental and Frontier for all of our regional airline service revenues. Any material modification to, or termination of, our code-share agreements with any of these Partners could have a material adverse effect on our financial condition, results of our operations and the price of our common stock. Each of the code-share agreements contains a number of grounds for termination by our Partners, including our failure to meet specified performance levels. In addition, American may terminate its code-share agreement without cause upon 180 days notice, provided such notice may not be given prior to September 30, 2008. If American terminates its code-share agreement for cause, it has the right to require us to assign to them our leases of all ERJ-140 aircraft then operating under the code-share agreement or to lease such aircraft to them to the extent we own them. If American terminates our code-share agreement other than for cause, we have the right to require American to assume our leases of all ERJ-140 aircraft then operating under the code-share agreement, or to lease such jets from us to the extent we own them. Delta may partially or completely terminate its code-share agreement with respect to the ERJ-135/145 aircraft, with or without cause, on 180 days written notice at any time after November 2009, and may partially or completely terminate its code-share agreement with respect to the ERJ-170 aircraft, with or without cause, on 180 days written notice at any time after July 2015.  If Delta exercises this right under either agreement or if we terminate either agreement for cause, we have the right to require Delta either to purchase, sublease or assume the lease of aircraft leased by us with respect to any of the aircraft we previously operated for Delta under that agreement. If we choose not to exercise this right, or if Delta terminates either agreement for cause, Delta may require us to sell or sublease to it or Delta may assume the lease of aircraft leased by us with respect to any of the aircraft we previously operated for it under that agreement. United may terminate its code-share agreement with respect to the ERJ-145 aircraft without cause on 18 months prior written notice, provided that such notice may not be delivered prior to December 31, 2007. If we wrongfully terminate our code-share agreement, breach certain provisions thereof or fall below certain minimum operating thresholds for three consecutive months or any six month period in a rolling 12 month period, United can assume our ownership or leasehold interests in the aircraft we operate for them. Each of Continental and Frontier may terminate their code-share agreements with cause or if we breach certain provisions thereof including a breach of our guaranty granted to each of them.

In addition, because substantially all of our operating revenues are currently generated under the code-share agreements, if any one of them is terminated, our operating revenues and net income will be materially adversely affected unless we are able to enter into satisfactory substitute arrangements or, alternatively, fly under our own flight designator code, including obtaining the airport facilities and gates necessary to do so. We cannot assure you that we would be able to enter into substitute code-share arrangements, that any such substitute arrangements would be as favorable to us as the current code-share agreements or that we could successfully fly under our own flight designator code.

For the years ended December 31, 2007, 2006 and 2005 respectively, US Airways accounted for approximately 22%, 24% and 21%, Delta accounted for approximately 33%, 35% and, 34%, American accounted for approximately 9%, 11% and 13% and United accounted for approximately 24%, 30% and 32% of our regional airline service revenues.  Continental and Frontier accounted for approximately 10% and 2%, respectively, of our regional airline service revenues for the year ended December 31, 2007.

We may be unable to redeploy smaller aircraft removed from service in response to our Partners' demand for larger aircraft.

Certain of our Partners have requested that we replace ERJ-145 and smaller aircraft with larger aircraft. To the extent that we agree to remove an ERJ-145 or smaller aircraft from service, we must either sell or sublease the aircraft to another party or redeploy it in order to cover our carrying expenses for that aircraft. Our inability to sell, sublease and/or redeploy aircraft that have been removed from service could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

If the financial strength of any of our Partners decreases, our financial strength is at risk.

We are directly affected by the financial and operating strength of our Partners. In the event of a decrease in the financial or operational strength of any of our Partners, such partner may be unable to make the payments due to us under its code-share agreement. In addition, it may reduce utilization of our aircraft to the minimum levels specified in the code-share agreements. US Airways, Delta and United have recently emerged from bankruptcy. In addition, it is possible that any code-share agreement with a code-share partner that files for reorganization under Chapter 11 of the bankruptcy code may not be assumed in bankruptcy and could be modified or terminated. Any such event could have an adverse effect on our operations and the price of our common stock. As of February 1, 2008, Standard & Poor's and Moody's, respectively, maintained ratings of B- and B3 for US Airways, B and B2 for AMR Corp., the parent of American, B and B2 for Delta, B and B2 for UAL Corp., the parent of United, and B and B2 for Continental. Ratings for Frontier Airlines Holdings, Inc., the parent of Frontier, are not available.

Our Partners may expand their direct operation of aircraft thus limiting the expansion of our relationships with them.

We depend on major airlines such as our Partners to contract with us instead of purchasing and operating their own aircraft. However, some major airlines own their own regional airlines and operate their own aircraft instead of entering into contracts with us or other regional carriers. For example, American and Delta have acquired many aircraft which they fly under their affiliated carriers, American Eagle, with respect to American, and Comair, with respect to Delta. In addition, US Airways is operating aircraft through its PSA subsidiary. We have no guarantee that in the future our Partners will choose to enter into contracts with us instead of purchasing their own aircraft or entering into relationships with competing regional airlines. They are not prohibited from doing so under our code-share agreements. In addition, US Airways previously announced that, pursuant to an agreement with its pilots, US Airways will not enter into agreements with its regional affiliates to fly ERJ-190 and higher capacity aircraft and it is possible that our other partners will make the same decision. A decision by US Airways, American, Delta, United, Continental or Frontier to phase out our contract based code-share relationships and instead acquire and operate their own aircraft or to enter into similar agreements with one or more of our competitors could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

Any labor disruption or labor strikes by our employees or those of our Partners would adversely affect our ability to conduct our business.

All of our pilots, customer service employees, flight attendants and dispatchers are represented by unions. Collectively, these employees represent approximately 77% of our workforce as of December 31, 2007. Although we have never had a work interruption or stoppage and believe our relations with our unionized employees are generally good, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. If we are unable to reach agreement with any of our unionized work groups on the amended terms of their collective bargaining agreements, we may be subject to work interruptions and/or stoppages. Any sustained work stoppages could adversely affect our ability to fulfill our obligations under our code-share agreements and could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

              Under the terms of our jet code-share agreement with US Airways, if we are unable to provide scheduled flights as a result of a strike by our employees, it is only required to pay us for certain fixed costs for specified periods. Under the terms of the code-share agreements with American, Delta, United, Continental and Frontier, none of them are required to pay us any amounts during the period our employees are on strike and we are unable to provide scheduled flights. A sustained strike by our employees would require us to bear costs otherwise paid by our Partners.

In addition, a labor disruption other than a union authorized strike may cause us to be in material breach of our code-share agreements, all of which require us to meet specified flight completion levels during specified periods. Our Partners have the right to terminate their code-share agreements if we fail to meet these completion levels.

Our current growth plans may be materially adversely affected by substantial risks, some of which are outside of our control.

We plan to acquire an additional 29 ERJ-170/175 aircraft by the end of 2008, all of which are subject to firm orders. At December 31, 2007, we had agreements to place all of the 29 aircraft into service with our Partners. We have financing commitments in place for all of these firm orders. If we are incorrect in our assessment of the profitability and feasibility of our growth plans, if circumstances change in a way that was unforeseen by us or if we are unable to consummate financing for these aircraft, we may not be able to grow as planned.

Under our code-share agreements, we are obligated to place in service an additional 29 aircraft through March 2009, at an aggregate cost, excluding the cost of acquiring the aircraft and related parts, to us of approximately $6.4 million. These costs, which are related to the acquisition of these aircraft, include the acquisition of related additional ground and maintenance facilities and support equipment, the employment of approximately 500 additional employees and the integration of those aircraft, facilities and employees into our existing operations.

As of December 31, 2007, we had options to purchase an aggregate of 74 aircraft from Embraer. If we choose to exercise options to purchase aircraft from Embraer prior to obtaining a commitment from existing or future partners to place the aircraft in service, we will be obligated to purchase the aircraft from Embraer and to bear the cost of operation even if we cannot place the aircraft in service with a code-share partner, which could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

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

Our growth plans may be adversely affected by our code-share agreements with American and Delta. Chautauqua’s American agreement requires us to provide regional airline services exclusively for American at its St. Louis hub and within 50 statute miles of that hub. This agreement also prohibits us from providing competing regional hub services at Memphis, Nashville and Kansas City and means that, without American's consent, we are prohibited from operating flights under our own flight designator code or on behalf of any other air carrier providing "hub" services in or out of these airports. Chautauqua's Delta agreement prohibits it from conducting code-share flying into several major metropolitan airports, except under its existing code-share agreements with American and US Airways. Republic Airline’s Delta agreement prohibits it from conducting code share flying into several major metropolitan airports, except under its existing code-share agreement with United. Pursuant to the terms of Chautauqua's and Republic Airline’s code-share agreement with Delta, we are prohibited from operating aircraft other than for Delta except for (1) those we operates for our existing Partners, (2) the additional aircraft it may operate under its existing agreements and (3) aircraft subject to other limited exceptions. Furthermore, pursuant to the terms of our code-share agreements with United, except for our current code-share flying, Shuttle America and Chautauqua are prohibited from operating 50 seat or larger aircraft or turboprops from United’s current hub airports. United’s hub airports are Denver, Washington Dulles, Los Angeles, Chicago O'Hare, Seattle and San Francisco.

 Our Partners may be restricted in increasing the level of business that they conduct with us, thereby limiting our growth.

In general, the pilots' unions of certain major airlines have negotiated collective bargaining agreements that restrict the number and/or size of regional aircraft that a particular carrier may operate. A "scope" clause in US Airways' current collective bargaining agreement with its pilots prevents US Airways from using more than 465 aircraft not flown by its pilots in its operations. There are no quantity limitations in the US Airways “scope” limitations for small aircraft. For purposes of this “scope” restriction, a small regional jet is defined as any aircraft configured with 78 or fewer seats. For purposes of this limitation, a large regional jet is an aircraft configured with 79 to 90 passenger seats. US Airways can outsource up to an additional 55 aircraft, including the ERJ-175 and CRJ-900, configured with more than 78 seats but less than 90 seats, subject to certain limitations. We cannot assure you that US Airways will contract with us to fly any additional aircraft. Our pilots union limited their approval to 80 additional aircraft for US Airways, which includes the 28 ERJ-170s obtained from US Airways, the 20 ERJ-175s added during 2007 and the incremental ten aircraft that will be placed in service in 2008. A "scope" clause in American's current collective bargaining agreement with its pilots limits it from operating aircraft having 51 or more seats. A "scope" clause in Delta's current collective bargaining agreement with its pilots restricts it from operating aircraft having more than 70 to 76 seats and limits it from operating more than 175, or under certain circumstances, 200 aircraft having 70 to 76 seats. United’s "scope" limitations restrict it from operating aircraft configured with more than 70 seats or any aircraft weighing more than 83,000 pounds. Continental’s “scope” limitations restrict it from operating aircraft configured with more than 51 seats.

American's "scope" limitations further limit its partners, in our case Chautauqua, from operating aircraft with 51 or more seats even for partners other than American. Delta's "scope" limitations restrict its partners from operating aircraft with over 76 seats even if those aircraft are operated for an airline other than Delta. Neither US Airways, United, Continental nor Frontier has similar "scope" limits on the size of aircraft we can operate for our other Partners.

We cannot assure you that these "scope" clauses will not become more restrictive in the future. Any additional limit on the number of aircraft we can fly for our Partners could have a material adverse effect on our expansion plans and the price of our common stock.

Our fleet expansion program will require a significant increase in our leverage and the financing we require may not be available on favorable terms or at all.

The airline business is very capital intensive and, as a result, many airline companies are highly leveraged. During the years ended December 31, 2007 and 2006, our mandatory debt service payments totaled $93.5 million and $79.9 million respectively, and our mandatory lease payments totaled $138.7 million and $99.5 million, respectively. We have significant lease obligations with respect to our aircraft, which aggregated approximately $1.1 billion at December 31, 2007 and December 31, 2006. Our current growth strategy involves the acquisition by purchase or lease of at least 29 more aircraft through March 2009.  Embraer's current aggregate list price for the 29 Embraer aircraft that we expect to acquire from Embraer is approximately $900 million. We expect to lease or otherwise acquire on credit a substantial portion of these Embraer aircraft, which will increase significantly our mandatory lease and debt service payments.

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

Currently, we are obligated under our code-share agreements to place an additional 29 Embraer aircraft in service through 2009. We are dependent on Embraer as the manufacturer of all of these jets. Our risks in relying primarily on a single manufacturer include:

• the possibility that Embraer could refuse, or may not be financially able, to perform its obligations under the purchase agreement for the delivery of the aircraft;

• a fire, strike or other event could occur that affects Embraer's ability to completely or timely fulfill its contractual obligations;

• the failure or inability of Embraer to provide sufficient parts or related support services on a timely basis;

• the interruption of fleet service as a result of unscheduled or unanticipated maintenance requirements for these aircraft;

• the issuance of FAA directives restricting or prohibiting the use of Embraer aircraft or requiring time-consuming inspections and maintenance; and

• the adverse public perception of a manufacturer as a result of an accident or other adverse publicity.

Any disruption or change in the delivery schedule of these Embraer aircraft would affect our overall operations and our ability to fulfill our obligations under our code-share agreements.

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

Our agreements with our Partners require each of them to schedule our aircraft to a minimum level of utilization. However, the aircraft have historically been utilized more than the minimum requirement. Even though the fixed-fee rates may adjust, either up or down, based on scheduled utilization levels or require a fixed amount per day to compensate us for our fixed costs, if our aircraft are at or below the minimum requirement (including taking into account the stage length and frequency of our scheduled flights) we will likely lose both the opportunity to recover a margin on the variable costs of flights that would have been flown if our aircraft were more fully utilized and the opportunity to earn incentive compensation on such flights. For example, as a result of Delta's bankruptcy, Delta has utilized our smaller aircraft at less than historical levels.

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

While we have never had a crash causing death or serious injury over our 34 year history, it is possible that one or more of our aircraft may crash or be involved in an accident in the future, causing death or serious injury to individual air travelers and our employees and destroying the aircraft and the property of third parties.

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

We may have conflicts of interest with Wexford Capital and we may not be able to resolve these conflicts on an arm's length basis.

              WexAir RJET LLC, which is owned by several investment funds managed by Wexford Capital, previously held a majority interest in our common stock. Currently, Wexford Capital owns less than 1% of our common stock but one of our directors is a general partner of Wexford Capital and its affiliates. Wexford Capital and its affiliates are actively engaged in the airline business. Conflicts of interest may in the future arise between Wexford Capital and its affiliates, on the one hand, and us, on the other hand, in a number of areas relating to our business and our past and ongoing relationships.

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

Within the airline industry, we not only compete with other regional airlines, some of which are owned by or operated as partners of major airlines, but we also face competition from low-fare airlines and major airlines on many of our routes, including carriers that fly point to point instead of to or through a hub. Other low-fare carriers serve the Indianapolis International Airport, which results in significant price competition in the Indianapolis market, one of our major markets. Competition in the eastern United States markets, which we service from US Airways' hubs in New York, Boston, Philadelphia and Washington, D.C.and from Delta's hub in Cincinnati, and Atlanta, is particularly intense, due to the large number of carriers in those markets.

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

Fuel costs constitute a substantial portion of the total operating expenses of the airline industry. There have been significant increases in fuel costs and continued high fuel costs such as those which have been experienced since 2006 would harm the airline industry's financial condition and results of operations. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues, supply and demand and other factors. Fuel availability is also affected by demand for home heating oil, gasoline and other petroleum products. Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. Further, in the event of a fuel supply shortage or further increases in fuel prices, a curtailment of scheduled service could result.

 The airline industry has been subject to a number of strikes which could affect our business.

The airline industry has been negatively impacted by a number of labor strikes. Any new collective bargaining agreement entered into by other regional carriers may result in higher industry wages and increase pressure on us to increase the wages and benefits of our employees. Furthermore, since each of our Partners is a significant source of our operating revenues, any labor disruption or labor strike by the employees of any one of our Partners could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

Airlines are often affected by certain factors beyond their control, including weather conditions which can affect their operations.

Generally, revenues for airlines depend on the number of passengers carried, the fare paid by each passenger and service factors, such as the timeliness of departure and arrival. During periods of fog, ice, low temperatures, storms or other adverse weather conditions, flights may be cancelled or significantly delayed. For example, in 2005, Hurricane Wilma forced us to suspend some of our operations in Florida for a number of days. Under our fixed-fee code-share agreements, we are partially protected against cancellations due to weather or air traffic control, although these factors may affect our ability to receive incentive payments for flying more than the minimum number of flights specified in our code-share agreements. Should we enter into pro-rate revenue sharing agreements in the future we will not be protected against weather or air traffic control cancellations and our operating revenues could suffer as a result.

The airline industry has recently gone through a period of consolidation and transition; consequently, we have fewer potential partners.

Since 1978 and continuing to the present, the airline industry has undergone substantial consolidation, and it may in the future undergo additional consolidation. For example, in April 2001, American acquired the majority of Trans World Airlines, Inc.'s assets. Our relationship with American resulted from this transaction. Other recent developments include the domestic code-share alliance between United and US Airways, a similar new relationship among Delta, Continental and Northwest and the merger of America West and US Airways. We, as well as our Partners, routinely monitor changes in the competitive landscape and engage in analysis and discussions regarding our strategic position, including potential alliances and business combination transactions. Further consolidation could limit the number of potential partners with whom we could enter into code-share relationships. Although none of our contracts with our Partners allow termination or are amendable in the event of consolidation, any additional consolidation or significant alliance activity within the airline industry could materially adversely affect our relationship with our Partners.

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

The FAA has the authority to issue mandatory orders relating to, among other things, the grounding of aircraft, inspection of aircraft, installation of new safety related items and removal, replacement or modification of aircraft parts that have failed or may fail in the future. A decision by the FAA to ground, or require time consuming inspections of or maintenance on, all or any of our Embraer or Bombardier aircraft, for any reason, could negatively impact our results of operations.

In addition to state and federal regulation, airports and municipalities enact rules and regulations that affect our operations. From time to time, various airports throughout the country have considered limiting the use of smaller aircraft, such as Embraer or Bombardier aircraft, at such airports. The imposition of any limits on the use of Embraer or Bombardier aircraft at any airport at which we operate could interfere with our obligations under our code-share agreements and severely interrupt our business operations.

Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenues. For instance, "passenger bill of rights" legislation was introduced in Congress that, if enacted, would have, among other things, required the payment of compensation to passengers as a result of certain delays and limited the ability of carriers to prohibit or restrict usage of certain tickets. This legislation is not currently active but if it is reintroduced, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs. Several state legislatures have also considered such legislation.  Restrictions on the ownership and transfer of airline routes and takeoff and landing slots have also been proposed. In addition, as a result of the terrorist attacks in New York and Washington, D.C. in September 2001, the FAA and the Transportation Security Administration (TSA) have imposed stringent security requirements on airlines. We cannot predict what other new regulations may be imposed on airlines and we cannot assure you that laws or regulations enacted in the future will not materially adversely affect our financial condition, results of operations and the price of our common stock.

Risks Related To Our Common Stock

Our stock price is volatile.

              Since our common stock began trading on The NASDAQ National Market (now the NASDAQ Global Select Market) on May 27, 2004, the market price of our common stock has ranged from a low of $8.15 to a high of $23.88 per share. The market price of our common stock may continue to fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

• announcements concerning our Partners, competitors, the airline industry or the economy in general;

• strategic actions by us, our Partners or our competitors, such as acquisitions or restructurings;

• media reports and publications about the safety of our aircraft or the aircraft types we operate;

• new regulatory pronouncements and changes in regulatory guidelines;

• general and industry specific economic conditions, including the price of oil;

• changes in financial estimates or recommendations by securities analysts;

• sales of our common stock or other actions by investors with significant shareholdings or our Partners; and

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

On our website, www.rjet.com/investor relations.html, we provide free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after they have been electronically filed or furnished to the Securities and Exchange Commission. The code of ethics, adopted by our Board of Directors, which applies to all our employees, can also be found on our website, www.rjet.com/investor relations.html. Our audit committee charter is also available on our website.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Flight Equipment

As of December 31, 2007, we operated 219 aircraft as described in the following table:

Type	Total Aircraft	Owned	Leased	Average Age (in years)	Firm Orders	Option Aircraft	Seats in Standard Configuration

ERJ-135LR (1)	17	15	2	4.5			37
ERJ-140LR	15	11	4	5.8			44
ERJ-145LR (2)	62	27	35	5.8			50
ERJ-170/175LR	101	78	23	2.2	29	74	70-86
CRJ-200	24		24	6.6			50
Total	219	131	88		29	74

(1) Two of these aircraft are used for charter service and as spares.

(2) One of these aircraft is used for charter service or as a spare.

In addition to the aircraft listed above, we subleased six ERJ-145 aircraft to an airline in Mexico.

We have firm orders to acquire 29 ERJ-175 aircraft.

All of our leased aircraft are leased by us pursuant to operating leases, with current lease expirations ranging from 2009 to 2023. We have fixed-price purchase options under most of these leases after 9 to 14 years of the lease term. Furthermore, we have options to renew most of the leases for an additional three to four years, or purchase the leased aircraft at the conclusion of their current lease terms at fair market value.

The following table outlines the number and type of aircraft being operated for each Partner and the total number of aircraft that we are required to place in service for each Partner as of December 31, 2007:

	ERJ-175		ERJ-170		ERJ-145		ERJ-140		ERJ-135		CRJ- 200
	In Operation	Total Required Aircraft	In Operation	Total Required Aircraft	In Operation (1)	Total Required Aircraft	In Operation	Total Required Aircraft	In Operation (1)	Total Required Aircraft(4)	In Operation	Total Required Aircraft	Total Required Aircraft
US Airways	25	38	23	20	10	10							68
American							15	15					15
Delta (2)		16	16	−	24	24			15	−			40
United (3)			28	38	7	7							45
Continental					20	20					24	24	44
Frontier			9	17									17
Total	25	54	76	75	61	61	15	15	15	−	24	24	229

(1) Excludes two ERJ-135 aircraft and one ERJ-145 aircraft that are not operated for any of our Partners. We use these aircraft for charter service and spares.

(2) In August 2007, we amended our Jet Services Agreement with Delta to provide for the replacement of sixteen, ERJ-170 aircraft operating as Delta Connection with sixteen ERJ-175 aircraft.  The new aircraft are expected to be placed into service during the second half of 2008 and the first quarter of 2009.

(3) In August 2007, we amended our Jet Services Agreement with United to provide for the operation of ten additional ERJ-170 aircraft as United Express. The aircraft are expected to be placed into service during the fourth quarter of 2008 and the first quarter of 2009.

(4) Under our amended Delta agreement, we agreed to remove from service all 15 of our ERJ-135 at a rate of two aircraft per month beginning in September 2008.  We expect to sell these aircraft to Embraer or another party as the aircraft are removed from service.

Ground Operations and Properties

As of December 31, 2007, our facilities are summarized in the following table:

Facility	Square Feet	Location
Corporate Office	45,000	Indianapolis, IN
Maintenance Hangar	110,500	Indianapolis, IN
Maintenance Hangar/Office	144,000	Columbus, OH
Maintenance Hangar	70,000	Louisville, KY
Maintenance Hangar/Office	86,000	Pittsburgh, PA
Maintenance Hangar/Office	35,940	St. Louis, MO

In August 2007, we entered into a lease agreement for a 20,440 square foot flight and in-flight training center located in Plainfield, Indiana.  The facility is expected to open in February 2008.

Our employees perform substantially all routine airframe and engine maintenance and periodic inspection of equipment. We provide all US Airways Express airport gate and ground handling at the Indianapolis International airport. Our Partners or third parties provide ground support services in 118 of the 119 cities we serve and provide ticket handling services in all 119 cities we serve.

We lease all of our facilities subject to either long-term leases or on a month to month basis.

Consistent with our planned growth in 2008 we are planning to add additional maintenance facilities and expand certain other facilities. We believe that our current facilities, along with our planned additional facilities, are adequate for the current and foreseeable needs of our business.

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

Year Ended December 31, 2006	High	Low
First Quarter	$15.75	$13.57
Second Quarter	17.33	13.73
Third Quarter	17.67	14.75
Fourth Quarter	18.49	15.30

Year Ended December 31, 2007
First Quarter	$23.13	$16.70
Second Quarter	23.88	19.80
Third Quarter	22.46	17.46
Fourth Quarter	22.75	18.32

As of February 1, 2008 there were 36 stockholders of record of our common stock. We have never paid cash dividends on our common stock. The payment of future dividends is within the discretion of our board of directors and will depend upon our future earnings, our capital requirements, bank financing, financial condition and other relevant factors. The credit facility with Bank of America Business Capital does not limit the Company’s ability to pay dividends unless the Company is in default thereunder.

Performance Graph

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG REPUBLIC AIRWAYS HOLDINGS INC.
NASDAQ MARKET INDEX AND PEER GROUP INDEX

DOLLARS
200
175
150
125
100
75
50
25
0
5/27/04
6/30/04
9/30/04
12/31/04
3/31/05
6/30/05
9/30/05
12/31/05
3/31/2006
6/30/2006
9/30/2006
12/31/2006
3/31/2007
6/30/2007
9/30/2007
12/31/2007
REPUBLIC AIRWAYS HOLDINGS
PEER GROUP INDEX
NASDAQ MARKET INDEX (U.S. COS)

ASSUMES $100 INVESTED MAY 27, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007

The above graph compares the performance of the Company from May 27, 2004 through December 31, 2007, against the performance of (i) the Composite Index for Nasdaq Stock Market (U.S. Companies) and (ii) an index of companies engaged in air transportation (SIC 4512 and 4513), including regional airlines, whose stocks trade on the Nasdaq, for the same period.

Below is a summary of the equity compensation plans as of December 31, 2007:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights.	Weighted-average exercise price of outstanding options,warrants and rights.	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A).
Equity compensation plans approved by security holders
Options outstanding under the 2002 Equity Incentive Plan	1,390,818	$15.17	47,215
Options outstanding under the 2007 Equity Incentive Plan	1,320,000	19.15	3,680,000
Equity compensation plans not approved by security holders	—	—	—
Total	2,710,818	$17.11	3,727,215

Unregistered Sales of Equity Securities

There have been no recent sales of unregistered securities.

The following table set forth required information regarding repurchases of common stock made during the three month period ended December 31, 2007:

Issuer Purchases of Equity Securities
	(a)	(b)	(c )	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

Period
October 1, 2007 through October 31, 2007 (1)	1,641,200	$20.92	1,641,200	$1,353,000
November 1, 2007 through November 30, 2007 (1)	65,959	$20.50	65,959	−
December 1, 2007 through December 31, 2007 (2)	72,735	$19.42	72,735	$98,588,000
Total	1,779,894		1,779,894

(1) On August 28, 2007, we announced that our Board of Directors had authorized the purchase of up to $100 million of our common stock. The shares were purchased on the open market or through privately-negotiated transactions from time-to-time.  The authorization closed in November 2007.

(2) On December 14, 2007, we announced that our Board of Directors had authorized the purchase of up to $100 million of our common stock. The shares will be purchased on the open market or through privately-negotiated transactions from time-to-time during the twelve month period following the authorization. Under the authorization, the timing and amount of purchase would be based upon market conditions, securities law limitations and other factors. The stock buy-back program does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice.

 ITEM 6. SELECTED FINANCIAL DATA

 The following selected financial data and operating statistics should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes included in Item 8 of the Form 10-K.
	Years Ended December 31,

	2007	2006	2005	2004	2003

	(in thousands, except share, per share and airline operating data)

Statement of Operations Data:

Operating revenues:

Regional airline services	$1,274,607	$1,118,226	$883,906	$637,389	$480,025
Charter and ground handling	5,867	8,932	11,611	8,682	5,899
Other	12,203	15,920	9,504	253	6,356
Total operating revenues	1,292,677	1,143,078	905,021	646,324	492,280
Operating expenses:
Wages and benefits	226,521	175,483	143,826	112,305	86,949
Aircraft fuel (1)	296,573	325,500	278,923	174,208	106,840
Passenger fees and commissions	—	—	—	2,939	6,254
Landing fees	53,684	41,993	30,376	24,201	19,098
Aircraft and engine rent	124,961	94,773	77,725	74,514	67,350
Maintenance and repair	130,237	105,198	76,481	70,290	53,475
Insurance and taxes	19,039	17,652	16,117	13,186	12,859
Depreciation and amortization	106,594	92,228	64,877	34,412	23,873
Impairment loss and accrued aircraft return costs (credits) (2)	—	(2,050)	(4,218)	1,441	2,756
Other	104,790	79,708	62,195	47,483	30,115

Total operating expenses	1,062,399	930,485	746,302	554,979	409,569

Operating income	230,278	212,593	158,719	91,345	82,711
Other income (expense):
Interest expense	(107,323)	(91,128)	(63,546)	(28,464)	(22,789)
Interest and other income	11,013	9,944	5,002	518	195

Total other income (expense)	(96,310)	(81,184)	(58,544)	(27,946)	(22,594)

Income before income taxes	133,968	131,409	100,175	63,399	60,117
Income tax expense	51,210	51,899	39,521	24,547	23,979
Net income	82,758	79,510	60,654	38,852	36,138
Preferred stock dividends (3)	—	—	—	—	(170)
Net income available for common stockholders	$82,758	$79,510	$60,654	$38,852	$35,968
Net income available for common stockholders per share:
Basic	$2.05	$1.89	$1.69	$1.66	$1.80
Diluted	$2.02	$1.82	$1.66	$1.62	$1.73
Weighted average common shares outstanding:
Basic	40,350,256	42,149,668	35,854,249	23,349,613	20,000,000
Diluted	41,045,644	43,615,946	36,548,340	23,906,762	20,841,415
Other Financial Data:
Net cash from:
Operating activities	$280,490	$229,147	$170,879	$116,827	$91,627
Investing activities	$(76,468)	$(114,510)	$(175,152)	$(102,424)	$(30,683)
Financing activities	$(235,546)	$(81,114)	$120,058	$9,282	$(45,093)
Airline Operating Data:
Passengers carried (000’s)	16,287	12,666	9,137	6,842	5,121
Revenue passenger miles (000’s) (4)	8,581,836	6,650,399	4,516,518	3,062,940	2,319,261
Available seat miles (000’s) (5)	11,511,795	9,154,719	6,559,966	4,618,042	3,665,876
Passenger load factor (6)	74.5%	72.6%	68.8%	66.3%	63.3%
Revenue per available seat mile (7)	$0.112	$0.125	$0.138	$0.140	$0.134
Cost per available seat mile (8)	$0.102	$0.112	$0.124	$0.126	$0.118
EBITDA (9)	$347,885	$314,765	$228,597	$126,275	$106,779
Average passenger trip length (miles)	522	515	494	448	453

Number of aircraft in operations (end of period):
Regional Jets:
Owned	131	109	90	62	38
Leased	88	62	52	49	45
Saab Turboprops (10):
Owned	—	—	—	4	—
Leased	—	—	—	13	21
Total aircraft	219	171	142	128	104

			As of December 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:			(in thousands)
Cash and cash equivalents	$164,004	$195,528	$162,005	$46,220	$22,535
Aircraft and other equipment—net	2,308,726	1,889,717	1,662,236	984,512	549,009
Total assets	2,773,078	2,358,441	2,035,947	1,171,820	669,783
Long-term debt, including current maturities	1,913,580	1,568,803	1,413,440	850,869	486,146
Total stockholders' equity	426,086	508,829	424,698	174,651	72,406

(1) Beginning in May 2005, we do not record fuel expense and the related revenue for US Airways operations because US Airways pays for fuel directly.  Beginning in January 2007, for certain United locations, we do not record fuel expense and the related revenue because United pays for fuel directly. Continental and Frontier also pay fuel directly and their operations began in January and March 2007, respectively.

(2) We recorded impairment losses and accrued aircraft return costs of $2.8 and $1.4 million in 2003 and 2004 respectively, related to Saab turboprop aircraft. In 2005, we reversed a $4.2 million reserve after a final agreement to return all the Saab turboprop aircraft to lessors was executed and all liabilities were settled. In 2006, we recorded a $2.1 million gain relating to the disposition of Saab aircraft and spare parts.

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

(4) Passengers carried multiplied by miles flown.

(5) Passenger seats available multiplied by miles flown.

(6) Revenue passenger miles divided by available seat miles.

(7) Total airline operating revenues divided by available seat miles.

(8) Total operating and interest expenses divided by available seat miles. Total operating and interest expenses is not a calculation based on accounting principles generally accepted in the United States of America and should not be considered as an alternative to total operating expenses. Cost per available seat mile utilizing this measurement is included as it is a measurement recognized by the investing public.

(9) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. EBITDA is not a calculation based on accounting principles generally accepted in the United States of America and should not be considered as an alternative to net income or operating income as indicators of our financial performance or to cash flow as a measure of liquidity. In addition, our calculations may not be comparable to other similarly titled measures of other companies. EBITDA is included as a supplemental disclosure because it may provide useful information regarding our ability to service debt and lease payments and to fund capital expenditures. Our ability to service debt and lease payments and to fund capital expenditures in the future, however, may be affected by other operating or legal requirements or uncertainties. Currently, aircraft and engine ownership costs, which include aircraft and engine rent, depreciation, and interest expense, are our most significant cash expenditure. In addition, EBITDA is a well recognized performance measurement in the airline industry and, consequently, we have provided this information.

The following represents a reconciliation of EBITDA to net cash from operating activities for the periods indicated:

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
EBITDA	$347,885	$314,765	$228,597	$126,275	$106,779
Interest expense	(107,323)	(91,128)	(63,546)	(28,464)	(22,789)
Debt issue costs and other amortization	6,764	4,551	2,776	1,928	1,968
Warrant amortization	102	565	372	800	359
Loss (gain) on aircraft and other equipment disposals	255	(118)	(276)	1,151	1,079
Impairment loss and accrued aircraft return costs (credits)	—	(2,050)	(4,218)	1,441	2,756
Amortization of deferred credits	(1,761)	(1,438)	(1,346)	(1,285)	(1,249)
Stock compensation expense	3,119	1,297	125	214	214
Current income tax expense	(120)	(495)	(1,915)	(520)	(237)
Changes in certain assets and liabilities:
Receivables	(7,944)	(2,939)	(10,323)	10,480	(7,124)
Inventories	(11,419)	(11,448)	1,276	(2,683)	(2)
Prepaid expenses and other current assets	1,554	1,474	(4,907)	(1,022)	1,057
Accounts payable	11,299	10,546	1,152	1,963	(4,405)
Accrued liabilities	4,022	16,826	28,980	11,370	14,937
Deferred revenue (Delta pre-petition claim)	44,590	—	—	—	—
Other assets	(10,533)	(11,261)	(5,868)	(4,821)	(1,716)

Net cash from operating activities	$280,490	$229,147	$170,879	$116,827	$91,627

(10) Excludes two Saab 340 aircraft held for sale at December 31, 2003, one as of December 31, 2004, five as of December 31, 2005.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Republic Airways Holdings Inc. is a Delaware holding company organized in 1996 that owns three regional airlines: Chautauqua Airlines, Inc., (“Chautauqua Airlines”), our operator of 37 to 50 seat aircraft; Shuttle America Corporation (“Shuttle America”), our operator of 70-seat aircraft; and Republic Airline Inc. (“Republic Airline”), our operator of aircraft with more than 70 seats.  As of December 31, 2007, our subsidiaries offered scheduled passenger service on approximately 1,250 flights daily to 119 cities in 39 states, Canada, Mexico, Jamaica and the Bahamas pursuant to code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), Continental Airlines, Inc. (“Continental”), Delta Air Lines, Inc. (“Delta”), Frontier Airlines, Inc. (“Frontier”), US Airways, Inc. (“US Airways”) and United Air Lines, Inc. (“United”), collectively referred to as our (“Partners”). We began flying for Continental and Frontier in January and March 2007, respectively. Currently, we provide our Partners with regional jet service, operating as AmericanConnection, Continental Express, Delta Connection, Frontier Airlines, US Airways Express, or United Express, including service out of their hubs and focus cities in Atlanta, Boston, Denver, Chicago, Cincinnati, Cleveland, Columbus, Houston, Indianapolis, New York, Philadelphia, Pittsburgh, St. Louis and Washington, D.C. (Dulles and National).

Unless the context indicates otherwise, the terms “the Company,” “we,” “us,” or “our,” refer to Republic Airways Holdings Inc. and its subsidiaries.

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

During 2007 we increased our operational fleet by 48 aircraft for a total operational fleet as of December 31, 2007 of 219 aircraft.  Our operational fleet is comprised of 101 ERJ-170/175, 70-86 seat aircraft, 94 ERJ-145 family, 37-50 seat aircraft, and 24 CRJ-200, 50 seat aircraft. During 2007 we added 44 aircraft into service for Continental by transitioning 20 ERJ-145 aircraft from our US Airways operation and leasing 24 CRJ-200 aircraft.  We added five ERJ-170 aircraft to Frontier by transitioning five ERJ-170 aircraft from our US Airways operation.  We also added 25 ERJ-175 aircraft for US Airways and removed the five ERJ-170 aircraft and 20 ERJ-145 aircraft from the US Airways operation.  We also removed one ERJ-145 aircraft from our charter service and subleased the aircraft to an airline in Mexico.

Currently, we have agreed to place into service an additional 29 ERJ-175 aircraft for our Partners through March 2009. These 29 aircraft are covered by firm orders that we have with Embraer.  We expect to place 16 of these 29 aircraft into service with Delta during the second half of 2008 and the first quarter of 2009, which will replace the 16 ERJ-170 aircraft currently in operation with Delta.  Ten of the ERJ-170 aircraft removed from Delta will transition to our United operation during the fourth quarter of 2008 and the first quarter of 2009; five of the ERJ-170 aircraft removed from Delta will transition to our Frontier operation during 2008; and one of the aircraft removed from Delta is currently unallocated to our Partners.  We expect to place the remaining 13 of the 29 ERJ-175 aircraft into service with US Airways during 2008.  Three of these aircraft will replace three ERJ-170 aircraft that will transition to Frontier during 2008.  The Company has options for 74 ERJ-170 aircraft, which may be converted to options for ERJ-175, ERJ-190 or ERJ-195 aircraft, which range in size from 78 seats to 110 seats.

Under our amended Delta agreement, we agreed to remove from service all 15 of our ERJ-135 at a rate of two aircraft per month beginning in September 2008.  We expect to sell these aircraft to Embraer or another party as the aircraft are removed from service.  Under our Continental agreement, we expect all 24 CRJ-200 aircraft to be removed from service and returned to the lessor.  Currently, we anticipate removing seven aircraft in the fourth quarter of 2008, 10 aircraft in 2009 and seven aircraft in 2010.

For the years ended December 31, 2007, 2006 and 2005 respectively, Delta accounted for approximately 33%, 35% and 34%, United accounted for approximately 24%, 30% and 32%, US Airways accounted for approximately 22%, 24% and 21% and American accounted for approximately 9%, 11% and 13% of our regional airline services revenues. Continental and Frontier accounted for approximately 10% and 2%, respectively, of our regional airline services revenues for the year ended December 31, 2007.

Fleet Transition and Growth

The following table sets forth the number and type of aircraft in service and operated by us at the dates indicated:

	December 31,
	2007			2006			2005
	Total	Owned	Leased	Total	Owned	Leased	Total	Owned	Leased
Aircraft:
Embraer ERJ-135 LR (1)	17	15	2	17	15	2	17	15	2
Embraer ERJ-140 LR	15	11	4	15	11	4	15	11	4
Embraer ERJ-145 LR (2)	62	27	35	63	27	36	63	22	41
Embraer ERJ-170 LR (3)	76	56	20	76	56	20	47	42	5
Embraer ERJ-175 LR	25	22	3	—	—	—	—	—	—
Bombarier CRJ-200	24	—	24	—	—	—	—	—	—

Total	219	131	88	171	109	62	142	90	52

(1) Two of these aircraft are used for charter operations and as spares at December 31, 2006, 2005.

(2) Two of these aircraft were used for charter operations and as spares at December 31, 2006.  One of these aircraft were used for charter operations and as spares at December 31, 2007 and 2005.

(3) Four of these aircraft were unassigned at December 31, 2006.

In addition to the aircraft listed above, we subleased six ERJ-145 aircraft to an airline in Mexico.

During 1999, we began operating Embraer aircraft on behalf of US Airways under a fixed-fee arrangement. There were 58, 58 and 40 Embraer aircraft operating on behalf of US Airways at December 31, 2007, 2006 and 2005, respectively. During 2000, we began operations on behalf of TWA under a fixed-fee arrangement; TWA was subsequently acquired by American. There were 15 Embraer aircraft operating under the agreement with American at December 31, 2007, 2006 and 2005. At December 31, 2007, 2006 and 2005, respectively, we had 55, 55 and 48 aircraft in operation under our agreements with Delta. We began operations for United in June 2004, and at December 31, 2007, 2006 and 2005 respectively, we had 35 Embraer aircraft in operation under the agreement with United.  In January 2007 we began operations for Continental, and at December 31, 2007 we had 20 Embraer and 24 Bombardier regional jet aircraft in operation with Continental. In March 2007 we began operations for Frontier, and at December 31, 2007 we had nine aircraft in operation with Frontier.

Revenue

Under our fixed-fee arrangements with our Partners, we receive fixed-fees, as well as reimbursement of specified costs on a gross basis with additional possible incentives from our Partners for superior performance. For the years ended December 31, 2007, 2006 and 2005 all of our regional airline services revenue was earned under our fixed-fee arrangements. The number of aircraft we operate and aircraft utilization are the most significant drivers of our revenue, as opposed to the number of passengers we carry or the fare the passengers pay.

Operating Expenses

A brief description of the items included in our operating expenses line items follows.

Wages and Benefits

This expense includes not only wages and salaries, but also expenses associated with various employee benefit plans, employee incentives and payroll taxes. These expenses will fluctuate based primarily on our level of operations changes in wage rates for contract and non-contract employees and changes in costs of our benefit plans.

Aircraft Fuel

Fuel expense includes the cost of aircraft fuel, including fuel taxes and into-plane fees.  Beginning in May 2005, we do not record fuel expense and the related revenue for US Airways operations because US Airways pays for fuel directly.  Beginning in January 2007, for certain United locations, we do not record fuel expense and the related revenue because United pays for fuel directly. Continental and Frontier pay fuel directly and their operations began in January and March 2007, respectively.

Landing Fees

This expense consists of fees charged by airports for each aircraft landing.   Under our current fixed-fee agreements, we are reimbursed for the actual costs of landing fees.

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

Maintenance and Repair

Maintenance and repair expenses include all parts, materials, tooling and spares required to maintain our aircraft. We have entered into long-term maintenance "power-by-the-hour" service contracts with third-party maintenance providers under which we are charged fixed rates for each flight hour accumulated by all of our engines and some of the major airframe components. The effect of such contracts is to reduce the volatility of aircraft maintenance expense over the term of the contract.

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

Depreciation and Amortization

 This expense includes the depreciation of all fixed assets, including aircraft, and the amortization of the commuter slots that we own.  Goodwill and intangibles with an indefinite life are required to be evaluated for impairment on an annual basis. If we determine the goodwill and intangibles are impaired, we are required to write-off the amount of goodwill and intangibles that are impaired.  As of December 31, 2007 and 2006, goodwill and intangibles was $62.0 million and $62.4 million respectively, net of amortization.

Other

This expense includes the costs of crew training, crew travel, airport, passenger and ground handling related expenses, all other lease expenses, professional fees and all other administrative, facilities and operational overhead expenses not included in other line items above.

Certain Statistical Information
	Years Ended December 31,
	Operating Expenses per ASM in cents
	2007	2006	2005
Wages and benefits	1.97	1.92	2.19
Aircraft fuel (1)	2.58	3.55	4.25
Landing fees	0.47	0.46	0.46
Aircraft and engine rent	1.08	1.03	1.18
Maintenance and repair	1.13	1.15	1.17
Insurance and taxes	0.16	0.19	0.25
Depreciation and amortization	0.93	1.01	0.99
Impairment loss and accrued aircraft return costs (2)	—	(0.02)	(0.06)
Other	0.91	0.87	0.95

Total operating expenses	9.23	10.16	11.38

Plus interest expense	0.93	1.00	0.97

Total operating and interest expenses	10.16	11.16	12.35

Total operating and interest expenses excluding aircraft fuel	7.58	7.61	8.10

(1) Beginning in May 2005, we do not record fuel expense and the related revenue for US Airways operations because US Airways pays for fuel directly.  Beginning in January 2007, for certain United locations, we do not record fuel expense and the related revenue because United pays for fuel directly. Continental and Frontier pay fuel directly and their operations began in January and March 2007, respectively.

(2) In 2005, we reversed a $4.2 million reserve after an agreement to return all the Saab turboprop aircraft to lessors was executed and all liabilities were settled. In 2006, we recorded a $2.1 million gain relating to the disposition of Saab aircraft and spare parts.

	Years Ended December 31,
	2007	Increase/ (Decrease) 2007-2006		2006	Increase/ (Decrease) 2006-2005		2005

Passengers carried (000’s)	16,287	28.6%		12,666	38.6%		9,137
Revenue passenger miles (000’s) (1)	8,581,836	29.0%		6,650,399	47.2%		4,516,518
Available seat miles (000’s) (2)	11,511,795	25.7%		9,154,719	39.6%		6,559,966
Passenger load factor (3)	74.5%	1.9	pp	72.6%	3.8	pp	68.8%
Cost per available seat mile (4)	10.16	(9.0%)		11.16	(9.6%)		12.35
Average price per gallon of fuel (5)	$2.40	11.1%		$2.16	9.1%		$1.98
Fuel gallons consumed (6)	123,438,728	(17.4%)		149,383,949	5.8%		141,159,425
Block hours (7)	679,718	22.1%		556,635	20.0%		464,041
Average passenger trip length (miles)	522	1.4%		515	5.7%		487
Average daily utilization of each aircraft (hours) (8)	10.32	(0.3%)		10.35	(1.4%)		10.50
Aircraft in operations at end of period	219	28.1%		171	20.4%		142

(1) Passengers carried multiplied by miles flown.

(2) Passenger seats available multiplied by miles flown.

(3) Revenue passenger miles divided by available seat miles.

(4) Total operating and interest expenses divided by available seat miles.

(5) Cost of aircraft fuel, including fuel taxes and into-plane fees.

(6) Beginning in May 2005, we do not record fuel expense and the related revenue for US Airways operations because US Airways pays for fuel directly.  Beginning in January 2007, for certain United locations, we do not record fuel expense and the related revenue because United pays for fuel directly. Continental and Frontier pay fuel directly and their operations began in January and March 2007, respectively.

(7) Hours from takeoff to landing, including taxi time.

(8) Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

Results of Operations

2007 Compared to 2006

The following table sets forth information regarding the Company’s expense components for the years ended December 31, 2007 and December 31, 2006. Individual expense components are also expressed in cents per ASM.

	Years ended December 31,
	2007		2006
	Amount	Cents per ASM	Amount	Cents per ASM
	(in thousands)		(in thousands)
OPERATING EXPENSES:
Wages and benefits	$226,521	1.97	$175,483	1.92
Aircraft fuel	296,573	2.58	325,500	3.55
Landing fees	53,684	0.47	41,993	0.46
Aircraft and engine rent	124,961	1.08	94,773	1.03
Maintenance and repair	130,237	1.13	105,198	1.15
Insurance and taxes	19,039	0.16	17,652	0.19
Depreciation and amortization	106,594	0.93	92,228	1.01
Impairment loss and accrued aircraft return costs (1)	—	—	(2,050)	(0.02)
Other	104,790	0.91	79,708	0.87
Total operating expenses	1,062,399	9.25	930,485	10.16

Interest expense	107,323	0.93	91,128	1.00

Total operating expenses and interest expense	$1,169,722	10.16	$1,021,613	11.16

Total operating expenses and interest expense less fuel	$873,149	7.58	$696,113	7.61

(1)  In 2006, we recorded a $2.1 million gain relating to the disposition of Saab aircraft and spare parts.

Operating revenue in 2007 increased by 13.1%, or $149.6 million, to $1.29 billion compared to $1.14 billion in 2006. Excluding reimbursement for fuel expense, which is a pass-through cost to our Partners, regional airline service revenues increased 23.4% for 2007.  The increase was due primarily to fixed-fee revenue earned from the addition of 49 regional jet aircraft that were placed into service throughout 2007 and one regional jet aircraft removed from charter service and subleased to an airline in Mexico during 2007. Other operating revenue decreased $3.7 million due to a decrease in payments from US Airways for the use of aircraft take-off and landing slots at LaGuardia airport, which expired at the end of 2006.

Total operating and interest expenses, excluding fuel increased by 25.4%, or $177.0 million, to $873.1 million for 2007 compared to $696.1 million during 2006 due to the increase in flight operations. The cost per available seat mile on total operating and interest expenses, excluding fuel charges, decreased to 7.58¢ in 2007 compared to 7.61¢ in 2006. Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 29.1%, or $51.0 million, to $226.5 million for 2007 compared to $175.5 million for 2006 due primarily to a $34.1 million increase in flight crew and maintenance operations wage expenses to support the increase in regional jet operations, a $12.7 million increase in related payroll taxes and increased employment levels and an increase in stock compensation expense recognition of $1.8 million, to $3.1 million in 2007. The cost per available seat mile increased to 1.97¢ for 2007 compared to 1.92¢ in 2006.

Aircraft fuel expense decreased 8.9%, or $28.9 million, to $296.6 million for 2007 compared to $325.5 million for 2006 due to a 17% decrease in gallons consumed due to United paying for fuel directly for certain locations beginning in January 2007, partially offset by a 11% increase in the average fuel price per gallon from $2.16 in 2006 to $2.40 in 2007.  The unit cost decreased to 2.58¢ in 2007 compared to 3.55¢ in 2006.

Landing fees increased by 27.8%, or $11.7 million, to $53.7 million in 2007 compared to $42.0 million in 2006. The increase is due mainly to a 16% increase in departures, a 3% increase in the average landing weight and a 7% increase in the average fee charged by airports. Our fixed-fee agreements provide for a direct reimbursement of landing fees. The unit cost was 0.47¢ in 2007 compared to 0.46¢ in 2006.

Aircraft and engine rent increased by 31.9%, or $30.2 million, to $125.0 million in 2007 compared to $94.8 million in 2006 due to a $22.2 million increase in aircraft rents of CRJ-200 aircraft, which are on short-term leases and an $11.1 million increase in aircraft rents of 70-seat aircraft, and is partially offset by the effect of the purchase of five previously leased 50-seat aircraft in the third quarter of 2006.  The unit cost increased to 1.08¢ for 2007 compared to 1.03¢ for 2006.

Maintenance and repair expenses increased by 23.8%, or $25.0 million, to $130.2 million in 2007 compared to $105.2 million for 2006 due mainly to the addition of 49 aircraft in 2007, which resulted in a $16.6 million increase in long-term maintenance agreement expenses.  Additionally, repair expenses on parts not under warranty or not included under long term contracts increased $5.6 million.  Scheduled heavy maintenance events also increased by $1.2 million.  The unit cost was down slightly to 1.13¢ in 2007 compared to 1.15¢ in 2006.

Insurance and taxes increased 7.9%, or $1.4 million, to $19.0 million in 2007 compared to $17.7 million in 2006. Property taxes increased $1.7 million and the increase in operations was more than offset by a decline in the average insurance rates year over. Our fixed-fee agreements generally provide for a direct reimbursement of insurance and property taxes.  The unit cost decreased to 0.16¢ in 2007 compared to 0.19¢ in 2006.

Depreciation and amortization increased 15.6%, or $14.4 million, to $106.6 million in 2007 compared to $92.2 million in 2006 due mainly to $15.2 million of additional depreciation on regional jet aircraft due to the purchase of 11 aircraft in 2007 and the full year effect of 16 regional jet aircraft purchased in 2006. Additionally, amortization for takeoff and landing slots decreased $3.3 million from 2006 due to slots at LaGuardia airport expiring at the end of 2006. The unit cost decreased to 0.93¢ in 2007 compared to 1.01¢ in 2006.

Impairment loss and accrued return costs was a ($2.1) million benefit in 2006, which represented the gain on the disposition of Saab aircraft and spare parts.

Other expenses increased 31.5%, or $25.1 million, to $104.8 million in 2007 from $79.7 million in 2006, due primarily to $15.8 million of increases in flight crew training and travel expenses and $7.6 million of increases in passenger catering costs and other operational expenses to support the increased regional jet operations and increased pilot attrition. The unit cost increased to 0.91¢ in 2007 compared to 0.87¢ in 2006.

Interest expense increased 17.8% or $16.2 million, to $107.3 million in 2007 from $91.1 million in 2006 primarily due to interest on debt related to the financing of 11 aircraft during 2007 and the full year effect of 16 regional jet aircraft financed in 2006. The weighted average interest rate remained constant at 6.2%. The unit cost decreased to 0.93¢ in 2007 compared to 1.00¢ in 2006.

We incurred income tax expense of $51.2 million during 2007, compared to $51.9 million in 2006. The effective tax rates for 2007 and 2006 were 38.2% and 39.5%, respectively, which were higher than the statutory rate due to state income taxes and non-deductible meals and entertainment expense, primarily for our flight crews.  In addition, during the fourth quarter of 2007 the Company reduced its estimated blended state tax rate based on its current operations.

2006 Compared to 2005

The following table sets forth information regarding the Company’s expense components for the years ended December 31, 2006 and December 31, 2005. Individual expense components are also expressed in cents per ASM.

	Years ended December 31,
	2006		2005
	Amount	Cents per ASM	Amount	Cents per ASM
	(in thousands)		(in thousands)
OPERATING EXPENSES:
Wages and benefits	$175,483	1.92	$143,826	2.19
Aircraft fuel	325,500	3.55	278,923	4.25
Landing fees	41,993	0.46	30,376	0.46
Aircraft and engine rent	94,773	1.03	77,725	1.18
Maintenance and repair	105,198	1.15	76,481	1.17
Insurance and taxes	17,652	0.19	16,117	0.25
Depreciation and amortization	92,228	1.01	64,877	0.99
Impairment loss and accrued aircraft return costs (1)	(2,050)	(0.02)	(4,218)	(0.06)
Other	79,708	0.87	62,195	0.95
Total operating expenses	930,485	10.16	746,302	11.38

Interest expense	91,128	1.00	63,503	0.97

Total operating expenses and interest expense	$1,021,613	11.16	$809,805	12.35

Total operating expenses and interest expense less fuel	$696,113	7.61	$530,882	8.10

(1)  In 2005, we reversed a $4.2 million reserve after an agreement to return all the Saab turboprop aircraft to lessors was executed and all liabilities were settled. In 2006, we recorded a $2.1 million gain relating to the disposition of Saab aircraft and spare parts.

Operating revenue in 2006 increased by 26.3%, or $238.1 million, to $1.1 billion compared to $905.0 million in 2005. The increase was due primarily to fixed-fee revenue earned from twenty-nine 70-seat aircraft added to revenue service in 2006. Eighteen aircraft were added for US Airways, seven were added for Delta, and four were placed on short-term assignment in late 2006 with current Partners and will begin service for Frontier in the spring of 2007. Other operating revenue increased $6.4 million due to a full year of sublease revenue on aircraft and payments from US Airways for the use of aircraft take-off and landing slots in 2006 which we began recording in September 2005.

Total operating expenses increased by 24.7%, or $184.2 million, to $930.5 million in 2006 compared to $746.3 million in 2005 due to the increase in flight operations. Total operating and interest expenses increased by 26.2%, or $211.9 million, to $1,021.6 million for 2006 compared to $809.8 million during 2005 due to the increase in flight operations. The cost per available seat mile on total operating and interest expenses, excluding fuel charges, decreased to 7.6¢ in 2006 compared to 8.1¢ in 2005. Factors relating to the change in operating expenses are discussed below.

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

Aircraft fuel expense increased 16.7%, or $46.6 million, to $325.5 million for 2006 compared to $278.9 million for 2005 due to a 10% increase in the average fuel price per gallon and a 6% increase in gallons consumed. Beginning in May 2005, we no longer record fuel expense and the related revenue for US Airways operations because US Airways pays for fuel directly. The average price per gallon was $2.16 in 2006 and $1.98 in 2005.  The unit cost decreased to 3.6¢ in 2006 compared to 4.3¢ in 2005 due to the increase in the 70-seat US Airways operations, for which no fuel expense is recorded.

Landing fees increased by 38.2%, or $11.6 million, to $42.0 million in 2006 compared to $30.4 million in 2005. The increase is due to a 16% increase in departures and a 17% increase in the average landing weight resulting from the increase in 70-seat operations in 2006. Our fixed-fee agreements provide for a direct reimbursement of landing fees. The unit cost remained unchanged at 0.5¢.

Aircraft and engine rent increased by 21.9%, or $17.0 million, to $94.8 million in 2006 compared to $77.7 million in 2005 due to a $22.4 million increase in aircraft rents of 70-seat aircraft resulting from the additional leases of fifteen 70-seat aircraft in 2006, and is partially offset by the effect of buying out five 50-seat aircraft in the third quarter of 2006 and removing the final seven turboprop aircraft from lease in the fourth quarter of 2005. The unit cost decreased to 1.0¢ for 2006 compared to 1.2¢ for 2005.

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

Depreciation and amortization increased 42.2%, or $27.4 million, to $92.2 million in 2006 compared to $64.9 million in 2005 due mainly to $24.1 million of additional depreciation on regional jet aircraft due to the purchase of 16 aircraft in 2006 and the full year effect of 31 regional jet aircraft purchased in 2005. Additionally, amortization for takeoff and landing slots increased $2.8 million from 2005. The unit cost remained unchanged at 1.0¢.

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

Interest expense increased 43.4% or $27.6 million, to $91.1 million in 2006 from $63.5 million in 2005 primarily due to interest on debt related to the financing of 16 aircraft during 2006 and the full year effect of 31 regional jet aircraft financed in 2005. The weighted average interest rate increased to 6.1% in 2006 from 5.6% in 2005. The unit cost remained unchanged at 1.0¢.

We incurred income tax expense of $51.9 million during 2006, compared to $39.5 million in 2005. The effective tax rates for 2006 and 2005 were 39.5% and 39.5%, respectively, which were higher than the statutory rate due to state income taxes and non-deductible meals and entertainment expense, primarily for our flight crews.

Liquidity and Capital Resources

As of December 31, 2007, we had $164.0 million in cash and $2.5 million available under our revolving credit facility. At December 31, 2007, we had a working capital deficiency of $(23.0) million.

In March 2007, the Company’s revolving credit facility with Bank of America Business Capital was amended extending the term to March 31, 2009 and providing a revolving credit facility of $15.0 million.  The revolving credit facility allows the Company to borrow up to 30% of the lower of net book value or appraised orderly liquidation value of spare rotable parts and up to 15% of the lower of net book value or appraised orderly liquidation value of spare non-rotable parts for our regional jet fleet. The revolving credit facility is collateralized by all of the Company’s assets, excluding the owned aircraft and engines. The revolving credit facility terminated future equipment loans and reduced the spare parts borrowing base. The amendment added a liquidity covenant to the existing specified fixed charge coverage ratio and a debt to earnings leverage ratio covenants. The Company pays an annual commitment fee on the unused portion of the revolving credit facility in an amount equal to 0.375% of the unused amounts. The credit facility limits the Company’s ability to incur indebtedness or create or incur liens on its assets. The Company was in compliance with the covenant at December 31, 2007.

At December 31, 2007, the Company had $12.5 million of outstanding letters of credit.

During 2007, the Company acquired 22 aircraft through debt financing totaling $438.3 million. The debt was obtained from banks and the aircraft manufacturer for 12 to 15 year terms at interest rates ranging from 6.22% to 7.28%.

As of December 31, 2007, we leased nine spare regional jet engines from General Electric Capital Aviation Services, five spare regional jet engines from RRPF Engine Leasing (US) LLC and eight regional jet engines from Miyabi Engine Leasing.

Net cash from operating activities was $170.9 million, $229.1 and $280.5 million for the years ended December 31, 2005, 2006 and 2007, respectively. The increase from operating activities is primarily due to the continued growth of our business. For 2007, net cash from operating activities is primarily net income of $82.7 million, depreciation and amortization of $106.6 million, the change in deferred income taxes of $51.1 million, the Delta pre-petition claim of $44.6 million partially offset by increases of $11.4 million in inventories. For 2006, net cash from operating activities is primarily net income of $79.5 million, depreciation and amortization of $92.2 million, the change in deferred income taxes of $51.4 million, the increase in accrued liabilities of $16.8 million partially offset by increases of $11.4 million in inventories. For 2005, net cash from operating activities is primarily net income of $60.7 million, depreciation and amortization of $68.0 million, the change in deferred income taxes of $37.6 million and the increase in accrued liabilities of $29.0 million.

Net cash from investing activities was $(175.2) million, $(114.5) million and $(76.5) million for the years ended December 31, 2005, 2006 and 2007, respectively. In 2007, we purchased 22 regional jet aircraft. Net aircraft deposits decreased $7.3 million in 2007. Net aircraft deposits increased $43.4 million in 2006. In 2005, we purchased 35 aircraft and paid $51.6 million for commuter slots.

Net cash from financing activities was $120.1 million, $(81.1) million and $(235.5) million for the years ended December 31, 2005, 2006 and 2007, respectively. In 2007 we made debt payments of $93.5 million and repurchased $142.4 million of our common stock.  In 2006 we made debt payments of $79.9 million. In 2005 we completed two follow on public stock offering providing $186.8 million and made debt payments of $53.4 million.

During 2007, we purchased 7,066,894 shares of our common stock on the market or through privately negotiated transactions at a weighted average purchase price of $20.15 for total consideration of $142.4 million. We purchased 4,555,000 of these shares through four privately negotiated transactions with our former majority shareholder, WexAir RJET LLC, for total consideration of $132.1 million.

In December 2007, our Board of Directors authorized the purchase of up to $100 million of our common stock. The shares will be purchased on the open market or through privately negotiated transactions from time-to-time during the twelve month period following the authorization. Under the authorization, the timing and amount of purchase would be based on market conditions, securities law limitations and other factors. The stock buy-back program does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. At December 31, 2007, the amount under this authorization was $98.6 million

We currently anticipate that our available cash resources, cash generated from operations and anticipated third party funding arrangements will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Aircraft Leases and Other Off-Balance Sheet Arrangements

We have significant obligations for aircraft and engines that are classified as operating leases and, therefore, are not reflected as liabilities on our balance sheet. Aircraft leases expire between 2009 and 2023. As of December 31, 2007, our total mandatory payments under operating leases for aircraft aggregated approximately $1.1 billion and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $138.7 million. Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. The leases expire through 2026. As of December 31, 2007, our total mandatory payments under other non-cancelable operating leases aggregated approximately $133.1 million. Total minimum annual other rental payments for the next 12 months are approximately $12.2 million.

Purchase Commitments

As of December 31, 2007, the Company had firm orders to purchase 29 ERJ-170/175 aircraft. The current total list price of the 29 aircraft is $899 million. During the year ended December 31, 2007, the Company made aircraft deposits in accordance with the aircraft commitments of $51.4 million. The Company also has a commitment to acquire nine spare aircraft engines with a current list price of approximately $40.5 million. These commitments are subject to customary closing conditions.

In January 2007, the Company and Frontier entered into an agreement, whereby, Republic will operate for Frontier 17 ERJ-170 aircraft. Nine of the 17 aircraft are currently in service and the remaining eight aircraft will be transitioned from our current Partners.

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

Our contractual obligations and commitments at December 31, 2007, include the following (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
Long-term debt (including interest)	$243,235	$679,818	$453,212	$1,365,661	$2,741,926
Operating leases	150,901	362,439	213,613	533,173	1,260,126
Tax liability for uncertain tax positions	—	—	—	4,409	4,409
Aircraft under firm orders:
Debt or Lease Financed Aircraft under firm orders (29)	899,000	—	—	—	899,000
Engines under firm orders (9)	40,500	—	—	—	40,500

Total contractual cash obligations	$1,333,636	$1,042,257	$666,825	$1,903,243	$4,945,961

The Company has long-term maintenance agreements with an avionics equipment manufacturer and maintenance provider that has a guaranteed minimum annual flight hour requirement. The minimum guaranteed amount based on the Company's current operations is $4.9 million per year through December 2014 for the ERJ-145 family of aircraft and $8.2 million per year through December 2014 for the ERJ-170 family of aircraft. The Company did not record a liability for this guarantee because the Company does not believe that any aircraft will be utilized below the minimum flight hour requirement during the term of the agreement.

The Company has long-term maintenance agreements with aviation equipment manufacturers to maintain the auxiliary power units for the ERJ-145 family of aircraft and the CRJ-200 regional aircraft through June 2013 and December 2012, respectively. The agreement has a penalty payment provision if more than twenty percent of the Company's aircraft are removed from service based on the annual flight activity prior to the date of removal. The Company did not record a liability for this penalty provision because the Company does not believe that more than twenty percent of their aircraft will be removed from service during the term of the agreement.

The Company has long-term maintenance agreements based upon flight activity with engine manufacturers through February 2010 for the CRJ-200 aircraft, October 2012 for the ERJ-145 family of aircraft and through December 2014 for the ERJ-170 family of aircraft.

The Company has long-term maintenance agreements for wheels and brakes through June 2014 for the ERJ-145 family of aircraft and through February 2017 for the ERJ-170 family of aircraft. The agreement has an early termination penalty, if the Company removes seller's equipment from certain aircraft, sells or leases certain aircraft to a third party or terminates the services prior to expiration of the agreement. The Company did not record a liability for this penalty provision, because the Company does not believe the contract will be terminated prior to the expiration date.

The Company has a long-term agreement to provide, manage and repair certain airframe components and spare parts on the CRJ-200 aircraft through December 2009.

Total payments under these long-term maintenance agreements were $76.8 million, $56.1 million and $53.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Our commercial commitments at December 31, 2007 include letters of credit totaling $12.5 million expiring within one year.

Cash payments for interest were approximately $105.8 million in 2007. Tax payments in 2007 were not significant and we are not expecting significant payments in 2008.

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

• Revenue Recognition. Under our fixed-fee arrangements with American, Delta, USAirways, United, Continental and Frontier, the Company receives a fixed-fee, as well as reimbursement of specified costs on a gross basis with additional possible incentives from our Partners for superior service. Revenues are recognized in the period the service is provided, and we perform an estimate of the profit component based upon the information available at the end of the accounting period. The reimbursement of specified costs, known as “pass-through costs”, may include aircraft ownership cost, passenger liability and hull insurance, aircraft property taxes, fuel, landing fees and catering. All revenue recognized under these contracts is presented at the gross amount billed for reimbursement pursuant to Emerging Issues Tax Force Issue (“EITF”) No. 99-19  Reporting Revenue Gross as a Principal versus Net as an Agent.

Under the Company’s code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs. In accordance with EITF No. 01-08, Determining Whether an Arrangement Contains a Lease, the Company has concluded that a component of its revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during fiscal 2007, 2006 and 2005 was $310.3 million, $258.6 million and $189.8 million, respectively, and has been included in regional airline services revenue on the Company’s consolidated statements of income.

 •Aircraft Leases. The Company has aircraft that are leased from third parties. In order to determine the proper classification of a lease as either an operating lease or a capital lease, the Company must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of the Company’s aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the term of the related leases. Additionally, operating leases are not reflected in the Company’s consolidated balance sheet and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in the Company’s consolidated balance sheet. The Company is responsible for all other maintenance costs of its aircraft and must meet specified return conditions upon lease expiration for both the airframes and engines. The Company is unable to estimate the liability for these return conditions as of December 31, 2007, because the leases expire beginning in 2009. The Company will record a liability for these return conditions once the liability is probable and reasonably estimable.

•Impairments to Long-Lived Assets. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. We review, at least annually, the estimated useful lives and salvage values for our owned aircraft and spare parts.

•Aircraft Maintenance and Repair. We follow a method of expensing aircraft maintenance and repair costs as incurred. However, maintenance and repairs for engines and airframe components under power-by-the-hour contracts, such as engines, avionics, APUs, wheels and brakes, are expensed as the aircraft are operated based upon actual hours or cycles flown.

•Issued Warrants. Warrants issued to non-employees are accounted for under SFAS No. 123(R), Share-Based Payments,and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, at fair value on the measurement date. Fair value for warrants issued to Delta, for which a measurement date has occurred, have been determined based upon the estimated fair value of the equity instrument issued rather than the consideration received because we believe it is more reliably measured. Various option pricing models are available; however, we have used a model that allows continuous compounding of dividends which begins three years after the grant date and the dilutive effects of our initial public offering and the follow-on offerings in 2005. Option pricing models require estimates of dividend yield, a risk free rate commensurate with the warrant term, stock volatility and the expected life of the warrant. Each of these variables has been determined based upon relevant industry market data, our strategic business plan and consultation with appropriate professionals experienced in valuing similar equity instruments.

•Deferred gain - Delta Pre-Petition Claim and Surrendered Warrants.  As a result of the Delta amendment, in March 2007, we recorded a deferred credit of $44,590, which represented the net realizable value of the pre-petition claim on the approval date by the Bankruptcy Court. In addition, we recorded a deferred gain on the surrender of the warrants from Delta of $42,735, which was net of the write-off of the previously reported unamortized deferred warrant charge of $6,369. The deferred credits for the proceeds of the pre-petition claim and the gain on the surrender of the warrants totaling $87,325 will be amortized as an adjustment to revenue over the weighted average aircraft in service during the term of the agreements with Delta.

•Income Taxes. The Company has generated significant net operating losses (“NOLs”) for federal income tax purposes primarily from accelerated depreciation on owned aircraft. In July 2005, Wexford Capital LLC’s ownership percentage of the Company was reduced to less than 50% as a result of a follow-on offering of our common stock. As a result of this decrease in ownership, the utilization of NOLs generated prior to July 2005 are subject to an annual limitation under Internal Revenue Code Section 382 (“IRC 382”). The annual limitation is based upon the enterprise value of the Company on the IRC 382 ownership change date multiplied by the applicable long-term tax exempt rate. If the utilization of pre July 2005 NOLs becomes uncertain in future years, we will be required to record a valuation allowance for the NOLs not expected to be utilized.

•Intangible Commuter Slots. The Company acquired commuter slots during 2005 at the New York-LaGuardia and Ronald Reagan Washington National airports from US Airways.  The licensing agreement with the Company and US Airways for the LaGuardia commuter slots expired on December 31, 2006, but we maintain a security interest in the LaGuardia slots if US Airways fails to perform under the current licensing agreement. The estimated useful lives of these commuter slots were determined based upon the period of time cash flows are expected to be generated by the commuter slots and by researching the estimated useful lives of commuter slots or similar intangibles by other airlines. In addition, an estimated residual value was determined using estimates of the expected fair value of the commuter slots at the end of the expected useful life. The residual value will be assessed annually for impairment. The estimated useful lives are also reviewed annually.

•Reportable Segments. The Company’s only reportable segment is scheduled transportation of passengers and air freight under code-share agreements. In addition, the Company has charter service, aircraft leasing and commuter slot licensing fee revenues. These activities aggregated represent less than 10% of consolidated revenues, operating income and assets. If these activities become more significant in future years, additional reportable segments would need to be disclosed.

Quarterly Information (unaudited)

The following table sets forth summary quarterly financial information for the years ended December 31, 2006 and 2007.

	Quarters Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands, except net income per share)
2007
Operating revenues	$290,443	$320,313	$330,082	$351,839
Operating income	54,829	54,546	57,427	63,476
Net income	19,280	19,041	20,170	24,267
Net income per share:
Basic	$0.45	$0.46	$0.50	$0.66
Diluted	$0.44	$0.46	$0.49	$0.65
Weighted average number of shares outstanding:
Basic	42,616,419	41,319,327	40,582,516	36,932,777
Diluted	44,306,067	41,707,625	40,868,412	37,246,265

2006
Operating revenues	$257,344	$284,313	$306,132	$295,289
Operating income	47,917	52,560	56,554	55,562
Net income	16,900	20,255	21,932	20,423
Net income per share:
Basic	$0.40	$0.48	$0.52	$0.48
Diluted	$0.39	$0.47	$0.50	$0.46
Weighted average number of shares outstanding:
Basic	41,836,296	41,941,377	42,205,300	42,606,404
Diluted	42,943,911	43,277,470	43,539,180	43,948,625

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 on January 1, 2007.  The total amount of unrecognized tax benefits as of the date of the adoption was $3.5 million of which the Company had previously recorded $1.2 million for income tax contingencies prior to the adoption date.  Accordingly, the Company recognized a $2.4 million increase in the liability for the unrecognized tax benefits which was accounted for as a reduction to retained earnings and an increase to deferred tax liability.  During the year ended December 31, 2007, the Company recognized approximately $0.9 million additional tax expense for unrecognized tax benefits.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about the use of fair value measurements in accordance with generally accepted accounting principles.  SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company has considered SFAS 157 and concluded that it will not have a material impact on it consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 allows the Company to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes to that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.  Upon review of the Company’s financial assets and financial liabilities the Company has concluded there are no eligible financial assets or financial liabilities applicable to SFAS 159.  Subsequent to the effective date of SFAS 159, fiscal years beginning after November 15, 2007, the Company will continue to review its financial assets and financial liabilities and the applicability of SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have been and are subject to market risks, including commodity price risk (such as, to a limited extent, aircraft fuel prices) and interest rate risk.

Interest Rates
Our earnings can be affected by changes in interest rates due to the amounts of variable rate debt and the amount of cash and securities held. The interest rate applicable to variable rate debt may rise and increase the amount of interest expense. At December 31, 2007 and December 31, 2006 all of our long-term debt was fixed rate debt. We anticipate that additional debt will be at fixed rates. However, we believe we could fund any interest rate increases on additional variable rate long-term debt with the increased amounts of interest income.

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

Beginning in April 2004, in anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, we entered into fourteen treasury lock agreements with notional amounts totaling $373.5 million and a weighted average interest rate of 4.47% with expiration dates through June 2005. Management designated the treasury lock agreements as cash flow hedges of forecasted transactions. The treasury lock agreements were settled at each respective settlement date, which were the purchase dates of the respective aircraft. We settled all of the agreements during 2004 and 2005 and the net amount paid was $7.5 million. Amounts paid or received on the settlement date are reclassified to interest expense over the term of the respective aircraft debt. During 2007 and 2006, we reclassified $0.8 million and $0.3 million to interest expense, respectively. The Company expects to reclassify $0.7 million to interest expense for the year ended December 31, 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Republic Airways Holdings Inc.
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of Republic Airways Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, substantially all revenues are derived from code-share agreements with US Airways, Inc., Delta Air Lines, Inc., AMR Corp., the parent of American Airlines, Inc., United Air Lines, Inc., Continental Airlines, Inc., and Frontier Airlines, Inc.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standards, No. 123 (Revised 2004), Share-Based Payment, using the modified prospective transition method.

As discussed in Note 11 to the consolidated financial statements, on January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
February 19, 2008

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006
(In thousands, except share and per share amounts)

	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$164,004	$195,528
Receivables—net of allowance for doubtful accounts of $897 and $340, respectively	27,585	19,639
Inventories—net	43,424	31,821
Prepaid expenses and other current assets	9,928	11,411
Restricted cash	1,226	1,238
Deferred income taxes	7,510	3,467

Total current assets	253,677	263,104
Aircraft and other equipment—net	2,308,726	1,889,717
Intangible and other assets	197,340	192,285
Goodwill	13,335	13,335

Total	$2,773,078	$2,358,441

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$131,700	$86,688
Accounts payable	35,201	23,899
Accrued liabilities	109,792	92,458

Total current liabilities	276,693	203,045
Long-term debt—less current portion	1,781,880	1,482,115
Deferred credits and other non current liabilities	104,115	23,566
Deferred income taxes	184,304	140,886

Total liabilities	2,346,992	1,849,612

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; one vote per share; 150,000,000 shares authorized; 43,474,466 and 42,708,743 shares issued and 36,407,572 and 42,708,743 shares outstanding, respectively	43	43
Additional paid-in capital	293,127	281,826
Warrants	—	8,574
Treasury stock, at cost, 7,066,894 shares	(142,411)	—
Accumulated other comprehensive loss	(3,009)	(3,877)
Accumulated earnings	278,336	222,263

Total stockholders' equity	426,086	508,829

Total	$2,773,078	$2,358,441

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands, except per share amounts)

	2007	2006	2005
OPERATING REVENUES:
Regional airline services	$1,274,607	$1,118,226	$883,906
Charter and ground handling	5,867	8,932	11,611
Other	12,203	15,920	9,504

Total operating revenues	1,292,677	1,143,078	905,021
OPERATING EXPENSES:
Wages and benefits	226,521	175,483	143,826
Aircraft fuel	296,573	325,500	278,923
Landing fees	53,684	41,993	30,376
Aircraft and engine rent	124,961	94,773	77,725
Maintenance and repair	130,237	105,198	76,481
Insurance and taxes	19,039	17,652	16,117
Depreciation and amortization	106,594	92,228	64,877
Impairment loss and accrued aircraft return costs (credits)	—	(2,050)	(4,218)
Other	104,790	79,708	62,195

Total operating expenses	1,062,399	930,485	746,302

OPERATING INCOME	230,278	212,593	158,719

OTHER INCOME (EXPENSE):
Interest expense:
Non-related party	(107,323)	(91,128)	(63,503)
Related party	—	—	(43)
Interest and other income	11,013	9,944	5,002

Total other income (expense)	(96,310)	(81,184)	(58,544)

INCOME BEFORE INCOME TAXES	133,968	131,409	100,175
INCOME TAX EXPENSE	51,210	51,899	39,521

Net income	$82,758	$79,510	$60,654

Basic net income per common share	$2.05	$1.89	$1.69

Diluted net income per common share	$2.02	$1.82	$1.66

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands)

	Other Comprehensive Income (Loss)	Common Stock	Additional Paid-In Capital	Warrants	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Earnings	Total
Balance at January 1, 2005		$26	$87,120	$8,574		$(4,168)	$83,099	$174,651
Stock compensation expense			125					125
Common stock offerings, net		16	186,749					186,765
Exercise of employee stock options, including excess tax benefit			3,111					3,111
Capital contribution			400					400
Distribution to WexAir LLC for Shuttle America merger							(1,000)	(1,000)
Net income	$60,654						60,654	60,654
Unrealized losses on derivative instruments, net of tax	(8)					(8)		(8)
Comprehensive income	$60,646
Balance at December 31, 2005		42	277,505	8,574		(4,176)	142,753	424,698

Stock compensation expense			1,297					1,297
Exercise of employee stock options		1	3,024					3,025
Net income	$79,510						79,510	79,510
Reclassification adjustment for net realized losses on derivative instruments, included in net income, net of tax	299					299		299
Comprehensive income	$79,809
Balance at December 31, 2006		43	281,826	8,574		(3,877)	222,263	508,829

Stock compensation expense			3,119					3,119
Exercise of employee stock options			8,182					8,182
Net income	$82,758						82,758	82,758
Treasury stock repurchases					$(142,411)			(142,411)
Reclassification adjustment for net realized losses on derivative instruments, included in net income, net of tax	868					868		868
Cummulative effect of change in accounting principle (FIN 48)							(2,367)	(2,367)
Delta warrants surrender, net of tax				(8,574)			(24,318)	(32,892)
Comprehensive income	$83,626

Balance at December 31, 2007		$43	$293,127	$—	$(142,411)	$(3,009)	$278,336	$426,086

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands)

	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$82,758	$79,510	$60,654
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	106,594	92,228	64,877
Debt issue costs and other amortization	6,764	4,551	2,776
Warrant amortization	102	565	372
Loss (gain) on aircraft and other equipment disposals	255	(118)	(276)
Impairment loss and accrued aircraft return costs (credits)	—	(2,050)	(4,218)
Amortization of deferred credits	(1,761)	(1,438)	(1,346)
Stock compensation expense	3,119	1,297	125
Deferred income taxes	51,090	51,404	37,606
Changes in certain assets and liabilities:
Receivables	(7,944)	(2,939)	(10,323)
Inventories	(11,419)	(11,448)	1,276
Prepaid expenses and other current assets	1,554	1,474	(4,907)
Accounts payable	11,299	10,546	1,152
Accrued and other liabilities	4,022	16,826	28,980
Deferred revenue (Delta pre-petition claim)	44,590	—	—
Other assets	(10,533)	(11,261)	(5,869)

Net cash from operating activities	280,490	229,147	170,879

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(99,545)	(89,255)	(126,928)
Purchase of commuter slots	—	—	(51,640)
Proceeds from sale of aircraft equipment	15,798	18,180	2,479
Aircraft deposits and other	(51,414)	(67,563)	(37,206)
Aircraft deposits returned	58,681	24,148	38,158
Change in restricted cash	12	(20)	(15)

Net cash from investing activities	(76,468)	(114,510)	(175,152)

FINANCING ACTIVITIES:
Payments on short/long-term debt	(93,475)	(79,900)	(53,363)
Repayment of subordinated notes payable to affiliate (Wexford)	—	—	(1,250)
Proceeds from capital contribution (Wexford)	—	—	400
Proceeds from subordinated notes payable from affiliate (Wexford)	—	—	250
Proceeds from common stock offerings, net	—	—	186,765
Payments on settlement of treasury locks	—	—	(4,694)
Proceeds on settlement of treasury locks	—	—	192
Proceeds from exercise of stock options	8,182	3,025	1,189
Debt issue costs	(7,842)	(4,239)	(9,431)
Payments on purchase of treasury stock	(142,411)	—	—

Net cash from financing activities	(235,546)	(81,114)	120,058

Net changes in cash and cash equivalents	(31,524)	33,523	115,785
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	195,528	162,005	46,220

CASH AND CASH EQUIVALENTS AT END OF YEAR	$164,004	$195,528	$162,005

 See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005
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

The Company operates as an air carrier providing scheduled passenger and air freight service as US Airways Express, AmericanConnection, Delta Connection,United Express, Continental Express and Frontier Airlines under code-share agreements with US Airways, Inc. ("US Airways"), AMR Corporation ("American"), Delta Air Lines, Inc. ("Delta"), United Air Lines, Inc. (“United”), Continental Airlines, Inc. (“Continental”) and Frontier Airlines, Inc. (“Frontier”), respectively. The Company has code-share agreements with US Airways offering passenger and air freight service from US Airways' hub and focus airports in Philadelphia and Pittsburgh, Pennsylvania, Indianapolis, Indiana, Boston, Massachusetts, New York, New York (LaGuardia) and Washington, D.C. Under the code-share agreement with American, the Company offers passenger and air freight service from American's hub airport in St. Louis, Missouri. The code-share agreements with Delta offer passenger and air freight service from Delta's hub and focus airports in Atlanta, Georgia, Columbus, Ohio and Cincinnati, Ohio. Under the code-share agreements with United, the Company offers passenger and air freight service from United’s hub airports in Chicago, Illinois and Washington D.C., (Dulles and National), the Company offers passenger and air freight service from Continental’s hub in Houston, Texas and Cleveland, Ohio and the Company offers passenger and air freight service from Frontier’s hub in Denver, Colorado.

The US Airways Code-Share Agreements

The Company has code-share agreements with US Airways to operate ERJ-145 and ERJ-170/175 aircraft.  The code-share agreement for the ERJ-145 aircraft terminates in March 2013.  The code-share agreement for the ERJ-170 aircraft and the ERJ-175 aircraft terminates in September 2015 with respect to the ERJ-170 aircraft and twelve years from the in-service date for each ERJ-175 aircraft. US Airways may terminate the code-share agreements at any time for cause upon not less than 90 days notice and subject to the Company’s right to cure.

The American Code-Share Agreement

The Company has a code-share agreement with American to operate ERJ-140 aircraft.  If American terminates the code-share agreement for cause, American has a call option to require that the Company assign to American all of its rights under the leases of aircraft, and to lease to American the aircraft to the extent the Company owns them, used at that time under the code-share agreement. If American exercises its call option, the Company is required to pay certain maintenance costs in transferring the aircraft to American's maintenance program.

If American terminates the code-share agreement without cause, the Company has the right to put the leases of the aircraft, or to sell the aircraft to American to the extent owned by the Company, used under the code-share agreement to American. American also has a call option to require the Company to assign to American these leases. If the Company exercises its put or American exercises its call right, both parties are obligated to implement a schedule to terminate the code-share agreement in an orderly fashion and transition the aircraft from the Company to American.

The term of the American code-share agreement continues until February 1, 2013. American may reduce the term by one year each time that the Company fails to achieve an agreed performance level. American may only exercise this right three times during the term of the code-share agreement. Under certain circumstances, the agreement may be subject to termination for cause prior to that date.

The Delta Code-Share Agreements

The code-share agreements for the ERJ-135/145 and ERJ-170 aircraft terminate in May 2016 and January 2019, respectively. Delta may terminate the code-share agreements at any time, with or without cause, if it provides the Company 180 days written notice, provided that such notice shall not be given prior to November 2009 for the ERJ-145 regional jet code-share agreement and July 2015 for the ERJ-170 regional jet code-share agreement.  If Delta does choose to eliminate any aircraft at that time, it may not reduce the number of aircraft in service to less than 12 during the 12-month period following the 180 day initial notice period unless it completely terminates the code-share agreement.

If Delta exercises this right under either agreement or if the Company terminates either agreement for cause, the Company has the right to require Delta either to purchase, sublease or assume the lease of aircraft leased by the Company with respect to any of the aircraft the Company previously operated for Delta under that agreement. If the Company chooses not to exercise this right, or if Delta terminates either agreement for cause, Delta may require the Company to sell or sublease to it or Delta may assume the lease of aircraft leased by the Company with respect to any of the aircraft the Company previously operated for it under that agreement.

The United Code-Share Agreements

The ERJ-145 and ERJ-170 code-share agreements terminate on June 30, 2014 and June 30, 2019, respectively. United has the option of extending each agreement for five years or less; however, the ERJ-145 code-share agreement may be terminated by United or the Company upon 18 months prior written notice provided that such notice shall not be delivered by United prior to December 31, 2007, and  by the Company prior to December 31, 2008. In addition, under certain conditions, United may terminate the code-share agreements.

United has a call option to assume the Company’s ownership or leasehold interest in certain aircraft if the Company wrongfully terminates the code-share agreements or if United terminates the agreements for the Company’s breach for certain reasons.

The Continental Code-Share Agreements

The CRJ-200 aircraft are operated under the code-share agreement on terms generally equivalent to the CRJ-200 leases, which vary from two to five years.  The ERJ-145 aircraft have a term of three to five years.  Under certain circumstances, Continental may extend the term on the aircraft up to five additional years.  The term of the agreement is effective as of January 8, 2007 and, unless earlier terminated or extended, will continue until July, 2012.

The Frontier Code-Share Agreements

On January 11, 2007, we entered into an air services agreement with Frontier. Under the agreement, we will provide and operate 17 ERJ-170 aircraft for Frontier.  The first aircraft was placed into service in March 2007 and the last aircraft is expected to be placed into service in December 2008. The agreement has a term of eleven years from the date of the last aircraft delivery. Frontier has the option to extend the agreement for up to six additional years. The term of the agreement became effective as of March 2007, and, unless earlier terminated or extended, will continue until December 2019.

Concentrations

The following sets forth our Partners’ regional airline services revenue and accounts receivable as a percentage of total regional airline services revenue and net receivables:

Regional airline services revenues for the years ended:	Delta	United	US Airways	American	Continental	Frontier

December 31, 2007	33%	24%	22%	9%	10%	2%
December 31, 2006	35	30	24	11	—	—
December 31, 2005	34	32	21	13	—	—

Receivables as of:
December 31, 2007	3%	18%	18%	18%	4%	2%
December 31, 2006	4	19	31	16	—	—

For the years ended December 31, 2007, 2006 and 2005, substantially all of the Company's revenue is derived from agreements with its Partners. Termination of any of these code-share agreements could have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

Beginning in April 2004, in anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, the Company entered into fourteen treasury lock agreements with notional amounts totaling $373,500 and a weighted average interest rate of 4.47% with expiration dates through June 2005. Management designated the treasury lock agreements as cash flow hedges of forecasted transactions. The treasury lock agreements were settled at each respective settlement date, which were the purchase dates of the respective aircraft. The Company settled all of the agreements during 2004 and 2005 and the net amount paid was $7,472, and was recorded in accumulated other comprehensive loss, net of tax. Amounts paid or received on the settlement date are reclassified to interest expense over the term of the respective aircraft debt. During 2007, 2006 and 2005, the Company reclassified $761, $299 and $286 to interest expense, respectively. The Company expects to reclassify $720 to interest expense for the year ending December 31, 2008.

Cash and Cash Equivalents—Cash equivalents consist of money market funds and short-term, highly liquid investments with maturities of three months or less when purchased. Substantially all of our cash is on hand with two banks.

 Supplemental Cash Flow Information:

	Years Ended December 31,
	2007	2006	2005
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest—net of amount capitalized	$105,818	$87,254	$64,763
Income taxes paid — net of refunds	1,388	518	1,212
NON-CASH TRANSACTIONS:
Parts, training and lease credits received from aircraft manufacturer	(12,540)	(7,860)	(26,381)
Receipt of US Airways stock	—	50	248
Conversion of accrued interest to subordinated note payable to affiliate	—	—	43
Aircraft, inventories, and other equipment purchased through direct financing arrangements	438,252	235,260	616,010
Engine received and to be financed	3,281	3,464	—
Refinancing of aircraft	—	147,792	240,235
Fair value of interest rate hedge	—	—	4,012
Excess tax benefit for stock options exercised	—	—	1,922
Fair value of warrants surrendered by Delta	49,103	—	—

Inventories consist primarily of spare parts and supplies, which are charged to expense as they are used in operations. Inventories are valued at average cost. An allowance for obsolescence is provided to reduce inventory to estimated net realizable value. As of December 31, 2007 and 2006 this reserve was $2,157 and $1,004, respectively.

Aircraft and Other Equipment is carried at cost. Incentives received from the aircraft manufacturer are recorded as reductions to the cost of the aircraft. Depreciation for aircraft is computed on a straight-line basis to an estimated salvage value over 16.5 years, the estimated useful life of the regional jet aircraft. Depreciation for other equipment, including rotable parts, is computed on a straight-line basis over 3 to 10 years, the estimated useful lives of the other equipment. Leasehold improvements are amortized over the expected life or lease term, whichever is less. Interest related to deposits on aircraft on firm order from the manufacturer is capitalized. The Company capitalized approximately $4,056, $2,021 and $1,904 of interest for the years ended December 31, 2007, 2006 and 2005, respectively.

Restricted Cash consists of restricted amounts for satisfying debt and lease payments due within the next twelve month period.

Debt Issue Costs are capitalized and included in intangible and other assets and are amortized, using the effective interest method, to interest expense over the term of the related debt. Debt issue costs, net of accumulated amortization, of $22,271 and $17,560 are included in intangible and other assets in the consolidated balance sheets as of December 31, 2007 and 2006, respectively.

Goodwill and Intangible Assets are accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. Management reviewed the carrying value of goodwill and concluded that no asset impairment existed as of December 31, 2007. Intangible assets that have finite useful lives are amortized over their useful lives to an estimated residual value and reviewed for impairment at each reporting date. At December 31, 2007 the remaining amortization period for the Ronald Reagan Washington National Airport commuter slots is 23 years. Estimated amortization expense will approximate $388 per year.

Long-Lived Assets—Management reviews long-lived assets for possible impairment, if there is a significant event that detrimentally affects operations. The primary financial indicator used by the Company to assess the recoverability of its long-lived assets held and used is undiscounted future cash flows from operations. The amount of impairment if any, is measured based on estimated fair value or projected future cash flows using a discount rate reflecting the Company's average cost of funds. Management has concluded that no asset impairment existed as of December 31, 2007.

Deferred Credits consist of credits for parts and training from the aircraft and engine manufacturers, deferred gains from the sale and leaseback of aircraft and spare jet engines and deferred revenue from the Delta warrant surrender and pre-petition claim. Deferred credits are amortized on a straight-line basis as a reduction of aircraft or engine rent expense over the term of the respective leases.  The deferred revenue is amortized as an adjustment to regional airline services revenue based on the weighted average aircraft in service over the life of the Delta agreements.

Comprehensive Income—The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company had accumulated other comprehensive loss relating to treasury lock agreements of $3,009, $3,877 and $4,176, net of tax, at December 31, 2007, 2006 and 2005, respectively.

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

 Aircraft Maintenance and Repair is charged to expense as incurred under the direct expense method. Engines and certain airframe component overhaul and repair costs are subject to power-by-the-hour contracts with external vendors and are expensed as the aircraft are flown.

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

Revenue Recognition—Regional airline service revenues, charter revenues and ground handling revenues are recognized in the period the services are provided.  Under our fixed-fee arrangements with American, Delta, US Airways, United, Continental and Frontier, the Company receives fixed-fees, as well as reimbursement of specified “pass-through” costs on a gross basis with additional possible incentives from our Partners for superior service. Regional airline service revenues are recognized in the period the service is provided and we perform an estimate of the profit component based upon the information available at the end of the accounting period.

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

Under the Company’s code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs. In accordance with EITF No. 01-08, Determining Whether an Arrangement Contains a Lease, the Company has concluded that a component of its revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during fiscal 2007, 2006 and 2005 was $310,250, $258,600 and $189,800, respectively, and has been included in regional airline services revenue on the Company’s consolidated statements of income.

The Company recognizes lease revenue for subleases of six ERJ-145 aircraft subleased to an airline in Mexico under operating leases which expire in 2013 and 2015. In addition, the Company recognizes license revenue from US Airways for commuter slots that were purchased by the Company in 2005 and were utilized by US Airways through 2006 for the New-York LaGuardia commuter slots, and through 2016 for the Ronald Reagan Washington National commuter slots. Revenues from subleases and the commuter slots are recognized when earned and included in other operating revenue.

The Company records any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between the Company and its customers on a net basis.  These taxes are currently not material to the Company’s consolidated financial statements.

Warrants—Warrants issued to non-employees and Partners are accounted for under SFAS No. 123(R), Share-Based Payment, and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,at fair value on the measurement date as deferred charges and credits to stockholders’ equity. Warrants surrendered in a non-monetary transaction are recorded at fair value on the measurement date as reductions to deferred warrant charges and stockholders’ equity. The deferred charges for warrants were amortized as a reduction of regional airline services revenue over the terms of the code-share agreements.   In March 2007, the Company amended its agreements with Delta and  in return for these amended terms, Delta agreed to surrender its warrants for 3,435,000 shares of the Company’s common stock, and the Company was granted a pre-petitioned, unsecured, general claim in the amount of $91,000 in Delta's Chapter 11 bankruptcy case. In April 2007, the Company sold the $91,000 pre-petition claim to a third party for $44,590 in cash.

As a result of the Delta amendment, in March 2007, the Company recorded a deferred credit of $44,590, which represented the net realizable value of the pre-petition claim on the approval date by the Bankruptcy Court. In addition, the Company recorded a deferred gain on the surrender of the warrants from Delta of $42,735, which was net of the write-off of the previously reported unamortized deferred warrant charge of $6,369. Stockholders' equity was reduced by $32,892, net of tax, resulting from the surrender of the warrants and their retirement. The deferred credits for the proceeds of the pre-petition claim and the gain on the surrender of the warrants totaling $87,325 will be amortized as an adjustment to revenue over the weighted average aircraft in service during the term of the agreements with Delta.

Stock Compensation—The Company maintains stock-based compensation plans which allow for the issuance of nonqualified stock options to officers, other key employees of the Company, and to members of the Board of Directors. Prior to 2006, the Company accounted for the stock option plans under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, whereby, stock options granted that had an exercise price below the market value were recorded as stock compensation expense. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (SFAS 123R). This statement applies to all awards granted after the effective date and to modifications, repurchases or cancellations of existing awards. Additionally, under the modified prospective method of adoption, the Company recognizes compensation expense for the portion of outstanding awards on the adoption date for which the requisite service period has not yet been rendered based on the grant-date fair value of those awards calculated under SFAS 123R. The standard also requires that forfeitures be estimated over the vesting period of an award, rather than being recognized as a reduction of compensation expense when the forfeiture actually occurs.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for the year ended December 2005.

For the year ended December 31,
2005
Net income, as reported	$60,654
Add: Stock-based employee compensation expense dteremined under the intrinsic value based method, net of tax of $50	75
Deduct: Stock-based employee compensation expense determined under the fair value based method, net of tax of $997	(1,496)

Pro forma net income	$59,233
Pro forma net income per share:
Basic	$1.65
Diluted	$1.62

Net Income per Common Share is based on the weighted average number of shares outstanding during the period.

The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations:

	For the Years Ended December 31,
	2007	2006	2005
Weighted-average common shares outstanding for basic net income per common share	40,350,256	42,149,668	35,854,249
Effect of dilutive employee stock options and warrants	695,389	1,466,278	694,091

Adjusted weighted-average common shares outstanding and assumed conversions for diluted net income per common share	41,045,644	43,615,946	36,548,340

Employee stock options of 1,366,000 were not included in the calculation of diluted net income per common share due to their anti-dilutive impact for the year ended December 31, 2007. For the years ended December 31, 2006 and 2005, all of the employee stock options and warrants were included in the calculation of the dilutive net income per common share.

Segment Information—The Company has one reportable operating segment for the scheduled transportation of passengers and air freight under code-share agreements. The Company’s charter service, slot leasing and aircraft leasing revenues are not considered material.

New Accounting Standards—In September 2006, the Financial Accounting Standards Board "FASB" issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. The Company will apply the provisions of SFAS 157, as necessary.  The adoption did not have a material effect on our statement of financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 allows the Company to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes to that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.  The Company did not elect to fair value any of its financial assets or financial liabilities, therefore, the adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008.  The Company has not yet completed its assessment of the impact of this statement on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet completed its assessment of the impact of this statement on its consolidated financial statements.

3. AIRCRAFT AND OTHER EQUIPMENT

At December 31, 2007, the Company had a total fleet of 225 aircraft (219 in operations and three leased and three subleased to an airline in Mexico), including 17 ERJ-135 aircraft, 15 ERJ-140 aircraft, 68 ERJ-145 aircraft, 76 ERJ-170 aircraft, 25 ERJ-175 aircraft and 24 CRJ-200 aircraft.  The Company owns 15 ERJ-135 aircraft, 11 ERJ-140 aircraft, 30 ERJ-145 aircraft, 56 ERJ-170 aircraft, 22 ERJ-175 aircraft, and leases the other 91 aircraft under operating lease agreements.

Aircraft and other equipment consist of the following as of December 31:

	2007	2006
Aircraft	$2,498,306	$1,994,907
Flight equipment	104,475	87,625
Furniture and equipment	6,808	5,718
Leasehold improvements	14,585	11,115

Total aircraft and other equipment	2,624,174	2,099,365
Less accumulated depreciation and amortization	(315,448)	(209,648)

Aircraft and other equipment—net	$2,308,726	$1,889,717

Aircraft, other equipment and slot depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $106,594, $92,228 and $64,877, respectively.

4. INTANGIBLE AND OTHER ASSETS

Intangible and other assets consist of the following as of December 31:
	2007	2005
Prepaid aircraft rent	$32,077	$29,062
Aircraft deposits	65,382	71,571
Deferred warrant charge, net (see Note 10)	—	6,470
Debt issue costs, net	22,271	17,560
Commuter slots, net	46,664	47,052
Other	30,946	20,570

	$197,340	$192,285

The Company purchased commuter slots at Ronald Reagan Washington National Airport (“DCA”) and New York LaGuardia Airport (“LGA”) in 2005 from US Airways. The licensing agreement with the Company and US Airways for the LGA commuter slots expired on December 31, 2006, but we maintain a security interest in the LGA slots if US Airways fails to perform under the current licensing agreement. The LGA commuter slots were amortized over a 15 month life ending December 31, 2006, and the DCA commuter slots are amortized on a straight line basis over a 25 year expected life to an estimated residual value. Amortization was approximately $3,671 in 2006 and $388 in 2007. The Company assigned the right of use for these commuter slots to US Airways which will continue to be operated by US Airways Express carriers until the expiration or termination of the amended and restated Chautauqua Jet Service Agreement (“JSA”) dated as of April 26, 2005 between US Airways and Chautauqua or the Republic JSA, whichever is later, at an agreed rate. Prior to the expiration of the agreement to license the commuter slots, US Airways has the right to repurchase all, but not less than all, of the DCA commuter slots at a predetermined price.

5. ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31:

	2007	2006
Accrued wages, benefits and related taxes	$16,061	$13,966
Accrued maintenance	28,244	23,366
Accrued property taxes	5,706	3,512
Accrued interest payable	13,661	13,470
Accrued liabilities to Partners	9,766	13,935
Current portion of deferred revenue	7,882	—
Accrued aircraft rent	2,747	8,337
Accrued landing fees	7,079	4,407
Accrued pilot training	4,582	1,501
Other	14,064	9,964

Total accrued liabilities	$109,792	$92,458

6. DEBT

 Debt consists of the following as of December 31:

	2007	2006
Revolving credit facility with Bank of America Business Capital (the “Bank”), maximum of $15,000 available (including outstanding letters of credit), subject to 30% of the net book value of spare rotable parts and 15% of the net book value of spare non-rotable parts and inventory. Interest is payable monthly at the bank’s LIBOR rate plus spreads ranging from 2.50% to 2.75% or the Bank’s base rate (which is generally equivalent to the prime rate) plus spreads ranging from 0.50% to 0.75%. Fees are payable at 0.375% on the unused revolver amount. The credit facility expires on March 31, 2009 and is collateralized by all the Company’s assets, excluding the owned aircraft and engines.
	$—	$—
Promissory notes with various banks and aircraft manufacturer, collateralized by aircraft, bearing interest at fixed rates ranging from 4.01% to 8.49% with semi-annual principal and interest payments totaling $113,353 through 2022.	1,913,580	1,568,803

Total	1,913,580	1,568,803

Current portion (including Bank term loan)	131,700	86,688

Debt and notes payable - less current portion	$1,781,880	$1,482,115

The Company has outstanding letters of credit totaling $12,550 and $10,957 as of December 31, 2007 and 2006, respectively. The American code-share agreement requires a debt sinking fund for the Company’s required semi-annual payments.

The Company’s revolving credit facility with Bank of America Business Capital has a liquidity covenant, a specified fixed charge coverage ratio and a debt to earnings leverage ratio covenant. The Company was in compliance with the covenants at December 31, 2007.  The credit facility limits the Company’s ability to incur indebtedness or create or incur liens on its assets.

 Future maturities of debt are payable as follows for the years ending December 31:

2008	$131,700
2009	116,278
2010	123,702
2011	131,612
2012	140,039
Thereafter	1,270,249

Total	$1,913,580

During the year ended December 31, 2007, the Company acquired 22 aircraft through debt financing totaling approximately $438,252. The debt was obtained from banks and the aircraft manufacturer for twelve to fifteen year terms at interest rates ranging from 6.22% to 7.28%.

7. COMMITMENTS

As of December 31, 2007, the Company leased 91 aircraft and 22 spare regional jet engines with varying terms extending through 2029 and terminal space, operating facilities and office equipment with terms extending through 2026 under operating leases. The components of rent expense for the years ended December 31 are as follows:

	2007	2006	2005
Aircraft and engine rent	$124,961	$94,773	$77,725
Other	6,008	5,315	4,225

Total rent expense	$130,969	$100,088	$81,950

The Company has long-term maintenance agreements with an avionics equipment manufacturer and maintenance provider that has a guaranteed minimum annual flight hour requirement. The minimum guaranteed amount based on the Company's current operations is $4,852 per year through December 2014 for the ERJ-145 family of aircraft and $8,161 per year through December 2014 for the ERJ-170 family of aircraft. The Company did not record a liability for this guarantee because the Company does not believe that any aircraft will be utilized below the minimum flight hour requirement during the term of the agreement.

The Company has long-term maintenance agreements with aviation equipment manufacturers for the ERJ-145 family of aircraft and the CRJ-200 aircraft through June 2013 and December 2012, respectively. The agreement has a penalty payment provision if more than twenty percent of the Company's aircraft are removed from service based on the annual flight activity prior to the date of removal. The Company did not record a liability for this penalty provision because the Company does not believe that more than twenty percent of their aircraft will be removed from service during the term of the agreement.

The Company has long-term maintenance agreements based upon flight activity with engine manufacturers through February 2010 for the CRJ-200 aircraft, October 2012 for the ERJ-145 family of aircraft and through December 2014 for the ERJ-170 family of aircraft.

The Company has long-term maintenance agreements for wheels and brakes through June 2014 for the ERJ-145 family of aircraft and through 2017 for the ERJ-170 family of aircraft. The agreement has an early termination penalty, if the Company removes sellers equipment from certain aircraft, sells or leases certain aircraft to a third party or terminates the services prior to expiration of the agreement. The Company did not record a liability for this penalty provision, because the Company does not believe the contract will be terminated prior to the expiration date.

The Company has a long-term agreement to provide, manage and repair certain airframe components and spare parts on the CRJ-200 aircraft through December 2009.

Total payments under these long-term maintenance agreements were $76,832, $56,070 and $53,647 for the years ended December 31, 2007, 2006 and 2005, respectively.

As part of the Company's lease agreements, the Company typically indemnifies the lessor of the respective aircraft against liabilities that may arise due to changes in benefits from tax ownership or tax laws of the respective leased aircraft. The Company has not recorded a liability for these indemnifications because they are not estimable. The Company is responsible for all other maintenance costs of its aircraft and must meet specified return conditions upon lease expiration for both the air frames and engines. The Company is unable to estimate the liability for these return conditions as of December 31, 2007, because the leases expire beginning in 2009. The Company will record a liability for these return conditions once the liability is probable and reasonably estimable.

Future minimum payments under non-cancelable operating leases are as follows for the years ending December 31:

	Aircraft	Other	Total
2008	$138,733	$12,168	$150,901
2009	121,257	11,613	132,870
2010	107,447	11,522	118,969
2011	99,067	11,533	110,600
2012	96,562	11,559	108,121
Thereafter	563,942	74,723	638,665
Total	$1,127,008	$133,118	$1,260,126

As of December 31, 2007, the Company had firm orders to purchase 29 ERJ-170/175 aircraft all of which are currently allocated to code-share agreements. The current total list price of the 29 aircraft is $899,000. The Company has received commitments from third parties to finance all of these aircraft. During the year ended December 31, 2007, the Company paid aircraft deposits totaling $51,414 in accordance with the aircraft commitments. Aircraft deposits are included in intangible and other assets. The Company also has a commitment to acquire nine spare aircraft engines with a current list price of approximately $40,500. These commitments are subject to customary closing conditions.

The Company’s firm orders and options with an aircraft manufacturer are shown below as of December 31, 2007:

	Commitments as of December 31, 2007
	Firm	Options	Total
Aircraft Orders with Aircraft Manufacturer:
ERJ-170/175	29	74	103

8. CONTINGENCIES

The Company is subject to certain legal and administrative actions which management considers routine to their business activities. As of December 31, 2007, management believes, after consultation with legal counsel, the ultimate outcome of any pending legal matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

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

As of December 31, 2007, approximately 77% of the Company's workforce is employed under union contracts. The union contract for Pilots is currently amendable.

 9. RELATED PARTY TRANSACTIONS

WexAir RJET LLC, which is owned by several investment funds managed by Wexford, previously held a majority interest in our common stock. Currently, Wexford owns less than 1% of our common stock but one of our directors is a general partner of Wexford and its affiliates. Wexford and its affiliates are actively engaged in the airline business. Conflicts of interest may in the future arise between Wexford and its affiliates, on the one hand, and us, on the other hand, in a number of areas relating to our business and our past and ongoing relationships.

Fees are paid to Wexford for administrative functions not performed by the Company. Fees incurred were approximately $324 and $1,065 for the years ended December 31, 2006 and 2005, respectively. In addition, included in accrued liabilities were $26 due to Wexford Capital as of December 31, 2006.

During 2007, the Company purchased from WexAir RJET LLC a total  of 6,555,000 shares of its holdings in the Company’s common stock, par value $.001 per share, at a weighted average price of $20.15 per share, for total consideration of  $132,100.  The transactions were recorded as treasury stock on the Company’s consolidated balance sheet.

10. CAPITAL STOCK, STOCK OPTIONS AND WARRANTS

In March 2007, the Company purchased from WexAir RJET LLC 2,000,000 shares of its holdings in the Company’s common stock, par value $.001 per share, at a price of $20.50 per share, for total consideration of $41,000. The transaction was recorded as treasury stock on the Company’s consolidated balance sheet.

On August 28, 2007, the Company’s Board of Directors authorized the purchase of up to $100,000 of the Company’s common stock.  The buy-back program provided for the shares to be purchased on the open market or through privately-negotiated transactions from time-to-time during the twelve month period following the authorization.  Under the authorization, the timing and amount of purchase would be based upon market conditions, securities law limitations and other factors.  The stock buy-back program did not obligate the Company to acquire any specific number of shares in any period, and could be modified, suspended, extended or discontinued at any time without prior notice. The Company purchased 4,994,159 shares of which 4,555,000 were purchased from WexAir LLC and the remainder were purchased on the open market at a weighted average stock price of $20.02 for total consideration of $100,000. This authorization was closed in November 2007.

On December 14, 2007, the Company’s Board of Directors authorized the purchase of up to $100,000 of the Company’s common stock.   The shares will be purchased on the open market or through privately-negotiated transactions from time-to-time during the twelve month period following the authorization. Under the authorization, the timing and amount of purchase would be based upon market conditions, securities law limitations and other factors. The stock buy-back program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. As of December 31, 2007, pursuant to this authorization, the Company purchased 72,735 shares on the open market at a weighted average stock price of $19.42 for total consideration of $1,412. At December 31, 2007, the amount under this authorization was $98,588.

At December 31, 2007, 2,710,818 shares of the Company’s 150,000,000 authorized shares were reserved for issuances under the Equity Incentive Plans. At December 31, 2007, the number of securities remaining available for future issuance under equity compensation plans was 3,728,000 shares.

Employee Stock Options

The 2002 Equity Incentive Plan provides for the granting of up to 2,180,000 shares of our common stock and as of December 31, 2007, 47,215 shares of the Company’s common stock remain available for issuance under the plan.  The 2007 Equity Incentive Plan provides for the granting of up to 5,000,000 shares of our common stock and as of December 31, 2007, 3,680,000 shares of the Company’s common stock remain available for issuance under the plan. Stock options granted under these plans typically vest ratably over the term of the employment agreements or 48 months and are granted with exercise prices equal to market prices on the date of grant. The options normally expire ten years from the date of grant.  Options are typically granted to officers and key employees selected by the Compensation Committee of the Board of Directors.

In connection with employment agreements for certain key employees, the Company granted options to purchase shares of the Company's common stock with exercise prices ranging from $7.83 to $20.27. These stock options vest ratably over the term of the employment agreements or 48 months and are exercisable for five years following the vesting dates or ten years from the date of grant.

Non-employee Director Stock Options

The Company also granted options for non-employee directors on the day prior to commencement of the Company’s initial public offering under the 2002 Equity Incentive Plan at a price equal to the fair market value of the common stock on the date of the grant. These Options vested over a 3 year period with 1/24 of the shares vesting monthly for the first 12 months and 1/48 of the shares vesting monthly over the remaining 24 months. Additionally, non-employee directors are to receive 2,500 options on the first trading day after each annual meeting of stockholders at which he or she is re-elected as a non-employee director. These options vest ratably over 12 months of continuous service. The non-employee options are exercisable until 10 years from the date of grant.

The following table summarizes option activity under the stock option plans as of December 31, 2007:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Term (in years)
Outstanding at January 1, 2007	1,725,576	$12.54
Granted	1,775,000	19.04
Exercised	728,090	11.24
Forfeited	61,668	14.19
Outstanding at December 31, 2007	2,710,818	$16.81	$6,728	8.80

Vested or expected to vest at December 31, 2007	2,263,533	$17.11	$5,618	8.80

Exercisable at December 31, 2007	1,029,995	$14.63	$5,104	7.58

The intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $6,081, $12,429 and $5,140.

There were 1,199,052 and 1,709,700 options exercisable at December 31, 2006 and 2005 respectively. The weighted average exercise price for the options exercisable at December 31, 2006 and 2005 was $11.92 and $4.07. The remaining contractual life for the options outstanding at December 31, 2006 and 2005 was 7.6 years and 6.3 years, respectively.

During the years ended December 31, 2007, 2006 and 2005, $3,119 ($1,871 net of tax), $1,297 ($785 net of tax) and $125 ($75 net of tax), respectively, was charged to expense relating to the stock option plans. The Company has a policy of issuing new common shares to satisfy the exercise of stock options. At December 31, 2007 there was $7,808 of unrecognized stock-based employee compensation expense for unvested stock options, and the expected remaining expense period is 3.9 years. The Company did not recognize excess tax benefits related to stock option exercises in 2007 since the Company did not have taxable income in 2007.

The weighted average grant date fair value of options granted in 2007, 2006 and 2005 was $5.30, $7.62, and $3.98, respectively. The Company estimates the fair value of stock options issued using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Dividends were based on an estimated dividend yield. The risk-free rates for the periods within the contractual life of the option are based on the U.S. Treasury rates in effect at the time of the grant. The forfeiture rate is based on historical information and managements best estimate of future forfeitures. The expected term of options granted is derived from historical exercise experience and represents the period of time the Company expects options granted to be outstanding. Option valuation models require the input of subjective assumptions including the expected volatility and lives. Actual values of grants could vary significantly from the results of the calculations.

The following assumptions were used to value stock option grants during the following periods:

	December 31,
	2007	2006	2005
Dividend yield	—	—	—
Expected volatility	37%-38%	38%	40%
Risk-free interest rate	4.3%-5.1%	4.5-4.7%	3.9%
Expected life ( in years )	2-7	1-4	1-4

Warrants

In connection with the Delta code-share agreement, the Company had issued warrants to purchase shares of its common stock related to the code-share agreement. Warrants issued were accounted for under SFAS No. 123 and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, at fair value on the measurement date. Accordingly, there was no impact on the accounting for warrants from the adoption of SFAS 123(R).

The Company recorded deferred warrant charges on the measurement date based upon an option pricing model that considered continuous compounding of dividends and dilution using an estimated fair value of the Company’s common stock on the grant date, an estimated dividend yield, a risk-free interest rate commensurate with the warrant term, volatility of 40% and an expected life of 10 years. Amortization of deferred warrant charges was $0, $565 and $372 for the years ended December 31, 2007, 2006 and 2005, respectively.

In March 2007, the Company amended its fixed-fee code-share agreements with Delta. As a part of this amendment, Delta agreed to surrender its warrants for 3,435,000 shares of the Company’s common stock.  The Company recorded a deferred gain on the surrender of the warrants from Delta of $42,735, which was net of the write-off of the previously reported unamortized deferred warrant charge of $6,369. Stockholders' equity was reduced by $32,892, net of tax, resulting from the surrender of the warrants and their retirement. The deferred credits for the proceeds of the pre-petition claim and the gain on the surrender of the warrants totaling $87,325 is being amortized as an adjustment to revenue over the weighted average aircraft in service during the term of the agreements with Delta.

11. INCOME TAXES

The components of the provision for income tax expense for the years ended December 31 are as follows:

	2007	2006	2005
Federal:
Current	$—	$—	$—
Deferred	45,102	43,171	32,855

Total Federal	45,102	43,171	32,855

State:
Current	120	495	1,915
Deferred	5,094	8,233	4,751

Total State	5,214	8,728	6,666

Expense for uncertain tax positions (FIN 48)	894	—	—

Income tax expense	$51,210	$51,899	$39,521

A reconciliation of income tax expense at the applicable federal statutory income tax rate to the tax provision as reported for the years ended December 31 are as follows:

	2007	2006	2005
Federal income tax expense at statutory rate	$46,799	$45,993	$35,163
State income tax expense, net of federal benefit	3,489	5,673	4,333
Other	28	233	25
Expense for uncertain tax positions (FIN 48)	894	−	−

Income tax expense	$51,210	$51,899	$39,521

The components of deferred tax assets and liabilities as of December 31 are as follows:

	2007	2006
DEFERRED TAX ASSETS
Current:
Nondeductible reserves and accruals	$7,510	$3,467

Total current deferred tax assets	$7,510	$3,467

Noncurrent:
Nondeductible accruals and deferred revenue	$30,561	$5,304
Treasury locks	2,006	2,585
Stock option excess tax benefits	2,661	2,661
Alternative minimum tax credit	759	636
Deferred gain on Delta warrant	14,147	—
Net operating loss carryforward, net of liability for uncertain tax positions (FIN 48)	152,806	149,360
Prepaid rent	20,867	14,894
Share-based compensation	1,744	540
Deferred credits and sale leaseback gain	10,474	8,446
Total	236,025	184,426

Valuation allowance	(8,119)	(8,119)

Total noncurrent deferred tax assets	227,906	176,307
DEFERRED TAX LIABILITIES
Noncurrent:
Slot amortization	(3,880)	(2,272)
Accelerated depreciation and fixed asset basis differences for tax purposes	(408,330)	(314,921)

Total noncurrent deferred tax liabilities	(412,210)	(317,193)

Total net noncurrent deferred tax liabilities	$(184,304)	$(140,886)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB 109 (FIN 48).  The Company adopted the provisions of FIN 48 on January 1, 2007.  The total amount of unrecognized tax benefits as of the date of the adoption was $3,515, of which the Company had previously recorded $1,148 for income tax contingencies prior to adoption.  Accordingly, the Company recognized a $2,367 increase in the liability for the unrecognized tax benefits which was accounted for as a reduction to retained earnings and an increase to deferred tax liability.  During the year ended December 31, 2007, the Company recognized approximately $894 additional tax expense for unrecognized tax benefits.  All of the unrecognized tax benefits as of December 31, 2007, if recognized, would affect the effective tax rate.  The Company monitors ongoing tax cases related to its unrecognized tax benefits.  If an unfavorable tax case judgment is rendered, the Company may increase its tax liability for the unrecognized tax benefits by up to $1,500.  In addition, the Company’s 2001 through 2007 tax years remain subject to examination by major tax jurisdictions due to our net operating loss carryforwards.

The following table reconciles the Company’s tax liability for uncertain tax positions for the year ended December 31, 2007:

2007
Balance at January 1,	$3,515
Additions based on tax positions taken in current year	894
Additions for tax positions taken in prior years	−
Reductions for tax positions of prior years	−
Settlements with tax authorities	−

Balance at December 31,	$4,409

Deferred tax assets include benefits expected to be realized from the utilization of alternative minimum tax credit carryforwards of $759, which do not expire, and net operating loss carryforwards totaling $449,000, which begin expiring in 2022. Approximately $396,000 of the net operating loss carryforwards are limited under Internal Revenue Code Section 382, and approximately $23,000 is not expected to be realized prior to expiration, and therefore, a valuation allowance has been recorded of $8,119.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in an arm's length transaction between knowledgeable, willing parties. The fair value of long term debt is estimated based on discounting expected cash flows at the rates currently offered to the Company for debt with similar remaining maturities. As of December 31, 2007 and 2006 respectively, the carrying value of long-term debt was greater than its fair value by approximately $136,800 and $112,200.

13. BENEFIT PLAN—401(k)

Republic has a defined contribution retirement plan covering substantially all eligible employees. The Company matches up to 6% of eligible employees' wages. Employees are generally vested in matching contributions after three years of service with the Company. Employees are also permitted to make pre-tax contributions of up to 90% (up to the annual Internal Revenue Code limit) and after-tax contributions of up to 10% of their annual compensation. The Company's expense under this plan was $2,941, $2,266, and $1,660 for the years ended December 31, 2007, 2006 and 2005, respectively.

 14. IMPAIRMENT LOSS AND ACCRUED AIRCRAFT RETURN COSTS

Pursuant to the aircraft lease agreements, the Company was required to return Saab 340 aircraft to the lessor in specified conditions. Based upon flight schedules and maintenance costs, return costs were estimated and accrued. Each year the Company decreased the accrual for actual costs incurred and adjusted the accrual for its revised estimate of expected return costs. In December 2005, Shuttle America’s turboprop code-share agreement with United expired thus allowing for the return of our Saab aircraft to the lessor. An agreement was reached with the lessors that released the Company of any further financial obligations upon return of the aircraft resulting in a $4,218 reduction in the accrued liability. In 2006, we recorded a gain of $2,050 relating to the disposition of Saab aircraft and spare parts.

The following table reflects impairment costs and accrued aircraft return costs for the years ended December 31, 2005 and 2006.

Description of Charge	Reserve at Jan 1, 2005	2005 Provision (Adjustment) Charged To Expense	2005 Payments	Reserve at Dec. 31, 2005	2006 Provision (Adjustment) Charged to Expense
Aircraft return costs:
Costs to return aircraft	$4,599	$(4,218)	$(381)	$—	$
Gain on disposition of Saab aircraft and spare parts						(2,050)
Total	$4,599	$(4,218)	$(381)	$—		$(2,050)

15. VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning Of Year	Additions Charged to Expense	Deductions (1)		Balance at End of Year
Allowance for doubtful accounts receivables:
December 31, 2007	$340	$607	$(50)		$897

December 31, 2006	343	—	(3)		340

December 31, 2005	3,869	87	(3,613)	(2)	343

(1) Uncollectible accounts written off net of recoveries, if any.

(2) Write off of US Airways receivable.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements. Deloitte & Touche LLP’s report on management’s assessment of internal control over financial reporting appears on page 50 herein.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information set forth under the caption "Proposal No. 1—Election of Directors" in the Company's definitive Proxy Statement to be used in connection with the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

See "Part I—Executive Officers of the Company."

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of SEC Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is publicly available on our website at www.rjet.com. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four days of such amendment or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that Company’s executive officers and directors, and person who beneficially own more than ten percent of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Executive officers, directors, and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from the Company’s executive officers, directors and greater, we believe that during fiscal  2007 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

Corporate Governance

The information set forth under the caption "Corporate Governance" in the Company's definitive Proxy Statement to be used in connection with the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Beneficial Ownership of Common Stock by Certain Stockholders and Management" in the Company's definitive Proxy Statement to be used in connection with the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be used in connection with the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under "Audit Matters" in the Company's definitive proxy statement to be used in connection with the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)  Documents filed as part of this report:

Report of Independent Registered Public Accounting Firm, Financial Statements: Consolidated Balance Sheets as of December 31, 2007 and 2006, Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005, Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005, Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005 and Notes to Consolidated Financial Statements.

(b)  Exhibits

Exhibit No.	Description
1.1	Form of Purchase Agreement.(viii)
3.1	Amended and Restated Certificate of Incorporation.(i)
3.2	Amended and Restated Bylaws.(xxxi)
4.1	Specimen Stock Certificate.(i)
10.1	2002 Equity Incentive Plan.(xxv)
10.1(a)	Restricted Stock Agreement.(xxi)
10.1(b)	2007 Equity Incentive Plan.(xxv)
10.2	Form of Option Agreement for Non-Employee Directors.(i)
10.3	Form of Option Agreement for Officers.(i)
10.3(a)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Bryan K. Bedford, dated as of December 27, 2004.(v)
10.3(b)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Bryan K. Bedford, dated as of December 27, 2004.(v)
10.3(c)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Robert Hal Cooper, dated as of December 27, 2004.(v)
10.3(d)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Robert Hal Cooper, dated as of December 27, 2004.(v)
10.3(e)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Wayne C. Heller, dated as of December 27, 2004.(v)
10.3(f)
Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Wayne C. Heller, dated as of December 27, 2004.(xxiii)

10.4†	Amended and Restated Regional Jet Air Services Agreement, dated as of June 12, 2002, by and between AMR Corporation and Chautauqua Airlines, Inc.(i)
10.4(a)	Letter Agreement between AMR Corporation and Chautauqua Airlines, Inc. dated July 30, 2002.(i)
10.4(b)†	Side Letter Agreement, dated as of March 26, 2003, by and between AMR Corporation and Chautauqua Airlines, Inc.(i)
10.4(c)†	Amendment to Amended and Restated Air Services Agreement, by and between AMR Corporation and Chautauqua Airlines, Inc., dated as of October 28, 2003.(i)
10.5	Office Lease Agreement, by and between College Park Plaza, LLC and Republic Airways Holdings Inc., dated as of April 23, 2004.(i)
10.6†	Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of March 19, 1999.(i)
10.6(a)†	First Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of September 6, 2000.(i)
10.6(b)†	Second Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of September 20, 2000.(i)
10.6(c)†	Third Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of July 11, 2001.(i)
10.6(d)†	Fourth Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of December 18, 2002.(i)
10.6(e)†	Amended and Restated Chautauqua Jet Service Agreement between US Airways, Inc. and Chautauqua Airlines, Inc. dated April 26, 2005.(xiii)
10.6(f)†	First Amendment to Amended and Restated Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of July 21, 2006.(xix)
10.7	Agreement between Chautauqua Airlines, Inc. and Teamsters Airline Division Local 747 representing the Pilots of Chautauqua Airlines, dated as of October 17, 2003.(i)
10.8
Agreement between Chautauqua Airlines, Inc. and the Flight Attendants of Chautauqua Airlines, Inc. as represented by the Airline Division, International Brotherhood of Teamsters, AFL-CIO, dated as of March 9, 1999.(i)

10.9
Agreement between Chautauqua Airlines, Inc. and the Flight Dispatchers in the employ of Chautauqua Airlines, Inc. as represented by Transport Workers Union of America, AFL-CIO, dated as of June 1, 2007.(xxvi)

10.10
Agreement between Chautauqua Airlines, Inc. and the Passenger and Fleet Service Employees in the service of Chautauqua Airlines, Inc. as represented by the International Brotherhood of Teamsters, dated as of December 15, 1999.(i)

10.11	Agreement among Republic Airways Holdings Inc., Chautauqua Airlines, Inc. and Solitair Corp., dated as of February 12, 2002.(i)
10.12†	EMB-145LR Amended and Restated Purchase Agreement Number GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronбutica S.A. and Republic Airways Holdings Inc., dated as of April 19, 2002.(i)
10.12(a)†
Partial Assignment and Assumption of Purchase Agreement GCT-025/98, by and between Republic Airways Holdings Inc. andSolitair Corp., and consented to by Embraer-Empresa Brasileira de Aeronбutica S.A., dated as of April 18, 2002.(i)

10.12(b)†	Amendment Number 1 to Amended and Restated Purchase Agreement GCT-025/98 between Republic Airways Holdings Inc and Embraer-Empresa Brasileira de Aeronбutica S.A., dated as of June 7, 2002.(i)
10.12(c)†
Amendment Number 2 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronбutica S.A. and Republic Airways Holdings Inc., dated as of July 25, 2002.(i)

10.12(d)†
Amendment Number 3 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronбutica S.A. and Republic Airways Holdings Inc., dated as of December 18, 2002.(i)

10.12(e)†	Amendment Number 4 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronбutica S.A. and Republic Airways Holdings Inc., dated as of May 30, 2003.(i)
10.12(f)†
Amendment Number 5 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronбutica S.A. and Republic Airways Holdings Inc., dated as of September 30, 2003.(i)

10.12(g)†
Amendment Number 6 to Amended and Restated Purchase Agreement GCT-025/98, by and betweenEmbraer-Empresa Brasileira de Aeronбutica S.A. and Republic Airways Holdings Inc., dated as of October 31, 2003.(i)

10.12(h)†
Amendment Number 7 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronбutica S.A. and Republic Airways Holdings Inc., dated as of December 31, 2003.(i)

10.12(i)†
Amendment Number 8 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronбutica S.A. and Republic Airways Holdings Inc., dated as of February 16, 2004.(i)

10.12(j)†
Amendment Number 9 to Amended and Restated Purchase Agreement GCT-025/98, by and between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronбutica S.A., dated as of May 24, 2004.(viii)

10.12(l)†
Amendment Number 10 to Amended and Restated Purchase Agreement GCT-025/98, by and between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronбutica S.A., dated as of January 17, 2005.(vii)

10.12(m)†	Amendment No. 11 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasilicica de Aeronautica S.A. and Republic Airways Holdings Inc., dated May 31, 2005.(xiii)
10.13†	Amended and Restated Letter Agreement GCT-026/98, by and between Embraer-Empresa Brasileira de Aeronбutica S.A. and Republic Airways Holdings Inc., dated as of April 19, 2002.(i)
10.13(a)†	Amendment Number 1 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc and Embraer-Empresa Brasileira de Aeronбutica S.A., dated as of June 7, 2002.(i)
10.13(b)†	Amendment Number 2 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronбutica S.A., dated as of July 25, 2002.(i)
10.13(c)†	Amendment Number 3 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronбutica S.A., dated as of August 29, 2002.(i)
10.13(d)†	Amendment Number 4 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronбutica S.A., dated as of December 10, 2002.(i)
10.13(e)†	Amendment Number 5 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronбutica S.A., dated as of April 30, 2003.(i)
10.13(f)†	Amendment Number 6 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronбutica S.A., dated as of May 30, 2003.(i)
10.13(g)†	Amendment Number 7 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronбutica S.A., dated as of December 31, 2003.(i)
10.13(h)†	Amendment Number 8 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronбutica S.A., dated as of March 22, 2004.(i)
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

10.16(g)	Amendment No. 2 to Loan and Security Agreement, by and among Bank of America, N.A. Chautauqua Airlines, Inc., Republic Airways Holdings Inc., Republic Airline Inc. and Shuttle America Corporation, dated as of March 21, 2007.(xxiv)
10.17	Amendment No. 1 to the Term Note, dated as of March 27, 2002, by and between Fleet Capital Corporation and Chautauqua Airlines, Inc.(i)
10.18	Lease Agreement by and between the Indianapolis Airport Authority and Chautauqua Airlines, Inc. dba US Airways Express, dated as of June 17, 1994.(i)
10.18(a)	First Amendment to Office Lease Agreement, by and between the Indianapolis Airport Authority and Chautauqua Airlines, Inc., dated as of July 17, 1998.(i)
10.18(b)	Second Amendment to Office Lease Agreement, by and between the Indianapolis Airport Authority and Chautauqua Airlines, Inc., dated as of October 2, 1998.(i)
10.18(c)	Third Amendment to Office Lease Agreement, by and between the Indianapolis Airport Authority and Chautauqua Airlines, Inc., dated as of November 6, 1998.(i)
10.18(d)	Fourth Amendment to Office Lease Agreement, by and between the Indianapolis Airport Authority and Chautauqua Airlines, Inc., dated as of September 3, 1999.(i)
10.19	Letter Agreement by and between the Indianapolis Airport Authority and Chautauqua Airlines, Inc., dated as of July 17, 2000, amending Lease Agreement for office space.(i)
10.20†
Loan Agreement between Chautauqua Airlines, Inc. and Agкncia Especial de Financiamento Industrial (FINAME), dated as of December 27, 2001. There are fourteen additional Loan Agreements which are substantially identical in all material respects except as indicated on the exhibit.(i)

10.21
Aircraft Security Agreement between Chautauqua Airlines, Inc. as Borrower and JPMorgan Chase Bank as Security Trustee, dated as of December 27, 2001. There are fourteen additional Aircraft Security Agreements which are substantially identical in all material respects except as indicated on the exhibit.(i)

10.22
Security Agreement Supplement No. 1 between Chautauqua Airlines, Inc. as Borrower and JPMorgan Chase Bank as Security Trustee, dated as of January 17, 2002. There are fourteen additional Security Agreement Supplements No. 1 which are substantially identical in all material respects except as indicated on the exhibit.(i)

10.23†
Securities Account Control Agreement among Chautauqua Airlines, Inc. as Debtor, AgкnciaEspecial de Financiamento Industrial (FINAME) as Lender, and JPMorgan Chase Bank as Securities Intermediary and Security Deposit Trustee, dated as of December 27, 2001. There are fourteen additional Securities Account Control Agreements which are substantially identical in all material respects except as indicated on the exhibit.(i)

10.24†
Security Deposit Agreement, among Chautauqua Airlines, Inc. as Debtor, Agкncia Especial de Financiamento Industrial (FINAME) as Lender, and JPMorgan Chase Bank as Securities Intermediary and Security Deposit Trustee, dated as of December 27, 2001. There are fourteen additional Security Deposit Agreements which are substantially identical in all material respects except as indicated on the exhibit.(i)

10.25†
Funding Agreement between Chautauqua Airlines, Inc. and Agкncia Especial de Financiamento Industrial(FINAME), dated as of December 27, 2001. There are eleven additional Funding Agreements which are substantially identical in all material respects except as indicated on the exhibit.(i)

10.25(a)†	First Amendment to the Funding Agreement, dated as of June 11, 2002, by and between Chautauqua Airlines, Inc. and Agкncia Especial de Financiamento Industrial.(i)
10.26	Agreement, dated as of June 7, 2002, by and between Republic Airways Holdings Inc. and Delta Air Lines, Inc.(i)
10.27	Amendment No. 1 to Agreement between Republic Airways Holdings Inc. and Delta Air Lines, Inc., dated October 1, 2003.(i)
10.28	Warrant to purchase shares of common stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc., dated as of June 7, 2002.(i)
10.28(a)	Warrant to purchase shares of common stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc., dated as of February 7, 2003.(i)
10.28(b)	Warrant to purchase shares of common stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc., dated as of October 1, 2003.(i)
10.28(c)	Warrant to purchase shares of common stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc., dated as of March 10, 2004.(i)
10.28(d)	Warrant Surrender Agreement, by and between Republic Airways Holdings Inc. and Delta Air Lines, Inc., dated as of December 22, 2004.(iv)
10.28(e)	Form of Warrant to Purchase Shares of Common Stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc., dated as of December 22, 2004.(iv)
10.29	Form of warrant to purchase shares of common stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc.(i)
10.30	Form of warrant to purchase shares of common stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc.(i)
10.31†	Delta Connection Agreement, dated as of June 7, 2002, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc., and Republic Airways Holdings Inc.(i)
10.31(a)†	Amendment No. 1 to Delta Connection Agreement, dated as of February 7, 2003, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc., and Republic Airways Holdings Inc.(i)
10.31(b)†	Amendment Number Two to Delta Connection Agreement, dated September 30, 2003, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc.(i)
10.31(c)†	Amendment Number Three to Delta Connection Agreement, dated March, 2004, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc.(i)
10.31(d)†	Amendment No. 4 to Delta Connection Agreement by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc., dated as of August 12, 2004.(iii)
10.31(e)†	Amendment Number Five to Delta Connection Agreement, as amended, among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc., dated as of December 22, 2004.(iv)
10.31(f)†	Amendment Number Six to Delta Connection Agreement, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc., dated as of March 12, 2007.(xxiii)
10.32
Amended Promissory Note of Republic Airways Holdings Inc. (FKA Wexford Air Holdings Inc.) (FKA Wexford III Corp.), dated as of May 14, 2003, in favor of WexAir LLC in the principal amount of $20,391,996.04.(i)

10.33	Second Amended and Restated Employment Agreement by and between Bryan K. Bedford and Republic Airways Holdings Inc., dated as of July 1, 2003.(i)
10.33(a)	Amendment No. 1 to Second Amended and Restated Employment Agreement, by and between Bryan K. Bedford and Republic Airways Holdings Inc., dated as of December 27, 2004.(v)
10.33(b)	Amendment No. 2 to Second Amended and Restated Employment Agreement, by and between Bryan K. Bedford and Republic Airways Holdings Inc., dated as of February 20, 2007. (xx)
10.33(c)	Amendment No. 3 to Second Amended and Restated Employment Agreement, by and between Bryan K. Bedford and Republic Airways Holdings Inc., dated as of September 5, 2007. (xxvii)
10.34	Second Amended and Restated Employment Agreement by and between Robert Cooper and Republic Airways Holdings Inc., dated as of August 1, 2003.(i)
10.34(a)	Amendment No. 1 to Second Amended and Restated Employment Agreement, by and between Robert Hal Cooper and Republic Airways Holdings Inc., dated as of December 27, 2004.(v)
10.34(b)	Amendment No. 2 to Second Amended and Restated Employment Agreement, by and between Robert Hal Cooper and Republic Airways Holdings Inc., dated as of February 20, 2007. (xx)
10.34(c)	Amendment No. 3 to Second Amended and Restated Employment Agreement, by and between Robert Hal Cooper and Republic Airways Holdings Inc., dated as of September 5, 2007.(xxvii)
10.35	Second Amended and Restated Employment Agreement by and between Wayne Heller and Chautauqua Airlines, Inc., dated as of August 1, 2003.(i)
10.35(a)	Amendment No. 1 to Second Amended and Restated Employment Agreement, by and between Wayne C. Heller and Chautauqua Airlines, Inc., dated as of December 27, 2004.(v)
10.35(b)	Amendment No. 2 to Second Amended and Restated Employment Agreement, by and between Wayne C. Heller and Republic Airways Holdings Inc., dated as of February 20, 2007. (xx)
10.35(c)	Amendment No. 3 to Second Amended and Restated Employment Agreement, by and between Wayne C. Heller and Republic Airways Holdings Inc., dated as of September 5, 2007. (xxvii)
10.36	Port Columbus International Airport Signatory Airline Operating Agreement and Lease, dated as of January 1, 2000.(i)
10.37	Office/Shop Space Permit by and between Signature Combs and Chautauqua Airlines, Inc., dated as of January 16, 2001.(i)
10.38	Hangar and Office Lease by and between AMR Combs, Inc. and Chautauqua Airlines, Inc., dated as of December 22, 1998.(i)

10.39†	Purchase Agreement DCT-014/2004, by and between Empresa Brasileira de Aeronбutica S.A. and Republic Airline Inc., dated as of March 19, 2004.(i)
10.39(a)†	Amendment No. 1 to Purchase Agreement DCT-014/2004, by and between Embraer — Empresa Brasileira de Aeronбutica S.A.and Republic Airline Inc., dated as of April 28, 2004.(ii)
10.39(b)†	Amendment No. 2 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronбutica S.A. and Republic Airline Inc., dated as of dated July 8, 2004.(iii)
10.39(c)†	Amendment No. 3 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronбutica S.A. and Republic Airline Inc., dated as of July 30, 2004.(iii)
10.39(d)†	Amendment No. 4 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronбutica S.A. and Republic Airline Inc., dated as of August 11, 2004.(iii)
10.39(e)†	Amendment No. 5 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronбutica S.A. and Republic Airline Inc., dated as of September 29, 2004.(iii)
10.39(f)†	Amendment No. 6 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronбutica S.A. and Republic Airline Inc., dated as of November 9, 2004.(viii)
10.39(g)†	Amendment No. 7 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronбutica S.A. and Republic Airline Inc., dated as of December 23, 2004.(viii)
10.39(h)†	Amendment No. 8 to Purchase Agreement DCT-014/2004, by and between Embraer—Empresa Brasileira de Aeronбutica S.A.and Republic Airline Inc., dated as of February 28, 2005. (x)
10.39(i)†	Amendment No. 9 to Purchase Agreement DCT-014/2004, by and between Embraer—Empresa Brasileira de Aeronбutica S.A.and Republic Airline Inc., dated as of March 31, 2005. (x)
10.39(j)†	Amendment No. 10 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasilicica de Aeronautica S.A. and Republic Airline Inc., dated as of April 30, 2005. (xiii)
10.39(k)†	Amendment No. 11 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of August 30, 2005. (xv)
10.39(l)†	Amendment No. 12 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of October 7, 2005.(xvi)
10.39(m)†	Amendment No. 13 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of October 18, 2005.(xvi)
10.39(n)†	Amendment No. 14 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of November 9, 2005.(xvi)
10.39(o)†	Amendment No. 15 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of April 24, 2006.(xviii)
10.39(p)†	Amendment No. 16 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of July 21, 2006.(xix)
10.39(q)†	Amendment No. 17 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of November 14, 2006.(xxi)
10.39(r)†	Amendment No. 18 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of January 12, 2007.(xxiv)
10.39(s)†	Amendment No. 19 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of June 22, 2007.(xxvi)
10.39(t)††	Amendment No. 20 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of October 18, 2007.(xxx)
10.40†	Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronбutica S.A., dated as of March 19, 2004.(i)
10.40(a)†	Amendment No. 1 to Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronбutica S.A., dated as of July 8, 2004.(viii)
10.40(b)†	Amendment No. 2 to Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronбutica S.A., dated as of December 23, 2004.(viii)
10.40(c)†	Amendment No. 3 to Letter Agreement DCT-015/2004, by and between Embraer—Empresa Brasileira de Aeronбutica S.A.and Republic Airline Inc., dated as of February 28, 2005.(x)
10.40(d)†	Amendment No. 4 to Letter Agreement DCT-015/2004, by and between Embraer—Empresa Brasileira de Aeronбutica S.A.and Republic Airline Inc., dated as of April 13, 2005.(x)

10.40(e)†	Amendment No. 5 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasilicica de Aeronautica S.A. and Republic Airline Inc., dated as of April 30, 2005.(xiii)
10.40(f)†	Amendment No. 6 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline, Inc., dated as of October 18, 2005.(xvi)
10.40(g)†	Amendment No. 7 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline, Inc., dated as of November 9, 2005.(xvi)
10.40(h)†	Amendment No. 8 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of July 21, 2006.(xix)
10.40(i)†	Amendment No. 9 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of September 19, 2006.(xxi)
10.40(j)†	Amendment No. 10 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of November 14, 2006.(xxi)
10.40(k)†	Amendment No. 11 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline inc., dated as of May 29, 2007.(xxvi)
10.40(l)†	Amendment No. 12 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline inc., dated as of June 22, 2007.(xxvi)
10.40(m)††	Amendment No. 13 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline inc., dated as of October 18, 2007.(xxx)
10.41†	United Express Agreement, by and between United Air Lines, Inc. and Shuttle America Corp., dated as of December 28, 2006.(xxi)
10.41(a)††	First Amendment to United Express Agreement, by and between United Air Lines, Inc. and Shuttle America Corp., dated as of August 21, 2007.(xxx)
10.42†	United Express Agreement, by and between United Air Lines, Inc. and Chautauqua Airlines, Inc., dated as of February 13, 2004.(i)
10.42(a)	Amendment No. 1 to United Express Agreement, by and between United Air Lines, Inc. and Chautauqua Airlines, Inc., dated as of July 6, 2004.(ii)
10.43†	Letter Agreement, by and between United Air Lines, Inc. and Republic Airways Holdings Inc., dated as of February 13, 2004.(i)
10.43(a)†	Letter Agreement, by and between United Air Lines, Inc. and Republic Airways Holdings Inc., dated as of July 7, 2004.(ii)
10.44	Lease Agreement, by and between Chautauqua Airlines, Inc. and the Indianapolis Airport Authority, dated as of December 17, 2004.(viii)
10.45†	Delta Connection Agreement, dated as of January 13, 2005, by and among Delta Air Lines, Inc., Republic Airline Inc. and Republic Airways Holdings Inc.(vi)
10.45(a)†	Amendment Number One to Delta Connection Agreement, by and among Delta Air Lines, Inc., Shuttle America Corp. (as assignee of Republic Airline Inc.) and Republic Airways Holdings Inc., dated as of March 12, 2007. (xxiii)
10.45(b)††	Amendment Number Two to Delta Connection Agreement, by and among Delta Airlines, Inc., Shuttle America Corp. (as assignee of Republic Airline Inc.) and Republic Airways Holdings Inc., dated as of August 21, 2007.(xxx)

10.45(c)†	Letter Agreement, by and among Delta Airlines, Inc., Republic Airways Holdings Inc., Chautauqua Airlines, Inc. and Shuttle America Corp., dated as of March 12, 2007.(xxiii)
10.46	Stock Purchase Agreement, dated May 6, 2005, by and among Republic Airways Holdings, inc., Shuttle America Corporation and Shuttle Acquisition LLC.(ix)
10.47	Promissory Note in the principal amount of $1,000,000 dated May 6, 2005, made by Republic Airways Holdings Inc. payable to Shuttle Acquisition LLC.(ix)
10.48†	Investment Agreement dated as of March 15, 2005 among Wexford Capital LLC, Republic Airways Holdings Inc., US Airways Group, Inc. and US Airways, Inc.(x)
10.49	Letter dated June 23, 2005 from US Airways Group, Inc. and US Airways, Inc.(xi)
10.50
Amendment No. 3 to United Express Agreement between United Airlines, Inc. and Republic Airline Inc. and Amendment No. 2 to United Express Agreement between United Airlines, Inc. and Chautauqua Airlines, Inc. dated as of June 22, 2005.(xii)

10.51
Agreement between Chautauqua Airlines, Inc. and the Flight Attendants in the service of Chautauqua Airlines, Inc. as represented by the International Brotherhood Of Teamsters, AFL-CIO, dated as of September 1, 2005.(xiv)

10.52(a)†	Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of September 2, 2005.(xv)
10.52(b)†	Amendment Number One to Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of September 21, 2005.(xv)
10.52(c)†	Second Amendment to Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of July 21, 2006.(xix)
10.52(d)†	Third Amendment to Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of December 19, 2006.(xxi)
10.53†	Global Aircraft Transaction Agreement, by and between Republic Airways Holdings Inc. and US Airways, Inc., dated as of September 21, 2005.(xv)
10.54†	Commuter Slot Option Agreement, by and between Republic Airways Holdings Inc. and US Airways, Inc., dated as of September 22, 2005.(xv)
10.55†	Capacity Purchase Agreement, by and between Continental Airlines, Inc., Republic Airways Holdings Inc. and Chautauqua Airlines, Inc., dated as of July 21, 2006.(xix)
10.55(a)†	First Amendment to the Capacity Purchase Agreement, by and among Continental Airlines, Inc., Republic Airways Holdings Inc. and Chautauqua Airlines, Inc., dated as of January 8, 2007.(xxiv)
10.56†	Airline Services Agreement, by and between Frontier Airlines, Inc., Republic Airline Inc., Frontier Airlines Holdings, Inc. and Republic Airways Holdings Inc., dated as of January 11, 2007.(xxi)
10.57	Evidence of Transfer of Claim by Republic Airways Holdings Inc. in favor of JPMorgan Chase Bank, N.A., dated as of April 11, 2007.(xxiv)
10.58	Stock Purchase Agreement, dated as of March 16, 2007, by and between Republic Airways Holdings Inc. and WexAir LLC.(xxii)
10.59	Stock Purchase Agreement, dated as of September 4, 2007, by and between Republic Airways Holdings Inc. and WexAir RJET LLC.(xxvii)
10.60	Stock Purchase Agreement, dated as of September 11, 2007, by and between Republic Airways Holdings Inc. and WexAir RJET LLC.(xxviii)
10.61	Stock Purchase Agreement, dated as of October 26, 2007, by and between Republic Airways Holdings Inc. and WexAir RJET LLC.(xxix)
21.1	Subsidiaries of Republic Airways Holdings Inc.(i)
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification by Bryan K. Bedford pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Robert H. Cooper pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Bryan K. Bedford pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Robert H. Cooper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of the indicated document have been afforded confidential treatment and have been filed separately with the Commission as required by Rule 406.
††	A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 406.
(i)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-84092, which was declared effective on May 26, 2004.
(ii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(iii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(iv)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 29, 2004.
(v)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 30, 2004.
(vi)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 20, 2005.
(vii)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 21, 2005.
(viii)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-122033, which was declared effective on February 1, 2005.
(ix)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 9, 2005
(x)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(xi)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2005.
(xii)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3, file No. 333-126357, which was declared effective on July 18, 2005.
(xiii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(xiv)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 7, 2005.
(xv)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(xvi)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(xvii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(xviii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(xix)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(xx)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 26, 2007.
(xxi)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.
(xxii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 19, 2007.
(xxiii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 30, 2007.
(xxiv)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
(xxv)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 8, 2007.
(xxvi)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(xxvii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 5, 2007.
(xxviii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 12, 2007.
(xxix)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 29, 2007.
(xxx)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(xxxi)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 10, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: February 20, 2008	By: /s/ Bryan K. Bedford
Bryan K. Bedford
Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan K. Bedford
Bryan K. Bedford	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 20, 2008

/s/ Robert H. Cooper
Robert H. Cooper	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2008

/s/ Joseph M. Jacobs
Joseph M. Jacobs	Director	February 20, 2008

/s/ Douglas J. Lambert
Douglas J. Lambert	Director	February 20, 2008

/s/ Lawrence J. Cohen
LawrenceJ. Cohen	Director	February 20, 2008

/s/ Mark E. Landesman
Mark E. Landesman	Director	February 20, 2008

/s/ Mark L. Plaumann
Mark L. Plaumann	Director	February 20, 2008