Form 10-Q
period 2008-05-09
REPUBLIC AIRWAYS HOLDINGS INC
filed 2008-05-09
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   ❒Yes  ☒No

Number of shares of Common Stock outstanding as of the close of business on May 8, 2008:  34,941,505.

All other items of this report are inapplicable

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$149,451	$164,004
Receivables—net of allowance for doubtful accounts of $1,522 and $897 respectively	23,191	27,585
Inventories—net	46,586	43,424
Prepaid expenses and other current assets	13,668	9,928
Restricted cash	4,763	1,226
Deferred income taxes	7,549	7,510

Total current assets	245,208	253,677
Aircraft and other equipment—net	2,449,443	2,308,726
Intangible and other assets	204,971	197,340
Goodwill	13,335	13,335

Total	$2,912,957	$2,773,078

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$123,647	$131,700
Accounts payable	25,954	35,201
Accrued liabilities	133,885	109,792

Total current liabilities	283,486	276,693
Long-term debt—less current portion	1,890,890	1,781,880
Deferred credits and other non current liabilities	100,071	104,115
Deferred income taxes	196,942	184,304

Total liabilities	2,471,389	2,346,992
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; one vote per share; 150,000,000 shares authorized; 43,481,616 and 43,474,466 shares issued and 36,104,231 and 36,407,572 shares outstanding, respectively	43	43
Additional paid-in capital	294,401	293,127
Treasury stock, 7,377,385 and 7,066,894, respectively, at cost	(148,450)	(142,411)
Accumulated other comprehensive loss	(2,913)	(3,009)
Accumulated earnings	298,487	278,336

Total stockholders' equity	441,568	426,086

Total	$2,912,957	$2,773,078

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007
OPERATING REVENUES:
Regional airline services	$359,545	$284,402
Charter revenue and ground handling	1,098	3,135
Other	3,240	2,906

Total operating revenues	363,883	290,443

OPERATING EXPENSES:
Wages and benefits	63,364	50,742
Aircraft fuel	81,777	66,949
Landing fees	13,830	12,052
Aircraft and engine rent	33,960	27,034
Maintenance and repair	38,473	27,006
Insurance and taxes	5,800	4,046
Depreciation and amortization	30,893	24,510
Other	29,973	23,275

Total operating expenses	298,070	235,614

OPERATING INCOME	65,813	54,829

OTHER INCOME (EXPENSE):
Interest expense	(30,635)	(25,404)
Other—net	(2,735)	2,786

Total other income (expense)	(33,370)	(22,618)

INCOME BEFORE INCOME TAXES	32,443	32,211

INCOME TAX EXPENSE	12,292	12,931

NET INCOME	$20,151	$19,280

NET INCOME PER COMMON SHARE	$0.56	$0.45

DILUTED NET INCOME PER COMMON SHARE	$0.55	$0.44

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
NET CASH FROM OPERATING ACTIVITIES	$65,911	$35,761

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(30,759)	(12,204)
Aircraft deposits and other	(14,474)	(9,983)
Aircraft deposits returned	16,431	9,389
Change in restricted cash	(3,537)	(3,525)

NET CASH FROM INVESTING ACTIVITIES	(32,339)	(16,323)

FINANCING ACTIVITIES:
Payments on short/long-term debt	(41,104)	(21,266)
Proceeds from exercise of stock options	98	5,013
Payments of debt issue costs	(1,080)	(1,219)
Purchase of treasury stock	(6,039)	(41,000)

NET CASH FROM FINANCING ACTIVITIES	(48,125)	(58,472)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,553)	(39,034)

CASH AND CASH EQUIVALENTS—Beginning of period	164,004	195,528
CASH AND CASH EQUIVALENTS—End of period	$149,451	$156,494

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$29,624	$24,502
Income taxes paid	182	216

NON-CASH INVESTING & FINANCING TRANSACTIONS:
Aircraft, inventories, and other equipment purchased through financing arrangements from manufacturer	142,061	83,118
Parts, training and lease credits from aircraft manufacturer	(3,990)	(2,580)
Fair value of warrants surrendered by Delta Air Lines	—	49,103
Deferred credit for Delta Air Lines pre-petition bankruptcy claim	—	44,590
Engine received and other spare parts to be financed or paid	—	3,657

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share amounts)

1. Basis of Presentation

The unaudited condensed consolidated financial statements of Republic Airways Holdings Inc. and its subsidiaries (the “Company”) as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The subsidiaries include Chautauqua Airlines, Inc. (“Chautauqua Airlines”), Republic Airline Inc. (“Republic Airline”) and Shuttle America Corporation (“Shuttle America”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed February 21, 2008.

Revenue Recognition

Under the Company’s code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force No. 01-08, Determining Whether an Arrangement Contains a Lease, the Company has concluded that a component of its revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the three months ended March 31, 2008 and 2007 were $88,846 and $71,380, respectively, and have been included in regional airline services revenue in the Company’s condensed consolidated statements of income.

New Accounting Standards

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not believe the adoption of SFAS 161 will have a material impact to its financial position, results of operations, and cash flows, however, additional disclosures may be required to the footnotes.

2. Risk Management

Beginning in April 2004, in anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, the Company entered into fourteen treasury lock agreements with notional amounts totaling $373,500 and a weighted average interest rate of 4.47% with expiration dates through June 2005. Management designated the treasury lock agreements as cash flow hedges of forecasted transactions. The treasury lock agreements were settled at each respective settlement date, which were the purchase dates of the respective aircraft. The Company settled all of the agreements during 2004 and 2005 and the net amount paid was $7,472, and was recorded in accumulated other comprehensive loss, net of tax. Amounts paid or received on the settlement date are reclassified to interest expense over the term of the respective aircraft debt. The Company reclassified $160 and $441, to interest expense during the three month periods ended March 31, 2008 and 2007, respectively.

In March 2008, in anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, the Company entered into twenty-one interest rate swap agreements with notional amounts totaling $420,000 and a weighted average interest rate of 4.3%.  The swap agreements were forecasted to terminate at each respective settlement date, which approximates the anticipated delivery date of the respective aircraft through February 2009.  Management accounted for the interest rate swaps as investments in derivative instruments, as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133).  These contracts were not designated as either a cash flow or fair value hedge under SFAS 133 guidelines.  The change in fair value of the swap agreements since their inception is recorded to Other—net in the income statement.  During the three month period ended March 31, 2008, the Company recorded a loss of ($3,924) in Other—net, with the associated liability recorded in Accrued Liabilities as of March 31, 2008.

3. Net Income Per Common Share

Net income per common share is based on the weighted average number of shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations:

	Three Months Ended
	March 31,
	2008	2007

Weighted-average common shares outstanding for basic net income per share	36,237,981	42,626,419

Effect of dilutive employee stock options, restricted stock and warrants	323,313	1,679,648

Adjusted weighted-average common shares outstanding and assumed conversions for diluted net income per share	36,561,294	44,306,067

The Company excluded 1,133,542 of employee stock options from the calculation of diluted net income per share due to their anti-dilutive impact for the three months ended March 31, 2008. There were no anti-dilutive exclusions for the three months ended March 31, 2007.

4. Treasury Stock

In December 2007, the Company’s Board of Directors authorized the purchase of up to $100,000 of the Company’s common stock.   The shares will be purchased on the open market or through privately-negotiated transactions from time-to-time during the twelve month period following the authorization. Under the authorization, the timing and amount of purchase would be based upon market conditions, securities law limitations and other factors. The stock buy-back program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. During the three month period ended March 31, 2008, pursuant to this authorization, the Company purchased 310,491 shares on the open market at a weighted average stock price of $19.45 for total consideration of $6,039.  At March 31, 2008, the amount remaining under this authorization was $92,549.

5. Debt

During the three months ended March 31, 2008, the Company obtained seven aircraft, all of which were debt-financed. The debt was obtained from banks and the aircraft manufacturer for terms of 15 years at interest rates ranging from 5.00% to 5.44%. The total debt incurred for the seven aircraft was $142,061.

The Company’s revolving credit agreement with a bank is through March 31, 2009. The Company’s revolving credit agreement contains restrictive covenants that require, among other things, that the Company maintain a certain fixed charge coverage ratio, a debt to earnings leverage ratio and a liquidity covenant. The Company was in compliance with the covenants at March 31, 2008. As of March 31, 2008 and December 31, 2007, the Company had no outstanding borrowings under this agreement with the bank.

6. Commitments and Contingencies

As of March 31, 2008, the Company has 22 ERJ-170/175 regional jets on firm order. The current total list price for these 22 regional jets is $682,000. The Company has a commitment to obtain financing for all of these aircraft. The Company also has a commitment to acquire 9 spare aircraft engines with a current list price totaling approximately $40,500. These commitments are subject to customary closing conditions.

During the three months ended March 31, 2008, the Company made aircraft deposits in accordance with the aircraft commitments of $14,474. The aircraft deposits are included in other assets. All payments were made from cash generated from operations.

7. Fair Value Measurements

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about the use of fair value measurements in accordance with generally accepted accounting principles. The Company adopted the provisions of SFAS effective January 1, 2008. Although the adoption of SFAS 157 did not materially affect the consolidated financial statements, the Company is now required to provide additional disclosures as part of its financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1), inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (Level 2), and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability.

As of March 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s investment in derivative instruments (interest rate swaps) and certain other investments.

The Company’s investment in derivative instruments consist of twenty-one interest rate swap agreements, which are not traded on a public exchange.  See Note 2 for further information on the Company’s derivative instruments and hedging activities.  The fair value of swap contracts is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized these swap contracts as Level 2.  The Company has consistently applied these valuation techniques in all periods presented.

The Company’s certain other investments consist of equity securities that are publicly traded and for which market prices are readily available.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2008, were as follows:

	Fair Value Measurements at March 31, 2008
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals

Equity Securities	$848	$—	$—	$848
Interest Rate Derivatives	—	(3,924)	—	(3,924)
Total assets and liabilities measured at fair value	$848	$(3,924)	$—	$(3,076)

8. Subsequent Events

On April 11, 2008, Frontier Airlines Holdings, Inc. and its subsidiaries Frontier Airlines, Inc. and Lynx Aviation, Inc. (collectively, “Frontier”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. On April 23, 2008, the Company reached agreement with Frontier respect to Frontier’s rejection of the Company’s fixed fee code-share agreement. For the three months ended March 31, 2008, Frontier accounted for 4% of the Company’s regional airline services revenue and the Company operates 12 E170 aircraft under its code-share agreement. The Company agreed to an orderly wind-down of flight operations under which the Company will remove four aircraft on May 1, an additional six aircraft on June 2 and the final two aircraft on June 23, 2008. The Company has additional commitments on five E170 aircraft that would have otherwise been placed into service with Frontier during the second half of 2008. The Company will seek to place the 17 aircraft into service with other airline partners and/or sell the aircraft. In addition, the Company intends to file a damage claim for approximately $260 million arising out of Frontier’s rejection of the fixed fee code-share agreement. The ultimate amount of the Company’s claim will be determined in the future by the Bankruptcy Court. The ultimate recovery value of the claim is unknown at this time.

On April 18, 2008, the Company liquidated all twenty-one interest rate swap agreements resulting in cash proceeds of $5,785.  Accordingly, the Company will recognize a gain on the change in fair value of the interest rate swap agreements of approximately $9,709 during the quarter ending June 30, 2008.

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

Overview

Republic Airways Holdings Inc., (“the Company”) is a Delaware holding company organized in 1996 that owns Chautauqua Airlines, Inc., (“Chautauqua Airlines”), Republic Airline Inc. (“Republic Airline”) and Shuttle America Corporation (“Shuttle America”). As of March 31, 2008, we offered scheduled passenger service on approximately 1,300 flights daily to 125 cities in 37 states, Canada and Jamaica pursuant to code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), US Airways, Inc. (“US Airways”), Delta Air Lines, Inc. (“Delta”), United Air Lines, Inc. (“United”), Continental Airlines, Inc. (“Continental”) and Frontier Airlines, Inc. (“Frontier”). We began flying for Continental in January 2007 and for Frontier in March 2007. Currently, we provide our six partners with regional jet service, operating as AmericanConnection, Continental Express, Delta Connection, Frontier, US Airways Express, or United Express including service out of their hubs and focus cities in Atlanta, Boston, Denver, Chicago, Cincinnati, Cleveland, Columbus, Houston, Indianapolis, New York, Philadelphia, Pittsburgh, St. Louis and Washington, D.C. (Dulles and National).

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

For the three months ended March 31, 2008, Delta accounted for approximately 30% of the Company’s regional airline services revenue, US Airways accounted for approximately 23%, United accounted for approximately 21%, Continental accounted for approximately 12%,  American accounted for approximately 10% and Frontier accounted for 4%.

The following table sets forth certain operational statistics and the percentage-of-change for the periods identified below:

Unaudited Operating Highlights	Three Months Ended March 31,
	2008	2007	Change
Regional airline services revenue, excluding fuel (000)	$277,768	$217,453		27.7%
Passengers carried	4,441,737	3,250,296		36.7%
Revenue passenger miles (000)(1)	2,296,711	1,710,698		34.3%
Available seat miles (000)(2)	3,240,323	2,452,784		32.1%
Passenger load factor(3)	70.9%	69.7%	1.2	pts
Cost per available seat mile, including interest expense (cents)(4)	10.14	10.64		(4.7)%
Fuel cost per available seat mile	2.52	2.73		(7.7)%
Cost per available seat mile, excluding fuel expense (cents)	7.62	7.91		(3.7)%
Operating aircraft at period end:
37-50 seat regional jets	118	109		8.3%
70+ seat regional jets	108	80		35.0%
Block hours(5)	188,824	149,739		26.1%
Departures	105,005	83,098		26.4%
Average daily utilization of each aircraft (hours)(6)	10.2	10.3		(1.0)%
Average aircraft stage length (miles)	514	519		(1.0)%

(1)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles are the numbers of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(3)	Revenue passenger miles divided by available seat miles.
(4)	Total operating and interest expenses divided by available seat miles.
(5)	Hours from takeoff to landing, including taxi time.
(6)	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net income in 2008 increased by 4.7%, or $0.9 million, to $20.2 million in 2008 compared to $19.3 million in 2007.  The increase in net income is due primarily to the increased level of flight operations.

Operating revenue in 2008 increased by 25.3%, or $73.4 million, to $363.9 million compared to $290.4 million in 2007. The increase was due mainly to regional airline service revenues earned from the addition of 37 regional jets over the past year. Twenty-eight regional jets were added for US Airways, ten were added for Continental, and one was removed from charter operations and subleased offshore.

The following table sets forth information regarding the Company’s expense components for the three months ended March 31, 2008. Individual expense components are also expressed in cents per ASM.

	Three Months ended March 31,
	2008		2007
	Amount	Cents per ASM	Amount	Cents per ASM
	(in thousands)		(in thousands)
OPERATING EXPENSES:
Wages and benefits	$63,364	1.96	$50,742	2.07
Aircraft fuel	81,777	2.52	66,949	2.73
Landing fees	13,830	0.43	12,052	0.49
Aircraft and engine rent	33,960	1.05	27,034	1.10
Maintenance and repair	38,473	1.19	27,006	1.10
Insurance and taxes	5,800	0.18	4,046	0.16
Depreciation and amortization	30,893	0.95	24,510	1.00
Other	29,973	0.93	23,275	0.95
Total operating expenses	298,070	9.21	235,614	9.60

Interest expense	30,635	0.95	25,404	1.04

Total operating expenses and interest expense	328,705	10.14	261,018	10.64

Total operating expenses and interest expense less fuel	$246,928	7.62	$194,069	7.91

Total operating expenses increased by 26.5%, or $62.5 million, to $298.0 million in 2008 compared to $235.6 million in 2007 due to the increase in flight operations.  Total operating and interest expenses increased by 25.9%, or $67.7 million, to $328.7 million for 2008 compared to $261.0 million during 2007 due to the increase in flight operations. The cost per available seat mile on total operating and interest expenses, excluding fuel charges, decreased from 7.9¢ in 2007 to 7.6¢ in 2008. Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 24.9%, or $12.6 million, to $63.4 million for 2008 compared to $50.7 million in 2007 due mainly to a $8.3 million increase in flight crew and maintenance operations wage expenses to support the increase in regional jet operations and a $2.5 million increase in related employee benefit costs resulting from the additional wage expense and increased costs for employee welfare programs.  Additionally, we recorded stock-based compensation expense of $1.2 million in 2008 compared to $0.4 million in 2007.  The cost per available seat mile decreased to 2.0¢ for 2008 compared to 2.1¢ in 2007.

Aircraft fuel expense increased 22.1%, or $14.8 million, to $81.8 million for 2008 compared to $66.9 million for 2007 due to a 41% increase in the average fuel price per gallon and a 14% decrease in gallons consumed because, beginning in January 2007, we did not record fuel expense and the related revenue for a portion of the United operations, due to United paying for fuel directly at certain airports.  We also do not pay for or record fuel expense and the related revenue for Continental, Frontier or US Airways.  The average price per gallon was $2.86 in 2008 and $2.03 in 2007.  The unit cost decreased to 2.5¢ in 2008 compared to 2.7¢ in 2007.

Landing fees increased by 14.8%, or $1.8 million, to $13.8 million in 2008 compared to $12.1 million in 2007. The increase is due mainly to a 26% increase in departures partially offset by a 10% decrease in the average landing fee charged by the airports. Our fixed-fee agreements provide for a direct reimbursement of landing fees. The unit cost decreased to 0.4¢ in 2008 compared to 0.5¢ in 2007.

Aircraft and engine rent increased by 25.6%, or $6.9 million, to $34.0 million in 2008 compared to $27.0 million in 2007 due mainly to a $6.4 million increase in aircraft rents of leased regional jets since March 31, 2007 and the leases on additional spare engines.  The unit cost decreased to 1.0¢ in 2008 compared to 1.1¢ in 2007.

Maintenance and repair expenses increased by 42.6%, or $11.5 million, to $38.5 million in 2008 compared to $27.0 million for 2007 due mainly to the addition of 37 aircraft since March 31, 2007, which resulted in an $8.6 million increase in long-term maintenance agreement expenses.  Additionally, repair expenses on parts not under warranty or included under long term contracts increased $2.1 million.  The unit cost remained increased to 1.2¢ in 2008 compared to 1.1¢ in 2007.

Insurance and taxes increased 43.4%, or $1.8 million, to $5.8 million in 2008 compared to $4.0 million in 2007, due to the increase in operations coupled with an increase in aircraft property taxes. The unit cost remained unchanged at 0.2¢.

Depreciation and amortization increased 26.0%, or $6.4 million, to $30.9 million in 2008 compared to $24.5 million in 2007 due mainly to $6.0 million of additional depreciation on regional jet aircraft and related spare parts purchased over the past year.    The unit cost remained unchanged at 1.0¢.

Other expenses increased 28.8%, or $6.7 million, to $30.0 million in 2008 from $23.3 million in 2007, due primarily to $5.5 million of increases in flight crew training and travel expenses, passenger catering costs, and administrative expenses to support the increased 70-seat and CRJ operations. Additionally, we recorded a full reserve on our Frontier receivables of $0.6 million as of March 31, 2008.  The unit cost decreased to 0.9¢ in 2008 from 1.0¢ in 2007.

Interest expense increased 20.6% or $5.2 million, to $30.6 million in 2008 from $25.4 million in 2007 primarily due to interest on debt related to the financing of 24 regional jets during the past year. The weighted average interest rate increased to 6.2% in 2008 from 6.1% in 2007. The unit cost remained unchanged at 1.0.

We incurred income tax expense of $12.3 million during 2008, compared to $12.9 million in 2007. The effective tax rates for 2008 and 2007 were 37.9% and 40.1%, respectively, which were higher than the statutory rate due to state income taxes and non-deductible meals and entertainment expense, primarily for our flight crews.

Liquidity and Capital Resources

As of March 31, 2008, the Company had $149.5 million in cash and cash equivalents and a working capital deficit of $38.3 million. During the three months ended March 31, 2008, the Company obtained 7 aircraft that were debt-financed. The total debt incurred for the seven purchased aircraft was $142.1 million.

Net cash provided by operating activities was $65.9 million for the three months ended March 31, 2008. Net cash from operating activities consists primarily of net income of $20.2 million, adjustments to reconcile net income to net cash from operating activities consisting of depreciation and amortization of $30.9 million, the changes in deferred income taxes of $12.5 million, amortization of debt issuance costs, warrants and other of ($1.1) million, stock compensation expense of $1.2 million, unrealized loss on derivative instruments $3.9 million and the loss on disposal of fixed assets of $.3 million, and the effects of changes in certain assets and liabilities consisting of decreases in accounts receivable of $4.4 million, increases in accrued and other liabilities of $18.8 million, offset by decreases in inventories $3.1 million, prepaid expenses and other current assets $2.9 million, increases in accounts payable $9.2 million and decreases in other assets of $9.8 million.

Net cash used by investing activities was $(32.3) million for the three months ended March 31, 2008. The net cash used by investing activities consists of the down payments made to purchase 7 regional jet aircraft and the purchase of aircraft related equipment, offset by deposits returned for delivered aircraft and proceeds from sale of equipment.

Net cash used by financing activities was $(48.1) million for the three months ended March 31, 2008. The net cash used by financing activities included the Company’s purchase of its common stock for $(6.0) million, scheduled debt payments and debt issuance costs payments of $(42.2) million offset by $0.1 million of proceeds from the exercise of employee stock options.

The Company currently anticipates that its available cash resources, cash generated from operations and anticipated third-party financing arrangements will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

Aircraft Leases and Other Off-Balance Sheet Arrangements

The Company has significant obligations for aircraft that are classified as operating leases, and are not reflected as liabilities on its balance sheet. These leases expire between 2009 and 2023. As of March 31, 2008, the Company’s total mandatory payments under operating leases aggregated approximately $1.1 billion and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $135.5 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities and office equipment. The leases expire through 2023. As of March 31, 2008, the Company’s total mandatory payments under other non-cancelable operating leases aggregated approximately $135.4 million. Total minimum annual other rental payments for the next 12 months are approximately $12.5 million.

Purchase Commitments

The Company has substantial commitments for capital expenditures, including the acquisition of new aircraft. The Company intends to finance these aircraft through long-term loans or lease arrangements, although there can be no assurance the Company will be able to do so.

As of March 31, 2008, the Company has a commitment to purchase 22 additional ERJ-170/175 regional jets. The current total list price of the 22 regional jets is approximately $682.0 million.   During the three months ended March 31, 2008, the Company made aircraft deposits in accordance with the aircraft commitments of $14.5 million. The Company also has a commitment to acquire 9 spare aircraft engines with a current list price of approximately $40.5 million. These commitments are subject to customary closing conditions.

In January 2007, the Company and Frontier entered into an agreement whereby the Company will operate seventeen, 76-seat ERJ-170 regional jets. As of March 30, 2008, eleven of the ERJ-170 regional jets were in operation and the remaining 6 aircraft will be funded by deliveries from the manufacturer.

On April 11, 2008, Frontier Airlines Holdings, Inc. and its subsidiaries Frontier Airlines, Inc. and Lynx Aviation, Inc. (collectively, “Frontier”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. On April 23, 2008, the Company reached agreement with Frontier respect to Frontier’s rejection of the Company’s fixed fee code-share agreement. For the three months ended March 31, 2008, Frontier accounted for 4% of the Company’s regional airline services revenue and the Company operates 12 E170 aircraft under its code-share agreement. The Company agreed to an orderly wind-down of flight operations under which the Company will remove four aircraft on May 1, an additional six aircraft on June 2 and the final two aircraft on June 23, 2008. The Company has additional commitments on five E170 aircraft that would have otherwise been placed into service with Frontier during the second half of 2008. The Company will seek to place the 17 aircraft into service with other airline partners and/or sell the aircraft. In addition, the Company intends to file a damage claim for approximately $260 million arising out of Frontier’s rejection of the fixed fee code-share agreement. The ultimate amount of the Company’s claim will be determined in the future by the Bankruptcy Court. The ultimate recovery value of the claim is unknown at this time.

In August 2007, the Company and its wholly-owned subsidiary Shuttle America amended their Jet Services Agreement with Delta Air Lines, Inc. to provide for the replacement of sixteen, 70-seat ERJ-170 regional aircraft operating as Delta Connection with sixteen 76-seat ERJ-175 regional jet aircraft.  The new aircraft are expected to be placed into service during the second half of 2008 and the first quarter of 2009.

In August 2007, the Company amended its Jet Services Agreement with United Air Lines, Inc. to provide for the operation of ten additional 70-seat ERJ-170 regional jet aircraft as United Express.  The aircraft are expected to be placed into service during the fourth quarter of 2008 and the first quarter of 2009.

The Company’s commercial commitments at March 31, 2008 include letters of credit totaling $12.6 million expiring within one year.

The Company anticipates cash payments for interest for the year ended 2008 to be approximately $117.5 million, and the Company does not anticipate significant tax payments in 2008.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

The Company’s earnings are affected by changes in interest rates due to amount of cash and securities held. At March 31, 2008 and December 31, 2007, all of the Company’s long-term debt was fixed rate debt. We anticipate that additional debt will be at fixed rates.  The Company is exposed to the impact of interest rate changes related to its future aircraft purchase commitments.  In March 2008, in anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, the Company entered into twenty-one interest rate swap agreements with notional amounts totaling $420.0 million and a weighted average interest rate of 4.3%.  The swap agreements will be settled at each respective settlement date, which approximates the anticipated delivery date of the respective aircraft through February 2009.  Management accounted for the interest rate swaps as investments in derivative instruments, as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133).  The change in fair value of the swap agreements since their inception is recorded to Other—net in the income statement.  During the three month period ended March 31, 2008, the Company recorded a loss of ($3,924) in Other—net, with the associated liability recorded in Accrued Liabilities as of March 31, 2008.  On April 18, 2008, the Company liquidated all twenty-one interest rate swap agreements resulting in cash proceeds of $5,785.  Accordingly, the Company will recognize a gain on the change in fair value of the interest rate swap agreements of approximately $9,709 during the quarter ending June 30, 2008.

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

Part II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “10-K”) and Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the "10-Q"), which could materially affect our business, financial condition or future results. The risks described in our 10-K and 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)
Issuer Purchases of Equity Securities (1)

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2008 through January 31, 2008 (1)	132,260	$19.44	132,260	$96,017,000

February 1, 2008 through February 29, 2008 (1)	96,573	$19.48	96,573	$94,136,000

March 1, 2008 through March 31, 2008 (1)	81,658	$19.43	81,658	$92,549,000

Total	310,491		310,491

 (1) On December 14, 2007, we announced that our Board of Directors had authorized the purchase of up to $100 million of our common stock. The shares will be purchased on the open market or through privately-negotiated transactions from time-to-time during the twelve month period following the authorization. Under the authorization, the timing and amount of purchase would be based upon market conditions, securities law limitations and other factors. The stock buy-back program does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice.

Item 6.

Exhibits

(a)	Exhibits

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

31.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

32.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: May 9, 2008	By: /s/ Bryan K. Bedford
Name: Bryan K. Bedford
Title: Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated: May 9, 2008	By: /s/ Robert H. Cooper
Name: Robert H. Cooper
Title: Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)