Form 10-Q
period 2008-08-11
REPUBLIC AIRWAYS HOLDINGS INC
filed 2008-08-11
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   ☐Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the last practicable date.

Class	Outstanding August 11, 2008
Common Stock, $.001 par value	34,169,683

TABLE OF CONTENTS

	Part I - Financial Information
Item 1.	Financial Statements:	2

	Condensed Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of Income (Unaudited) for the Three and Six Months Ended June 30, 2008 and 2007	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2008 and 2007	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

	Part II - Other Information
Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 4.	Submission of Matters to a Vote of the Security Holders	12

Item 6.	Exhibits	13

	Signatures	14

Exhibit 10.31(g)*	Letter Agreement, by and among Delta Air Lines, Inc., Republic Airways Holdings Inc., Chautauqua Airlines, Inc. and Shuttle America Corp., dated as of July 28, 2008.

Exhibit 10.39(u)*	Amendment No. 21 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of June 5, 2008.

Exhibit 10.40(n)*	Amendment No. 14 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of June 5, 2008.

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

All other items of this report are inapplicable

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$145,947	$164,004
Receivables—net of allowance for doubtful accounts of $1,958 and $897 respectively	33,846	27,585
Inventories—net	49,507	43,424
Prepaid expenses and other current assets	12,757	9,928
Restricted cash	1,211	1,226
Deferred income taxes	6,849	7,510

Total current assets	250,117	253,677
Aircraft and other equipment—net	2,523,661	2,308,726
Intangible and other assets	203,255	197,340
Goodwill	13,335	13,335

Total	$2,990,368	$2,773,078

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$120,054	$131,700
Accounts payable	27,161	35,201
Accrued liabilities	136,922	109,792

Total current liabilities	284,137	276,693
Long-term debt—less current portion	1,954,015	1,781,880
Deferred credits and other non current liabilities	100,223	104,115
Deferred income taxes	213,849	184,304

Total liabilities	2,552,224	2,346,992
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; one vote per share; 150,000,000 shares authorized; 43,489,616 and 43,474,466 shares issued and 34,169,683 and 36,407,572 shares outstanding, respectively	43	43
Additional paid-in capital	295,619	293,127
Treasury stock, 9,319,933 and 7,066,894, respectively, at cost	(181,646)	(142,411)
Accumulated other comprehensive loss	(2,790)	(3,009)
Accumulated earnings	326,918	278,336

Total stockholders' equity	438,144	426,086

Total	$2,990,368	$2,773,078

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
OPERATING REVENUES:
Regional airline services	$387,015	$316,485	$746,560	$600,887
Charter revenue and ground handling	1,092	985	2,190	4,120
Other	3,265	2,843	6,505	5,749

Total operating revenues	391,372	320,313	755,255	610,756

OPERATING EXPENSES:
Wages and benefits	65,365	54,756	128,729	105,498
Aircraft fuel	100,584	78,184	182,361	145,133
Landing fees	15,915	13,184	29,745	25,236
Aircraft and engine rent	33,936	30,297	67,896	57,331
Maintenance and repair	40,620	32,480	79,093	59,486
Insurance and taxes	6,240	4,603	12,040	8,649
Depreciation and amortization	32,590	26,158	63,483	50,668
Other	30,361	26,105	60,334	49,380

Total operating expenses	325,611	265,767	623,681	501,381

OPERATING INCOME	65,761	54,546	131,574	109,375

OTHER INCOME (EXPENSE):
Interest expense	(32,175)	(26,128)	(62,810)	(51,532)
Other income	12,624	3,136	9,889	5,922

Total other income (expense)	(19,551)	(22,992)	(52,921)	(45,610)

INCOME BEFORE INCOME TAXES	46,210	31,554	78,653	63,765

INCOME TAX EXPENSE	17,779	12,513	30,071	25,444

NET INCOME	$28,431	$19,041	$48,582	$38,321

BASIC NET INCOME PER COMMON SHARE	$0.82	$0.46	$1.37	$0.91

DILUTED NET INCOME PER COMMON SHARE	$0.81	$0.46	$1.36	$0.89

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2008	2007
NET CASH FROM OPERATING ACTIVITIES	$127,857	$137,106

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(54,210)	(28,588)
Proceeds from sale of spare aircraft and other equipment	19,006	7,797
Aircraft deposits and other	(19,457)	(23,325)
Aircraft deposits returned	29,167	25,820
Change in restricted cash	15	55

NET CASH FROM INVESTING ACTIVITIES	(25,479)	(18,241)

FINANCING ACTIVITIES:
Payments on short/long-term debt	(85,303)	(43,874)
Proceeds from exercise of stock options	161	7,774
Payments of debt issue costs	(1,844)	(2,903)
Proceeds on settlement of interest rate swaps	5,785
Purchase of treasury stock	(39,234)	(41,000)

NET CASH FROM FINANCING ACTIVITIES	(120,435)	(80,003)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(18,057)	38,862

CASH AND CASH EQUIVALENTS—Beginning of period	164,004	195,528
CASH AND CASH EQUIVALENTS—End of period	$145,947	$234,390

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$59,864	$50,290
Income taxes paid	233	861

NON-CASH INVESTING & FINANCING TRANSACTIONS:
Aircraft, inventories, and other equipment purchased through financing arrangements from manufacturer	245,792	166,320
Parts, training and lease credits from aircraft manufacturer	(6,840)	(4,560)
Fair value of warrants surrendered by Delta Air Lines	—	49,103
Engine received and other spare parts to be financed or paid	—	3,281

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share amounts)

1. Basis of Presentation

The unaudited condensed consolidated financial statements of Republic Airways Holdings Inc. and its subsidiaries (the “Company”) as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The subsidiaries include Chautauqua Airlines, Inc. (“Chautauqua Airlines”), Republic Airline Inc. (“Republic Airline”) and Shuttle America Corporation (“Shuttle America”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 21, 2008.

Revenue Recognition

Under the Company’s code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force No. 01-08, Determining Whether an Arrangement Contains a Lease, the Company has concluded that a component of its revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the three and six months ended June 30, 2008 and 2007 were $89,657 and $75,910, and $178,503 and $146,990 respectively, and have been included in regional airline services revenue in the Company’s condensed consolidated statements of income.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation under the two-class method of calculating earnings per share. EITF 03-6-1, which is applied retrospectively, is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of EITF 03-6-1 on its consolidated financial statements.

Frontier Bankruptcy

In April 2008, Frontier Airlines Holdings, Inc. ("Frontier") and its subsidiaries Frontier Airlines, Inc. and Lynx Aviation, Inc. (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Southern District of New York (the "Court"). The Debtors will continue to operate their business as "debtors-in possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.  The Company operated 12 E170 aircraft under a code-share agreement with Frontier.  The agreement covered a total of 17 E170 aircraft through December 2019.  The Company and Frontier negotiated an agreement that resulted in the orderly wind-down of the 12 E170 aircraft during the three months ended June 30, 2008.  As of June 30, 2008, the Company has all 12 E170 aircraft removed from service with Frontier and placed into temporary storage.  The Company intends to file a damage claim arising out of Frontier’s rejection of the code-share agreement.  The ultimate amount of the Company’s claim will be determined in the future by the Court.  At this time the Company cannot estimate the recovery value, if any, of the ultimate allowable claim.  As of June 30, 2008, the Company has a  full reserve on all pre-petition amounts due from Frontier, which totals $664.

2. Risk Management

Included in accumulated other comprehensive loss, net of tax, are amounts paid or received on settled cash flow hedges related to the Company’s financing of aircraft.  The Company reclassifies such amounts to interest expense over the term of the respective aircraft debt. The Company reclassified $365 and $216, and $525 and $385 to interest expense during the three and six month periods ended June 30, 2008 and 2007, respectively.

In March 2008, in anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, the Company entered into twenty-one interest rate swap agreements with notional amounts totaling $420,000 and a weighted average interest rate of 4.3%.  The swap agreements were forecasted to terminate at each respective settlement date, which approximated the anticipated delivery date of the respective aircraft through February 2009.  Management accounted for the interest rate swaps as investments in derivative instruments, as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133).  These contracts were not designated as either a cash flow or fair value hedge under SFAS 133 guidelines.  As of and for the three months ended March 31, 2008, the Company had an unrealized loss of ($3,924) that was recorded to Other—net in the statement of income.  In April 2008, the Company terminated the interest rate swap agreements early, which resulted in a net gain for the six months ended June 30, 2008 and proceeds of $5,785.  Accordingly, the Company recorded a gain on settlement of $9,709 included in Other—net in its statement of income for the three months ended June 30, 2008.

3. Net Income Per Common Share

Net income per common share is based on the weighted average number of shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted-average common shares outstanding for basic net income available for common shareholders per share	34,854,532	41,319,327	35,546,257	41,969,262

Effect of dilutive employee stock options, restricted stock and warrants	123,139	388,298	203,113	1,065,161

Adjusted weighted-average common shares outstanding and assumed conversions for diluted net income available for common shareholders per share	34,977,671	41,707,625	35,749,370	43,034,423

The Company excluded 1,863,709 and 1,813,500, respectively, of employee stock options from the calculation of diluted net income per share due to their anti-dilutive impact for the three and six months ended June 30, 2008. There were no anti-dilutive exclusions for the three and six months ended June 30, 2007.

4. Treasury Stock

In December 2007, the Company’s Board of Directors authorized the purchase of up to $100,000 of the Company’s common stock.   The shares will be purchased on the open market or through privately-negotiated transactions from time-to-time during the twelve month period following the authorization. Under the authorization, the timing and amount of purchase would be based upon market conditions, securities law limitations and other factors. The stock buy-back program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. During the six month period ended June 30, 2008, pursuant to this authorization, the Company purchased 2,253,039 shares on the open market at a weighted average stock price of $17.41 for total consideration of $39,234.  At June 30, 2008, the amount remaining under this authorization was $59,353.

5. Debt

During the six months ended June 30, 2008, the Company obtained 12 aircraft, all of which were debt-financed. The debt was obtained from banks and the aircraft manufacturer for terms of 15 years at interest rates ranging from 5.00% to 5.80%. The total debt incurred for the 12 aircraft was $245,792.

The Company’s revolving credit agreement with a bank is through March 31, 2009. The Company’s revolving credit agreement contains restrictive covenants that require, among other things, that the Company maintain a certain fixed charge coverage ratio, a debt to earnings leverage ratio and a liquidity covenant. The Company was in compliance with the covenants at June 30, 2008. As of June 30, 2008 and December 31, 2007, the Company had no outstanding borrowings under this agreement with the bank.

6. Commitments and Contingencies

As of June 30, 2008, the Company has 17 E175 regional jets on firm order. The current total list price for these 17 regional jets is $595,000. The Company has a commitment to obtain financing for all but five of these aircraft and believes it will be able to obtain financing on the remaining five aircraft, which are scheduled for delivery between November 2008 and March 2009.  The Company also has a commitment to acquire 9 spare aircraft engines with a current list price totaling approximately $40,500. These commitments are subject to customary closing conditions.

During the six months ended June 30, 2008, the Company made aircraft deposits in accordance with the aircraft commitments of $19,457. The aircraft deposits are included in other assets. All payments were made from cash generated from operations.

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

During the three and six month periods ended June 30, 2008, the Company held certain assets that were required to be measured at fair value on a recurring basis.  These included the Company’s investment in derivative instruments (interest rate swaps) and certain other investments.  As of June 30, 2008, the Company did not hold any assets required to be measured at fair value on a recurring basis.

The Company’s investment in derivative instruments consisted of twenty-one interest rate swap agreements, which were not traded on a public exchange.  See Note 2 for further information on the Company’s derivative instruments and hedging activities.  The fair value of swap contracts was determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company categorized these swap contracts as Level 2.  The Company consistently applied these valuation techniques in all periods presented.  As discussed in Note 2, the Company settled these agreements for proceeds of $5,785 in April 2008.

The Company’s certain other investments consist of equity securities that are publicly traded and for which market prices are readily available.  The Company liquidated its entire holdings in these securities during the three months ended June 30, 2008.

8. Impairment Review

In assessing the recoverability of goodwill and other intangible assets, the Company makes a determination of the fair value of its business.  Fair value is determined using a combination of an income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to their present value, and a market approach, which estimates fair value using market multiples of various financial measures compared to a set of comparable public companies in the regional airline industry.  An impairment loss will generally be recognized when the carrying amount of the net assets of the business exceeds its estimated fair value.

The valuation methodology and underlying financial information included in the Company’s determination of fair value require significant judgments to be made by management.  These judgments include, but are not limited to, long term projections of future financial performance and the selection of appropriate discount rates used to determine the present value of future cash flows.  Changes in such estimates or the application of alternative assumptions could produce significantly different results.

During the quarter ended June 30, 2008, due primarily to the disparity between the Company’s market capitalization and the carrying value of its stockholders’ equity and Frontier’s bankruptcy (as discussed in Note 1), the Company performed an interim assessment of the recoverability of its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  Based on the results of this analysis, the Company concluded that its goodwill was not considered impaired as of June 30, 2008.

In addition to assessing the recoverability of its goodwill, the Company determined it was necessary to evaluate whether any long-lived assets (primarily aircraft and related spare engines and spare parts) were impaired as of June 30, 2008.  The Company’s analysis of its long-lived assets was performed in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  For purposes of testing the long-lived assets for impairment as of June 30, 2008, the Company determined whether the carrying amount of its long-lived assets was recoverable by comparing the carrying amounts to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets.  If the carrying value of the assets exceeded the expected cash flows, the Company would estimate the fair value of these assets to determine whether an impairment existed.  The estimated  undiscounted cash flows were dependent on a number of critical management assumptions including estimates of future aircraft utilization, estimated sublease rates and other relevant assumptions, changes in such estimates or the application of alternative assumptions could produce significantly different results.  Based on the results of this analysis, the Company concluded none of the assets were impaired as of June 30, 2008.

Due to the volatility of our common stock in conjunction with the price of fuel, tight credit markets, continued capacity reductions by mainline carriers, the uncertain economic environment, as well as other uncertainties, the Company can provide no assurance that a material impairment charge will not occur in a future period.  The Company will continue to monitor circumstances and events in future periods to determine whether additional asset impairment testing is warranted.

9. Subsequent Events

On July 3, 2008, the Company received notice dated July 1, 2008,  from United Air Lines, Inc. (“United”) , that United was exercising its right to terminate the United Express Agreement that provides for the Company to operate seven E145 aircraft.  The termination will be effective December 31, 2009.  The agreement to operate 38 E170 aircraft is unaffected by United's termination letter.  There are no early termination provisions in the United E170 agreement.

On July 28, 2008, the Company entered into a letter agreement with Delta Air Lines, Inc. (“Delta”) to remove the final 11 E135 aircraft from the Delta Connection program effective September 30, 2008.  The aircraft were originally scheduled to be removed between November 2008 and April 2009.  All 11 of these aircraft are under agreement to be sold between October 2008 and April 2009 at a specified price.

On August 4, 2008, the Company agreed to participate with two other creditors in providing a debtor-in-possession (DIP) firm financing commitment of $30,000 to Frontier.  The Company funded its portion of this commitment of $12,500 on August 8, 2008.  Any additional funding is at the sole discretion of the lenders.

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

Overview

Republic Airways Holdings Inc., (“the Company”) is a Delaware holding company organized in 1996 that owns Chautauqua Airlines, Inc., (“Chautauqua Airlines”), Republic Airline Inc. (“Republic Airline”) and Shuttle America Corporation (“Shuttle America”). As of June 30, 2008, we offered scheduled passenger service on approximately 1,250 flights daily to 123 cities in 39 states, Canada, Mexico and Jamaica pursuant to code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), US Airways, Inc. (“US Airways”), Delta Air Lines, Inc. (“Delta”), United Air Lines, Inc. (“United”), and Continental Airlines, Inc. (“Continental”). We began flying for Continental in January 2007. Currently, we provide our five partners with regional jet service, operating as AmericanConnection, Continental Express, Delta Connection, US Airways Express, or United Express including service out of their hubs and focus cities in Atlanta, Boston, Denver, Chicago, Cincinnati, Cleveland, Columbus, Houston, Indianapolis, New York, Philadelphia, Pittsburgh, St. Louis and Washington, D.C. (Dulles and National).

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

For the six months ended June 30, 2008, Delta accounted for approximately 30% of the Company’s regional airline services revenue, US Airways accounted for approximately 23%, United accounted for approximately 21%, Continental accounted for approximately 12%,  American accounted for approximately 10% and Frontier Airlines Inc. (“Frontier”) accounted for 4%.  The Company commenced operations for Frontier in March 2007 and ceased operating for Frontier in June 2008.

The following table sets forth certain operational statistics and the percentage-of-change for the periods identified below:

	Three Months Ended June 30,					Six Months Ended June 30,
	Increase/(Decrease)					Increase/(Decrease)
	2008		2008-2007		2007	2008		2008-2007		2007
Regional airline services revenue, excluding fuel (000)	$286,231		20.1%		$238,301	$563,999		23.8%		$455,754
Passengers carried	5,092,277		23.2%		4,134,981	9,534,014		29.1%		7,385,277
Revenue passenger miles (000) (1)	2,640,386		20.4%		2,193,603	4,937,097		26.5%		3,904,301
Available seat miles (000) (2)	3,426,922		22.3%		2,801,158	6,667,244		26.9%		5,253,942
Passenger load factor (3)	77.0%	(1.3	pp	)	78.3%	74.1%	(0.2	pp	)	74.3%
Cost per available seat mile, including interest expense (cents)(4)	10.44		0.2%		10.42	10.29		(2.2%)		10.52
Fuel cost per available seat mile (cents)	2.94		5.4%		2.79	2.75		(0.4%)		2.76
Cost per available seat mile, excluding fuel expense (cents)	7.50		(1.7%)		7.63	7.56		(2.6%)		7.76
Operating aircraft at period end:
37-50 seat regional jets	115		(1.7%)		117	115		(1.7%)		117
70+ seat regional jets	113		29.9%		87	113		29.9%		87
Block hours (5)	193,091		16.4%		165,878	381,915		21.0%		315,618
Departures	109,191		17.1%		93,266	214,196		21.5%		176,364
Average daily utilization of each aircraft (hours)(6)	10.4		1.0%		10.3	10.2		(1.0%)		10.3
Average aircraft stage length (miles)	513		(1.7%)		522	514		(1.0%)		519

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

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net income in 2008 increased by 49.3%, or $9.4 million, to $28.4 in 2008 compared to $19.0 million in 2007.  The increase in net income is due primarily to a non-operating gain of $6.0 million on the settlement of interest rate swap transactions, combined with an increased level of flight operations.

Operating revenue in 2008 increased by 22.2%, or $71.1 million, to $391.4 million in 2008 compared to $320.3 million in 2007. The increase was due to fixed-fee revenue earned from 26 additional regional jets that were added to revenue service since June 30, 2007. Eighteen were added for US Airways and eight were added for Frontier.  Additionally, four small jet aircraft were removed from Delta during the second quarter of 2008 and two were placed into revenue service for Continental since June 30, 2007. As of June 30, 2008, the Company removed all aircraft operating for Frontier from revenue service.

Total operating and interest expenses increased by 22.6% or $65.9 million, to $357.8 million in 2008 compared to $291.9 million in 2007 due to the increase in flight operations. The unit cost on total operating and interest expenses, excluding fuel charges, decreased from 7.6¢ in 2007 to 7.5¢ in 2008. Factors relating to the change in operating expenses are discussed below.

	Operating Expenses per ASM in cents
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Wages and benefits	1.91	1.95	1.93	2.01
Aircraft fuel	2.94	2.79	2.74	2.76
Landing fees	0.46	0.47	0.45	0.48
Aircraft and engine rent	0.99	1.08	1.02	1.09
Maintenance and repair	1.19	1.16	1.19	1.13
Insurance and taxes	0.18	0.16	0.18	0.16
Depreciation and amortization	0.95	0.93	0.95	0.96
Other	0.89	0.93	0.90	0.94
Total operating expenses	9.50	9.48	9.35	9.53

Interest expense	0.94	0.93	0.94	0.98

Total operating expenses and interest expense	10.44	10.42	10.29	10.52

Total operating expenses and interest expense less fuel	7.50	7.63	7.56	7.76

Wages and benefits increased by 19.4%, or $10.6 million, to $65.4 million for 2008 compared to $54.8 million for 2007. The increase was due mainly to a $7.3 million increase in flight crew and maintenance operations wage expense to support the increase in regional jet operations and a $2.1 million increase in related employee benefit costs resulting from the additional wage expense and increased costs for employee welfare programs.  We recorded stock based compensation expense of $1.2 million in 2008 compared to $0.8 million in 2007. The cost per available seat mile decreased from 2.0¢ in 2007 to 1.9¢ in 2008.

Aircraft fuel expense increased 28.7%, or $22.4 million, to $100.6 million for 2008 compared to $78.2 million for 2007 due to a 59% increase in the average price per gallon from $2.42 in 2007 to $3.85 in 2008, partially offset by a 19% decrease in the amount of gallons consumed  Beginning in January 2007, we did not record fuel expense and the related revenue for a portion of the United operations, due to United paying for fuel directly at certain airports.  We also do not pay for or record fuel expense and the related revenue for Continental, Frontier, or US Airways operations.  The unit cost increased from 2.8¢ in 2007 to 2.9¢ in 2008.

Landing fees increased by 20.7%, or $2.7 million, to $15.9 million in 2008 compared to $13.2 million in 2007. The increase is due to a 16% increase in departures, combined with a heavier average landing weight per departure caused by the additional 70+ seat regional jets.  Our fixed-fee agreements provide for a direct reimbursement of landing fees.  The unit cost remained unchanged at 0.5¢.

Aircraft and engine rent increased by 12.0%, or $3.6 million, to $33.9 million in 2008 compared to $30.3 million in 2007 due mainly to a $3.5 million increase in aircraft rents for 13 aircraft that were leased in the second and third quarters of 2007.  The unit cost decreased from 1.1¢ in 2007 to 1.0¢ in 2008.

Maintenance and repair expenses increased by 25.1%, or $8.1 million, to $40.6 million in 2008 compared to $32.5 million for 2007. The increase is due mainly to the increased level of operations which produced a $1.7 million increase in 50-seat aircraft in long-term maintenance agreement expenses and a $2.8 million increase in 70-seat long-term maintenance agreement expenses.  Additionally, heavy maintenance, or c-check expenses increased by $0.8 million and repair expenses on parts not under warranty or included under long term contracts increased $1.7 million. The unit cost remained unchanged at 1.2¢.

Insurance and taxes increased 35.6% or $1.6 million to $6.2 million in 2008 compared to $4.6 million in 2007.  The increase was mainly due to a $1.1 million increase in property taxes combined with the increase in operations.  Our fixed-fee agreements provide for a direct reimbursement of insurance and property taxes.  The unit cost remained unchanged at 0.2¢.

Depreciation and amortization increased 24.6%, or $6.4 million, to $32.6 million in 2008 compared to $26.2 million in 2007 due mainly to $5.0 million of additional depreciation on 26 regional jet aircraft purchased since June 30, 2007.  The cost per available seat mile increased from 0.9¢ in 2007 to 1.0¢ in 2008.

Other expenses increased 16.3%, or $4.3 million, to $30.4 million in 2008 from $26.1 million in 2007, due primarily to $2.2 million of losses on disposal of E135 aircraft and a $2.1 increase in flight crew travel expenses.  Passenger service costs and administrative expenses to support the increased regional jet operations increased by $1.6 million and crew training costs decreased by $1.7 million.  The unit cost remained unchanged at 0.9¢.

Interest expense increased 23.1% or $6.0 million, to $32.2 million in 2008 from $26.1 million in 2007 primarily due to interest on debt related to the purchase of 26 regional jet aircraft since June 30, 2007. The weighted average interest rate was 6.2% in 2008 and 2007. The unit cost remained unchanged at 0.9¢.

We incurred income tax expense of $17.8 million during 2008, compared to $12.5 million in 2007. The effective tax rate for 2008 of 38.5% is higher than the statutory rate due to state income taxes and non-deductible meals and entertainment expense, primarily for our flight crews.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net Income in 2008 increased by 26.8%, or $10.3 million, to $48.6 million in 2008 compared to $38.3 million in 2007.  The increase in net income is primarily due to the increased level of fixed-fee operations, combined with a $3.6 million net gain on the settlement of interest rate swap transactions in 2008.

Operating revenue in 2008 increased by 23.7%, or $144.5 million, to $755.3 million in 2008 compared to $610.8 million in 2007. The increase was due to fixed-fee revenue earned from 26 additional regional jets that were added to revenue service since June 30, 2007.  Eighteen were added for US Airways and eight were added for Frontier.  Additionally, four small jet aircraft were removed from Delta during the second quarter of 2008 and two were placed into revenue service for Continental since June 30, 2007. As of June 30, 2008, the Company removed all aircraft operating for Frontier from revenue service.

Total operating and interest expenses increased by 24.2% or $133.6 million, to $686.5 million in 2008 compared to $552.9 million in 2007 due to the increase in flight operations. The unit cost on total operating and interest expenses, excluding fuel charges, decreased from to 7.8¢ in 2007 to 7.6¢ in 2008. Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 22.0%, or $23.2 million, to $128.7 million for 2008 compared to $105.5 million for 2007. The increase was due mainly to a $15.6 million increase in flight crew and maintenance operations wage expense to support the increase in regional jet operations and a $4.6 million increase in related employee benefit costs resulting from the additional wage expense and increased costs for employee welfare programs.  We recorded stock based compensation expense of $2.3 million in 2008 compared to $1.2 million in 2007.  The cost per available seat mile decreased from 2.0¢ in 2007 to 1.9¢ in 2008.

Aircraft fuel expense increased 25.7%, or $37.2 million, to $182.4 million for 2008 compared to $145.1 million for 2007 due to a 50% increase in the average price per gallon from $2.22 in 2007 to $3.33 in 2008.  This increase was partially offset by a 16% decrease in the amount of gallons consumed. Beginning in January 2007, we did not record fuel expense and the related revenue for a portion of the United operations, due to United paying for fuel directly at certain airports.  We also do not pay for or record fuel expense and the related revenue for Continental, Frontier, or US Airways operations.  The unit cost decreased from 2.8¢ in 2007 to 2.7¢ in 2008.

Landing fees increased by 17.9%, or $4.5 million, to $29.7 million in 2008 compared to $25.2 million in 2007. The increase was due primarily to 20% more departures and partially offset by a slightly lower average fee charged by the airports in 2008. The unit cost decreased from 0.5¢ in 2007 to 0.4¢ in 2008.

Aircraft and engine rent increased by 18.4%, or $10.6 million, to $67.9 million in 2008 compared to $57.3 million in 2007 due mainly to a $9.8 million increase in aircraft rents for 23 aircraft that were leased during the first three quarters of 2007 and leases on additional spare engines, partially offset by the purchase of 5 previously leased regional jets in the third quarter of 2007.  The unit cost decreased from 1.1¢ in 2007  to 1.0¢ in 2008.

Maintenance and repair expenses increased by 33.0%, or $19.6 million, to $79.1 million in 2008 compared to $59.5 million for 2007. The increase is due mainly to the increased level of operations which produced a $5.5 million increase in 50-seat aircraft in long-term maintenance agreement expenses and a $7.6 million increase in 70-seat long-term maintenance agreement expenses.  Additionally, repair expenses on parts not under warranty or included under long term contracts increased $3.1 million.  The unit cost increased from 1.1¢ in 2007 to 1.2¢ in 2008.

Insurance and taxes increased 39.2%, or $3.4 million to $12.0 million in 2008 compared to $8.6 million in 2007.  The increase was mainly due to a $2.3 million increase in property taxes combined with the increase in operations. Our fixed-fee agreements provide for a direct reimbursement of insurance and property taxes. The unit cost remained unchanged at 0.2¢.

Depreciation and amortization increased 25.3%, or $12.8 million, to $63.5 million in 2008 compared to $50.7 million in 2007 due mainly to $10.7 million of additional depreciation on 26 regional jet aircraft purchased since June 30, 2007. The cost per available seat mile remained unchanged at 1.0¢.

Other expenses increased 22.2%, or $11.0 million, to $60.3 million in 2008 from $49.4 million in 2007, due primarily to a $5.2 million increase in flight crew travel expenses and $2.8 million of combined losses on the sale of E135s and the reserve for Frontier receivables in 2008. Additionally, passenger service costs and administrative expenses to support the increased regional jet operations increased by $2.8 million. The unit cost remained unchanged at 0.9¢.

Interest expense increased 21.9% or $11.3 million, to $62.8 million in 2008 from $51.5 million in 2007 primarily due to interest on debt related to the purchase of 26 additional regional jet aircraft since June 30, 2007. The weighted average interest rate remained unchanged at 6.2%.. The unit cost decreased from 1.0¢ in 2007 to 0.9¢ in 2008.

We incurred income tax expense of $30.1 million during 2008, compared to $25.4 million in 2007. The effective tax rate for 2008 of 38.2% is higher than the statutory rate due to state income taxes and non-deductible meals and entertainment expense, primarily for our flight crews.

Liquidity and Capital Resources

As of June 30, 2008, the Company had $145.9 million in cash and cash equivalents and a working capital deficit of $34.0 million. During the six months ended June 30, 2008, the Company obtained 12 aircraft that were debt-financed. The total debt incurred for the seven purchased aircraft was $245.6 million.

Net cash provided by operating activities was $127.9 million for the six months ended June 30, 2008 a decrease of ($9.3) million over the same period in the prior year.  During the six months ended June 30, 2007 the Company included in its cash provided by operating activities the receipt of $44.6 million related to the Delta pre-petition claim.

Net cash used by investing activities was ($25.5)  million for the six months ended June 30, 2008. The net cash used by investing activities consists of the down payments made to purchase 12 regional jet aircraft and the purchase of aircraft related equipment, offset by deposits returned for delivered aircraft and proceeds from sale of equipment.

Net cash used by financing activities was ($126.2) million for the six months ended June 30, 2008. The net cash used by financing activities included the Company’s purchase of its common stock for ($39.2) million, scheduled debt payments and debt issuance costs payments of ($87.1) million offset by $0.1 million of proceeds from the exercise of employee stock options.

The Company currently anticipates that its available cash resources, cash generated from operations and anticipated third-party financing arrangements will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

Aircraft Leases and Other Off-Balance Sheet Arrangements

The Company has significant obligations for aircraft that are classified as operating leases, and are not reflected as liabilities on its balance sheet. These leases expire between 2009 and 2023. As of June 30, 2008, the Company’s total mandatory payments under operating leases aggregated approximately $1.0 billion and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $128.2 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities and office equipment. The leases expire through 2023. As of June 30, 2008, the Company’s total mandatory payments under other non-cancelable operating leases aggregated approximately $127.6 million. Total minimum annual other rental payments for the next 12 months are approximately $12.7 million.

Purchase Commitments

The Company has substantial commitments for capital expenditures, including the acquisition of new aircraft. The Company intends to finance these aircraft through long-term loans or lease arrangements, although there can be no assurance the Company will be able to do so.

As of June 30, 2008, the Company has a commitment to purchase 17 additional ERJ-170/175 regional jets. The current total list price of the 17 regional jets is approximately $595.0 million.   During the six months ended June 30, 2008, the Company made aircraft deposits in accordance with the aircraft commitments of $19.5 million. The Company also has a commitment to acquire 9 spare aircraft engines with a current list price of approximately $40.5 million. These commitments are subject to customary closing conditions.

The Company’s commercial commitments at June 30, 2008 include letters of credit totaling $12.3 million expiring within one year.

The Company anticipates cash payments for interest for the year ended 2008 to be approximately $122.8 million, and the Company does not anticipate significant tax payments in 2008.

Impairment Review

In assessing the recoverability of goodwill and other intangible assets, the Company makes a determination of the fair value of its business.  Fair value is determined using a combination of an income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to their present value, and a market approach, which estimates fair value using market multiples of various financial measures compared to a set of comparable public companies in the regional airline industry.  An impairment loss will generally be recognized when the carrying amount of the net assets of the business exceeds its estimated fair value.

The valuation methodology and underlying financial information included in the Company’s determination of fair value require significant judgments to be made by management.  These judgments include, but are not limited to, long term projections of future financial performance and the selection of appropriate discount rates used to determine the present value of future cash flows.  Changes in such estimates or the application of alternative assumptions could produce significantly different results.

During the quarter ended June 30, 2008, due primarily to the disparity between the Company’s market capitalization and the carrying value of its stockholders’ equity and Frontier’s bankruptcy (as discussed in Note 1), the Company performed an interim assessment of the recoverability of its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  Based on the results of this analysis, the Company concluded that its goodwill was not considered impaired as of June 30, 2008.

In addition to assessing the recoverability of its goodwill, the Company determined it was necessary to evaluate whether any long-lived assets (primarily aircraft and related spare engines and spare parts) were impaired as of June 30, 2008.  The Company’s analysis of its long-lived assets was performed in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  For purposes of testing the long-lived assets for impairment as of June 30, 2008, the Company determined whether the carrying amount of its long-lived assets was recoverable by comparing the carrying amounts to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets.  If the carrying value of the assets exceeded the expected cash flows, the Company would estimate the fair value of these assets to determine whether an impairment existed.  The estimated  undiscounted cash flows were dependent on a number of critical management assumptions including estimates of future aircraft utilization, estimated sublease rates and other relevant assumptions, changes in such estimates or the application of alternative assumptions could produce significantly different results.  Based on the results of this analysis, the Company concluded none of the assets were impaired as of June 30, 2008.

Due to the volatility of our common stock in conjunction with the price of fuel, tight credit markets, continued capacity reductions by mainline carriers, the uncertain economic environment, as well as other uncertainties, the Company can provide no assurance that a material impairment charge will not occur in a future period.  The Company will continue to monitor circumstances and events in future periods to determine whether additional asset impairment testing is warranted.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

The Company’s earnings are affected by changes in interest rates due to amount of cash and securities held. At June 30, 2008 and December 31, 2007, all of the Company’s long-term debt was fixed rate debt. We anticipate that additional debt will be at fixed rates.  The Company is exposed to the impact of interest rate changes related to its future aircraft purchase commitments.  In March 2008, in anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, the Company entered into twenty-one interest rate swap agreements with notional amounts totaling $420.0 million and a weighted average interest rate of 4.3%.  The swap agreements will be settled at each respective settlement date, which approximates the anticipated delivery date of the respective aircraft through February 2009.  Management accounted for the interest rate swaps as investments in derivative instruments, as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133).  As of and for the three months ended March 31, 2008, the Company had an unrealized loss of ($3,924) that was recorded to Other—net in the statement of income.  In April 2008, the Company terminated the interest rate swap agreements early, which resulted in a net gain for the six months ended June 30, 2008 and proceeds of $5,785.  Accordingly, the Company recorded a gain on settlement of $9,709 included in Other—net in its statement of income for the three months ended June 30, 2008.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)    Issuer Purchases of Equity Securities (1)

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2008 through April 30, 2008 (1)	795,798	$18.12	795,798	$78,444,000

May 1, 2008 through May 31, 2008 (1)	1,146,750	$16.38	1,146,750	$59,353,000

June 1, 2008 through June 30, 2008(1)	––	$––	––	$––

Total	1,942,548		1,942,548

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on June 3, 2008, two proposals were voted upon by the Company’s stockholders. A description of the proposals and a tabulation of the votes follows:

1.           To elect five directors to hold office until the 2009 Annual Meeting of Stockholders and until their respective successors shall have been duly elected and qualified. All five nominees were elected:

Name	For Nominee	Authority Withheld From Nominee
Bryan K. Bedford	32,620,864	1,702,418
Lawrence J. Cohen	31,599,331	2,723,951
Douglas J. Lambert	29,786,344	4,536,938
Mark E. Landesman	32,669,869	1,653,413
Mark L. Plaumann	31,594,006	2,729,276

2.           To ratify the appointment of Deloitte & Touche LLP as independent registered public accountants for the Company for the year ending December 31, 2008:
For	Against	Abstain
32,467,161	701,633	1,154,487

Item 6.

Exhibits

(a)	Exhibits

10.31(g)*	Letter Agreement, by and among Delta Air Lines, Inc., Republic Airways Holdings Inc., Chautauqua Airlines, Inc. and Shuttle America Corp., dated as of July 28, 2008.

10.39(u)*	Amendment No. 21 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of June 5, 2008.

10.40(n)*	Amendment No. 14 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of June 5, 2008.

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

31.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

32.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

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

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Date: August 11, 2008	By:	/s/ Bryan K. Bedford
Name: Bryan K. Bedford
Title: Chairman of the Board, Chief Executive Officer and President (principal executive officer)

Date: August 11, 2008	By:	/s/ Robert H. Cooper
Name: Robert H. Cooper
Title:Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)