Form 10-Q
period 2008-11-04
REPUBLIC AIRWAYS HOLDINGS INC
filed 2008-11-04
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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

Number of shares of Common Stock outstanding as of the close of business on November 4, 2008: 34,169,683

TABLE OF CONTENTS

	Part I - Financial Information
Item 1.	Financial Statements:	3

	Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of Income (Unaudited) for the Three and Nine Months Ended September 30, 2008 and 2007	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2008 and 2007	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

	Part II - Other Information
Item 1A.	Risk Factors	13

Item 6.	Exhibits	13

	Signatures	14

Exhibit 10.1	Airline Services Agreement, among Midwest Airlines, Inc., Republic Airline Inc., Midwest Air Group, Inc. (in a limited capacity) and Republic Airways Holdings Inc. (in a limited capacity), dated September 3, 2008.

Exhibit 10.2	Airline Services Agreement, by and between Shuttle America Corporation and Mokulele Flight Service, Inc., dated as of October 8, 2008.

Exhibit 10.3	Credit Agreement, by and between US Airways, Inc. and Republic Airways Holdings Inc., dated as of October 20, 2008.

Exhibit 10.4(d)	Amendment to the Amended and Restated Air Services Agreement, by and between AMR Corporation and Chautauqua Airlines, Inc., dated as of October 23, 2008.

Exhibit 10.39(v)	Amendment No. 22 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airways Holdings Inc., dated as of September 5, 2008.

Exhibit 10.40(o)	Amendment No. 15 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airways Holdings Inc., dated as of September 5, 2008.

Exhibit 31.1	Certification by Chief Executive Officer

Exhibit 31.2	Certification by Chief Financial Officer

Exhibit 32.1	Certification by Chief Executive Officer

Exhibit 32.2	Certification by Chief Financial Officer

All other items of this report are inapplicable

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$134,184	$164,004
Receivables—net of allowance for doubtful accounts of $2,090 and $897, respectively	31,151	27,585
Notes receivable	27,798	—
Inventories—net	50,696	43,424
Prepaid expenses and other current assets	12,146	9,928
Assets held for sale	110,263	—
Restricted cash	4,744	1,226
Deferred income taxes	6,849	7,510

Total current assets	377,831	253,677
Aircraft and other equipment—net	2,525,739	2,308,726
Intangible and other assets	185,330	197,340
Goodwill	13,335	13,335

Total	$3,102,235	$2,773,078

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$207,519	$131,700
Accounts payable	24,750	35,201
Accrued liabilities	143,301	109,792

Total current liabilities	375,570	276,693
Long-term debt—less current portion	1,955,338	1,781,880
Deferred credits and other non current liabilities	91,795	104,115
Deferred income taxes	223,379	184,304

Total liabilities	2,646,082	2,346,992
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; one vote per share; 150,000,000 shares authorized; 43,489,616 and 43,474,466 shares issued and 34,169,683 and 36,407,572 shares outstanding, respectively	43	43
Additional paid-in capital	296,521	293,127
Treasury stock, 9,319,933 and 7,066,894, respectively, at cost	(181,646)	(142,411)
Accumulated other comprehensive loss	(2,697)	(3,009)
Accumulated earnings	343,932	278,336

Total stockholders' equity	456,153	426,086

Total	$3,102,235	$2,773,078

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
OPERATING REVENUES:
Regional airline services	$381,121	$325,974	$1,127,681	$926,861
Charter revenue and ground handling	1,486	905	3,676	5,025
Other	2,641	3,203	9,147	8,952

Total operating revenues	385,248	330,082	1,140,504	940,838

OPERATING EXPENSES:
Wages and benefits	61,898	58,187	190,627	163,685
Aircraft fuel	97,613	71,682	279,974	216,815
Landing fees	15,340	14,140	45,085	39,376
Aircraft and engine rent	33,422	33,706	101,319	91,037
Maintenance and repair	45,630	36,115	124,723	95,601
Insurance and taxes	6,255	5,567	18,295	14,216
Depreciation and amortization	35,666	27,061	99,149	77,729
Other	29,220	26,197	89,553	75,577

Total operating expenses	325,044	272,655	948,725	774,036

OPERATING INCOME	60,204	57,427	191,779	166,802

OTHER INCOME (EXPENSE):
Interest expense	(33,762)	(26,903)	(96,572)	(78,435)
Other income	1,280	3,108	11,167	9,030

Total other income (expense)	(32,482)	(23,795)	(85,405)	(69,405)

INCOME BEFORE INCOME TAXES	27,722	33,632	106,374	97,397

INCOME TAX EXPENSE	10,715	13,462	40,786	38,906

NET INCOME	$17,007	$20,170	$65,588	$58,491

BASIC NET INCOME PER COMMON SHARE	$0.50	$0.50	$1.87	$1.41

DILUTED NET INCOME PER COMMON SHARE	$0.50	$0.49	$1.86	$1.38

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007
NET CASH FROM OPERATING ACTIVITIES	$190,310	$200,539

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(85,551)	(58,411)
Proceeds from sale of spare aircraft and other equipment	19,011	11,756
Aircraft deposits and other	(20,883)	(33,182)
Aircraft deposits returned	49,866	39,903
Change in restricted cash	(3,518)	(3,526)
Notes receivable	(27,798)	—

NET CASH FROM INVESTING ACTIVITIES	(68,873)	(43,460)

FINANCING ACTIVITIES:
Payments on short/long-term debt	(114,721)	(66,985)
Proceeds from exercise of stock options	161	8,000
Payments of debt issue costs	(3,248)	(5,185)
Proceeds on settlement of interest rate swaps	5,785	—
Purchase of treasury stock	(39,234)	(105,318)

NET CASH FROM FINANCING ACTIVITIES	(151,257)	(169,488)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(29,820)	(12,409)

CASH AND CASH EQUIVALENTS—Beginning of period	164,004	195,528
CASH AND CASH EQUIVALENTS—End of period	$134,184	$183,119

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$91,707	$76,160
Income taxes paid	221	1,349

NON-CASH INVESTING & FINANCING TRANSACTIONS:
Aircraft, inventories, and other equipment purchased through financing arrangements from manufacturer	363,997	284,323
Parts, training and lease credits from aircraft manufacturer	(10,260)	(7,980)
Fair value of warrants surrendered by Delta Air Lines	—	49,103
Engine received and other spare parts to be financed or paid	—	4,961

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share amounts)

1. Basis of Presentation

The unaudited condensed consolidated financial statements of Republic Airways Holdings Inc. and its subsidiaries (the “Company”) as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007 included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The subsidiaries include Chautauqua Airlines, Inc. (“Chautauqua Airlines”), Republic Airline Inc. (“Republic Airline”) and Shuttle America Corporation (“Shuttle America”). Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 21, 2008.

Revenue Recognition

Under the Company’s code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force No. 01-08, Determining Whether an Arrangement Contains a Lease, the Company has concluded that a component of its revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the three and nine months ended September 30, 2008 and 2007 were $87,273 and $79,650, and $265,776 and $189,670 respectively, and have been included in regional airline services revenue in the Company’s condensed consolidated statements of income.

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

Frontier Bankruptcy

In April 2008, Frontier Airlines Holdings, Inc. ("Frontier") and its subsidiaries Frontier Airlines, Inc. and Lynx Aviation, Inc. (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Southern District of New York (the "Court"). The Debtors continue to operate their business as "debtors-in possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.  The Company operated 12 E170 aircraft under a code-share agreement with Frontier.  The agreement covered a total of 17 E170 aircraft through December 2019.  The Company and Frontier negotiated an agreement that resulted in the orderly wind-down of the 12 E170 aircraft during the three months ended June 30, 2008.  The Company intends to file a damage claim arising out of Frontier’s rejection of the code-share agreement.  The ultimate amount of the Company’s claim will be determined in the future by the Court.  At this time the Company cannot estimate the recovery value, if any, of the ultimate allowable claim.  As of September 30, 2008, the Company fully reserved all pre-petition amounts due from Frontier, which total $676.  As of September 30, 2008, the Company had removed all 12 E170 aircraft from service with Frontier.  These 12 E170 aircraft will transition to the Company’s Midwest Airlines, Inc. (“Midwest”) code-share agreement, which was signed on September 3, 2008.

On August 4, 2008, the Company agreed to participate with two other creditors in providing a debtor-in-possession (DIP) firm financing commitment of $30,000 to Frontier.  The Company funded its portion of this commitment of $12,500 on August 8, 2008.  The note is collateralized by certain assets of Frontier and bears interest at 16% and is due on April 30, 2009.  Any additional funding is at the sole discretion of the Company and the two other creditors.

Midwest Airlines Agreement

On September 3, 2008, the Company entered into a fixed fee code-share agreement with Midwest. The key commercial terms of the Company’s agreement include (i) Midwest will purchase all capacity at predetermined rates and will directly pay or reimburse the Company for industry standard pass-through costs; (ii) the first aircraft will be placed into service on October 1, 2008 and the last aircraft on November 15, 2008; (iii) the agreement has a term of ten years.  However, at Midwest’s option, and at any time prior to June 1, 2010, Midwest can elect to convert the agreement into a long-term aircraft lease.  The 12 E170 aircraft would be leased from the Company for the remaining duration of the agreement and operated on the Midwest operating certificate; (iv) all fuel will be purchased directly by Midwest and will not be charged back to the Company; (v) on September 3, 2008, the Company funded a one-year term loan to Midwest in the amount of $15,000, with interest at 10.25% which is payable monthly.  On October 29, 2008, the Company funded an additional loan of $10,000, based on Midwest’s achievement of certain milestones as determined by the Company; the loans are collateralized by certain assets of Midwest and the loans are generally senior to the other lender’s security position

United Air Lines, Inc.

On July 3, 2008, the Company received notice dated July 1, 2008,  from United Air Lines, Inc. (“United”), that United was exercising its right to terminate the United Express Agreement that provides for the Company to operate seven E145 aircraft.  The termination will be effective December 31, 2009.  The agreement to operate 38 E170 aircraft is unaffected by United's termination letter.  There are no early termination provisions in the United E170 agreement.

Delta Air Lines, Inc.

On July 28, 2008, the Company entered into a letter agreement with Delta Air Lines, Inc. (“Delta”) to remove the final 11 E135 aircraft from the Delta Connection program effective September 30, 2008.  The aircraft were originally scheduled to be removed between November 2008 and April 2009.  All 11 E135 and an additional spare E135 aircraft are under agreement to be sold  between October 2008 and April 2009 at a specified price, and the Company has classified these aircraft as held for sale at their current estimated sales price less costs to sell.

2. Risk Management

Included in accumulated other comprehensive loss, net of tax, are amounts paid or received on settled cash flow hedges related to the Company’s financing of aircraft.  The Company reclassifies such amounts to interest expense over the term of the respective aircraft debt. The Company reclassified $156 and $165, and $521 and $550 to interest expense during the three and nine month periods ended September 30, 2008 and 2007, respectively.

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
3. Net Income Per Common Share

Net income per common share is based on the weighted average number of shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Weighted-average common shares outstanding for basic net income available for common shareholders per share	34,169,104	40,582,516	35,083,855	41,501,934

Effect of dilutive employee stock options, restricted stock and warrants	0	285,896	112,561	813,020

Adjusted weighted-average common shares outstanding and assumed conversions for diluted net income available for common shareholders per share	34,169,104	40,868,412	35,196,416	42,314,954

The Company excluded 2,688,168 and 1,768,458, and 1,853,709 and 1,366,167, respectively, of employee stock options from the calculation of diluted net income per share due to their anti-dilutive impact for the three and nine months ended September 30, 2008 and 2007.

4. Treasury Stock

In December 2007, the Company’s Board of Directors authorized the purchase of up to $100,000 of the Company’s common stock.   The shares will be purchased on the open market or through privately-negotiated transactions from time-to-time during the twelve month period following the authorization. Under the authorization, the timing and amount of purchase would be based upon market conditions, securities law limitations and other factors. The stock buy-back program does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended, extended or discontinued at any time without prior notice. During the nine month period ended September 30, 2008, pursuant to this authorization, the Company purchased 2,253,039 shares on the open market at a weighted average stock price of $17.41 for total consideration of $39,234.  At September 30, 2008, the amount remaining under this authorization was $59,353.

5. Debt

During the nine months ended September 30, 2008, the Company obtained 18 aircraft, all of which were debt-financed. The debt was obtained from banks and the aircraft manufacturer for terms of 5 to 15 years at interest rates ranging from 5.00% to 6.12%. The total debt incurred for the 18 aircraft was $363,997.

The Company’s revolving credit agreement with a bank expires March 31, 2009. The Company’s revolving credit agreement contains restrictive covenants that require, among other things, that the Company maintain a certain fixed charge coverage ratio, a debt to earnings leverage ratio, a liquidity covenant and the company must maintain unrestricted cash and cash equivalents of not less than $100,000. The Company was in compliance with the covenants at September 30, 2008. As of September 30, 2008 and December 31, 2007, the Company had no outstanding borrowings under this agreement with the bank.

6. Commitments and Contingencies

As of September 30, 2008, the Company has 11 E175 regional jets on firm order. The current total list price for these 11 regional jets is $385,770 which are scheduled for delivery between October 2008 and February 2009. The Company has a commitment to obtain financing for all but three of these aircraft and believes it will be able to obtain financing on the remaining aircraft;  The Company also has a commitment to acquire 9 spare aircraft engines with a current list price totaling approximately $40,500. These commitments are subject to customary closing conditions.

During the nine months ended September 30, 2008, the Company made aircraft deposits in accordance with the aircraft commitments of $20,883. The aircraft deposits are included in other assets. All payments were made from cash generated from operations.

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

During the three and nine month periods ended September 30, 2008, the Company held certain assets that were required to be measured at fair value on a recurring basis.  These included the Company’s investment in derivative instruments (interest rate swaps) and certain other investments. As discussed in Note 2, the Company settled these agreements for proceeds of $5,785 in April 2008.  As of September 30, 2008, the Company did not hold any assets required to be measured at fair value on a recurring basis.

The Company’s certain other investments consist of equity securities that are publicly traded and for which market prices are readily available.  The Company liquidated its entire holdings in these securities during the nine months ended September 30, 2008.

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

During the quarter ended September 30, 2008, due primarily to the disparity between the Company’s market capitalization and the carrying value of its stockholders’ equity and Frontier’s bankruptcy (as discussed in Note 1), the Company performed an interim assessment of the recoverability of its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  Based on the results of this analysis, the Company concluded that its goodwill was not considered impaired as of September 30, 2008.

In addition to assessing the recoverability of its goodwill, the Company determined it was necessary to evaluate whether any long-lived assets (primarily aircraft and related spare engines and spare parts) were impaired as of September 30, 2008.  The Company’s analysis of its long-lived assets was performed in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  For purposes of testing the long-lived assets for impairment as of September 30, 2008, the Company determined whether the carrying amount of its long-lived assets was recoverable by comparing the carrying amounts to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets.  If the carrying value of the assets exceeded the expected cash flows, the Company would estimate the fair value of these assets to determine whether an impairment existed.  The estimated undiscounted cash flows were dependent on a number of critical management assumptions including estimates of future aircraft utilization, estimated sublease rates and other relevant assumptions, changes in such estimates or the application of alternative assumptions could produce significantly different results.  Based on the results of this analysis, the Company concluded none of the assets were impaired as of September 30, 2008.

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

9. Subsequent Events

On October 10, 2008, the Company entered into an airline services agreement with Mokulele Flight Service, Inc. (“Mokulele”). Pursuant to the agreement, the Company will operate 4 E170 aircraft.  Mokulele will purchase all capacity for these aircraft at predetermined rates and will directly pre-pay or reimburse the Company for industry standard pass-through costs, including fuel. The first two aircraft are expected to be placed into service on November 19, 2008, with an additional two aircraft planned to enter revenue service during the spring of 2009. The agreement has a term of ten years from the date of the first aircraft delivery. The Company will provide an $8,000 line of credit to Mokulele at 10% interest, which can be converted, at the Company’s option, to up to 45% of the common stock of Mokulele.

On October 20, 2008, the Company entered into a loan agreement with US Airways to provide up to $35,000 in two tranches. The first tranche of $10,000 was funded on October 20, 2008. At US Airways’ option, and subject to certain other conditions, the second tranche of $25,000 may be funded in the first quarter 2009.  Interest on the loan is at the three-month LIBOR rate plus a margin and is to be paid quarterly, with the principal amounts to be repaid between October 2009 and October 2011.

On October 23, 2008, the Company reached an agreement with AMR Corporation (“American”), to amend its airline services agreement.  Key commercial terms of the amendment include:  (i) the reduction of aircraft operating under the agreement, as of June 2009, from 15 to 13 E140 regional jets.  The two aircraft removed will continue to be reimbursed by American as spare aircraft unless Chautauqua otherwise sells, subleases or places the aircraft.  (ii) a reduction of approximately 3% of the reimbursement rates received by Chautauqua for its services performed under the agreement, effective April 1, 2009; and (iii) an extension of the date on which American may early terminate the agreement by three years, from March 2009 to March 2012.

On October 29, 2008, the Company funded the additional $10,000 available to Midwest.

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

Overview

Republic Airways Holdings Inc., (“the Company”) is a Delaware holding company organized in 1996 that owns Chautauqua Airlines, Inc., (“Chautauqua Airlines”), Republic Airline Inc. (“Republic Airline”) and Shuttle America Corporation (“Shuttle America”). As of September 30, 2008, we offered scheduled passenger service on approximately 1,190 flights daily to 115 cities in 34 states, Canada, Mexico and Jamaica pursuant to code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), US Airways, Inc. (“US Airways”), Delta Air Lines, Inc. (“Delta”), United Air Lines, Inc. (“United”), and Continental Airlines, Inc. (“Continental”). As of September 30, 20008, we provide our five partners with regional jet service, operating as AmericanConnection, Continental Express, Delta Connection, US Airways Express, or United Express including service out of their hubs and focus cities in Atlanta, Boston, Denver, Chicago, Cincinnati, Cleveland, Columbus, Houston, Indianapolis, New York, Philadelphia, Pittsburgh, St. Louis and Washington, D.C. (Dulles and National).

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

For the nine months ended September 30, 2008, Delta accounted for approximately 32% of the Company’s regional airline services revenue, United accounted for approximately 23%, US Airways accounted for approximately 19%, Continental accounted for approximately 13%,  American accounted for approximately 11% and Frontier Airlines Inc. (“Frontier”) accounted for 2%.  The Company commenced operations for Frontier in March 2007 and ceased operating for Frontier in June 2008.

The following table sets forth certain operational statistics and the percentage-of-change for the periods identified below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Increase/(Decrease)				Increase/(Decrease)
	2008	2008-2007		2007	2008	2008-2007		2007

Regional airline services revenue, excluding fuel (000)	283,508	11.5%		254,292	847,707	19.4%		710,046
Passengers carried	4,884,439	10.1%		4,435,108	14,418,453	22.0%		11,820,385
Revenue passenger miles (000) (1)	2,456,925	4.8%		2,343,771	7,394,022	18.3%		6,248,072
Available seat miles (000) (2)	3,290,132	8.2%		3,039,510	9,957,376	20.1%		8,293,452
Passenger load factor (3)	74.7%	(2.4	pp)	77.1%	74.3%	(1.0	pp)	75.3%
Cost per available seat mile, including interest expense (cents)(4)	10.91	10.6%		9.86	10.50	2.2%		10.27
Fuel cost per available seat mile (cents)	2.97	25.8%		2.36	2.81	7.7%		2.61
Cost per available seat mile, excluding fuel expense (cents)	7.94	5.9%		7.50	7.69	0.4%		7.66
Operating aircraft at period end:
37-50 seat regional jets	114	(3.4%)		118	114	(3.4%)		118
70+ seat regional jets	119	28.0%		93	119	28.0%		93
Block hours (5)	183,293	3.8%		176,623	565,208	14.8%		492,241
Departures	107,072	6.9%		100,168	321,268	16.2%		276,532
Average daily utilization of each aircraft (hours)(6)	10.0	(2.9%)		10.3	10.2	(1.0%)		10.3
Average aircraft stage length (miles)	496	(5.2%)		523	508	(2.7%)		522

(1)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(3)	Revenue passenger miles divided by available seat miles.
(4)	Total operating and interest expenses divided by available seat miles.
(5)	Hours from takeoff to landing, including taxi time.
(6)	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net income decreased by 15.7%, or $3.2 million, to $17.0 million in 2008 compared to $20.2 million in 2007.  The decrease in net income is due primarily to costs associated with aircraft previously operated by Frontier, which were not in service during the third quarter of 2008.

Operating revenue increased by 16.7%, or $55.2 million, to $385.2 million in 2008 compared to $330.1 million in 2007. The increase was due mainly to a $25.9 million increase in the cost of fuel, a direct reimbursement under the fixed fee agreement with our partners, from the prior year’s third quarter.  Also, during the quarter, the Company recognized approximately $7.9 million of deferred revenue related to the removal of the E135 fleet from Delta. The remaining increase in revenue is due to an 8.2% increase in ASMs and a 3.8% increase in block hours.

Total operating and interest expenses increased by 19.8% or $59.2 million, to $358.8 million in 2008 compared to $299.6 million in 2007 due to a $25.9 million increase in the cost of fuel, a charge of approximately $7.4 million of expense to value the E135 assets as available for sale and to accrue an estimate of future return costs for the aircraft, and the increase in flight operations. The unit cost on total operating and interest expenses, excluding fuel charges, increased from 7.5¢ in 2007 to 7.9¢ in 2008. Factors relating to the change in operating expenses are discussed below.

	Operating Expenses per ASM in cents
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Wages and benefits	1.88	1.91	1.91	1.97
Aircraft fuel	2.97	2.36	2.81	2.61
Landing fees	0.47	0.47	0.45	0.47
Aircraft and engine rent	1.02	1.11	1.02	1.10
Maintenance and repair	1.39	1.19	1.25	1.15
Insurance and taxes	0.19	0.18	0.18	0.17
Depreciation and amortization	1.08	0.89	1.00	0.94
Other	0.89	0.86	0.90	0.91
Total operating expenses	9.88	8.97	9.53	9.32

Interest expense	1.03	0.89	0.97	0.95

Total operating expenses and interest expense	10.91	9.86	10.50	10.27

Total operating expenses and interest expense less fuel	7.94	7.50	7.69	7.66

Wages and benefits increased by 6.4%, or $3.7 million, to $61.9 million for 2008 compared to $58.2 million for 2007. The increase was due mainly to a $2.9 million increase in flight crew and maintenance operations wage expense to support the increase in regional jet operations and a $0.3 million increase in related employee benefit costs resulting from increased costs for employee welfare programs.  We recorded stock based compensation expense of $0.9 million in 2008 compared to $0.7 million in 2007.  The cost per available seat mile remained unchanged at 1.9¢.

Aircraft fuel expense increased 36.2%, or $25.9 million, to $97.6 million for 2008 compared to $71.7 million for 2007 due to a 60% increase in the average price per gallon from $2.47 in 2007 to $3.94 in 2008, partially offset by a 15% decrease in the amount of gallons consumed.  Beginning in 2007, we did not record fuel expense and the related revenue for an increasing portion of the United operations, due to United paying for fuel directly at certain airports.  We also do not pay for or record fuel expense and the related revenue for Continental, Frontier, or US Airways operations.  The unit cost increased from 2.4¢ in 2007 to 3.0¢ in 2008.

Landing fees increased by 8.5%, or $1.2 million, to $15.3 million in 2008 compared to $14.1 million in 2007. The increase is due mainly to a 7% increase in departures.  Our fixed-fee agreements provide for a direct reimbursement of landing fees.  The unit cost remained unchanged at 0.5¢.

Aircraft and engine rent decreased by 0.8%, or $0.3 million, to $33.4 million in 2008 compared to $33.7 million in 2007 due to the return of two E135 aircraft to the lessors in June and July of 2008.  The unit cost decreased from 1.1¢ in 2007 to 1.0¢ in 2008.

Maintenance and repair expenses increased 26.3%, or $9.5 million, to $45.6 million in 2008 compared to $36.1 million for 2007. During the quarter $3.3 million of expense was incurred for the replacement of life limited parts on engines.  This was the first quarter in which this expense has been incurred.  The increase in block hours on the EJets (70-86 seats) of 17% led to a $2.4 million increase in 70-seat long-term maintenance contract expenses.  Additionally, heavy maintenance, or c-check expenses increased by $0.9 million and repair expenses on parts not under warranty or included under long term contracts increased $1.3 million. The unit cost increased from 1.2¢ in 2007 to 1.4¢ in 2008.

Insurance and taxes increased 12.4% or $0.7 million to $6.3 million in 2008 compared to $5.6 million in 2007.  The increase was mainly due to a $0.6 million increase in property taxes.  Our fixed-fee agreements provide for a direct reimbursement of insurance and property taxes.  The unit cost remained unchanged at 0.2¢.

Depreciation and amortization increased 31.8%, or $8.6 million, to $35.7 million in 2008 compared to $27.1 million in 2007 due mainly to $6.5 million of additional depreciation on 26 EJet aircraft purchased since September 30, 2007.  Additionally, $1.8 million of accelerated depreciation was recorded during the third quarter of 2008 on 12 E135 aircraft to adjust the residual values of  the assets prior to classifying them as held for sale.  The unit cost increased from 0.9¢ in 2007 to 1.1¢ in 2008.

Other expenses increased 11.5%, or $3.0 million, to $29.2 million in 2008 from $26.2 million in 2007, due primarily to $4.6 million of accrued return costs for E135 aircraft, offset partially by a $1.4 million decrease in crew training costs.  The unit cost remained unchanged at 0.9¢.

Interest expense increased 25.5% or $6.9 million, to $33.8 million in 2008 from $26.9 million in 2007 primarily due to interest on debt related to the purchase of 26 regional jet aircraft since September 30, 2007. The weighted average interest rate was 6.3% in 2008 and 6.2% in 2007. The unit cost increased from 0.9¢ in 2007 to 1.0¢ in 2008.

We incurred income tax expense of $10.7 million during 2008, compared to $13.5 million in 2007. The effective tax rate for 2008 of 38.7% is higher than the statutory rate due to state income taxes and non-deductible meals and entertainment expense, primarily for our flight crews.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net income increased by 12.1%, or $7.1 million, to $65.6 million in 2008 compared to $58.5 million in 2007.  The increase in net income is primarily due to the increased level of fixed-fee operations in 2008.

Operating revenue increased by 21.2%, or $0.20 billion, to $1.14 billion in 2008 compared to $0.94 billion in 2007. The increase was due primarily to fixed-fee revenue earned from 26 additional regional jets that were added to revenue service since September 30, 2007.

Total operating and interest expenses increased by 22.6% or $0.19 billion, to $1.05 billion in 2008 compared to $0.85 billion in 2007 due primarily to the increase in flight operations. The unit cost on total operating and interest expenses, excluding fuel charges, remained unchanged at 7.7¢.  Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 16.5%, or $26.9 million, to $190.6 million for 2008 compared to $163.7 million for 2007. The increase was due mainly to an $18.5 million increase in flight crew and maintenance operations wage expense to support the increase in regional jet operations and a $4.9 million increase in related employee benefit costs resulting from the additional wage expense and increased costs for employee welfare programs.  We recorded stock based compensation expense of $3.2 million in 2008 compared to $1.9 million in 2007.  The cost per available seat mile decreased from 2.0¢ in 2007 to 1.9¢ in 2008.

Aircraft fuel expense increased 29.1%, or $63.2 million, to $280.0 million for 2008 compared to $216.8 million for 2007 due to a 53% increase in the average price per gallon from $2.30 in 2007 to $3.52 in 2008.  This increase was partially offset by a 16% decrease in the amount of gallons consumed. Beginning in January 2007, we did not record fuel expense and the related revenue for an increasing portion of the United operations, due to United paying for fuel directly at certain airports.  We also do not pay for or record fuel expense and the related revenue for Continental, Frontier, or US Airways operations.  The unit cost increased from 2.6¢ in 2007 to 2.8¢ in 2008.

Landing fees increased by 14.5%, or $5.7 million, to $45.1 million in 2008 compared to $39.4 million in 2007. The increase was due primarily to 16% more departures. The unit cost remained unchanged at 0.5¢.

Aircraft and engine rent increased by 11.3%, or $10.3 million, to $101.3 million in 2008 compared to $91.0 million in 2007 due mainly to a $9.8 million increase in aircraft rents for 23 aircraft that were leased during the first three quarters of 2007 and leases on additional spare engines, partially offset by the purchase of 5 previously leased regional jets in the third quarter of 2007.  The unit cost decreased from 1.1¢ in 2007 to 1.0¢ in 2008.

Maintenance and repair expenses increased by 30.5%, or $29.1 million, to $124.7 million in 2008 compared to $95.6 million for 2007. The increase is due mainly to the increased level of operations which produced a $5.0 million increase in 50-seat aircraft in long-term maintenance agreement expenses and a $9.9 million increase in 70-seat long-term maintenance agreement expenses.  Additionally, repair expenses on parts not under warranty or included under long term contracts increased $3.9 million.  Also, in 2008, $3.3 million of expense was incurred for the replacement of life limited parts on engines.  The unit cost increased from 1.2¢ in 2007 to 1.3¢ in 2008.

Insurance and taxes increased 28.7%, or $4.1 million to $18.3 million in 2008 compared to $14.2 million in 2007.  The increase was mainly due to a $2.8 million increase in property taxes combined with the increase in operations. Our fixed-fee agreements provide for a direct reimbursement of insurance and property taxes. The unit cost remained unchanged at 0.2¢.

Depreciation and amortization increased 27.6%, or $21.4 million, to $99.1 million in 2008 compared to $77.7 million in 2007 due mainly to $18.1 million of additional depreciation on 26 regional jet aircraft purchased since September 30, 2007.  Additionally $1.8 million of accelerted depreciation was recorded during the third quarter of 2008 on 12 E135 aircraft to adjust the residual values of the assets prior to classifying them as held for sale.  The unit cost increased from 0.9¢ in 2007 to 1.0¢ in 2008.

Other expenses increased 18.5%, or $14.0 million, to $89.6 million in 2008 from $75.6 million in 2007, due primarily to a $5.1 million increase in flight crew travel expenses and $6.7 million of accrued return costs for E135 in 2008. Additionally, passenger service costs and administrative expenses to support the increased regional jet operations increased by $1.8 million. The unit cost remained unchanged at 0.9¢.

Interest expense increased 23.1% or $18.1 million, to $96.6 million in 2008 from $78.4 million in 2007 primarily due to interest on debt related to the purchase of 26 additional regional jet aircraft since September 30, 2007. The weighted average interest rate was 6.3% in 2008 and 6.2% in 2007. The unit cost increased from 0.9¢ in 2007 to 1.0¢ in 2008.

We incurred income tax expense of $40.8 million during 2008, compared to $38.9 million in 2007. The effective tax rate for 2008 of 38.3% is higher than the statutory rate due to state income taxes and non-deductible meals and entertainment expense, primarily for our flight crews.

Liquidity and Capital Resources

As of September 30, 2008, the Company had $134.2 million in cash and cash equivalents and a working capital surplus of $2.3 million. During the nine months ended September 30, 2008, the Company obtained 18 aircraft that were debt-financed. The total debt incurred for the eighteen purchased aircraft was $364.0 million.

Net cash provided by operating activities was $190.3 million for the nine months ended September 30, 2008 a decrease of ($10.2) million over the same period in the prior year.  During the nine months ended September 30, 2007 the Company’s receipt of the Delta pre-petition claim of $44.6 million was included in its cash provided by operating activities.

Net cash used by investing activities was $(68.9) million for the nine months ended September 30, 2008. The net cash used by investing activities consists of the down payments made to purchase 18 regional jet aircraft and the purchase of aircraft related equipment, offset by deposits returned for delivered aircraft, proceeds from sale of equipment totaling ($41.1).  In addition, the Company also funded loans of ($15.0) million and ($12.8) million, to Midwest and Frontier, respectively.

Net cash used by financing activities was $(151.2) million for the nine months ended September 30, 2008. The net cash used by financing activities included the Company’s purchase of its common stock, scheduled debt payments and debt issuance costs payments offset by proceeds from the exercise of employee stock options and from treasury locks.

The Company currently anticipates that its available cash resources, cash generated from operations and anticipated third-party financing arrangements will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

Aircraft Leases and Other Off-Balance Sheet Arrangements

The Company has significant obligations for aircraft that are classified as operating leases, and are not reflected as liabilities on its balance sheet. These leases expire beginning November 2008 through June 2023. As of September 30, 2008, the Company’s total mandatory payments under operating leases aggregated approximately $1 billion and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $123 million.

Purchase Commitments

The Company has substantial commitments for capital expenditures, including the acquisition of new aircraft. The Company intends to finance these aircraft through long-term loans or lease arrangements, although there can be no assurance the Company will be able to do so.

As of September 30, 2008, the Company has a commitment to purchase 11 additional ERJ-170/175 regional jets. The current total list price of the 11 regional jets is approximately $386 million.   During the nine months ended September 30, 2008, the Company made aircraft deposits in accordance with the aircraft commitments of $20.9 million. The Company also has a commitment to acquire 9 spare aircraft engines with a current list price of approximately $41 million. These commitments are subject to customary closing conditions.

The Company’s commercial commitments at September 30, 2008 include letters of credit totaling $12.5 million expiring within one year.  The letters of credit are funded through the Company’s $15.0 million revolving credit agreement with a bank, which expires in March 2009.

The Company anticipates cash payments for interest for the year ended 2008 to be approximately $123 million, and the Company does not anticipate significant tax payments in 2008.

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

During the quarter ended September 30, 2008, due primarily to the disparity between the Company’s market capitalization and the carrying value of its stockholders’ equity and Frontier’s bankruptcy (as discussed in Note 1), the Company performed an interim assessment of the recoverability of its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  Based on the results of this analysis, the Company concluded that its goodwill was not considered impaired as of September 30, 2008.
In addition to assessing the recoverability of its goodwill, the Company determined it was necessary to evaluate whether any long-lived assets (primarily aircraft and related spare engines and spare parts) were impaired as of September 30, 2008.  The Company’s analysis of its long-lived assets was performed in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  For purposes of testing the long-lived assets for impairment as of September 30, 2008, the Company determined whether the carrying amount of its long-lived assets was recoverable by comparing the carrying amounts to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets.  If the carrying value of the assets exceeded the expected cash flows, the Company would estimate the fair value of these assets to determine whether impairment existed.  The estimated undiscounted cash flows were dependent on a number of critical management assumptions including estimates of future aircraft utilization, estimated sublease rates and other relevant assumptions, changes in such estimates or the application of alternative assumptions could produce significantly different results.  Based on the results of this analysis, the Company concluded none of the assets were impaired as of September 30, 2008.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

The Company’s earnings are affected by changes in interest rates due to amount of cash and securities held. At September 30, 2008 and December 31, 2007, all of the Company’s long-term debt was fixed rate debt. We anticipate that additional debt will be at fixed rates.  The Company is exposed to the impact of interest rate changes related to its future aircraft purchase commitments.  In March 2008, in anticipation of financing the purchase of regional jet aircraft on firm order with the manufacturer, the Company entered into twenty-one interest rate swap agreements with notional amounts totaling $420.0 million and a weighted average interest rate of 4.3%.  The swap agreements will be settled at each respective settlement date, which approximates the anticipated delivery date of the respective aircraft through February 2009.  Management accounted for the interest rate swaps as investments in derivative instruments, as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133).  As of and for the three months ended March 31, 2008, the Company had an unrealized loss of ($3,924) that was recorded to Other—net in the statement of income.  In April 2008, the Company terminated the interest rate swap agreements early, which resulted in a net gain for the nine months ended September 30, 2008 and proceeds of $5,785.

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

Part II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “10-K”) and Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (the "10-Q"), which could materially affect our business, financial condition or future results. The risks described in our 10-K and 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.

Exhibits

(a)	Exhibits

Exhibit 10.1	Airline Services Agreement, among Midwest Airlines, Inc., Republic Airline Inc., Midwest Air Group, Inc. (in a limited capacity) and Republic Airways Holdings Inc. (in a limited capacity), dated September 3, 2008.

Exhibit 10.2	Airline Services Agreement, by and between Shuttle America Corporation and Mokulele Flight Service, Inc., dated as of October 8, 2008.

Exhibit 10.3	Credit Agreement, by and between US Airways, Inc. and Republic Airways Holdings Inc., dated as of October 20, 2008.

Exhibit 10.4(d)	Amendment to the Amended and Restated Air Services Agreement, by and between AMR Corporation and Chautauqua Airlines, Inc., dated as of October 23, 2008.

Exhibit 10.39(v)	Amendment No. 22 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airways Holdings Inc., dated as of September 5, 2008.

Exhibit 10.40(o)	Amendment No. 15 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airways Holdings Inc., dated as of September 5, 2008.

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

31.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

32.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: November 4, 2008	By: /s/ Bryan K. Bedford
Name: Bryan K. Bedford
Title: Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated: November 4, 2008	By: /s/ Robert H. Cooper
Name: Robert H. Cooper
Title: Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)