Form 10-K
REPUBLIC AIRWAYS HOLDINGS INC
filed 2009-03-16
CIK 1159154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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
Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of  "large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ❒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price of the Common Stock on the NASDAQ National Market System (now the NASDAQ Global Market System) on June 30, 2008 was approximately $295,909,000.

Indicate the number of shares outstanding of the registrant’s Common Stock as of the latest practicable date: As of March 16, 2009, 34,448,683 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

	Part I

Item 1.	Business	4
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	18
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	19

	Part II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases	20
	Of Equity Securities
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 8.	Financial Statements and Supplementary Data	32
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	48
Item 9A.	Controls and Procedures	48
Item 9B.	Other Information	48
	Part III

Item 10.	Directors and Executive Officers of the Registrant	49
Item 11.	Executive Compensation	49
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	49
Item 13.	Certain Relationships and Related Transactions	49
Item 14.	Principal Accountant Fees and Services	49

	Part IV

Item 15.	Exhibits and Financial Statements Schedules	50
Signatures

EX-23.1	Consent of Independent Registered Public Accounting Firm
10.39(w)*	Amendment No. 23 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airways Holdings Inc., dated as of November 10, 2008.
10.40(p)*	Amendment No. 16 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 10, 2008.
10.62(a)
Amended and Restated Senior Secured Credit Agreement, among Midwest Airlines, Inc., Midwest Air Group, Inc., its subsidiaries, Wells Fargo Bank Northwest, National Association and the lenders party thereto, dated as of September 3, 2008

10.62(b)
Amendment No. 1 to Amended and Restated Senior Secured Credit Agreement, among Midwest Airlines, Inc., Midwest Air Group, Inc., its subsidiaries, Wells Fargo Bank Northwest, National Association and the lenders party thereto, dated as of October 28, 2008.

10.63(a)*	Loan Agreement, among Mokulele Flight Service, Inc., its subsidiaries and Republic Airways Holdings Inc., dated as of October 10, 2008.
10.64(a)	Amendment to the Credit Agreement, by and between US Airways, Inc. and Republic Airways Holdings Inc., dated as of December 19, 2008.

*  A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2 of the Commission.

EX-31.1	Certification of Chief Executive Officer
EX-31.2	Certification of Chief Financial Officer
EX-32.1	Certification of Chief Executive Officer
EX-32.2	Certification of Chief Financial Officer

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. Republic Airways Holdings Inc. (the “Company”) may, from time to time, make written or oral forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements encompass our beliefs, expectations, hopes or intentions regarding future events. Words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other terminology are used to identify forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. Our results could differ materially from those anticipated in these forward-looking statements for many reasons, including, among others, the “Risk Factors” set forth herein.

PART I
ITEM 1. BUSINESS

General

Overview

We are a Delaware holding company organized in 1996 that owns three regional airlines: Chautauqua Airlines, Inc., (“Chautauqua Airlines”), our operator of 44 to 50 seat aircraft; Shuttle America Corporation (“Shuttle America”), our operator of 70 to 76 seat aircraft; and Republic Airline Inc. (“Republic Airline”), our operator of 76 to 86 seat aircraft.  As of December 31, 2008, our subsidiaries offered scheduled passenger service on approximately 1,250 flights daily to 109 cities in 35 states, Canada, Mexico, and Jamaica pursuant to code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), Continental Airlines, Inc. (“Continental”), Delta Air Lines, Inc. (“Delta”), Midwest Airlines, Inc. (“Midwest”), Mokulele Flight Service, Inc. (“Mokulele”), United Air Lines, Inc. (“United”), and US Airways, Inc. (“US Airways”) (collectively referred to as our “Partners”). We began flying for Midwest and Mokulele in October and November 2008, respectively. Currently, we provide our Partners with regional jet service, operating as AmericanConnection, Continental Express, Delta Connection, Midwest Connect, Mokulele Airlines, United Express, or US Airways Express, including service out of their hubs and focus cities.

Unless the context indicates otherwise, the terms “the Company,” “we,” “us,” or “our,” refer to Republic Airways Holdings Inc. and our subsidiaries.

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

In January 2007, we entered into a fixed-fee code-share agreement with Frontier Airlines, Inc. (“Frontier”).  In April 2008, Frontier rejected the agreement.  Frontier's rejection of the agreement was prompted by its filing for Chapter 11 bankruptcy protection on April 11, 2008.  As of the bankruptcy date, we were operating 12 of the 17 E170 aircraft to be provided under the terms of the agreement.  All 12 E170 aircraft were removed from service with Frontier during the second quarter of 2008.

During 2008, we increased our operational fleet by two aircraft from 219 to 221 aircraft.  Our operational fleet is comprised of 127 E170/175, 70-86 seat aircraft, 77 E140/145, 44-50 seat aircraft, and 17 CRJ-200, 50 seat aircraft.  During 2008, we took delivery of 26 E175 aircraft. Thirteen were placed into service for US Airways and 13 were placed into service for Delta. Twenty-four aircraft were removed from operations during the year.  Fifteen 37 seat E135 aircraft were removed from Delta operations, two E135 aircraft were removed from charter service and seven 50 seat CRJ-200 aircraft were removed from Continental operations.  All 24 of the aircraft removed from service are under agreement to be sold or will be returned to the lessor in 2009.

Also during 2008, we transitioned 12 E170 aircraft from Frontier to Midwest and two E170 aircraft from Delta to Mokulele. As of December 31, 2008, four E170 aircraft were not operating for our Partners. Of these four aircraft, two are scheduled to go into operation for Mokulele in 2009 and two are under short-term agreement to operate for Delta between March and September 2009.

As of December 31, 2008, we have agreed to place into service an additional three, new E175 aircraft for Delta during the first quarter of 2009. These aircraft are covered by firm orders with the aircraft manufacturer. The Company has options for 54 E170 aircraft, which may be converted to options for E175, E190 or E195 aircraft, which range in size from 78 seats to 110 seats.

We expect to reduce our E140/145 and CRJ-200 fleets by a total of 19 aircraft in 2009. Under our Continental agreement, we expect ten of the 17 remaining CRJ-200 aircraft to be removed from service and returned to the lessor during 2009.  The final seven CRJ-200 aircraft are under leases that expire during the first quarter of 2010. Under our United agreement, seven E145 aircraft are scheduled to be removed in December 2009. We intend to sell or otherwise sublease these aircraft.  In October 2008 we and American reached an agreement to amend our airline services agreement. A key term of this agreement calls for the removal of two of the 15 E140 aircraft currently operating for American to be removed from service by June 2009. American will continue to reimburse us for the two aircraft as spares unless we sell, sublease or otherwise place the aircraft.

For the years ended December 31, 2008, 2007 and 2006 respectively, Delta accounted for approximately 29%, 33% and 35%, US Airways accounted for approximately 25%, 22% and 24%, United accounted for approximately 21%, 24% and 30% and American accounted for approximately 10%, 9% and 11% of our regional airline services revenues. For the years ending December 31, 2008 and 2007 Continental accounted for approximately 12% and 10% and Frontier accounted for approximately 2% and 2% of our regional airline services revenues. Midwest accounted for approximately 1% and Mokulele accounted for less than 1% of our regional airline services revenues for the year ended December 31, 2008.

Markets and Routes

Markets

    As of December 31, 2008, we offered scheduled passenger service on approximately 1,250 flights daily to 109 cities in 35 states, Canada, Mexico, and Jamaica. The following illustrates the routes we flew for our Partners as of that date:

Maintenance of Aircraft and Training

Using a combination of Federal Aviation Administration (“FAA”) certified maintenance vendors and our own personnel and facilities, we maintain our aircraft on a scheduled and "as-needed" basis. We emphasize preventive maintenance and inspect our aircraft engines and airframes as required. We have maintenance agreements for engines, auxiliary power units (“APU”) and other airframe components for our CRJ-200 aircraft, which will cover the aircraft during the short-term lease period of two to three years. For our E140/145 aircraft, we have agreements to maintain the engines, APUs, avionics and wheels and brakes through October 2012, June 2013, December 2014 and June 2014, respectively. For our E170/175 aircraft, we have agreements to maintain the avionics, wheels and brakes and engines through December 2014, February 2017 and December 2014, respectively. Under these agreements, we are charged for covered services based on a fixed rate for each flight hour or flight cycle accumulated by the engines or airframes in our service during each month. The rates are subject to annual revisions, generally based on certain Bureau of Labor Statistics' labor and material indices.

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

We have an agreement with Flight Safety International to provide for aircraft simulator training for our pilots. We have no current plans to acquire our own simulator in the near term and believe that Flight Safety or other third party vendors will be able to provide us with adequate and cost effective flight simulator training to provide training for our pilots.

Employees

As of December 31, 2008, we employed approximately 4,520 full-time equivalent employees. The following is a table of our principal collective bargaining agreements and their respective amendable dates as of December 31, 2008:
Employee Group	Approximate Number of Full-Time Equivalent Employees	Representing Union	Amendable Date

Pilots	1,850	International Brotherhood of Teamsters Airline Division Local 747	October 2007
Flight Attendants	1,440	International Brotherhood of Teamsters Airline Division Local 210	September 2009
Dispatchers	70	Transport Workers Union of America Local 540	June 2012

As of December 31, 2008, we had approximately 920 maintenance technicians and other maintenance related personnel, who are not currently represented by any union, and approximately 240 administration and support personnel. Because of the high level of unionization among our employees we are subject to risks of work interruption or stoppage and/or the incurrence of additional expenses associated with union representation of our employees. We have never experienced any work stoppages or other job actions and generally consider our relationship with our employees to be good.

Executive Officers of the Company

The following table sets forth information regarding our current executive officers, directors and key employees as of December 31, 2008:

Name	Age	Position

Bryan K. Bedford	47	Chairman of the Board, President and Chief Executive Officer
Robert H. Cooper	49	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Wayne C. Heller	50	Executive Vice President, Chief Operating Officer
Lawrence J. Cohen	53	Director
Douglas J. Lambert	51	Director
Mark E. Landesman	48	Director
Mark L. Plaumann	53	Director

Bryan K. Bedford joined us in July 1999 as our president and chief executive officer and a member of our board of directors and became chairman of the board in August 2001. From July 1995 through July 1999, Mr. Bedford was the president and chief executive officer and a director of Mesaba Holdings, Inc., a publicly-owned regional airline. He has over 20 years of experience in the regional airline industry, and was named regional airline executive of the year in 1998 by Commuter and Regional Airline News and again in 2005 by Regional Airline World magazine. Mr. Bedford is a licensed pilot and a certified public accountant. He also served as the 1998 Chairman of the Regional Airline Association (RAA), and remains on the Board of Directors of the RAA.

Robert H. Cooper joined us in August 1999 as vice president and chief financial officer. In February 2002, he became executive vice president, chief financial officer, treasurer and secretary and assumed responsibility for all purchasing and material control. He was previously employed with Mesaba Holdings, Inc. from September 1995 through August 1999 as its vice president, chief financial officer and treasurer. Mr. Cooper is a certified public accountant. He has over 15 years experience in the regional airline industry. He has responsibility for financial accounting, treasury, public reporting, investor relations, human resources, information technology, purchasing and material control.

Wayne C. Heller joined us in August 1999 as Vice President—Flight Operations with responsibility for flight crew supervision, system control, flight safety and flight quality standards. In February 2002, he became Executive Vice President and Chief Operating Officer of Chautauqua, and assumed responsibility for all aircraft maintenance, records and engineering. From April 1996 until August 1999 he was employed by Mesaba Airlines, Inc., as its Director of System Operations Control. He is a licensed pilot and a licensed dispatcher and has over 27 years of regional airline experience in operations.

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

Code-Share Agreements

Through our subsidiaries, we have entered into code-share agreements with US Airways, American, Delta, United, Continental, Midwest and Mokulele (collectively, the "Partners") that authorize us to use their two-character flight designator codes ("US," "AA," " DL," "UA," "CO," "YX" and "MW") to identify our flights and fares in their computer reservation systems, to paint our aircraft with their colors and/or logos, to use their service marks and to market and advertise our status as US Airways Express, AmericanConnection, Delta Connection, United Express, Continental Express, Midwest Airlines and Mokulele Airlines, respectively. In connection with a marketing agreement among Delta, Continental and Northwest Airlines, certain of the routes that we fly using Delta and Continental's flight designator codes are also flown under Northwest's designator code. Under the code-share agreements between our subsidiaries and each of US Airways, American, Delta, United, Continental, Midwest and Mokulele, we are compensated on a fixed-fee basis on all of our US Airways Express, AmericanConnection, Delta Connection, United Express, Continental Express, Midwest Airlines and Mokulele Airlines flights. In addition, under our code-share agreements, our passengers participate in frequent flyer programs of the Partners, and the Partners provide additional services such as reservations, ticket issuance, ground support services, commuter slot rights and airport facilities.

US Airways Code-Share Agreements

Under our fixed-fee Jet Services Agreements with US Airways, we operated, as of December 31, 2008, 9 E145 aircraft, 20 E170 aircraft and 38 E175 aircraft. As of December 31, 2008, we were providing 410 flights per day as US Airways Express.

In exchange for providing the designated number of flights and performing our other obligations under the code-share agreements, we receive compensation from US Airways three times each month in consideration for the services provided under the code-share agreements. We receive an additional amount per available seat mile flown and may also receive incentives or pay penalties based upon our performance, including fleet launch performance, on-time departure performance and completion percentage rates. In addition, certain operating costs are considered "pass through" costs whereby US Airways has agreed to reimburse us the actual amount of costs we incur for these items. Landing fees, passenger catering, passenger liability insurance and aircraft property tax costs are pass through costs and included in our regional airline services revenue. Beginning in May 2005, US Airways elected to provide fuel directly for all of our US Airways operations. This change eliminated fuel expense and the related fuel reimbursement (previously recorded as revenue). Operating margins were not affected by this change.

The code-share agreement for the E145 aircraft terminates in March 2013.  The code-share agreement for the E170/175 aircraft terminates in September 2015 with respect to the 20 E170 aircraft and eight of the E175 aircraft.   The remaining 30 E175 aircraft terminate 12 years from each aircraft’s in-service date. US Airways may terminate the code-share agreements at any time for cause upon not less than 90 days notice and subject to our right to cure under the following conditions:

• if we fail to perform or observe any material covenant or condition or agreement to be performed or observed by us, provided that if we breach any payment obligation, US Airways has the right to terminate the agreement on 10 days prior written notice unless we cure such breach prior to the expiration of 10 days;

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

• if we fail to use commercially reasonable efforts to comply with the applicable provisions of the "Jets for Jobs" protocol;

• if our FAA operating certificate is suspended or revoked; or

• in the event that we or an affiliate of ours shall have commenced the provision of flight services under the code-share agreement between US Airways and Republic Airline and such agreement is subsequently terminated, among other things.

In September 2005, we purchased 113 commuter slots at Ronald Reagan Washington National (DCA) Airport and 24 commuter slots at New York-LaGuardia (LGA) Airport under our commuter slot option agreement with US Airways. We assigned the right of use for these commuter slots to US Airways and these commuter slots are being operated by US Airways and US Airways Express carriers under a licensing agreement for which US Airways pays us rent. Prior to the expiration of the agreement to license the commuter slots, US Airways has the right to repurchase all, but not less than all, of the DCA commuter slots at a predetermined price. The licensing agreement between us and US Airways for the LGA commuter slots expired on December 31, 2006, but we maintain a security interest in the LGA slots if US Airways fails to perform under the current licensing agreement.

The American Code-Share Agreement

As of December 31, 2008, we operated 15 E140 aircraft for American under a fixed-fee code-share agreement and provided 80 flights per day as AmericanConnection.

On October 23, 2008, we amended the code-share agreement to remove two E140 aircraft from service on June 1, 2009.  American will reimburse us for the monthly rental fees until the removed aircraft are sold, subleased or otherwise transferred as long as we are using commercially reasonable efforts to dispose of the removed aircraft. The amendment also provided for a two year extension on American's early termination option so that American may not early terminate the agreement prior to March 2012, and a rate reduction which will be effective on April 1, 2009.

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

American may terminate the code-share agreement without cause upon 180 days notice, provided that such notice may not be given prior to September 30, 2011. If American terminates the code-share agreement without cause, we have the right to put the leases of the aircraft, or to sell the aircraft to American to the extent owned by us, used under the code-share agreement to American. American also has a call option to require us to assign to American these leases. If we exercise our put or American exercises its call right, both parties are obligated to implement a schedule to terminate the code-share agreement in an orderly fashion and transition the aircraft from us to American.

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

• if we fail to achieve specified levels of operating performance in completion factor, on-time arrivals, customer complaints and baggage, American may terminate the agreement, subject to a corrective action plan and adherence to such plan; or

• if either party assigns, by operation of law or otherwise, the code-share agreement without the written consent of the other party, subject to five days notice and cure rights, or if we enter into any merger, sale or acquisition of all or substantially all of our assets or a majority of our outstanding voting interests with an air carrier other than an entity that is under common control with us.

The Delta Code-Share Agreements

As of December 31, 2008, we operated 24 E145 aircraft, 3 E170 aircraft, and 13 E175 aircraft for Delta under fixed-fee code-share agreements. As of December 31, 2008, we provided 225 flights per day as Delta Connection. In connection with a marketing agreement among Delta, Continental and Northwest Airlines, certain of the routes that we fly using Delta and Continental's flight designator codes are also flown under Northwest's designator code.

In March 2007, we amended our fixed-fee agreements with Delta. On March 27, 2007, the United States Bankruptcy Court for the Southern District of New York approved the amended agreements. Key terms of the amended agreements include the removal of all 15 E135 aircraft beginning in September 2008 at a rate of two aircraft per month, and effective May 1, 2007, an approximate 3% permanent reduction of block hour fees charged on our remaining 24 E145 and our 16 E170/E175 aircraft.  During 2008, we agreed to accelerate the removal of the 15 E135 aircraft between April and October 2008.

On August 22, 2007, we amended our Jet Services Agreement with Delta to provide for the replacement of 16 E170 aircraft operating as Delta Connection with 16 E175 aircraft.  Thirteen new aircraft were placed into service during the second half of 2008 and the remainder are expected to be placed into service during the first quarter of 2009.

The code-share agreements for the E145 and E170/E175 aircraft terminate in May 2016 and January 2019, respectively. Delta may terminate the code-share agreements at any time, with or without cause, if it provides us 180 days written notice, provided that such notice shall not be given prior to November 2009 for the E145 regional jet code-share agreement and July 2015 for the E170 regional jet code-share agreement.  With the respect to the E145 agreement, if Delta chooses to terminate any aircraft early, it may not reduce the number of aircraft in service to less than 12 during the 12-month period following the 180 day initial notice period unless it completely terminates the code-share agreement. We refer to this as Delta's partial termination right.

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

Certain of our operating costs are considered "pass through" costs, whereby Delta has agreed to reimburse us the actual amount of costs we incur for these items. Fuel, engine maintenance expenses, landing fees, passenger liability insurance, hull insurance, war risk insurance, de-icing costs, and aircraft property taxes are some of the pass through costs included in our regional airline services revenue. Aircraft rent/ownership expenses are also considered a pass through cost, but the reimbursement is limited to specified amounts for certain aircraft.

The initial term of the E145 code-share agreement is until May 31, 2016. At the end of the term, Delta has the right to extend the agreement for an additional five years on the same terms and conditions. If either we or Chautauqua enter into a merger where we are not the surviving entity or the ultimate beneficial ownership of the surviving entity following a merger is not substantially similar (i.e., at least 75% common ownership) to the ultimate beneficial ownership of us or Chautauqua prior to the merger (which we refer to as a merger), or if a party acquires more than 49% of our voting power or outstanding common stock or that of Chautauqua (with limited exceptions) (which we refer to as a change in control), Delta shall have the right to extend the term of the code-share agreement for an additional ten years beyond the applicable termination date of the agreement.

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

• if we fail to maintain a specified completion rate with respect to the flights we operate for Delta during a specified period; or

• if our level of safety is not reasonably satisfactory to Delta, subject to 30 days notice and cure rights.

The United Code-Share Agreements

As of December 31, 2008, we operated seven E145 aircraft and 33 E170 aircraft and provided 220 flights per day as United Express.

On August 22, 2007, we amended our E170 Jet Services Agreement with United to provide for the operation of ten additional aircraft as United Express for a total of 38 aircraft. Five of the aircraft, which transitioned from Delta, were placed into service during the fourth quarter of 2008 and the remaining five are expected to be placed into service during the first quarter of 2009.

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

The E170 code-share agreement terminates on June 30, 2019. We received notice from United on July 1, 2008 of their intent to terminate the E145 code-share agreement effective December 31, 2009. United has the option of extending the E170 agreement for five years or less. In addition, the code-share agreements may be terminated under the following conditions:

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

United may immediately terminate the respective code-share agreements if Chautauqua Airlines or Shuttle America operates, except pursuant to preexisting agreements with US Airways and Delta, any additional aircraft or turboprop aircraft pursuant to a marketing or code-share relationship with any party other than United to provide hub service at United's hubs in Denver, Los Angeles, San Francisco, Chicago, Washington, D.C. or Seattle. Chautauqua Airlines and Shuttle America also cannot engage or attempt to engage, on its behalf or on behalf of a third party, in the business of providing air transportation at any of United's hubs or for any carrier that has or attempts to have hub operations at any of United's hubs, or operate any additional aircraft or turboprops with any party other than United to provide hub service at United's hubs.

United has a call option to assume our ownership or leasehold interest in certain aircraft if we wrongfully terminate the code-share agreements or if United terminates the agreements for our breach for certain reasons.

The Continental Code-Share Agreement

As of December 31, 2008, we operated 20 E145 aircraft and 17 CRJ-200 aircraft for Continental under a fixed-fee code-share agreement and provided 210 flights per day as Continental Express.

The CRJ-200 aircraft are operated under the agreement on terms generally equivalent to our CRJ-200 leases that vary from two to three years. The E145 aircraft have a term of three to five years.  Under certain conditions, Continental may extend the term on the aircraft up to five additional years.

All fuel is purchased directly by Continental and is not charged back to Chautauqua Airlines. Under the agreement, Continental purchases all capacity at predetermined rates and industry standard pass through costs.

In connection with a marketing agreement among Delta, Continental and Northwest Airlines, certain of the routes that we fly using Delta and Continental's flight designator codes are also flown under Northwest's designator code.

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

The Frontier Code-Share Agreement

On January 11, 2007, we entered into a fixed-fee code-share agreement with Frontier. Under the terms of the agreement, we were to provide and operate 17 E170 aircraft for Frontier.

On April 22, 2008, Frontier rejected the Airline Services Agreement.  Frontier's rejection of the agreement was prompted by its filing for Chapter 11 bankruptcy protection on April 11, 2008.  As of the bankruptcy date, we were operating 12 of the 17 E170 aircraft.  All 12 aircraft were removed during the second quarter of 2008.

On March 5, 2009, we agreed to a firm commitment for $40 million in post-petition debtor-in-possesion (DIP) financing to Frontier. This new DIP facility refinances the existing DIP loan that matures in April 2009. The DIP facility is subject to approval by the United States Bankruptcy Court for the Southern District of New York and other pre-closing conditions. Frontier and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code on April 10, 2008. As a condition to the loan, Frontier has agreed to allow the Company's damage claim in the amount of $150 million arising out of Frontier's rejection of the Airline Services Agreement, dated January 11, 2007.

The Midwest Code-Share Agreement

On September 3, 2008, we entered into a fixed-fee code-share agreement with Midwest Airlines. Under the terms of the agreement, we operate 12 E170 aircraft.  As of December 31, 2008, we had all 12 E170 aircraft placed into service and we provided 65 flights per day as Midwest Airlines.

Midwest purchases all capacity at predetermined rates and reimburses Republic Airline for industry standard pass through costs.  All fuel is purchased directly by Midwest and is not charged back to Republic Airline. Republic Airline was responsible for all costs and expenses of preparing each covered aircraft prior to its being placed into service.

The term of the agreement became effective as of September 2008, and, unless earlier terminated or extended, will continue until December 2018.  Midwest has the option to extend the agreement for up to six additional years.

The agreement may be subject to early termination under various circumstances including:

• immediately, by Midwest, upon the occurrence of an event that constitutes cause, subject to prior written notice to us; or

• if either Midwest or we commit a material breach of the code-share agreement, subject to two business days notice if we breach the agreement and five business days notice if Midwest breaches the agreement; or

• if there is a change in control of us or Midwest without the other party's prior written consent.

Midwest may elect to operate the 12 aircraft on its own operating certificate pursuant to a long-term operating lease, which would be for a term equal to the remaining term of the airline services agreement.

The Mokulele Code-Share Agreement

In October 2008, we entered into a fixed-fee code-share agreement with Mokulele Flight Service. Under the terms of the agreement, we will provide and operate four E170 aircraft. As of December 31, 2008 we had two E170 aircraft placed into service and we provided 30 flights per day as Mokulele Airlines.

Mokulele purchases all capacity at predetermined rates and reimburses Shuttle America for industry standard pass through costs. Two aircraft went into service in November 2008. The other two aircraft are scheduled to go into service in March 2009 and June 2009. All fuel is purchased directly by Mokulele and is not be charged back to Shuttle America. Shuttle America is responsible for all costs and expenses of preparing each covered aircraft prior to its being placed into service.

The term of the agreement became effective as of October 2008, and, unless earlier terminated or extended, will continue until October 2018.

The agreement may be subject to early termination under various circumstances including:

• immediately, by Mokulele, upon the occurrence of an event that constitutes cause, subject to prior written notice to us; or

• if either Mokulele or we commit a material breach of the code-share agreement, subject to two business days notice if we breach the agreement and five business days notice if Mokulele breaches the agreement; or

• if there is a change in control of Mokulele without Shuttle America's prior written consent.

Mokulele is currently in default of its loan and code-share agreement. We are negotiating with Mokulele the terms of a possible recapitalization of Mokulele, but there can be no assurance that Mokulele will be recapitalized. As a part of these negotiations, we are contemplating converting $3.0 million of our loan and injecting $3.0 million of cash in exchange for 50% of Mokulele's common stock. Even if this recapitalization is completed, Mokulele could require additional funding, part or all of which may come from us. If the business environment does not improve for Mokulele, our financial condition, results of operations and liquidity could be adversely affected.

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

Generally, the airline industry is highly sensitive to general economic conditions, in large part due to the discretionary nature of a substantial percentage of both business and pleasure travel. In the past, many airlines have reported decreased earnings or substantial losses resulting from periods of economic recession, heavy fare discounting, high fuel prices and other factors. Economic down turns combined with competitive pressures have contributed to a number of bankruptcies and liquidations among major and regional carriers. The effect of economic down turns is somewhat mitigated by our fixed-fee code-share agreements with respect to our flights. In addition, if our Partners remain financially strained by current economic conditions or higher fuel prices, they may reduce the number of flights we operate in order to reduce their operating costs.

Government Regulation

All interstate air carriers are subject to regulation by the Department of Transportation, referred to as the DOT, the Federal Aviation Administration, or FAA, the Transportation Security Administration, or TSA, and certain other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service, those of the TSA to security and those of the FAA to operations and safety. The FAA requires operating, airworthiness and other certifications; approval of personnel who may engage in flight maintenance or operations activities; record keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. Generally, governmental agencies enforce their regulations through, among other mechanisms, certifications, which are necessary for our continued operations, and proceedings, which can result in civil or criminal penalties or suspension or revocation of operating authority. The FAA can also issue maintenance directives and other mandatory orders relating to, among other things, grounding of aircraft, inspection of aircraft, installation of new safety-related items and the mandatory removal, replacement or modification of aircraft parts that have failed or may fail in the future.

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

The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Certain airports, including major airports at Boston, Washington, D.C., the New York area, Dallas, Philadelphia, Charlotte, Chicago, Los Angeles, San Diego, Orange County (California) and San Francisco, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. In some instances, these restrictions have caused curtailments in service or increases in operating costs, and such restrictions could limit our ability to commence or expand our operations at affected airports. Local authorities at other airports are considering adopting similar noise regulations.

Pursuant to law and the regulations of the DOT, we must be actually controlled by United States citizens. In this regard, our President and at least two-thirds of our Board of Directors must be United States citizens and not more than 25% of our voting stock may be owned or controlled by foreign nationals, although subject to DOT approval the percentage of foreign economic ownership may be as high as 49%.

ITEM 1A. RISK FACTORS

The following risk factors, in addition to the information discussed elsewhere herein, should be carefully considered in evaluating us and our business:

Risks Related To Our Operations

We are dependent on our code-share relationships with our Partners.

We depend on relationships created by our regional jet fixed-fee code-share agreements with American, Continental, Delta, Midwest, Mokulele, United and US Airways for all of our regional airline service revenues. Any material modification to, or termination of, our code-share agreements with any of these Partners could have a material adverse effect on our financial condition, results of our operations and the price of our common stock. Each of the code-share agreements contains a number of grounds for termination by our Partners, including our failure to meet specified performance levels. In addition, American may terminate its code-share agreement without cause upon 180 days notice, provided such notice may not be given prior to September 30, 2011. If American terminates its code-share agreement for cause, it has the right to require us to assign to them our leases of all E140 aircraft then operating under the code-share agreement or to lease such aircraft to them to the extent we own them. If American terminates our code-share agreement other than for cause, we have the right to require American to assume our leases of all E140 aircraft then operating under the code-share agreement, or to lease such jets from us to the extent we own them. Delta may partially or completely terminate its code-share agreement with respect to the E145 aircraft, with or without cause, on 180 days written notice at any time after November 2009, and may partially or completely terminate its code-share agreement with respect to the E170 aircraft, with or without cause, on 180 days written notice at any time after July 2015.  If Delta exercises this right under either agreement or if we terminate either agreement for cause, we have the right to require Delta either to purchase, sublease or assume the lease of aircraft leased by us with respect to any of the aircraft we previously operated for Delta under that agreement. If we choose not to exercise this right, or if Delta terminates either agreement for cause, Delta may require us to sell or sublease to it or Delta may assume the lease of aircraft leased by us with respect to any of the aircraft we previously operated for it under that agreement. If we wrongfully terminate our United code-share agreement, breach certain provisions thereof or fall below certain minimum operating thresholds for three consecutive months or any six month period in a rolling 12 month period, United can assume our ownership or leasehold interests in the aircraft we operate for them. Continental may terminate its code-share agreement with cause or if we breach certain provisions thereof including a breach of our guaranty granted to it. Each of Midwest and Mokulele may terminate their code-share agreements with cause or if we breach certain provisions thereof.

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

For the years ended December 31, 2008, 2007 and 2006 respectively, Delta accounted for approximately 29%, 33% and 35%, US Airways accounted for approximately 25%, 22% and 24%, United accounted for approximately 21%, 24% and 30% and American accounted for approximately 10%, 9% and 11% of our regional airline services revenues. For the years ending December 31, 2008 and 2007 Continental accounted for approximately 12% and 10% and Frontier accounted for approximately 2% and 2% of our regional airline services revenues. Midwest accounted for approximately 1% and Mokulele accounted for less than 1% of our regional airline services revenues for the year ended December 31, 2008.

We may be unable to redeploy smaller aircraft removed from service.

Certain of our Partners have indicated a desire to schedule fewer 50 seat aircraft. To the extent that we agree to remove an E140/145 aircraft from service, we must either sell or sublease the aircraft to another party or redeploy it in order to cover our carrying expenses for that aircraft. Our inability to sell, sublease and/or redeploy aircraft that have been removed from service could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

If the financial strength of any of our Partners decreases, our financial strength is at risk.

We are directly affected by the financial and operating strength of our Partners. In the event of a decrease in the financial or operational strength of any of our Partners, such partner may be unable to make the payments due to us under its code-share agreement. In addition, it may reduce utilization of our aircraft to the minimum levels specified in the code-share agreements. US Airways, Delta and United have recently emerged from bankruptcy. Frontier filed for Chapter 11 bankruptcy protection in April 2008. In addition, it is possible that any code-share agreement with a code-share partner that files for reorganization under Chapter 11 of the bankruptcy code may not be assumed in bankruptcy and could be modified or terminated. Any such event could have an adverse effect on our operations and the price of our common stock. As of February 3, 2009, Standard & Poor's and Moody's, respectively, maintained ratings of B- and Caa1 for US Airways, B- and Caa1 for AMR Corp., the parent of American, B and B2 for Delta, B- and Caa1 for UAL Corp., the parent of United, and B and B2 for Continental. Ratings for Midwest Air Group, parent company of Midwest, and Mokulele are not available.

In October 2008, we entered into a credit agreement with US Airways. Under the agreement, we agreed to make a term loan to US Airways in the amount of $10.0 million. Subject to certain terms and conditions, we also agreed to make an additional term loan of up to $25.0 million.

In September 2008, we entered into an amended and restated senior secured credit agreement with Midwest. Under the agreement, we made a one-year term loan to Midwest in the amount of $25.0 million. The loan is collateralized by substantially all of Midwest's unencumbered assets and is generally senior to unsecured lenders' security positions to the extent of such collateral.

In October 2008, we entered into a loan agreement with Mokulele under which we are providing up to $8.0 million in direct financing to Mokulele in the form of a line of credit, which can be converted, at our option, for up to 45% of the common stock of Mokulele. Mokulele is currently in default of its loan and code-share agreement. We are negotiating with Mokulele the terms of a possible recapitalization of Mokulele, but there can be no assurance that Mokulele will be recapitalized. As a part of these negotiations, we are contemplating converting $3.0 million of our loan and injecting $3.0 million of cash in exchange for 50% of Mokulele's common stock. Even if this recapitalization is completed, Mokulele could require additional funding, part or all of which may come from us. If the business environment does not improve for Mokulele, our financial condition, results of operations and liquidity could be adversely affected

A default by Frontier, US Airways, or Midwest on the loans we have made to them could have a material adverse effect on our financial condition, results of operations, liquidity  and the price of our common stock.

Our Partners may expand their direct operation of aircraft thus limiting the expansion of our relationships with them.

We depend on major airlines such as our Partners to contract with us instead of purchasing and operating their own aircraft. However, some major airlines own their own regional airlines and operate their own aircraft instead of entering into contracts with us or other regional carriers. For example, American and Delta have acquired many aircraft which they fly under their affiliated carriers, American Eagle, with respect to American, and Comair, with respect to Delta. In addition, US Airways is operating aircraft through its PSA subsidiary. We have no guarantee that in the future our Partners will choose to enter into contracts with us instead of purchasing their own aircraft or entering into relationships with competing regional airlines. They are not prohibited from doing so under our code-share agreements. In addition, US Airways previously announced that, pursuant to an agreement with its pilots, US Airways will not enter into agreements with its regional affiliates to fly E190 and higher capacity aircraft and it is possible that our other partners will make the same decision. Midwest has the option of directly operating the aircraft which we currently operate for them. A decision by US Airways, American, Delta, United, Continental, Midwest or Mokulele to phase out our contract based code-share relationships as they expire and instead acquire and operate their own aircraft or to enter into similar agreements with one or more of our competitors could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

Any labor disruption or labor strikes by our employees or those of our Partners would adversely affect our ability to conduct our business.

All of our pilots, customer service employees, flight attendants and dispatchers are represented by unions. Collectively, these employees represent approximately 74% of our workforce as of December 31, 2008. Although we have never had a work interruption or stoppage and believe our relations with our unionized employees are generally good, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. If we are unable to reach agreement with any of our unionized work groups on the amended terms of their collective bargaining agreements, we may be subject to work interruptions and/or stoppages. Any sustained work stoppages could adversely affect our ability to fulfill our obligations under our code-share agreements and could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

Under the terms of our jet code-share agreement with US Airways, if we are unable to provide scheduled flights as a result of a strike by our employees, it is only required to pay us for certain fixed costs for specified periods. Under the terms of the code-share agreements with the remainder of our Partners, none of them are required to pay us any amounts during the period our employees are on strike and we are unable to provide scheduled flights. A sustained strike by our employees would require us to bear costs otherwise paid by our Partners.

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

In general, the pilots' unions of certain major airlines have negotiated collective bargaining agreements that restrict the number and/or size of regional aircraft that a particular carrier may operate. A "scope" clause in US Airways' current collective bargaining agreement with its pilots prevents US Airways from using more than 465 aircraft not flown by its pilots in its operations. There are no quantity limitations in the US Airways "scope" limitations for small aircraft. For purposes of this "scope" restriction, a small regional jet is defined as any aircraft configured with 78 or fewer seats. For purposes of this limitation, a large regional jet is an aircraft configured with 79 to 90 passenger seats. US Airways can outsource up to an additional 55 aircraft, including the E175 and C900, configured with more than 78 seats but less than 90 seats, subject to certain limitations. We cannot assure you that US Airways will contract with us to fly any additional aircraft. Our pilots union limited their approval to 80 additional aircraft for US Airways, which includes the 20 E170s and 38 E175s we currently operate for US Airways. A "scope" clause in American's current collective bargaining agreement with its pilots limits it from operating aircraft having 51 or more seats. A "scope" clause in Delta's current collective bargaining agreement with its pilots restricts it from operating aircraft having more than 70 to 76 seats and limits it from operating more than 175, or under certain circumstances, 200 aircraft having 70 to 76 seats. United's "scope" limitations restrict it from operating aircraft configured with more than 70 seats or any aircraft weighing more than 83,000 pounds. Continental's "scope" limitations restrict it from operating aircraft configured with more than 51 seats.

American's "scope" limitations further limit its partners, in our case Chautauqua, from operating aircraft with 51 or more seats even for partners other than American. Delta's "scope" limitations restrict its partners from operating aircraft with over 76 seats even if those aircraft are operated for an airline other than Delta. Neither US Airways, United nor Continental has similar "scope" limits on the size of aircraft we can operate for our other Partners.

We cannot assure you that these "scope" clauses will not become more restrictive in the future. Any additional limit on the number of aircraft we can fly for our Partners could have a material adverse effect on our expansion plans and the price of our common stock.

We have significant debt and off-balance sheet obligations and any inability to pay would adversely impact our operations.

The airline business is very capital intensive and, as a result, many airline companies are highly leveraged. During the years ended December 31, 2008 and 2007, our mandatory debt service payments totaled $274.6 million and $198.6 million, respectively, and our mandatory lease payments totaled $137.6 million and $138.7 million, respectively. We have significant lease obligations with respect to our aircraft, which aggregated approximately $976.6 million and $1.1 billion at December 31, 2008 and December 31, 2007, respectively. Embraer's current aggregate list price for the three aircraft that we expect to acquire during the first quarter of 2009 is approximately $105.0 million. We expect to acquire on credit a substantial portion of this value, which will increase our mandatory lease and debt service payments.

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

• limiting the ways in which we can use our cash flow, much of which may have to be used to satisfy debt and lease obligations; and

• adversely affecting our ability to respond to changing business or economic conditions.

We currently depend on Embraer to support our fleet of regional jet aircraft.

Currently, we are obligated under our code-share agreements to place an additional three Embraer aircraft in service through 2009. We are dependent on Embraer as the manufacturer of all of these jets. Our risks in relying primarily on a single manufacturer include:

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

Any disruption or change in the delivery schedule of the three additional Embraer aircraft would affect our overall operations and our ability to fulfill our obligations under our code-share agreements.

Further, E170 and E175 aircraft began operating in the commercial airline market in February 2004 and July 2005, respectively. As relatively new products, these aircraft have been, and may continue to be, subject to unforeseen manufacturing and/or reliability issues.

Our operations could be materially adversely affected by the failure or inability of Embraer or any key component manufacturers to provide sufficient parts or related support services on a timely basis or by an interruption of fleet service as a result of unscheduled or unanticipated maintenance requirements for our aircraft.

Reduced utilization levels of our aircraft under the fixed-fee agreements would adversely impact our revenues, earnings and liquidity.

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

Labor costs constitute a significant percentage of our total operating costs, and we have experienced pressure to increase wages and benefits for our employees. Under our code-share agreements, our reimbursement rates contemplate labor costs that increase on a set schedule generally tied to an increase in the consumer price index or the actual increase in the contract. We are entirely responsible for our labor costs, and we may not be entitled to receive increased payments for our flights if our labor costs increase above the assumed costs included in the reimbursement rates. As a result, a significant increase in our labor costs above the levels assumed in our reimbursement rates could result in a material reduction in our earnings. We have collective bargaining agreements with our pilots, flight attendants and dispatchers. We cannot assure you that future agreements with our employees' unions will be on terms in line with our expectations or comparable to agreements entered into by our competitors, and any future agreements may increase our labor costs and reduce both our income and our competitiveness for future business opportunities.

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

High fuel costs would harm the airline industry.

While fuel is at or near three year lows, the recent spike in the price of oil to $147 per barrel in July 2008 caused airlines significant losses. A return to higher fuel prices would harm the airline industry's financial condition and results of operations. Fuel costs constitute a substantial portion of the total operating expenses of the airline industry. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues, supply and demand and other factors. Fuel availability is also affected by demand for home heating oil, gasoline and other petroleum products. Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. Further, in the event of a fuel supply shortage or further increases in fuel prices, a curtailment of scheduled service could result.

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

Airlines are often affected by certain factors beyond their control, including weather conditions, which can affect their operations.

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

Since 1978 and continuing to the present, the airline industry has undergone substantial consolidation, and it may in the future undergo additional consolidation. For example, in 2008, Delta and Northwest completed a merger. Other recent developments include the domestic code-share alliance between United and US Airways, and the merger of America West and US Airways. We, as well as our Partners, routinely monitor changes in the competitive landscape and engage in analysis and discussions regarding our strategic position, including potential alliances and business combination transactions. Further consolidation could limit the number of potential partners with whom we could enter into code-share relationships. Although none of our contracts with our Partners allow termination or are amendable in the event of consolidation, any additional consolidation or significant alliance activity within the airline industry could adversely affect our relationship with our Partners.

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

Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenues. For instance, "passenger bill of rights" legislation was introduced in Congress that, if enacted, would have, among other things, required the payment of compensation to passengers as a result of certain delays and limited the ability of carriers to prohibit or restrict usage of certain tickets. This legislation is not currently active but if it is reintroduced, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs. Several state legislatures have also considered such legislation, and the State of New York in fact implemented a "passenger bill of rights" that was overturned by a federal appeals court in 2008. The DOT has imposed restrictions on the ownership and transfer of airline routes and takeoff and landing slots at certain high density airports, including New York LaGuardia and Reagan National. In addition, as a result of the terrorist attacks in New York and Washington, D.C. in September 2001, the FAA and the Transportation Security Administration (TSA) have imposed stringent security requirements on airlines. We cannot predict what other new regulations may be imposed on airlines and we cannot assure you that laws or regulations enacted in the future will not materially adversely affect our financial condition, results of operations and the price of our common stock.

Risks Related To Our Common Stock

Our stock price is volatile.

              Since our common stock began trading on The NASDAQ National Market (now the NASDAQ Global Select Market) on May 27, 2004, the market price of our common stock has ranged from a low of $4.72 to a high of $23.88 per share. The market price of our common stock may continue to fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

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

Our certificate of incorporation provides that shares of capital stock may not be voted by or at the direction of persons who are not citizens of the United States if the number of such shares would exceed applicable foreign ownership restrictions. U.S. law currently requires that no more than 25% of the voting stock of our company or any other domestic airline may be owned directly or indirectly by persons who are not citizens of the United States.  However, up to 49% of the total equity of our company or any other domestic airline may be owned directly or indirectly by persons who are not citizens of the United States.

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

On our website, www.rjet.com/investorrelations.html, we provide free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after they have been electronically filed or furnished to the Securities and Exchange Commission. The code of ethics, adopted by our Board of Directors, which applies to all our employees, can also be found on our website, www.rjet.com/investorrelations.html. Our audit committee charter is also available on our website.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Flight Equipment

As of December 31, 2008, we operated 221 aircraft as described in the following table:

Type	Total Aircraft	Owned	Leased	Average Age (in years)	Firm Orders	Option Aircraft	Seats in Standard Configuration

E140LR	15	11	4	6.8			44
E145LR (1)	62	27	35	6.8			50
E170/175LR (2)	127	104	23	2.3	3	54	70-86
CRJ-200	17	0	17	7.3			50
Total	221	142	79		3	54

(1) Two of these aircraft are used for charter service and as spares.

(2) Two of these aircraft are unallocated, two of these aircraft are scheduled to go into service for Mokulele in 2009, and two aircraft were placed into service with United in January 2009.

In addition to the aircraft listed above, we subleased six E145 aircraft to a foreign airline, we have nine E135 aircraft classified as held-for-sale, and we have six CRJ-200 aircraft that will be returned to the lessor.

We have firm orders to acquire three E175 aircraft.

All of our leased aircraft are leased by us pursuant to operating leases, with current lease expirations ranging from 2009 to 2023. We have fixed-price purchase options under most of these leases after nine to 14 years of the lease term. Furthermore, we have options to renew most of the leases for an additional three to four years, or purchase the leased aircraft at the conclusion of their current lease terms at fair market value.

The following table outlines the number and type of aircraft being operated for each Partner as of December 31, 2008 and the total number of aircraft that we are required to place in service for each Partner by December 31, 2009:

	E175		E170		E145		E140		E135		CRJ-200		Total
	2008	2009	2008 (1)	2009	2008 (1)	2009	2008	2009	2008 (2)	2009	2008	2009 (3)	2009
US Airways	38	38	20	20	9	9							67
American (4)							15	13					13
Delta (5)	13	16	3		24	24							40
United (6)			33	38	7								38
Continental					20	20					17	7	27
Midwest			12	12									12
Mokulele (7)			2	4									4
Total	51	54	70	74	60	53	15	13	−	−	17	7	201

(1) December 31, 2008 aircraft count excludes six E170 and two E145 aircraft that are not currently being operated for any of our Partners.

(2) In July 2008, we entered into an agreement with Delta to remove the final 11 E135 aircraft from our Delta operation effective September 30, 2008.  The aircraft were originally scheduled to be removed between November 2008 and April 2009.

(3) Under our Continental agreement, we expect all 24 CRJ-200 aircraft to be removed from service and returned to the lessor.  We removed seven aircraft in the fourth quarter of 2008, and we anticipate removing ten aircraft in 2009 and seven aircraft in 2010.

(4) In October 2008, the Company and American reached an agreement to amend its airline services agreement. A key term of this agreement calls for the removal of two of the 15 E140 aircraft currently operating for American to be removed from service in June 2009.

(5) In August 2007, we amended our Jet Services Agreement with Delta to provide for the replacement of 16 E170 aircraft operating as Delta Connection with 16 E175 aircraft.  Thirteen E170 aircraft have been replaced with E175 aircraft as of December 31, 2008 and the remaining three are expected to be placed into service during the first quarter of 2009.

(6) In July 2008, the we received notice  from United, that United was exercising its right to terminate the United Express Agreement that provides for the Company to operate seven E145 aircraft.  The termination will be effective December 31, 2009.

(7) Under our Mokulele agreement two E170 aircraft were placed into service in 2008 and the remaining two are scheduled to be placed into service in the first half of 2009.

Ground Operations and Properties

As of December 31, 2008, our facilities are summarized in the following table:

Facility	Square Feet	Location
Corporate Office	45,000	Indianapolis, IN
Training Facility	20,400	Plainfield, IN
Maintenance Hangar	110,500	Indianapolis, IN
Maintenance Hangar/Office	232,000	Columbus, OH
Maintenance Hangar	70,000	Louisville, KY
Maintenance Hangar/Office	86,000	Pittsburgh, PA
Maintenance Hangar/Office	35,940	St. Louis, MO

Our employees perform substantially all routine airframe and engine maintenance and periodic inspection of equipment. Our Partners or third parties provide ground support services  and provide ticket handling services in all 109 cities we serve.

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

None

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

Year Ended December 31, 2007	High	Low
First Quarter	$23.13	$16.70
Second Quarter	23.88	19.80
Third Quarter	22.46	17.46
Fourth Quarter	22.75	18.32

Year Ended December 31, 2008
First Quarter	$22.50	$19.02
Second Quarter	22.64	8.66
Third Quarter	12.77	6.68
Fourth Quarter	15.72	6.37

As of December 31, 2008 there were 42 stockholders of record of our common stock. We have never paid cash dividends on our common stock. The payment of future dividends is within the discretion of our board of directors and will depend upon our future earnings, our capital requirements, bank financing, financial condition and other relevant factors. The credit facility with Bank of America Business Capital does not limit the Company’s ability to pay dividends unless the Company is in default thereunder.

Performance Graph

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG REPUBLIC AIRWAYS HOLDINGS,
NASDAQ MARKET INDEX (U.S.) AND PEER GROUP INDEX

DOLLARS
200
175
150
125
100
75
50
25
0
5/27/04
6/30/04
9/30/04
12/31/04
3/31/05
6/30/05
9/30/05
12/31/05
3/31/2006
6/30/2006
9/30/2006
12/31/2006
3/31/2007
6/30/2007
9/30/2007
12/31/2007
3/31/2008
6/30/2008
9/30/2008
12/31/2008
REPUBLIC AIRWAYS HOLDINGS
PEER GROUP INDEX
NASDAQ MARKET INDEX (U.S. COS)

ASSUMES $100 INVESTED ON MAY 27, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED DEC. 31, 2008

The above graph compares the performance of the Company from May 27, 2004 through December 31, 2008, against the performance of (i) the Composite Index for Nasdaq Stock Market (U.S. Companies) and (ii) an index of companies engaged in air transportation (SIC 4512 and 4513), including regional airlines, whose stocks trade on the Nasdaq, for the same period.

Below is a summary of the equity compensation plans as of December 31, 2008:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders
Options outstanding under the 2002 Equity Incentive Plan	1,340,668	$15.23	—
Options outstanding under the 2007 Equity Incentive Plan	2,507,000	16.10	2,284,000
Equity compensation plans not approved by security holders	—	—	—
Total	3,847,668	$15.80	2,284,000

Unregistered Sales of Equity Securities

None

 ITEM 6. SELECTED FINANCIAL DATA

 The following selected financial data and operating statistics should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes included in Item 8 of the Form 10-K.
	Years Ended December 31,

	2008	2007	2006	2005	2004

	(in thousands, except share, per share and airline operating data)
Statement of Operations Data:

Operating revenues:

Regional airline services	$1,462,211	$1,274,607	$1,118,226	$883,906	$637,389
Charter and ground handling	5,138	5,867	8,932	11,611	8,682
Other	12,406	12,203	15,920	9,504	253
Total operating revenues	1,479,755	1,292,677	1,143,078	905,021	646,324
Operating expenses:
Wages and benefits	252,336	226,521	175,483	143,826	112,305
Aircraft fuel (1)	327,791	296,573	325,500	278,923	174,208
Passenger fees and commissions	—	—	—	—	2,939
Landing fees	59,891	53,684	41,993	30,376	24,201
Aircraft and engine rent	134,206	124,961	94,773	77,725	74,514
Maintenance and repair	169,425	130,237	105,198	76,481	70,290
Insurance and taxes	25,793	19,039	17,652	16,117	13,186
Depreciation and amortization	133,206	106,594	92,228	64,877	34,412
Other	122,012	104,790	77,658	57,977	48,924

Total operating expenses	1,224,660	1,062,399	930,485	746,302	554,979

Operating income	255,095	230,278	212,593	158,719	91,345
Other income (expense):
Interest expense	(131,856)	(107,323)	(91,128)	(63,546)	(28,464)
Interest and other income	14,176	11,013	9,944	5,002	518

Total other income (expense)	(117,680)	(96,310)	(81,184)	(58,544)	(27,946)

Income before income taxes	137,415	133,968	131,409	100,175	63,399
Income tax expense	52,835	51,210	51,899	39,521	24,547

Net income available for common stockholders	$84,580	$82,758	$79,510	$60,654	$38,852
Net income available for common stockholders per share:
Basic	$2.43	$2.05	$1.89	$1.69	$1.66
Diluted	$2.42	$2.02	$1.82	$1.66	$1.62
Weighted average common shares outstanding:
Basic	34,855,190	40,350,256	42,149,668	35,854,249	23,349,613
Diluted	34,949,152	41,045,644	43,615,946	36,548,340	23,906,762

Other Financial Data:
Net cash from:
Operating activities	$242,287	$280,490	$229,147	$170,879	$116,827
Investing activities	$(81,938)	$(76,468)	$(114,510)	$(175,152)	$(102,424)
Financing activities	$(194,697)	$(235,546)	$(81,114)	$120,058	$9,282

	Years Ended December 31,
	2008	2007	2006	2005	2004
Airline Operating Data:
Passengers carried (000’s)	18,918	16,287	12,666	9,137	6,842
Revenue passenger miles (000’s) (2)	9,700,978	8,581,836	6,650,399	4,516,518	3,062,940
Available seat miles (000’s) (3)	13,213,701	11,511,795	9,154,719	6,559,966	4,618,042
Passenger load factor (4)	73.4%	74.5%	72.6%	68.8%	66.3%
Revenue per available seat mile (5)	$0.112	$0.112	$0.125	$0.138	$0.140
Cost per available seat mile (6)	$0.103	$0.102	$0.112	$0.124	$0.126
EBITDA (7)	$402,477	$347,885	$314,765	$228,597	$126,275
Average passenger trip length (miles)	513	527	525	494	448

Number of aircraft in operations (end of period):
Regional Jets:
Owned	142	131	109	90	62
Leased	79	88	62	52	49
Saab Turboprops (8):
Owned	—	—	—	—	4
Leased	—	—	—	—	13
Total aircraft	221	219	171	142	128

			As of December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:			(in thousands)
Cash and cash equivalents	$129,656	$164,004	$195,528	$162,005	$46,220
Aircraft and other equipment—net	2,692,410	2,308,726	1,889,717	1,662,236	984,512
Total assets	3,236,578	2,773,078	2,358,441	2,035,947	1,171,820
Long-term debt, including current maturities	2,277,845	1,913,580	1,568,803	1,413,440	850,869
Total stockholders' equity	475,939	426,086	508,829	424,698	174,651

(1) As of December 31, 2008, approximately 70% of our aircraft fuel is supplied directly by our code-share partners, and thus we do not record expense or the related revenue for those gallons of fuel.  United started directly supplying fuel for certain locations in January 2007.  All fuel related to the Continental, Midwest, Mokulele and US Airways operations is directly supplied as well.  Frontier also directly supplied fuel until the aircraft were removed from service during the second quarter of 2008.  We pass through all fuel costs relating to our American and Delta operations, recognizing both the expense and the revenue on a gross basis.

(2) Passengers carried multiplied by miles flown.

(3) Passenger seats available multiplied by miles flown.

(4) Revenue passenger miles divided by available seat miles.

(5) Total airline operating revenues divided by available seat miles.

(6) Total operating and interest expenses divided by available seat miles. Total operating and interest expenses is not a calculation based on accounting principles generally accepted in the United States of America and should not be considered as an alternative to total operating expenses. Cost per available seat mile utilizing this measurement is included as it is a measurement recognized by the investing public relative to the airline industry.

(7) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. EBITDA is not a calculation based on accounting principles generally accepted in the United States of America and should not be considered as an alternative to net income or operating income as indicators of our financial performance or to cash flow as a measure of liquidity. In addition, our calculations may not be comparable to other similarly titled measures of other companies. EBITDA is included as a supplemental disclosure because it may provide useful information regarding our ability to service debt and lease payments and to fund capital expenditures. Our ability to service debt and lease payments and to fund capital expenditures in the future, however, may be affected by other operating or legal requirements or uncertainties. Currently, aircraft and engine ownership costs, which include aircraft and engine rent, depreciation, and interest expense, are our most significant cash expenditure. In addition, EBITDA is a well recognized performance and liquidity measurement in the airline industry and, consequently, we have provided this information.

The following represents a reconciliation of EBITDA to net cash from operating activities for the periods indicated:

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
EBITDA	$402,477	$347,885	$314,765	$228,597	$126,275
Interest expense	(131,856)	(107,323)	(91,128)	(63,546)	(28,464)
Debt issue costs and other amortization	7,078	6,764	4,551	2,776	1,928
Warrant amortization	(15,953)	102	565	372	800
Loss (gain) on aircraft and other equipment disposals	4,749	255	(2,168)	(4,494)	2,592
Realized gain on interest rate swaps	(5,785)	—	—	—	—
Gain on extinguishment of debt	(5,980)	—	—	—	—
Notes receivable interest	(1,087)	—	—	—	—
Notes receivable allowance	1,500	—	—	—	—
Amortization of deferred credits	(1,960)	(1,761)	(1,438)	(1,346)	(1,285)
Stock compensation expense	3,925	3,119	1,297	125	214
Current income tax expense	(3,496)	(120)	(495)	(1,915)	(520)
Changes in certain assets and liabilities:
Receivables	2,281	(7,944)	(2,939)	(10,323)	10,480
Inventories	(8,212)	(11,419)	(11,448)	1,276	(2,683)
Prepaid expenses and other current assets	(7,996)	1,554	1,474	(4,907)	(1,022)
Accounts payable	(2,158)	11,299	10,546	1,152	1,963
Accrued liabilities	16,006	4,022	16,826	28,980	11,370
Deferred revenue	—	44,590	—	—	—
Other assets	(11,246)	(10,533)	(11,261)	(5,868)	(4,821)

Net cash from operating activities	$242,287	$280,490	$229,147	$170,879	$116,827

(8) Excludes five Saab 340 aircraft held for sale as of December 31, 2005 and one as of December 31, 2004.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We are a Delaware holding company organized in 1996 that owns three regional airlines: Chautauqua Airlines, Inc., (“Chautauqua Airlines”), our operator of 44 to 50 seat aircraft; Shuttle America Corporation (“Shuttle America”), our operator of 70 to 76 seat aircraft; and Republic Airline Inc. (“Republic Airline”), our operator of 76 to 86 seat aircraft.  As of December 31, 2008, our subsidiaries offered scheduled passenger service on approximately 1,250 flights daily to 109 cities in 35 states, Canada, Mexico, and Jamaica pursuant to code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), Continental Airlines, Inc. (“Continental”), Delta Air Lines, Inc. (“Delta”), Midwest Airlines, Inc. (“Midwest”), Mokulele Flight Service, Inc. (“Mokulele”), United Air Lines, Inc. (“United”), and US Airways, Inc. (“US Airways”), (collectively referred to as our “Partners”). We began flying for Midwest and Mokulele in October and November 2008, respectively. Currently, we provide our Partners with regional jet service, operating as AmericanConnection, Continental Express, Delta Connection, Midwest Connect, Mokulele Airlines, United Express, or US Airways Express, including service out of their hubs and focus cities.

Unless the context indicates otherwise, the terms “the Company,” “we,” “us,” or “our,” refer to Republic Airways Holdings Inc. and our subsidiaries.

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

In January 2007, we entered into a fixed-fee code-share agreement with Frontier Airlines, Inc. (“Frontier”).  In April 2008, Frontier rejected the agreement.  Frontier's rejection of the agreement was prompted by its filing for Chapter 11 bankruptcy protection on April 11, 2008.  As of the bankruptcy date, we were operating 12 of the 17 E170 aircraft to be provided under the terms of the agreement.  All 12 E170 aircraft were removed from service with Frontier during the second quarter of 2008.

During 2008 we increased our operational fleet by two aircraft from 219 to 221 aircraft.  Our operational fleet is comprised of 127 E170/175, 70-86 seat aircraft, 77 E140/145, 44-50 seat aircraft, and 17 CRJ-200, 50 seat aircraft.  During 2008, we took delivery of 26 E175 aircraft. Thirteen were placed into service for US Airways and 13 were placed into service for Delta. Twenty-four aircraft were removed from operations during the year.  Fifteen 37 seat E135 aircraft were removed from Delta operations, two E135 aircraft were removed from charter service and seven 50 seat CRJ-200 aircraft were removed from Continental operations.  All 24 of the aircraft removed from service are under agreement to be sold or will be returned to the lessor in 2009.

Also during 2008, we transitioned 12 E170 aircraft from Frontier to Midwest and two E170 aircraft from Delta to Mokulele. As of December 31, 2008, four E170 aircraft were not operating for our Partners. Of these four aircraft, two are scheduled to go into operation for Mokulele in 2009 and two are under short-term agreement to operate for Delta between March and September 2009.

As of December 31, 2008, we have agreed to place into service an additional three, new E175 aircraft for Delta during the first quarter of 2009. These aircraft are covered by firm orders with the aircraft manufacturer. The Company has options for 54 E170 aircraft, which may be converted to options for E175, E190 or E195 aircraft, which range in size from 78 seats to 110 seats.

We expect to reduce our E140/145 and CRJ-200 fleets by a total of 19 aircraft in 2009. Under our Continental agreement, we expect ten of the 17 remaining CRJ-200 aircraft to be removed from service and returned to the lessor during 2009.  The final seven CRJ-200 aircraft are under leases that expire during the first quarter of 2010. Under our United agreement, seven E145 aircraft are scheduled to be removed in December 2009. We intend to sell or otherwise sublease these aircraft.  In October 2008 we and American reached an agreement to amend our airline services agreement. A key term of this agreement calls for the removal of two of the 15 E140 aircraft currently operating for American to be removed from service by June 2009. American will continue to reimburse us for the two aircraft as spares unless we sell, sublease or otherwise place the aircraft.

For the years ended December 31, 2008, 2007 and 2006 respectively, Delta accounted for approximately 29%, 33% and 35%, US Airways accounted for approximately 25%, 22% and 24%, United accounted for approximately 21%, 24% and 30% and American accounted for approximately 10%, 9% and 11% of our regional airline services revenues. For the years ending December 31, 2008 and 2007 Continental accounted for approximately 12% and 10% and Frontier accounted for approximately 2% and 2% of our regional airline services revenues. Midwest accounted for approximately 1% and Mokulele accounted for less than 1% of our regional airline services revenues for the year ended December 31, 2008.

Fleet Transition and Growth

The following table sets forth the number and type of aircraft in service and operated by us at the dates indicated:

	December 31,
	2008			2007			2006
	Total	Owned	Leased	Total	Owned	Leased	Total	Owned	Leased
Aircraft:
Embraer E135 LR (1)	—	—	—	17	15	2	17	15	2
Embraer E140 LR	15	11	4	15	11	4	15	11	4
Embraer E145 LR (2)	62	27	35	62	27	35	63	27	36
Embraer E170 LR (3)	76	56	20	76	56	20	76	56	20
Embraer E175 LR	51	48	3	25	22	3	—	—	—
Bombarier CRJ-200	17	—	17	24	—	24	—	—	—

Total	221	142	79	219	131	88	171	109	62

(1) Two of these aircraft were used for charter operations and as spares at December 31, 2007 and 2006.

(2) Two of these aircraft were used for charter operations and as spares at December 31, 2008 and 2006.  One of these aircraft was used for charter operations and as a spare at December 31, 2007.

(3) Six of these aircraft were unassigned or not yet in use for our Partners at December 31, 2008. Four of these aircraft were unassigned at December 31, 2006.

In addition to the aircraft listed above, we subleased six E145 aircraft to an airline in Mexico, we have nine E135 aircraft classified as held-for-sale, of which eight are under an agreement to be sold. We also have six CRJ-200 aircraft that will be returned to the lessor in 2009.

There were 67 Embraer aircraft operating on behalf of the US Airways agreements at December 31, 2008, and 58 Embraer aircraft in 2007 and 2006. There were 15 Embraer aircraft operating under the agreement with American at December 31, 2008, 2007 and 2006. There were 40, 55 and 55 Embraer aircraft operating under the agreements with Delta at December 31, 2008, 2007 and 2006, respectively. There were 40, 35 and 35 Embraer aircraft operating under the agreements with United at December 31, 2008, 2007 and 2006, respectively.  In January 2007, we began operations for Continental. There were 20 and 20 Embraer and 17 and 24 Bombardier aircraft in operation with Continental at December 31, 2008 and 2007, respectively. In March 2007, we began operations for Frontier, and at December 31, 2007 we had nine aircraft in operation with Frontier. We began operations for Midwest in September 2008 and at December 31, 2008 we had 12 aircraft in operation with Midwest. In November 2008 we began operations with Mokulele and at December 31, 2008 we have 2 aircraft in operation with Mokulele.

Revenue

Under our fixed-fee arrangements with our Partners, we receive fixed-fees, as well as reimbursement of specified costs on a gross basis with additional possible incentives from our Partners for superior performance. For the years ended December 31, 2008, 2007 and 2006 all of our regional airline services revenue was earned under our fixed-fee arrangements. The number of aircraft we operate and aircraft utilization are the most significant drivers of our revenue, as opposed to the number of passengers we carry or the fare the passengers pay.

Operating Expenses

A brief description of the items included in our operating expenses line items follows.

Wages and Benefits

This expense includes not only wages and salaries, but also expenses associated with various employee benefit plans, employee incentives, stock compensation, and payroll taxes. These expenses will fluctuate based primarily on our level of operations changes in wage rates for contract and non-contract employees and changes in costs of our benefit plans.

Aircraft Fuel

As of December 31, 2008, approximately 70% of our aircraft fuel is supplied directly by our code-share partners, and thus we do not record expense or the related revenue for those gallons of fuel.  United started directly supplying fuel for certain locations in January 2007.  All fuel related to the Continental, Frontier, Midwest, Mokulele and US Airways operations is directly supplied as well.  We pass through all fuel costs relating to our American and Delta operations, realizing both the expense and the revenue.

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

Depreciation and Amortization

 This expense includes the depreciation of all fixed assets, including aircraft, and the amortization of the commuter slots that we own.  Goodwill and intangibles with an indefinite life are required to be evaluated for impairment on an annual basis. If we determine the goodwill and intangibles are impaired, we are required to write-off the amount of goodwill and intangibles that are impaired.  As of December 31, 2008 and 2007, goodwill and intangibles totaled $61.6 million and $62.0 million respectively, net of amortization.

Other

This expense includes the costs of crew training, crew travel, airport, passenger and ground handling related expenses, all other lease expenses, professional fees, impairment loss and accrued aircraft return costs, gains and losses on disposal of assets and all other administrative, facilities and operational overhead expenses not included in other line items above.

The following table sets forth information regarding the Company's expense components for the years ended December 31, 2008, 2007 and 2006, expressed in cents per available seat mile (ASM).

Certain Statistical Information
	Years Ended December 31,
	Operating Expenses per ASM in cents
	2008	2007	2006
OPERATING EXPENSES
Wages and benefits	1.91	1.97	1.92
Aircraft fuel (1)	2.48	2.58	3.55
Landing fees	0.45	0.47	0.46
Aircraft and engine rent	1.02	1.08	1.03
Maintenance and repair	1.28	1.13	1.15
Insurance and taxes	0.20	0.16	0.19
Depreciation and amortization	1.01	0.93	1.01
Other	0.92	0.91	0.85

Total operating expenses	9.27	9.23	10.16

Plus interest expense	1.00	0.93	1.00

Total operating and interest expenses	10.27	10.16	11.16

Total operating and interest expenses excluding aircraft fuel	7.79	7.58	7.61

(1) As of December 31, 2008, approximately 70% of our aircraft fuel is supplied directly by our code-share partners, and thus we do not record expense or the related revenue for those gallons of fuel.  United started directly supplying fuel for certain locations in January 2007.  All fuel related to the Continental, Frontier, Midwest, Mokulele and US Airways operations is directly supplied as well.  We pass through all fuel costs relating to our American and Delta operations, recognizing both the expense and the revenue on a gross basis.

	Years Ended December 31,
	2008		Increase/ (Decrease) 2008-2007		2007		Increase/ (Decrease) 2007-2006		2006

Passengers carried (000’s)	18,918		16.2%		16,287		28.6%		12,666
Revenue passenger miles (000’s) (1)	9,700,978		13.0%		8,581,836		29.0%		6,650,399
Available seat miles (000’s) (2)	13,213,701		14.8%		11,511,795		25.7%		9,154,719
Passenger load factor (3)	73.4%		(1.1	pp)	74.5%		1.9	pp	72.6%
Cost per available seat mile (4)	10.27	¢	1.1%		10.16	¢	(9.0%)		11.16	¢
Average price per gallon of fuel (5)	$3.21		33.8%		$2.40		11.1%		$2.16
Fuel gallons consumed (6)	101,998,657		(17.4%)		123,438,728		(17.4%)		149,383,949
Block hours (7)	740,403		8.9%		679,718		22.1%		556,635
Average passenger trip length (miles)	513		(2.7%)		527		0.4%		525
Average daily utilization of each aircraft (hours) (8)	10.03		(2.8%)		10.32		(0.3%)		10.35
Aircraft in operations at end of period	221		0.9%		219		28.1%		171

(1) Passengers carried multiplied by miles flown.

(2) Passenger seats available multiplied by miles flown.

(3) Revenue passenger miles divided by available seat miles.

(4) Total operating and interest expenses divided by available seat miles.

(5) Cost of aircraft fuel, including fuel taxes and into-plane fees.

(6) As of December 31, 2008, approximately 70% of our aircraft fuel is supplied directly by our code-share partners, and thus we do not record expense or the related revenue for those gallons of fuel.  United started directly supplying fuel for certain locations in January 2007.  All fuel related to the Continental, Midwest, Mokulele and US Airways operations is directly supplied as well.  Frontier also directly supplied fuel until the aircraft were removed from service during the second quarter of 2008.  We pass through all fuel costs relating to our American and Delta operations, recognizing both the expense and the revenue on a gross basis.

(7) Hours from takeoff to landing, including taxi time.

(8) Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

Results of Operations

2008 Compared to 2007

The following table sets forth information regarding the Company’s expense components for the years ended December 31, 2008 and December 31, 2007. Individual expense components are also expressed in cents per ASM.

	Years ended December 31,
	2008		2007
	Amount	Cents per ASM	Amount	Cents per ASM
	(in thousands)		(in thousands)
OPERATING EXPENSES:
Wages and benefits	$252,336	1.91	$226,521	1.97
Aircraft fuel	327,791	2.48	296,573	2.58
Landing fees	59,891	0.45	53,684	0.47
Aircraft and engine rent	134,206	1.02	124,961	1.08
Maintenance and repair	169,425	1.28	130,237	1.13
Insurance and taxes	25,793	0.20	19,039	0.16
Depreciation and amortization	133,206	1.01	106,594	0.93
Other	122,012	0.92	104,790	0.91
Total operating expenses	1,224,660	9.27	1,062,399	9.25

Interest expense	131,856	1.00	107,323	0.93

Total operating expenses and interest expense	$1,356,516	10.27	$1,169,722	10.16

Total operating expenses and interest expense less fuel	$1,028,725	7.79	$873,149	7.58

Operating revenue in 2008 increased by 14.5%, or $187.1 million, to $1.48 billion compared to $1.29 billion in 2007. Excluding reimbursement for fuel expense, which is a pass-through cost to our Partners, regional airline service revenues increased 15.6% for 2008.  The increase was due primarily to fixed-fee revenue earned from the addition of 26 E175 aircraft that were placed into service throughout 2008.  Partially offsetting this increase was the removal of fifteen 37-seat aircraft from Delta, seven 50-seat aircraft from Continental and two 37-seat aircraft from charter operations.  These aircraft, which are being sold or returned to the lessor, were removed during the last six months of 2008.

Total operating and interest expenses, excluding fuel increased by 17.8%, or $155.6 million, to $1.03 billion for 2008 compared to $873.1 million during 2007 due to the increase in flight operations. The cost per available seat mile on total operating and interest expenses, excluding fuel charges, increased to 7.79¢ in 2008 compared to 7.58¢ in 2007.  Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 11.4%, or $25.8 million, to $252.3 million for 2008 compared to $226.5 million for 2007 due primarily to a $20.7 million increase in flight crew and maintenance operations wage expenses to support the increase in regional jet operations.  Overhead and stock compensation expense increased $3.2 million while payroll taxes and benefits increased $2.2 million in 2008.  The cost per available seat mile decreased to 1.91¢ for 2008 compared to 1.97¢ in 2007.

Aircraft fuel expense increased 10.5%, or $31.2 million, to $327.8 million for 2008 compared to $296.6 million for 2007 due to a 34% increase in the average fuel price per gallon from $2.40 in 2007 to $3.21 in 2008, partially offset by a 17% decrease in gallons consumed due to United paying for fuel directly for more locations in 2008.  The unit cost decreased to 2.48¢ in 2008 compared to 2.58¢ in 2007.

Landing fees increased by 11.6%, or $6.2 million, to $59.9 million in 2008 compared to $53.7 million in 2007. The increase is due mainly to a 10% increase in departures. Our fixed-fee agreements provide for a direct reimbursement of landing fees. The unit cost was 0.45¢ in 2008 compared to 0.47¢ in 2007.

Aircraft and engine rent increased by 7.4%, or $9.2 million, to $134.2 million in 2008 compared to $125.0 million in 2007 due to a $6.2 million increase in aircraft rents of CRJ-200 aircraft, which are on short-term leases and a $3.2 million increase in aircraft rents of 70-seat aircraft.  The unit cost decreased to 1.02¢ for 2008 compared to 1.08¢ for 2007.

Maintenance and repair expenses increased by 30.1%, or $39.2 million, to $169.4 million in 2008 compared to $130.2 million for 2007 due mainly to the addition of 26 E175 aircraft in 2008, which resulted in a $12.9 million increase in long-term maintenance agreement expenses.  Long-term maintenance agreement expenses for the 50-seat jets increased $7.7 million.  Additionally, repair expenses on parts not under warranty or not included under long term contracts increased $9.7 million for the fleet.  Scheduled heavy maintenance events for the fleet also increased by $5.4 million.  The unit cost increased to 1.28¢ in 2008 compared to 1.13¢ in 2007.

Insurance and taxes increased 35.5%, or $6.8 million, to $25.8 million in 2008 compared to $19.0 million in 2007. Property taxes increased $5.6 million and insurance increased due to the increase in regional jet operations. Our fixed-fee agreements generally provide for a direct reimbursement of insurance and property taxes.  The unit cost increased to 0.20¢ in 2008 compared to 0.16¢ in 2007.

Depreciation and amortization increased 25.0%, or $26.6 million, to $133.2 million in 2008 compared to $106.6 million in 2007 due mainly to $24.6 million of additional depreciation on E175 aircraft purchased during 2007 and 2008. The unit cost increased to 1.01¢ in 2008 compared to 0.93¢ in 2007.

Other expenses increased 16.4%, or $17.2 million, to $122.0 million in 2008 from $104.8 million in 2007, due primarily to $13.8 million of expenses related to costs associated with the return of aircraft on lease and the preparation of aircraft removed from fixed-fee service for future sale. Additionally, there was a $1.5 million increase in passenger catering costs and other operational expenses to support the increased regional jet operations. The unit cost increased to 0.92¢ in 2008 compared to 0.91¢ in 2007.

Interest expense increased 22.9% or $24.5 million, to $131.9 million in 2008 from $107.3 million in 2007 primarily due to interest on debt related to the financing aircraft purchased during 2007 and 2008. The weighted average interest rate decreased from 6.2% in 2007 to 6.1% in 2008. The unit cost increased to 1.00¢ in 2008 compared to 0.93¢ in 2007.

We incurred income tax expense of $52.8 million during 2008, compared to $51.2 million in 2007. The effective tax rates for 2008 and 2007 were 38.4% and 38.2%, respectively, which were higher than the statutory rate due to state income taxes and non-deductible meals and entertainment expense, primarily for our flight crews.

2007 Compared to 2006

The following table sets forth information regarding the Company’s expense components for the years ended December 31, 2007 and December 31, 2006. Individual expense components are also expressed in cents per ASM.

	Years ended December 31,
	2007		2006
	Amount	Cents per ASM	Amount	Cents per ASM
	(in thousands)		(in thousands)
OPERATING EXPENSES:
Wages and benefits	$226,521	1.97	$175,483	1.92
Aircraft fuel	296,573	2.58	325,500	3.55
Landing fees	53,684	0.47	41,993	0.46
Aircraft and engine rent	124,961	1.08	94,773	1.03
Maintenance and repair	130,237	1.13	105,198	1.15
Insurance and taxes	19,039	0.16	17,652	0.19
Depreciation and amortization	106,594	0.93	92,228	1.01
Other	104,790	0.91	77,658	0.85
Total operating expenses	1,062,399	9.25	930,485	10.16

Interest expense	107,323	0.93	91,128	1.00

Total operating expenses and interest expense	$1,169,722	10.16	$1,021,613	11.16

Total operating expenses and interest expense less fuel	$873,149	7.58	$696,113	7.61

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

Other expenses increased 34.9%, or $27.1 million, to $104.8 million in 2007 from $77.7 million in 2006, due primarily to $15.8 million of increases in flight crew training and travel expenses and $7.6 million of increases in passenger catering costs and other operational expenses to support the increased regional jet operations and increased pilot attrition. The unit cost increased to 0.91¢ in 2007 compared to 0.85¢ in 2006.

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

Liquidity and Capital Resources

As of December 31, 2008, we had $129.7 million in cash and cash equivalents and $2.7 million available under our revolving credit facility, which can only be used to secure letters of credit. At December 31, 2008, we had a working capital surplus of $14.7 million.

The Company’s $15.0 million revolving credit facility with Bank of America Business Capital expires March 31, 2009.  The Company utilizes the facility to cover outstanding letters of credit, which total $12.4 million as of December 31, 2008.  The revolving credit facility is collateralized by all of the Company’s assets, excluding the owned aircraft and engines. The facility contains a liquidity covenant, a specified fixed charge coverage ratio and a debt to earnings leverage ratio. The Company pays an annual commitment fee on the unused portion of the revolving credit facility in an amount equal to 0.375%. The credit facility limits the Company’s ability to incur indebtedness or create or incur liens on its assets. The Company was in compliance with the covenants at December 31, 2008.   The Company is currently negotiating with the bank on replacing the existing facility.  If the Company is unable to renew the existing facility or secure a new facility with a bank, it may require the Company to cash collateralize its outstanding letters of credit.

Net cash provided by operating activities was $242.3 million in 2008 compared to $280.5 million in 2007.  The decrease of $38.2 million is primarily attributable to the receipt of cash from the sale of the Company’s $44.6 million Delta pre-petition claim in 2007 offset by an increase in cash used for working capital needs of $11.3 million.

Net cash used in investing activities was $81.9 million in 2008 compared to $76.5 million in 2007.  During 2008, the Company acquired and debt financed 26 E175 aircraft.  The total debt related to these aircraft of $526.2 million was obtained from banks at terms of 5 to 15 years and interest rates ranging from 2.73% to 6.91%.  Cash used in the acquisition of aircraft, net of aircraft deposits totaled $59.2 million in 2008 and $66.1 million in 2007.  Other capital expenditures related to flight equipment, furniture and fixtures, and leasehold improvements utilized $19.2 million in 2008 and $26.2 million in 2007.  The Company received proceeds of $52.9 million in 2008 and $15.8 million in 2007 from the sale of aircraft and other equipment.  The increase of $19.0 million of the $37.1 million increase in proceeds from 2007 to 2008 is related to the sale of two E135 aircraft in 2008.  In addition, the Company originated loans to Frontier Airlines, Midwest, Mokulele and US Airways totaling $55.0 million in 2008.

Net cash used in financing activities was $194.7 million in 2008.  During 2008, the Company received proceeds of $6.7 million from the refinancing of six E175 aircraft.  The Company received proceeds of $5.8 million related to the settlement of interest rate swaps and incurred $4.6 million of debt issue costs.  The Company received proceeds of $0.3 million related to the exercise of stock options by employees and non-employee directors.  The Company made payments on debt of $113.6 million and additional payments of $50.0 million related to the early extinguishment of debt on the E135 sold in 2008.  The early extinguishment of debt resulted in a $6.0 million gain for 2008.  The Company repurchased 2,265,539 shares of its common stock on the open market or through privately negotiated transactions at a weighted average purchase price of $17.39 for total consideration of $39.4 million in 2008 under the December 2007 Board of Director’s authorization, which closed in December 2008.

We currently anticipate that our available cash resources, cash generated from operations and anticipated third party funding arrangements for the planned addition of 3 new aircraft will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Aircraft Leases and Other Off-Balance Sheet Arrangements

We have significant obligations for aircraft and engines that are classified as operating leases and, therefore, are not reflected as liabilities on our balance sheet. Aircraft leases expire between 2009 and 2023. As of December 31, 2008, our total mandatory payments under operating leases for aircraft aggregated approximately $976.6 million and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $119.3 million. Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. The leases expire through 2026. As of December 31, 2008, our total mandatory payments under other non-cancelable operating leases aggregated approximately $121.6 million. Total minimum annual other rental payments for the next 12 months are approximately $12.0 million.

Purchase Commitments

As of December 31, 2008, the Company had firm orders to purchase three E170/175 aircraft. The current total list price of the three aircraft is $105.0 million.  The Company took delivery of one aircraft in January 2009 and two in February 2009, all of which were debt financed.  During the year ended December 31, 2008, the Company made aircraft deposits in accordance with the aircraft commitments of $20.9 million. The Company also has a commitment to acquire seven spare aircraft engines with a current list price of approximately $31.8 million.  The Company expects to take delivery of two engines per year through 2011 and one engine in 2012.  These commitments are subject to customary closing conditions.

At US Airways’ option, and subject to certain other conditions, the Company has a note receivable funding commitment of $25.0 million, which is expected in March 2009.  Interest on the note is at the three-month LIBOR rate plus a margin and is to be paid quarterly, with the principal amounts to be repaid between October 2009 and October 2011.

On March 5, 2009, we agreed to a firm commitment for $40 million in post-petition debtor-in-possession (DIP) financing to Frontier.  This new DIP facility refinances the existing DIP loan that matures in April 2009.  The DIP facility is subject to approval by the United States Bankruptcy Court for the Southern District of New York and other pre-closing conditions.  Frontier and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code on April 10, 2008.  As a condition to the loan, Frontier has agreed to allow the Company’s damage claim in the amount of $150 million arising out of Frontier’s rejection of the Airline Services Agreement, dated January 11, 2007.

We expect to fund future capital and funding commitments through internally generated funds, third-party aircraft financings, and debt and other financings.

Our contractual obligations and commercial commitments at December 31, 2008, include the following (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
Long-term debt (including interest)	$270,108	$818,594	$586,041	$1,518,028	$3,192,771
Operating leases	131,226	331,075	201,363	434,577	1,098,241
Tax liability for uncertain tax positions	—	—	—	5,252	5,252
Funding commitments on notes receivable	52,500	—	—	—	52,500
Debt or Lease Financed Aircraft under firm orders (3)	105,000	—	—	—	105,000
Engines under firm orders (7)	9,100	22,700	—	—	31,800

Total contractual cash obligations	$567,934	$1,172,369	$787,404	$1,957,857	$4,485,564

The Company has long-term maintenance agreements with an avionics equipment manufacturer and maintenance provider that has a guaranteed minimum annual flight hour requirement. The minimum guaranteed amount based on the Company's current operations is $4.0 million per year through December 2014 for the E145 family of aircraft and $8.2 million per year through December 2014 for the E170 family of aircraft.

The Company has long-term maintenance agreements with aviation equipment manufacturers to maintain the auxiliary power units for the E145 family of aircraft and the CRJ-200 regional aircraft through June 2013 and December 2012, respectively. The agreement has a penalty payment provision if more than twenty percent of the Company's aircraft are removed from service based on the annual flight activity prior to the date of removal.

The Company has long-term maintenance agreements based upon flight activity with engine manufacturers through February 2010 for the CRJ-200 aircraft, October 2012 for the E145 family of aircraft and through December 2014 for the E170 family of aircraft.

The Company has long-term maintenance agreements for wheels and brakes through June 2014 for the E145 family of aircraft and through February 2017 for the E170 family of aircraft. The agreement has an early termination penalty, if the Company removes seller's equipment from certain aircraft, sells or leases certain aircraft to a third party or terminates the services prior to expiration of the agreement.

The Company has a long-term agreement to provide, manage and repair certain airframe components and spare parts on the CRJ-200 aircraft through December 2009 that has a guaranteed minimum flight hour requirement. Based on the Company’s projected lease return schedule of the aircraft, the Company believes it will not meet the minimum requirement for the remaining term and has recorded a liability of $1.2 million as of December 31, 2008.

Total payments under these long-term maintenance agreements were $101.9 million, $76.8 million, and $56.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Our commercial commitments at December 31, 2008 include letters of credit totaling $12.4 million expiring within one year.

Cash payments for interest were approximately $122.4 million in 2008. Tax payments in 2008 were not significant and we are not expecting significant payments in 2009.

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

• Revenue Recognition. Under our fixed-fee arrangements with American, Delta, Continental, Midwest, Mokulele, United and US Airways, the Company receives a fixed-fee, as well as reimbursement of specified costs on a gross basis with additional possible incentives from our Partners for superior service. Revenues are recognized in the period the service is provided, and we perform an estimate of the profit component based upon the information available at the end of the accounting period. The reimbursement of specified costs, known as “pass-through costs”, may include aircraft ownership cost, passenger liability and hull insurance, aircraft property taxes, fuel, landing fees and catering. All revenue recognized under these contracts is presented at the gross amount billed for reimbursement pursuant to Emerging Issues Tax Force Issue (“EITF”) No. 99-19  Reporting Revenue Gross as a Principal versus Net as an Agent.  Under the Company’s code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs. In accordance with EITF No. 01-08, Determining Whether an Arrangement Contains a Lease, the Company has concluded that a component of its revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during fiscal 2008, 2007 and 2006 was $348.4 million, $310.3 million and $258.6 million, respectively, and has been included in regional airline services revenue on the Company’s consolidated statements of income.

• Aircraft Leases. The Company has aircraft that are leased from third parties. In order to determine the proper classification of a lease as either an operating lease or a capital lease, the Company must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of the Company’s aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the term of the related leases. Additionally, operating leases are not reflected in the Company’s consolidated balance sheet and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in the Company’s consolidated balance sheet. The Company is responsible for all other maintenance costs of its aircraft and must meet specified return conditions upon lease expiration for both the airframes and engines. The Company recorded a $4.9 million liability for the return conditions  for the CRJ-200 aircraft being returned to the lessor at December 31, 2008.

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

• Impairments to Goodwill.  SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.  Goodwill represents the excess of the purchase price over the assets acquired and liabilities assumed from the push-down accounting in May 1998.  The Company has one reporting unit and all of the goodwill of $13.3 million is assigned to that unit.  In assessing the recoverability of goodwill, the Company makes a determination of the fair value of its business.  Fair value is determined using a combination of an income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to their present value, and a market approach, which estimates fair value using market multiples of various financial measures compared to a set of comparable public companies in the regional airline industry.  An impairment loss will generally be recognized when the carrying amount of the net assets of the business exceeds its estimated fair value.  The valuation methodology and underlying financial information included in the Company’s determination of fair value require significant judgments to be made by management.  These judgments include, but are not limited to, market valuation comparisons to similar airlines, long term projections of future financial performance and the selection of appropriate discount rates used to determine the present value of future cash flows.  Changes in such estimates or the application of alternative assumptions could produce significantly different results.  During the second and third quarter of 2008, the Company performed an interim test of its goodwill.  Factors deemed by management to have collectively constituted a potential triggering event included record high fuel prices, a softening US economy and the differences between market capitalization of our stock as compared to the book value of equity.  As of December 31, 2008, the Company performed its annual assessment of the recoverability of its goodwill.  As a result of these assessments, no impairment was indicated.  The Company’s market capitalization was approximately $367.6 million as compared to its book value of approximately $475.9 million. For the period subsequent to December 31, 2008, through the filing date of this Form 10-K, the Company's market capitalization declined by an additional 55% and continues to be well below book value. Due to the continued recessionary economic environment, as well as other uncertainties, the Company may be required to record an impairment charge as early as the first quarter of 2009. The Company will continue to monitor circumstances and events in future periods to determine whether additional goodwill impairment testing is warranted.

• Aircraft Maintenance and Repair. We follow a method of expensing aircraft maintenance and repair costs as incurred. However, maintenance and repairs for engines and airframe components under power-by-the-hour contracts, such as engines, avionics, APUs, wheels and brakes, are expensed as the aircraft are operated based upon actual hours or cycles flown.

• Deferred credit - Delta Pre-Petition Claim and Surrendered Warrants.  As a result of the Delta amendment, in March 2007, we recorded a deferred credit of $44.6 million, which represented the net realizable value of the pre-petition claim on the approval date by the Bankruptcy Court. In addition, we recorded a deferred gain on the surrender of the warrants from Delta of $42.7 million, which was net of the write-off of the previously reported unamortized deferred warrant charge of $6.4 million. The deferred credits for the proceeds of the pre-petition claim and the gain on the surrender of the warrants totaling $87.3 million will be amortized as an adjustment to revenue over term of the agreements with Delta.

• Income Taxes. The Company has generated significant net operating losses (“NOLs”) for federal income tax purposes primarily from accelerated depreciation on owned aircraft.  Certain of our NOLs generated prior to July 2005 are subject to an annual limitation under Internal Revenue Code Section 382 (“IRC 382”). The annual limitation is based upon the enterprise value of the Company on the IRC 382 ownership change date multiplied by the applicable long-term tax exempt rate. If the utilization of deferred tax assets, and other carry forwards becomes uncertain in future years, we will be required to record a valuation allowance for the deferred tax assets not expected to be utilized.

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

Quarterly Information (unaudited)

The following table sets forth summary quarterly financial information for the years ended December 31, 2008 and 2007.

	Quarters Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands, except net income per share)
2008
Operating revenues	$363,883	$391,372	$385,248	$339,252
Operating income	65,813	65,761	60,204	63,317
Net income	20,151	28,431	17,007	18,992
Net income per share:
Basic	$0.56	$0.82	$0.50	$0.56
Diluted	$0.55	$0.81	$0.50	$0.56
Weighted average number of shares outstanding:
Basic	36,237,981	34,854,532	34,169,104	34,174,167
Diluted	36,561,294	34,977,671	34,169,104	34,174,167

2007
Operating revenues	$290,443	$320,313	$330,082	$351,839
Operating income	54,829	54,546	57,427	63,476
Net income	19,280	19,041	20,170	24,267
Net income per share:
Basic	$0.45	$0.46	$0.50	$0.66
Diluted	$0.44	$0.46	$0.49	$0.65
Weighted average number of shares outstanding:
Basic	42,616,419	41,319,327	40,582,516	36,932,777
Diluted	44,306,067	41,707,625	40,868,412	37,246,265

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

Interest Rates

Our earnings can be affected by changes in interest rates due to amount of cash and securities held. At December 31, 2008 and December 31, 2007 all of our long-term debt was fixed rate debt. We anticipate that additional debt will be at fixed rates. However, we believe we could fund any interest rate increases on additional variable rate long-term debt with the increased amounts of interest income.

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
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of Republic Airways Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, substantially all revenues are derived from code-share agreements with US Airways, Inc., Delta Air Lines, Inc., AMR Corp., the parent of American Airlines, Inc., United Air Lines, Inc., and Continental Airlines, Inc.

As discussed in Note 12 to the consolidated financial statements, on January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
March 16, 2009

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007
(In thousands, except share and per share amounts)

	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$129,656	$164,004
Receivables—net of allowance for doubtful accounts of $2,054 and $897, respectively	25,303	27,585
Inventories—net	51,885	43,424
Prepaid expenses and other current assets	17,924	9,928
Notes receivable—net of allowance of $1,500	54,394	—
Assets held for sale	82,959	—
Restricted cash	1,209	1,226
Deferred income taxes	7,406	7,510

Total current assets	370,736	253,677
Aircraft and other equipment—net	2,692,410	2,308,726
Intangible and other assets—net	160,097	197,340
Goodwill	13,335	13,335

Total	$3,236,578	$2,773,078

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$196,301	$131,700
Accounts payable	33,042	35,201
Accrued liabilities	126,742	109,792

Total current liabilities	356,085	276,693
Long-term debt—less current portion	2,081,544	1,781,880
Deferred credits and other non current liabilities	89,182	104,115
Deferred income taxes	233,828	184,304

Total liabilities	2,760,639	2,346,992

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.001 par value; one vote per share; 150,000,000 shares authorized; 43,781,116 and 43,474,466 shares issued and 34,448,683 and 36,407,572 shares outstanding, respectively	44	43
Additional paid-in capital	297,376	293,127
Treasury stock, at cost, 9,332,433 and 7,066,894 shares, respectively	(181,820)	(142,411)
Accumulated other comprehensive loss	(2,577)	(3,009)
Accumulated earnings	362,916	278,336

Total stockholders' equity	475,939	426,086

Total	$3,236,578	$2,773,078

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands, except per share amounts)

	2008	2007	2006
OPERATING REVENUES:
Regional airline services	$1,462,211	$1,274,607	$1,118,226
Charter and ground handling	5,138	5,867	8,932
Other	12,406	12,203	15,920

Total operating revenues	1,479,755	1,292,677	1,143,078
OPERATING EXPENSES:
Wages and benefits	252,336	226,521	175,483
Aircraft fuel	327,791	296,573	325,500
Landing fees	59,891	53,684	41,993
Aircraft and engine rent	134,206	124,961	94,773
Maintenance and repair	169,425	130,237	105,198
Insurance and taxes	25,793	19,039	17,652
Depreciation and amortization	133,206	106,594	92,228
Other	122,012	104,790	77,658

Total operating expenses	1,224,660	1,062,399	930,485

OPERATING INCOME	255,095	230,278	212,593

OTHER INCOME (EXPENSE):
Interest expense	(131,856)	(107,323)	(91,128)
Interest and other income	14,176	11,013	9,944

Total other income (expense)	(117,680)	(96,310)	(81,184)

INCOME BEFORE INCOME TAXES	137,415	133,968	131,409
INCOME TAX EXPENSE	52,835	51,210	51,899

Net income	$84,580	$82,758	$79,510

Basic net income per common share	$2.43	$2.05	$1.89

Diluted net income per common share	$2.42	$2.02	$1.82

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands)

	Other Comprehensive Income	Common Stock	Additional Paid-In Capital	Warrants	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Earnings	Total
Balance at January 1, 2006		$42	$277,505	$8,574		$(4,176)	$142,753	$424,698
Stock compensation expense			1,297					1,297
Exercise of employee stock options		1	3,024					3,025
Net income	$79,510						79,510	79,510
Reclassification adjustment for loss realized on derivatives, net of tax	299					299		299
Comprehensive income	$79,809
Balance at December 31, 2006		43	281,826	8,574		(3,877)	222,263	508,829
Stock compensation expense			3,119					3,119
Exercise of employee stock options			8,182					8,182
Net income	$82,758						82,758	82,758
Treasury stock repurchases					$(142,411)			(142,411)
Reclassification adjustment for loss realized on derivatives, net of tax	868					868		868
Cummulative effect of change in accounting principle (FIN 48)							(2,367)	(2,367)
Delta warrants surrender, net of tax				(8,574)			(24,318)	(32,892)
Comprehensive income	$83,626
Balance at December 31, 2007		43	293,127	—	(142,411)	(3,009)	278,336	426,086

Stock compensation expense			3,925					3,925
Exercise of employee stock options		1	324					325
Net income	$84,580						84,580	84,580
Treasury stock repurchases					(39,409)			(39,409)
Reclassification adjustment for loss realized on derivatives, net of tax	432					432		432
Comprehensive income	$85,012
Balance at December 31, 2008		$44	$297,376	$—	$(181,820)	$(2,577)	$362,916	$475,939

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands)

	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$84,580	$82,758	$79,510
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	133,206	106,594	92,228
Debt issue costs and other amortization	7,078	6,764	4,551
Warrant amortization	(15,953)	102	565
Loss (gain) on aircraft and other equipment disposals	4,749	255	(2,168)
Realized gain on interest rate swap	(5,785)	—	—
Gain on extinguishment of debt	(5,980)	—	—
Notes receivable interest	(1,087)	—	—
Notes receivable reserve	1,500	—	—
Amortization of deferred credits	(1,960)	(1,761)	(1,438)
Stock compensation expense	3,925	3,119	1,297
Deferred income taxes	49,339	51,090	51,404
Changes in certain assets and liabilities:
Receivables	2,281	(7,944)	(2,939)
Inventories	(8,212)	(11,419)	(11,448)
Prepaid expenses and other current assets	(7,996)	1,554	1,474
Accounts payable	(2,158)	11,299	10,546
Accrued liabilities	16,006	4,022	16,826
Deferred revenue (Delta pre-petition claim)	—	44,590	—
Other	(11,246)	(10,533)	(11,261)

Net cash from operating activities	242,287	280,490	229,147

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(127,832)	(99,545)	(89,255)
Proceeds from sale of aircraft equipment	52,945	15,798	18,180
Aircraft deposits and other	(20,884)	(51,414)	(67,563)
Aircraft deposits returned	68,623	58,681	24,148
Change in restricted cash	17	12	(20)
Origination of notes receivable	(55,032)	—	—
Principal payments on notes receivable	225	—	—

Net cash from investing activities	(81,938)	(76,468)	(114,510)

FINANCING ACTIVITIES:
Payments on debt	(113,565)	(93,475)	(79,900)
Proceeds from refinancing of aircraft	6,700	—	—
Payments on early extinguishment of debt	(49,969)	—	—
Proceeds from exercise of stock options	325	8,182	3,025
Debt issue costs	(4,564)	(7,842)	(4,239)
Proceeds on settlement of interest rate swaps	5,785	—	—
Purchase of treasury stock	(39,409)	(142,411)	—

Net cash from financing activities	(194,697)	(235,546)	(81,114)

Net changes in cash and cash equivalents	(34,348)	(31,524)	33,523
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	164,004	195,528	162,005

CASH AND CASH EQUIVALENTS AT END OF YEAR	$129,656	$164,004	$195,528
 See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
(Dollars in thousands, except share and per share amounts)

1. ORGANIZATION & BUSINESS

We are a Delaware holding company organized in 1996 that owns three regional airlines: Chautauqua Airlines, Inc., (“Chautauqua Airlines”), our operator of 44 to 50 seat aircraft; Shuttle America Corporation (“Shuttle America”), our operator of 70 to 76 seat aircraft; and Republic Airline Inc. (“Republic Airline”), our operator of 76 to 86 seat aircraft.  As of December 31, 2008, our subsidiaries offered scheduled passenger service on approximately 1,250 flights daily to 109 cities in 35 states, Canada, Mexico, and Jamaica pursuant to code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), Continental Airlines, Inc. (“Continental”), Delta Air Lines, Inc. (“Delta”), Midwest Airlines, Inc. (“Midwest”), Mokulele Flight Service, Inc. (“Mokulele”), United Air Lines, Inc. (“United”), and US Airways, Inc. (“US Airways”) (collectively referred to as our “Partners”). We began flying for Midwest and Mokulele in October and November 2008, respectively. Currently, we provide our Partners with regional jet service, operating as AmericanConnection, Continental Express, Delta Connection, Midwest Connect, Mokulele Airlines, United Express, or US Airways Express, including service out of their hubs and focus cities.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Republic Airways Holdings Inc., and its wholly-owned operating subsidiaries.

In April 2008, Frontier Airlines, Inc. (“Frontier”) rejected its air services agreement, which provided for the Company’s operation of 17 E170 aircraft. The first aircraft was placed into service in March 2007 and the last aircraft was expected to be placed into service in December 2008.  Frontier’s rejection of the agreement was prompted by its filing for Chapter 11 bankruptcy protection on April 11, 2008.  As of the bankruptcy date, the Company was operating 12 of the 17 E170 aircraft.  All 12 aircraft were removed during the second quarter of 2008 and transitioned to Midwest in the third and fourth quarter of 2008.  The Company filed a damage claim of approximately $215,000 arising out of Frontier’s rejection of the code-share agreement (see subsequent events at Note 16).  The ultimate amount of the Company’s claim will be determined in the future by the Court.  At this time the Company cannot estimate the recovery value, if any, of the ultimate allowable claim.  As of December 31, 2008, the Company fully reserved all pre-petition amounts due from Frontier, which totaled $676.  Additionally, the Company had removed all 12 E170 aircraft from service with Frontier and transitioned these aircraft to the Company’s Midwest code-share agreement.

The US Airways Code-Share Agreements
Under the Company’s fixed-fee code-share agreements with US Airways, it operates, as of December 31, 2008, nine E145 aircraft, 20 E170 aircraft and 38 E175 aircraft.  The Company’s code-share agreements with US Airways to operate E145 aircraft terminates in March 2013.  The code-share agreement for the E170 aircraft and the E175 aircraft terminates in September 2015 with respect to the E170 aircraft and eight of the E175 aircraft.  The remaining 30 E175 aircraft terminate 12 years from the in-service date for each aircraft’s in service date. US Airways may terminate the code-share agreements at any time for cause upon not less than 90 days notice and subject to the Company’s right to cure.

The American Code-Share Agreement

The Company has a fixed-fee code-share agreement with American to operate E140 aircraft.  As of December 31, 2008, the Company operated 15 E140 aircraft for American.  If American terminates the code-share agreement for cause, American has a call option to require that the Company assign to American all of its rights under the leases of aircraft, and to lease to American the aircraft to the extent the Company owns them, used at that time under the code-share agreement. If American exercises its call option, the Company is required to pay certain maintenance costs in transferring the aircraft to American's maintenance program.

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

In October 2008, the Company amended the code-share agreement to remove two E140 aircraft from service in June 2009.  American will reimburse the Company for the monthly rental fees until the removed aircraft are sold, subleased or otherwise transferred as long as the Company is using commercially reasonable efforts to dispose of the removed aircraft.  The amendment also provided for a two year extension on American’s early termination option so that American may not early terminate the agreement prior to March 2012, and a rate reduction on the remaining aircraft in service with American, which will be effective in April 2009.

The term of the American code-share agreement continues until February 1, 2013. American may reduce the term by one year each time that the Company fails to achieve an agreed performance level. American may only exercise this right three times during the term of the code-share agreement. Under certain circumstances, the agreement may be subject to termination for cause prior to that date.

The Delta Code-Share Agreements

As of December 31, 2008, the Company operated 24 E145 aircraft, 3 E170 aircraft, and 13 E175 aircraft for Delta.  The fixed-fee code-share agreements for the E135/145 and E170 aircraft terminate in May 2016 and January 2019, respectively. Delta may terminate the code-share agreements at any time, with or without cause, if it provides the Company 180 days written notice, provided that such notice shall not be given prior to November 2009 for the E145 regional jet code-share agreement and July 2015 for the E170 regional jet code-share agreement.  If Delta does choose to eliminate any aircraft at that time, it may not reduce the number of aircraft in service to less than 12 during the 12-month period following the 180 day initial notice period unless it completely terminates the code-share agreement.

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
In July 2008, the Company entered into a letter agreement with Delta to remove the final 11 E135 aircraft from the Delta Connection program effective September 30, 2008.  The aircraft were originally scheduled to be removed between November 2008 and April 2009.  Two of these aircraft were sold in 2008, and of the remaining nine E135 aircraft, eight are under an agreement to be sold in 2009 at a specified price.  The Company has classified all nine of the E135 aircraft as held for sale at their current estimated sales price less costs to sell.

The United Code-Share Agreements

As of December 31, 2008, the Company operated seven E145 aircraft and 33 E170 aircraft for United.  The E145 and E170 fixed-fee code-share agreements terminate on June 30, 2014 and June 30, 2019, respectively. United has the option of extending each agreement for five years or less.  In addition, under certain conditions, United may terminate the code-share agreements.  In July 2008, the Company received notice from United of their intent to terminate the E145 code-share agreement effective December 31, 2009.

United has a call option to assume the Company’s ownership or leasehold interest in certain aircraft if the Company wrongfully terminates the code-share agreements or if United terminates the agreements for the Company’s breach for certain reasons.

The Continental Code-Share Agreement

As of December 31, 2008, the Company operated 20 E145 aircraft and 17 CRJ-200 aircraft for Continental.  The CRJ-200 aircraft are operated under the fixed-fee code-share agreement on terms generally equivalent to the CRJ-200 leases, which vary from two to five years.  The E145 aircraft have a term of three to five years.  Under certain circumstances, Continental may extend the term on the aircraft up to five additional years.  The term of the agreement is effective as of January 8, 2007 and, unless earlier terminated or extended, will continue until July 2012.

The Midwest Code-Share Agreement

In September 2008, the Company entered into a fixed-fee code-share agreement with Midwest. Under the agreement, the Company provides and operates 12 E170 aircraft for Midwest.  The first aircraft was placed into service in October 2008 and the final aircraft was placed into service in November 2008. The agreement has a term of ten years. However, at Midwest’s option, and at any time prior to June 1, 2010, Midwest can elect to convert the agreement into a long-term aircraft lease.  The 12 E170 aircraft would be leased from the Company for the remaining duration of the agreement and operated on the Midwest operating certificate.

The Mokulele Code-Share Agreement

In October 2008, the Company entered into a fixed-fee code-share agreement with Mokulele. Under the agreement, the Company will provide and operate four E170 aircraft for Mokulele. The first two aircraft were placed into service in November 2008 with the additional two planned for delivery during the second quarter of 2009. The agreement has a term of ten years.  Mokulele is currently in default of its loan and code-share agreement. We are negotiating with Mokulele the terms of a possible recapitalization of Mokulele, but there can be no assurance that Mokulele will be recapitalized. As a part of these negotiations, we are contemplating converting $3,000 of our loan and injecting $3,000 of cash in exchange for 50% of Mokulele's common stock. Even if this recapitalization is completed, Mokulele could require additional funding, part or all of which may come from us. If the business environment does not improve for Mokulele, our financial condition, results of operations and liquidity could be adversely affected.

 Concentrations

The following sets forth our Partners’ regional airline services revenue and accounts receivable as a percentage of total regional airline services revenue and net receivables:

Regional airline services revenues for the years ended:	Delta	United	US Airways	American	Continental	Frontier	Midwest	Mokulele

December 31, 2008	29%	21%	25%	10%	12%	2%	1%	<1%
December 31, 2007	33	24	22	9	10	2	—	—
December 31, 2006	35	30	24	11	—	—	—	—

Receivables as of:
December 31, 2008	3%	4%	16%	2%	16%	3%	1%	1%
December 31, 2007	3	18	18	18	4	2	—	—

For the years ended December 31, 2008, 2007 and 2006, substantially all of the Company's revenue is derived from agreements with its Partners. Termination of any of these code-share agreements could have a material adverse effect on the Company's financial position, results of operations and cash flows.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Chautauqua, Shuttle America and Republic Airline. All significant intercompany accounts and transactions are eliminated in consolidation.

Reclassification—The Company reclassified amounts previously recorded as impairment loss and accrued aircraft return costs to other operating expense  of ($2,050) in the December 31, 2006 consolidated financial statements to conform to current year presentation.

Risk Management—The Company accounts for derivatives in accordance with Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted.

The Company has recorded within accumulated other comprehensive loss settlements of derivative transactions from prior periods.  Such amounts are reclassified to interest expense over the term of the respective aircraft debt.  During 2008, 2007 and 2006, the Company reclassified $720, $761 and $299 to interest expense, respectively. The Company expects to reclassify $676 to interest expense for the year ending December 31, 2009.

In March 2008, in anticipation of financing the purchase of E175 aircraft on firm order with the manufacturer, the Company entered into 21 interest rate swap agreements for a notional amount of $420,000 and a weighted average interest rate of 4.3%.  In April 2008, the Company terminated the interest rate swap agreements resulting in a gain and cash proceeds of $5,785, which is recorded in interest and other income in its consolidated statements of income.

Cash and Cash Equivalents—Cash equivalents consist of money market funds and short-term, highly liquid investments with maturities of three months or less when purchased. Substantially all of our cash is on hand with two banks.

Supplemental Cash Flow Information:
	Years Ended December 31,
	2008	2007	2006
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest—net of amount capitalized	$122,355	$105,818	$87,254
Income taxes paid — net of refunds	483	1,388	518
NON-CASH TRANSACTIONS:
Parts, training and lease credits received from aircraft manufacturer	(14,900)	(12,540)	(7,860)
Receipt of US Airways stock	—	—	50
Aircraft, inventories, and other equipment purchased through direct financing arrangements	526,200	438,252	235,260
Engines received and not yet paid	6,283	3,281	3,464
Refinancing of aircraft	139,145	—	147,792
Fair value of warrants surrendered by Delta	—	49,103	—

Inventories consist of spare parts and supplies, which are charged to expense as they are used in operations. Inventories are valued at average cost. An allowance for obsolescence is provided to reduce inventory to estimated net realizable value. As of December 31, 2008 and 2007 this reserve was $3,632 and $2,157, respectively.

Notes Receivable—Interest income is recognized on an accrual basis and is generally suspended for notes receivable at the date when a full recovery of income and principal becomes doubtful.  Interest income recognition is resumed when notes receivable become contractually current and performance is demonstrated to be resumed.

Assets Held for Sale consist of the eight E135 aircraft under an agreement to be sold in 2009 and one additional E135 aircraft.  Assets held for sale are reported at the lower of their carrying value or estimated fair value less costs to sell.

Aircraft and Other Equipment is carried at cost. Incentives received from the aircraft manufacturer are recorded as reductions to the cost of the aircraft. Depreciation for aircraft is computed on a straight-line basis to an estimated salvage value over 16.5 years, the estimated useful life of the regional jet aircraft. Depreciation for other equipment, including rotable parts, is computed on a straight-line basis over three to ten years, the estimated useful lives of the other equipment. Leasehold improvements are amortized over the expected life or lease term, whichever is less. Interest related to deposits on aircraft on firm order from the manufacturer is capitalized. The Company capitalized approximately $2,205, $4,056 and $2,021 of interest for  the years ended December 31, 2008, 2007 and 2006, respectively.

Restricted Cash consists of restricted amounts for satisfying debt and lease payments due within the next twelve month period.

Debt Issue Costs are capitalized and are amortized using the effective interest method, to interest expense over the term of the related debt.

Goodwill and Intangible Assets are accounted for in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and intangible assets that have indefinite useful lives are not amortized but are tested if a triggering event occurred or at least annually for impairment. Management reviewed the carrying value of goodwill and concluded that no asset impairment existed as of December 31, 2008. Intangible assets that have finite useful lives are amortized over their useful lives to an estimated residual value and reviewed for impairment at each reporting date. At December 31, 2008 the remaining amortization period for the Ronald Reagan Washington National Airport commuter slots is 22 years. Estimated amortization expense will approximate $388 per year.

Long-Lived Assets—Management reviews long-lived assets for possible impairment, if there is a triggering event that detrimentally affects operations. The primary financial indicator used by the Company to assess the recoverability of its long-lived assets held and used is undiscounted future cash flows from operations. The amount of impairment if any, is measured based on estimated fair value or projected future cash flows using a discount rate reflecting the Company's average cost of funds. Management has concluded that no asset impairment of long-lived assets existed as of December 31, 2008.

Deferred Credits and Other Non Current Liabilities consist of credits for parts and training from the aircraft and engine manufacturers, deferred gains from the sale and leaseback of aircraft and spare jet engines and deferred revenue from the Delta warrant surrender and pre-petition claim. Deferred credits are amortized on a straight-line basis as a reduction of aircraft or engine rent expense over the term of the respective leases.  The deferred revenue is amortized as an adjustment to regional airline services revenue based on the weighted average aircraft in service over the life of the Delta agreements.

Comprehensive Income—The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company had accumulated other comprehensive loss relating to treasury lock agreements of $2,577, $3,009 and $3,877, net of tax, at December 31, 2008, 2007 and 2006, respectively.

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

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such management estimates include, but are not limited to, recognition of revenue, provision for inventory write-downs, valuation of stock-based compensation, valuation of goodwill and long-lived assets, valuation of notes receivable, provision for doubtful accounts, provision for accrued aircraft return costs and valuation of deferred tax assets. Under the code-share agreements, the Company estimates operating costs for certain “pass through” costs and records revenue based on these estimates. Actual results could differ from those estimates.

Revenue Recognition—Regional airline service revenues, charter revenues and ground handling revenues are recognized in the period the services are provided.  Under our fixed-fee arrangements with our Partners, the Company receives fixed-fees, as well as reimbursement of specified “pass-through” costs on a gross basis with additional possible incentives from our Partners for superior service. Regional airline service revenues are recognized in the period the service is provided and we perform an estimate of the profit component based upon the information available at the end of the accounting period.

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

Under the Company’s code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs. In accordance with EITF No. 01-08, Determining Whether an Arrangement Contains a Lease, the Company has concluded that a component of its revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during fiscal 2008, 2007 and 2006 was $348,416, $310,250 and $258,600, respectively, and has been included in regional airline services revenue on the Company’s consolidated statements of income.

The Company recognizes lease revenue for subleases of six E145 aircraft subleased to an airline in Mexico under operating leases which expire in 2013 and 2015. In addition, the Company recognizes license revenue from US Airways for commuter slots that were purchased by the Company in 2005 and were utilized by US Airways through 2006 for the New York LaGuardia commuter slots, and through 2016 for the Ronald Reagan Washington National commuter slots. Revenues from subleases and the commuter slots are recognized when earned over time and included in other operating revenue.

The Company records any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between the Company and its customers on a net basis.  These taxes are currently not material to the Company’s consolidated financial statements.

Warrants—Warrants issued to non-employees and Partners are accounted for at fair value on the measurement date as deferred charges and credits to stockholders’ equity. Warrants surrendered in a non-monetary transaction are recorded at fair value on the measurement date as reductions to deferred charges and stockholders’ equity. The deferred charges for warrants were amortized as a reduction of regional airline services revenue over the terms of the code-share agreements.

In March 2007, the Company amended its agreements with Delta and  in return for these amended terms, Delta agreed to surrender its warrants for 3,435,000 shares of the Company’s common stock, and the Company was granted a pre-petitioned, unsecured, general claim in the amount of $91,000 in Delta's Chapter 11 bankruptcy case. In April 2007, the Company sold the $91,000 pre-petition claim to a third party for $44,590 in cash. As a result of the Delta amendment, the Company recorded deferred revenue of $44,590, which represented the net realizable value of the pre-petition claim on the approval date by the Bankruptcy Court. In addition, the Company recorded deferred revenue on the surrender of the warrants from Delta of $42,735, which was net of the previously recorded unamortized deferred charge of $6,369. Stockholders' equity was reduced by $32,892, net of tax, resulting from the surrender of the warrants and their retirement. The deferred revenue for the proceeds of the pre-petition claim and the gain on the surrender of the warrants totaling $87,325 will be amortized as an adjustment to revenue over the term of the agreements with Delta.

Net Income per Common Share is based on the weighted average number of shares outstanding during the period.

The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations:

	For the Years Ended December 31,
	2008	2007	2006
Weighted-average common shares outstanding for basic net income per common share	34,855,190	40,350,256	42,149,668
Effect of dilutive employee stock options and warrants	93,962	695,388	1,466,278

Adjusted weighted-average common shares outstanding and assumed conversions for diluted net income per common share	34,949,152	41,045,644	43,615,946

Employee stock options of 3,451,000 and 1,366,000 were not included in the calculation of diluted net income per common share due to their anti-dilutive impact for the year ended December 31, 2008 and 2007, respectively. For the year ended December 31, 2006, all of the employee stock options and warrants were included in the calculation of the dilutive net income per common share.

Fair Value of Financial Instruments—The carrying amounts reported in the consolidated balance sheets for receivables, notes receivable, and accounts payable approximate fair values because of their immediate or short-term maturity of these financial instruments.

Segment Information—The Company has one reportable operating segment for the scheduled transportation of passengers and air freight under code-share agreements.

New Accounting Standards—In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not believe the adoption of SFAS 161 will have a material impact to its financial position, results of operations, and cash flows, however, additional disclosures may be required to the footnotes.

3. NOTES RECEIVABLE

At December 31, 2008, notes receivable consisted of the following:

2008
Note receivable from Midwest	$24,776
Note receivable from Frontier, including interest of $821	13,321
Note receivable from US Airways, including interest of $181	10,181
Note receivable from Mokulele, including interest of $86	7,616

Total notes receivable	55,894
Less valuation allowance on notes receivable	(1,500)

Notes receivable—net of allowance	$54,394

In August 2008, the Company in participation with two other creditors provided Frontier a debtor-in-possession (DIP) financing commitment of $30,000. The Company funded its portion of this commitment of $12,500 in August 2008. The note is collateralized by certain assets of Frontier and bears interest at 16%. The note matures in April 2009 (see subsequent events at Note 16.)

In September 2008, the Company entered into an amended and restated senior secured credit agreement with Midwest.  Under the agreement, the Company made a one year term loan to Midwest in the amount of $25,000, with interest at 10.25% which is payable monthly.  The loan is collateralized by substantially all of Midwest’s unencumbered assets and is generally senior to the unsecured lenders’ security positions to the extent of such collateral.  The note matures in October 2009.

In October 2008, the Company entered into a credit agreement with US Airways.  Under the agreement, we agreed to make a term loan to US Airways in the amount of $10,000, with interest at LIBOR plus a margin, which is payable quarterly.  The principal is due in October 2009.  Subject to certain terms and conditions, we also agreed to make an additional term loan of up to $25,000 in March 2009 and if drawn by US Airways would extend the maturity date to October 2011, and require periodic quarterly principal payments beginning in October 2009 of $4,375 plus accrued interest through the maturity date.

In October 2008, the Company entered into a loan agreement with Mokulele under which we are providing up to $8,000, with an interest rate of 10%, which is payable monthly.  The loan agreement was provided to Mokulele in the form of a revolving line of credit, which can be converted at the Company’s option, to as much as 45% of the common stock of Mokulele.  The loan is collateralized by all of Mokulele’s unencumbered assets and a pledge of the equity holdings of Mokulele’s majority shareholders.  The loan matures in October 2010.  Mokulele is currently in default of its loan and code-share agreement. We are negotiating with Mokulele the terms of a possible recapitalization of Mokulele, but there can be no assurance that Mokulele will be recapitalized. As a part of these negotiations, we are contemplating converting $3,000 of our loan and injecting $3,000 of cash in exchange for 50% of Mokulele's common stock. Even if this recapitalization is completed, Mokulele could require additional funding, part or all of which may come from us. If the business environment does not improve for Mokulele, our financial condition, results of operations and liquidity could be adversely affected.

Due to the uncertainty of whether or not the Company would receive value equal to the carrying value of the Mokulele note, the Company recorded a valuation allowance of $1,500 in December 2008.  The valuation allowance was determined based estimated fair value of the collateral, if the Company exercised its rights under the loan agreement.

4. ASSETS HELD FOR SALE

At December 31, 2008, the Company had nine E135 aircraft classified as held for sale.  Eight of these aircraft are under an agreement to be sold.  The Company classified all of the debt associated with these aircraft of $65,376 within current portion of long-term debt in the consolidated balance sheets.  The Company expects these aircraft to be sold throughout the first half of 2009.

5. AIRCRAFT AND OTHER EQUIPMENT

Aircraft and other equipment, excluding aircraft held for sale in 2008, consist of the following as of December 31:

	2008	2007
Aircraft	$2,936,311	$2,498,306
Flight equipment	134,459	104,475
Office equipment and leasehold improvements	24,866	21,393

Total aircraft and other equipment	3,095,636	2,624,174
Less accumulated depreciation and amortization	(403,226)	(315,448)

Aircraft and other equipment—net	$2,692,410	$2,308,726

Aircraft, other equipment and slot depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was $133,206, $106,594 and $92,228, respectively.

6. INTANGIBLE AND OTHER ASSETS

Intangible and other assets consist of the following as of December 31:
	2008	2007
Prepaid aircraft rent	$37,372	$32,077
Aircraft parts receivable	18,447	13,800
Aircraft deposits	15,118	65,382
Debt issue costs, net	22,374	22,271
Commuter slots, net	46,276	46,664
Other	20,510	17,146

Intangible and other assets—net	$160,097	$197,340

The Company purchased commuter slots at Ronald Reagan Washington National Airport (“DCA”) and New York LaGuardia Airport (“LGA”) in 2005 from US Airways. The licensing agreement with the Company and US Airways for the LGA commuter slots expired on December 31, 2006, but we maintain a security interest in the LGA slots if US Airways fails to perform under the current licensing agreement. The LGA commuter slots were amortized over a 15 month life ending December 31, 2006, and the DCA commuter slots are amortized on a straight line basis over a 25 year expected life to an estimated residual value. Amortization was approximately $388, $388 and $3,671 in 2008, 2007 and 2006, respectively.  The Company assigned the right of use for these commuter slots to US Airways which will continue to be operated by US Airways Express carriers until the expiration or termination of the amended and restated Chautauqua Jet Service Agreement (“JSA”) dated as of April 26, 2005 between US Airways and Chautauqua or the Republic JSA, whichever is later, at an agreed rate. Prior to the expiration of the agreement to license the commuter slots, US Airways has the right to repurchase all, but not less than all, of the DCA commuter slots at a predetermined price.

7. ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31:

	2008	2007
Accrued wages, benefits and related taxes	$14,971	$16,061
Accrued maintenance	29,823	28,244
Accrued property taxes	9,250	5,706
Accrued interest payable	19,054	13,661
Accrued liabilities to Partners	9,506	9,766
Deferred revenue	16,495	11,422
Accrued aircraft rent	106	2,747
Accrued landing fees	5,592	7,079
Accrued pilot training	930	4,582
Accrued aircraft return costs	7,266	—
Other	13,749	10,524

Total accrued liabilities	$126,742	$109,792

8. DEBT

 Debt consists of the following as of December 31:

	2008	2007
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
	$—	$—
Promissory notes with various banks and aircraft manufacturer, collateralized by aircraft, bearing interest at fixed rates ranging from 2.73% to 8.49% with semi-annual principal and interest payments totaling $135,054 through 2023.	2,277,845	1,913,580

Total debt	2,277,845	1,913,580

Current portion (including debt related to assets held for sale)	196,301	131,700

Long term debt, less current portion	$2,081,544	$1,781,880

The Company has outstanding letters of credit totaling $12,328 and $12,550 as of December 31, 2008 and 2007, respectively. The American code-share agreement requires a debt sinking fund for the Company’s required semi-annual payments.

The Company’s revolving credit facility with Bank of America Business Capital has a liquidity covenant, a specified fixed charge coverage ratio and a debt to earnings leverage ratio covenant. The Company was in compliance with the covenants at December 31, 2008.  The credit facility limits the Company’s ability to incur indebtedness or create or incur liens on its assets. The Company is currently negotiating with the bank on replacing the existing facility. If the Company is unable to renew the existing facility or secure a new facility with a bank, it may require the Company to cash collateralize its outstanding letters of credit.

Future maturities of debt are payable, or expect to be payable as assets held for sale are sold, as  follows for the years ending December 31:

2009	$196,301
2010	141,216
2011	150,017
2012	159,378
2013	194,831
Thereafter	1,436,102

Total	$2,277,845

During the year ended December 31, 2008, the Company acquired 26 aircraft through debt financing totaling approximately $526,200. The debt was obtained from banks and the aircraft manufacturer for five to fifteen year terms at interest rates ranging from 2.73% to 6.91%.

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in an arm's length transaction between knowledgeable, willing parties. The fair value of long term debt is estimated based on discounting expected cash flows at the rates currently offered to the Company for debt with similar remaining maturities and reflective of credit spreads. As of December 31, 2008 and 2007 respectively, the carrying value of long-term debt was greater than its fair value by approximately $130,000 and $112,000.

9. COMMITMENTS

As of December 31, 2008, the Company leased 88 aircraft and 22 spare engines with varying terms extending through 2029 and terminal space, operating facilities and office equipment with terms extending through 2026 under operating leases. The components of rent expense for the years ended December 31 are as follows:

	2008	2007	2006
Aircraft and engine rent	$134,206	$124,961	$94,773
Other	7,072	6,008	5,315

Total rent expense	$141,278	$130,969	$100,088

The Company has long-term maintenance agreements with an avionics equipment manufacturer and maintenance provider that has a guaranteed minimum annual flight hour requirement. The minimum guaranteed amount based on the Company's current operations is $3,975 per year through December 2014 for the E145 family of aircraft and $8,161 per year through December 2014 for the E170 family of aircraft. The liability for this guarantee is immaterial.

The Company has long-term maintenance agreements with aviation equipment manufacturers for the E145 family of aircraft and the CRJ-200 aircraft through June 2013 and December 2012, respectively. The agreement has a penalty payment provision if more than twenty percent of the Company's aircraft are removed from service based on the annual flight activity prior to the date of removal. The liability for this guarantee is immaterial.

The Company has long-term maintenance agreements based upon flight activity with engine manufacturers through February 2010 for the CRJ-200 aircraft, October 2012 for the E145 family of aircraft and through December 2014 for the E170 family of aircraft.

The Company has long-term maintenance agreements for wheels and brakes through June 2014 for the E145 family of aircraft and through February 2017 for the E170 family of aircraft. The agreement has an early termination penalty, if the Company removes sellers equipment from certain aircraft, sells or leases certain aircraft to a third party or terminates the services prior to expiration of the agreement. The liability for this guarantee is immaterial.

The Company has a long-term agreement to provide, manage and repair certain airframe components and spare parts on the CRJ-200 aircraft through December 2009. Based on the Company’s projected lease return schedule of the aircraft, the Company believes it will not meet the minimum requirement for the remaining term and has recorded a liability of $1,200 as of December 31, 2008.

Total payments under these long-term maintenance agreements were $101,872, $76,832 and $56,070 for the years ended December 31, 2008, 2007 and 2006, respectively.

As part of the Company's lease agreements, the Company typically indemnifies the lessor of the respective aircraft against liabilities that may arise due to changes in benefits from tax ownership or tax laws of the respective leased aircraft. The Company has not recorded a liability for these indemnifications because they are not estimable. The Company is responsible for all other maintenance costs of its aircraft and must meet specified return conditions upon lease expiration for both the air frames and engines. The Company recorded a liability for the return conditions of $4,263 as of December 31, 2008, for the CRJ-200 aircraft being returned to the lessor.

Future minimum payments under non-cancelable operating leases are as follows for the years ending December 31:

	Aircraft	Other	Total
2009	$119,254	$11,972	$131,226
2010	105,648	11,351	116,999
2011	96,860	11,418	108,278
2012	94,354	11,444	105,798
2013	91,671	11,487	103,158
Thereafter	468,854	63,928	532,782
Total	$976,641	$121,600	$1,098,241

As of December 31, 2008, the Company had firm orders to purchase three E170/175 aircraft all of which are currently allocated to code-share agreements. The current total list price of the three aircraft is $105,000. The Company has received commitments from third parties to finance all of these aircraft. During the year ended December 31, 2008, the Company paid aircraft deposits totaling $20,884 in accordance with the aircraft commitments. Aircraft deposits are included in intangible and other assets. The Company also has a commitment to acquire seven spare aircraft engines with a current list price of approximately $31,800. These commitments are subject to customary closing conditions.

The Company’s firm orders and options with an aircraft manufacturer are shown below as of December 31, 2008:

	Commitments as of December 31, 2008
	Firm	Options	Total
Aircraft Orders with Aircraft Manufacturer:
E170/175	3	54	57

10. CONTINGENCIES

The Company is subject to certain legal and administrative actions which management considers routine to their business activities. As of December 31, 2008, management believes, after consultation with legal counsel, the ultimate outcome of any pending legal matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

American may terminate the code-share agreement without cause upon 180 days notice on or after September 30, 2011.  If American exercises this right, it is required to reimburse us for certain costs and the Company and American have certain "put" and "call" rights with respect to the aircraft we operate for them.

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

As of December 31, 2008, approximately 74% of the Company's workforce is employed under union contracts. The union contract for pilots is currently amendable and the union contract for our flight attendants is amendable in September 2009.

11. CAPITAL STOCK AND STOCK OPTIONS

In March 2007, the Company purchased from WexAir RJET LLC 2,000,000 shares of its holdings in the Company’s common stock, par value $.001 per share, at a price of $20.50 per share, for total consideration of $41,000. The transaction was recorded as treasury stock on the Company’s consolidated balance sheet.

In August 2007, the Company’s Board of Directors authorized the purchase of up to $100,000 of the Company’s common stock.  The buy-back program provided for the shares to be purchased on the open market or through privately-negotiated transactions from time-to-time during the twelve month period following the authorization.  Under the authorization, the timing and amount of purchase would be based upon market conditions, securities law limitations and other factors.  The stock buy-back program did not obligate the Company to acquire any specific number of shares in any period, and could be modified, suspended, extended or discontinued at any time without prior notice. The Company purchased 4,994,159 shares of which 4,555,000 were purchased from WexAir LLC and the remainder were purchased on the open market at a weighted average stock price of $20.02 for total consideration of $100,000. This authorization was closed in November 2007.

In December 2007, the Company’s Board of Directors authorized the purchase of up to $100,000 of the Company’s common stock for a twelve month period immediately following the authorization.   As of December 31, 2007, pursuant to this authorization, the Company purchased 72,735 shares on the open market at a weighted average stock price of $19.42 for total consideration of $1,412. During 2008, the Company the company repurchased 2,253,039 shares for total consideration of $39,234. The December 2007 authorization closed on December 14, 2008.  In addition, the Company repurchased 12,500 shares of its common stock related to a non-employee Director’s exercise of vested options for total consideration of $175.

Employee Stock Options and Restricted Stock Grants

The 2007 Equity Incentive Plan provides for the granting of up to 5,000,000 shares of which 2,284,000 shares of our common stock remain available for issuance under the plan  as of December 31, 2008. Stock options granted typically vest ratably over the term of the employment agreements or between 36 and 48 months and are granted with exercise prices equal to market prices on the date of grant. The options normally expire ten years from the date of grant.  Options are typically granted to officers and key employees selected by the Compensation Committee of the Board of Directors and have exercise prices ranging from $11.86 to $20.27.

Non-employee Director Stock Options

The Company also granted options for non-employee directors on the day prior to commencement of the Company’s initial public offering at a price equal to the fair market value of the common stock on the date of the grant. These options vested over a 3 year period with 1/24 of the shares vesting monthly for the first 12 months and 1/48 of the shares vesting monthly over the remaining 24 months. Additionally, non-employee directors receive 2,500 options on the first trading day after each annual meeting of stockholders at which he or she is re-elected as a non-employee director. These options vest ratably over 12 months of continuous service. The non-employee options are exercisable until 10 years from the date of grant.

The following table summarizes option activity under the stock option plans as of December 31, 2008:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Term (in years)
Outstanding at January 1, 2008	2,710,818	$17.11
Granted	1,187,000	12.69
Exercised	27,650	11.71
Forfeited	22,500	15.69
Outstanding at December 31, 2008	3,847,668	$15.80	$(19,720)	8.48

Vested or expected to vest at December 31, 2008	2,502,403	$15.25	$(11,469)	6.89

Exercisable at December 31, 2008	1,707,752	$16.24	$(9,505)	7.34

The intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $89, $7,090 and $12,069.

There were 1,029,995 and 1,199,052 options exercisable at December 31, 2007 and 2006 respectively. The weighted average exercise price for the options exercisable at December 31, 2007 and 2006 was $14.63 and $11.92. The remaining contractual life for the options outstanding at December 31, 2007 and 2006 was 7.58 years and 7.60 years, respectively.

During the years ended December 31, 2008, 2007 and 2006, $3,925 ($2,355 net of tax), $3,119 ($1,871 net of tax) and $1,297 ($785 net of tax), respectively, was charged to expense relating to the stock option plans. The Company has a policy of issuing new common shares to satisfy the exercise of stock options. At December 31, 2008 there was $13,386 of unrecognized stock-based employee compensation expense for unvested stock options, and the expected remaining expense period is 3.1 years. The Company did not recognize excess tax benefits related to stock option exercises in 2008, 2007 and 2006 since the Company did not have taxable income in 2008, 2007 and 2006.

The weighted average grant date fair value of options granted in 2008, 2007 and 2006 was $5.36, $5.30, and $7.62, respectively. The Company estimates the fair value of stock options issued using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Dividends were based on an estimated dividend yield. The risk-free rates for the periods within the contractual life of the option are based on the U.S. Treasury rates in effect at the time of the grant. The forfeiture rate is based on historical information and managements best estimate of future forfeitures. The expected term of options granted is derived from historical exercise experience and represents the period of time the Company expects options granted to be outstanding. Option valuation models require the input of subjective assumptions including the expected volatility and lives. Actual values of grants could vary significantly from the results of the calculations.

The following assumptions were used to value stock option grants during the following periods:

	December 31,
	2008	2007	2006
Dividend yield	—	—	—
Expected volatility	39%-53%	37%-38%	38%
Risk-free interest rate	1.7%-3.2%	4.3%-5.1%	4.5-4.7%
Expected life (in years)	4-5	2-7	1-4

12. INCOME TAXES

The components of the provision for income tax expense for the years ended December 31 are as follows:

	2008	2007	2006
Federal:
Current	$—	$—	$—
Deferred	46,616	45,102	43,171

Total Federal	46,616	45,102	43,171

State:
Current	2,092	120	495
Deferred	1,880	5,094	8,233

Total State	3,972	5,214	8,728

Valuation allowance	1,404	—	—
Expense for uncertain tax positions (FIN 48)	843	894	—

Income tax expense	$52,835	$51,210	$51,899

A reconciliation of income tax expense at the applicable federal statutory income tax rate to the tax provision as reported for the years ended December 31 are as follows:

	2008	2007	2006
Federal income tax expense at statutory rate	$48,095	$46,799	$45,993
State income tax expense, net of federal benefit	2,569	3,489	5,673
Other	2,171	922	233

Income tax expense	$52,835	$51,210	$51,899

The components of deferred tax assets and liabilities as of December 31 are as follows:

	2008	2007
DEFERRED TAX ASSETS
Current:
Nondeductible reserves and accruals	$7,406	$7,510

Total current deferred tax assets	$7,406	$7,510

Noncurrent:
Nondeductible accruals and deferred revenue	$42,301	$30,561
Deferred gain on Delta warrant	16,794	14,147
Net operating loss carryforward, net of liability for uncertain tax positions (FIN 48)	165,977	152,806
Prepaid rent	18,094	20,867
Other	8,584	7,170
Deferred credits and sale leaseback gain	9,771	10,474
Total	261,521	236,025

Valuation allowance	(9,523)	(8,119)

Total noncurrent deferred tax assets	251,998	227,906
DEFERRED TAX LIABILITIES
Noncurrent:
Slot amortization	(5,604)	(3,880)
Accelerated depreciation and fixed asset basis differences for tax purposes	(480,222)	(408,330)

Total noncurrent deferred tax liabilities	(485,826)	(412,210)

Total net noncurrent deferred tax liabilities	$(233,828)	$(184,304)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB 109 (FIN 48) on January 1, 2007.  The total amount of unrecognized tax benefits as of the date of the adoption was $3,515, of which the Company had previously recorded $1,148 for income tax contingencies prior to adoption.  Accordingly, the Company recognized a $2,367 increase in the liability for the unrecognized tax benefits which was accounted for as a reduction to retained earnings and an increase to deferred tax liability.  During the year ended December 31, 2008 and 2007, the Company recognized approximately $843 and $894 additional tax expense for unrecognized tax benefits.  All of the unrecognized tax benefits as of December 31, 2008, if recognized, would affect the effective tax rate.  The Company monitors ongoing tax cases related to its unrecognized tax benefits.  If an unfavorable tax case judgment is rendered, the Company may increase its tax liability for the unrecognized tax benefits by as much as $1,650.  In addition, the tax years 2001 through 2005 are currently open and could potentially be adjusted due to an ongoing Internal Revenue Service audit of the Company. Any adjustments could potentially increase or decrease the Company's net operating loss and change the FIN 48 liability. It is expected that the audit will be completed during 2009 and the Company’s 2006 through 2008 tax years would remain subject to examination by major tax jurisdictions due to our net operating loss carryforwards.

 The following table reconciles the Company’s tax liability for uncertain tax positions for the year ended December 31:

	2008	2007

Balance at January 1,	$4,409	$3,515
Additions based on tax positions taken in current year	843	894
Additions for tax positions taken in prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements with tax authorities	—	—

Balance at December 31,	$5,252	$4,409

Deferred tax assets include benefits expected to be realized from the utilization of alternative minimum tax credit carry forwards of $1,128, which do not expire, and net operating loss carry forwards totaling $497,244, which begin expiring in 2021. Approximately $397,640 of the net operating loss carry forwards are limited under Internal Revenue Code Section 382, and approximately $20,965 of net operating losses and other carry forwards are not expected to be realized prior to expiration, and therefore, a valuation allowance has been recorded of $9,523, a change of $1,404 during 2008.

13. BENEFIT PLAN—401(k)

Republic has a defined contribution retirement plan covering substantially all eligible employees. The Company matches up to 6% of eligible employees' wages. Employees are generally vested in matching contributions after three years of service with the Company. Employees are also permitted to make pre-tax contributions of up to 90% (up to the annual Internal Revenue Code limit) and after-tax contributions of up to 10% of their annual compensation. The Company's expense under this plan was $3,190, $2,941, and $2,266 for the years ended December 31, 2008, 2007 and 2006, respectively.

14. GOODWILL

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.  Goodwill represents the excess of the purchase price over the assets acquired and liabilities assumed from the push-down accounting in May 1998.  The Company has one reporting unit and all of the goodwill of $13,335 is assigned to that unit.

In assessing the recoverability of goodwill, the Company makes a determination of the fair value of its business.  Fair value is determined using a combination of an income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to their present value, and a market approach, which estimates fair value using market multiples of various financial measures compared to a set of comparable public companies in the regional airline industry.  An impairment loss will generally be recognized when the carrying amount of the net assets of the business exceeds its estimated fair value.

The valuation methodology and underlying financial information included in the Company’s determination of fair value require significant judgments to be made by management.  These judgments include, but are not limited to, market valuation comparisons to similar airlines, long term projections of future financial performance and the selection of appropriate discount rates used to determine the present value of future cash flows.  Changes in such estimates or the application of alternative assumptions could produce significantly different results.

During the second and third quarter of 2008, the Company performed an interim test of its goodwill.  Factors deemed by management to have collectively constituted a potential triggering event included record high fuel prices, a softening US economy and the differences between market capitalization of our stock as compared to the book value of equity.  As of December 31, 2008, the Company performed its annual assessment of the recoverability of its goodwill.  As a result of these assessments, no impairment was indicated.

As of December 31, 2008, the Company’s market capitalization was approximately $367,600 as compared to its book value of approximately $475,900. For the period subsequent to December 31, 2008, through the filing date of this Form 10-K, the Company's market capitalization declined by an additional 55% and continues to be well below book value. Due to the continued recessionary economic environment, as well as other uncertainties, the Company may be required to record an impairment charge as early as the first quarter of 2009. The Company will continue to monitor circumstances and events in future periods to determine whether additional goodwill impairment testing is warranted.

15. VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning Of Year	Additions Charged to Expense	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts receivables:
December 31, 2008	$897	$1,333	$(176)	$2,054

December 31, 2007	340	607	(50)	897

December 31, 2006	343	—	(3)	340

Valuation allowance on notes receivable:
December 31, 2008	$—	$1,500	$—	$1,500

(1)	Uncollectible accounts written off net of recoveries, if any.

16. SUBSEQUENT EVENTS

On March 5, 2009, we agreed to a firm commitment for $40,000 in post-petition debtor-in-possession (DIP) financing to Frontier.  This new DIP facility refinances the existing DIP loan that matures in April 2009.  The DIP facility is subject to approval by the United States Bankruptcy Court for the Southern District of New York and other pre-closing conditions.  Frontier and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code on April 10, 2008.  As a condition to the loan, Frontier has agreed to allow the Company’s damage claim in the amount of $150,000 arising out of Frontier’s rejection of the Airline Services Agreement, dated January 11, 2007.

Mokulele is currently in default of its loan and code-share agreement. We are negotiating with Mokulele the terms of a possible recapitalization of Mokulele, but there can be no assurance that Mokulele will be recapitalized. As a part of these negotiations, we are contemplating converting $3,000 of our loan and injecting $3,000 of cash in exchange for 50% of Mokulele's common stock. Even if this recapitalization is completed, Mokulele could require additional funding, part or all of which may come from us. If the business environment does not improve for Mokulele, our financial condition, results of operations and liquidity could be adversely affected.

As of December 31, 2008, the Company’s market capitalization was approximately $367,600 as compared to its book value of approximately $475,900. For the period subsequent to December 31, 2008, through the filing date of this Form 10-K, the Company's market capitalization declined by an additional 55% and continues to be well below book value. Due to the continued recessionary economic environment, as well as other uncertainties, the Company may be required to record an impairment charge as early as the first quarter of 2009. The Company will continue to monitor circumstances and events in future periods to determine whether additional goodwill impairment testing is warranted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The Company's effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements. Deloitte & Touche LLP’s report on the Company's effectiveness of internal control over financial reporting appears on page 33 herein.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information set forth under the caption "Proposal No. 1—Election of Directors" in the Company's definitive Proxy Statement to be used in connection with the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Executive officers, directors, and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from the Company’s executive officers, directors and greater, we believe that during fiscal  2008 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with except for one late filing with respect to one transaction by each of Lawrence J. Cohen, Douglas J. Lambert, Mark E. Landesman and Mark L. Plaumann.

Corporate Governance

The information set forth under the caption "Corporate Governance" in the Company's definitive Proxy Statement to be used in connection with the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Beneficial Ownership of Common Stock by Certain Stockholders and Management" in the Company's definitive Proxy Statement to be used in connection with the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be used in connection with the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under "Audit Matters" in the Company's definitive proxy statement to be used in connection with the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)  Documents filed as part of this report:

Report of Independent Registered Public Accounting Firm, Financial Statements: Consolidated Balance Sheets as of December 31, 2008 and 2007, Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006, Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006, Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2008, 2007 and 2006 and Notes to Consolidated Financial Statements.

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

10.4†	Amended and Restated Regional Jet Air Services Agreement, dated as of June 12, 2002, by and between AMR Corporation and Chautauqua Airlines, Inc.(i)
10.4(a)	Letter Agreement between AMR Corporation and Chautauqua Airlines, Inc. dated July 30, 2002.(i)
10.4(b)†	Side Letter Agreement, dated as of March 26, 2003, by and between AMR Corporation and Chautauqua Airlines, Inc.(i)
10.4(c)†	Amendment to Amended and Restated Air Services Agreement, by and between AMR Corporation and Chautauqua Airlines, Inc., dated as of October 28, 2003.(i)
10.4(d)†	Amendment to the Amended and Rstated Air Services Agreement, by and between AMR Corporation and Chautauqua Airlines, Inc., dated as of October 23, 2008. (xxxiv)
10.5	Office Lease Agreement, by and between College Park Plaza, LLC and Republic Airways Holdings Inc., dated as of April 23, 2004.(i)
10.6†	Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of March 19, 1999.(i)
10.6(a)†	First Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of September 6, 2000.(i)
10.6(b)†	Second Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of September 20, 2000.(i)
10.6(c)†	Third Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of July 11, 2001.(i)
10.6(d)†	Fourth Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of December 18, 2002.(i)
10.6(e)†	Amended and Restated Chautauqua Jet Service Agreement between US Airways, Inc. and Chautauqua Airlines, Inc. dated April 26, 2005.(xiii)
10.6(f)†	First Amendment to Amended and Restated Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of July 21, 2006.(xix)
10.7	Agreement between Chautauqua Airlines, Inc. and Teamsters Airline Division Local 747 representing the Pilots of Chautauqua Airlines, dated as of October 17, 2003.(i)
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

10.25(a)†	First Amendment to the Funding Agreement, dated as of June 11, 2002, by and between Chautauqua Airlines, Inc. and Agкncia Especial de Financiamento Industrial.(i)
10.26	Agreement, dated as of June 7, 2002, by and between Republic Airways Holdings Inc. and Delta Air Lines, Inc.(i)
10.27	Amendment No. 1 to Agreement between Republic Airways Holdings Inc. and Delta Air Lines, Inc., dated October 1, 2003.(i)
10.28	Warrant to purchase shares of common stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc., dated as of June 7, 2002.(i)
10.28(a)	Warrant to purchase shares of common stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc., dated as of February 7, 2003.(i)
10.28(b)	Warrant to purchase shares of common stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc., dated as of October 1, 2003.(i)
10.28(c)	Warrant to purchase shares of common stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc., dated as of March 10, 2004.(i)
10.28(d)	Warrant Surrender Agreement, by and between Republic Airways Holdings Inc. and Delta Air Lines, Inc., dated as of December 22, 2004.(iv)
10.28(e)	Form of Warrant to Purchase Shares of Common Stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc., dated as of December 22, 2004.(iv)
10.29	Form of warrant to purchase shares of common stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc.(i)
10.30	Form of warrant to purchase shares of common stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc.(i)
10.31†	Delta Connection Agreement, dated as of June 7, 2002, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc., and Republic Airways Holdings Inc.(i)
10.31(a)†	Amendment No. 1 to Delta Connection Agreement, dated as of February 7, 2003, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc., and Republic Airways Holdings Inc.(i)
10.31(b)†	Amendment Number Two to Delta Connection Agreement, dated September 30, 2003, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc.(i)
10.31(c)†	Amendment Number Three to Delta Connection Agreement, dated March, 2004, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc.(i)
10.31(d)†	Amendment No. 4 to Delta Connection Agreement by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc., dated as of August 12, 2004.(iii)
10.31(e)†	Amendment Number Five to Delta Connection Agreement, as amended, among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc., dated as of December 22, 2004.(iv)
10.31(f)†	Amendment Number Six to Delta Connection Agreement, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc., dated as of March 12, 2007.(xxiii)
10.31(g)†	Letter Agreement, by and among Delta Airlines, Inc., Republic Airways Holdings Inc., Chautauqua Airlines, Inc. and Shuttle America Corp., dated as of July 28, 2008.(xxxiii)
10.32
Amended Promissory Note of Republic Airways Holdings Inc. (FKA Wexford Air Holdings Inc.) (FKA Wexford III Corp.), dated as of May 14, 2003, in favor of WexAir LLC in the principal amount of $20,391,996.04.(i)

10.33	Second Amended and Restated Employment Agreement by and between Bryan K. Bedford and Republic Airways Holdings Inc., dated as of July 1, 2003.(i)
10.33(a)	Amendment No. 1 to Second Amended and Restated Employment Agreement, by and between Bryan K. Bedford and Republic Airways Holdings Inc., dated as of December 27, 2004.(v)
10.33(b)	Amendment No. 2 to Second Amended and Restated Employment Agreement, by and between Bryan K. Bedford and Republic Airways Holdings Inc., dated as of February 20, 2007. (xx)
10.33(c)	Amendment No. 3 to Second Amended and Restated Employment Agreement, by and between Bryan K. Bedford and Republic Airways Holdings Inc., dated as of September 5, 2007. (xxvii)

10.34	Second Amended and Restated Employment Agreement by and between Robert Cooper and Republic Airways Holdings Inc., dated as of August 1, 2003.(i)
10.34(a)	Amendment No. 1 to Second Amended and Restated Employment Agreement, by and between Robert Hal Cooper and Republic Airways Holdings Inc., dated as of December 27, 2004.(v)
10.34(b)	Amendment No. 2 to Second Amended and Restated Employment Agreement, by and between Robert Hal Cooper and Republic Airways Holdings Inc., dated as of February 20, 2007. (xx)
10.34(c)	Amendment No. 3 to Second Amended and Restated Employment Agreement, by and between Robert Hal Cooper and Republic Airways Holdings Inc., dated as of September 5, 2007.(xxvii)
10.35	Second Amended and Restated Employment Agreement by and between Wayne Heller and Chautauqua Airlines, Inc., dated as of August 1, 2003.(i)
10.35(a)	Amendment No. 1 to Second Amended and Restated Employment Agreement, by and between Wayne C. Heller and Chautauqua Airlines, Inc., dated as of December 27, 2004.(v)
10.35(b)	Amendment No. 2 to Second Amended and Restated Employment Agreement, by and between Wayne C. Heller and Republic Airways Holdings Inc., dated as of February 20, 2007. (xx)
10.35(c)	Amendment No. 3 to Second Amended and Restated Employment Agreement, by and between Wayne C. Heller and Republic Airways Holdings Inc., dated as of September 5, 2007. (xxvii)
10.36	Port Columbus International Airport Signatory Airline Operating Agreement and Lease, dated as of January 1, 2000.(i)
10.37	Office/Shop Space Permit by and between Signature Combs and Chautauqua Airlines, Inc., dated as of January 16, 2001.(i)
10.38	Hangar and Office Lease by and between AMR Combs, Inc. and Chautauqua Airlines, Inc., dated as of December 22, 1998.(i)
10.39†	Purchase Agreement DCT-014/2004, by and between Empresa Brasileira de Aeronбutica S.A. and Republic Airline Inc., dated as of March 19, 2004.(i)
10.39(a)†	Amendment No. 1 to Purchase Agreement DCT-014/2004, by and between Embraer — Empresa Brasileira de Aeronбutica S.A.and Republic Airline Inc., dated as of April 28, 2004.(ii)
10.39(b)†	Amendment No. 2 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronбutica S.A. and Republic Airline Inc., dated as of dated July 8, 2004.(iii)
10.39(c)†	Amendment No. 3 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronбutica S.A. and Republic Airline Inc., dated as of July 30, 2004.(iii)
10.39(d)†	Amendment No. 4 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronбutica S.A. and Republic Airline Inc., dated as of August 11, 2004.(iii)
10.39(e)†	Amendment No. 5 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronбutica S.A. and Republic Airline Inc., dated as of September 29, 2004.(iii)
10.39(f)†	Amendment No. 6 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronбutica S.A. and Republic Airline Inc., dated as of November 9, 2004.(viii)
10.39(g)†	Amendment No. 7 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronбutica S.A. and Republic Airline Inc., dated as of December 23, 2004.(viii)
10.39(h)†	Amendment No. 8 to Purchase Agreement DCT-014/2004, by and between Embraer—Empresa Brasileira de Aeronбutica S.A.and Republic Airline Inc., dated as of February 28, 2005. (x)
10.39(i)†	Amendment No. 9 to Purchase Agreement DCT-014/2004, by and between Embraer—Empresa Brasileira de Aeronбutica S.A.and Republic Airline Inc., dated as of March 31, 2005. (x)
10.39(j)†	Amendment No. 10 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasilicica de Aeronautica S.A. and Republic Airline Inc., dated as of April 30, 2005. (xiii)
10.39(k)†	Amendment No. 11 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of August 30, 2005. (xv)
10.39(l)†	Amendment No. 12 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of October 7, 2005.(xvi)
10.39(m)†	Amendment No. 13 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of October 18, 2005.(xvi)
10.39(n)†	Amendment No. 14 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of November 9, 2005.(xvi)
10.39(o)†	Amendment No. 15 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of April 24, 2006.(xviii)
10.39(p)†	Amendment No. 16 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of July 21, 2006.(xix)
10.39(q)†	Amendment No. 17 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of November 14, 2006.(xxi)
10.39(r)†	Amendment No. 18 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of January 12, 2007.(xxiv)
10.39(s)†	Amendment No. 19 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of June 22, 2007.(xxvi)
10.39(t)††	Amendment No. 20 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of October 18, 2007.(xxx)
10.39(u)†	Amendment No. 21 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of June 5, 2008.(xxxiii)
10.39(v)†	Amendment No. 22 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of September 5, 2008.(xxxiv)
10.39(w)††	Amendment No. 23 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of November 10, 2008.
10.40†	Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronбutica S.A., dated as of March 19, 2004.(i)
10.40(a)†	Amendment No. 1 to Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronбutica S.A., dated as of July 8, 2004.(viii)
10.40(b)†	Amendment No. 2 to Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronбutica S.A., dated as of December 23, 2004.(viii)
10.40(c)†	Amendment No. 3 to Letter Agreement DCT-015/2004, by and between Embraer—Empresa Brasileira de Aeronбutica S.A.and Republic Airline Inc., dated as of February 28, 2005.(x)
10.40(d)†	Amendment No. 4 to Letter Agreement DCT-015/2004, by and between Embraer—Empresa Brasileira de Aeronбutica S.A.and Republic Airline Inc., dated as of April 13, 2005.(x)
10.40(e)†	Amendment No. 5 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasilicica de Aeronautica S.A. and Republic Airline Inc., dated as of April 30, 2005.(xiii)
10.40(f)†	Amendment No. 6 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline, Inc., dated as of October 18, 2005.(xvi)
10.40(g)†	Amendment No. 7 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline, Inc., dated as of November 9, 2005.(xvi)
10.40(h)†	Amendment No. 8 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of July 21, 2006.(xix)
10.40(i)†	Amendment No. 9 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of September 19, 2006.(xxi)
10.40(j)†	Amendment No. 10 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of November 14, 2006.(xxi)
10.40(k)†	Amendment No. 11 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline inc., dated as of May 29, 2007.(xxvi)
10.40(l)†	Amendment No. 12 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline inc., dated as of June 22, 2007.(xxvi)
10.40(m)††	Amendment No. 13 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline inc., dated as of October 18, 2007.(xxx)
10.40(n)†	Amendment No. 14 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline inc., dated as of June 5, 2008.(xxxiii)
10.40(o)†	Amendment No. 15 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline inc., dated as of September 5, 2008.(xxxiv)
10.40(p)††	Amendment No. 16 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline inc., dated as of November 10, 2008.
10.41†	United Express Agreement, by and between United Air Lines, Inc. and Shuttle America Corp., dated as of December 28, 2006.(xxi)
10.41(a)††	First Amendment to United Express Agreement, by and between United Air Lines, Inc. and Shuttle America Corp., dated as of August 21, 2007.(xxx)
10.42†	United Express Agreement, by and between United Air Lines, Inc. and Chautauqua Airlines, Inc., dated as of February 13, 2004.(i)
10.42(a)	Amendment No. 1 to United Express Agreement, by and between United Air Lines, Inc. and Chautauqua Airlines, Inc., dated as of July 6, 2004.(ii)
10.43†	Letter Agreement, by and between United Air Lines, Inc. and Republic Airways Holdings Inc., dated as of February 13, 2004.(i)
10.43(a)†	Letter Agreement, by and between United Air Lines, Inc. and Republic Airways Holdings Inc., dated as of July 7, 2004.(ii)
10.44	Lease Agreement, by and between Chautauqua Airlines, Inc. and the Indianapolis Airport Authority, dated as of December 17, 2004.(viii)
10.45†	Delta Connection Agreement, dated as of January 13, 2005, by and among Delta Air Lines, Inc., Republic Airline Inc. and Republic Airways Holdings Inc.(vi)
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
10.56
Secured Super-Priority Debtor in Posssession Credit Agreement, dated as of August 4, 2008, among Frontier Airlines Holdings, Inc., Frontier Airlines, Inc., Lynx Aviation, Inc., Wells Fargo Bank Northwest, National Association and the lenders signatory thereto.(xxxii)

10.57	Evidence of Transfer of Claim by Republic Airways Holdings Inc. in favor of JPMorgan Chase Bank, N.A., dated as of April 11, 2007.(xxiv)
10.58	Stock Purchase Agreement, dated as of March 16, 2007, by and between Republic Airways Holdings Inc. and WexAir LLC.(xxii)
10.59	Stock Purchase Agreement, dated as of September 4, 2007, by and between Republic Airways Holdings Inc. and WexAir RJET LLC.(xxvii)
10.60	Stock Purchase Agreement, dated as of September 11, 2007, by and between Republic Airways Holdings Inc. and WexAir RJET LLC.(xxviii)
10.61	Stock Purchase Agreement, dated as of October 26, 2007, by and between Republic Airways Holdings Inc. and WexAir RJET LLC.(xxix)
10.62†	Airline Services Agreement, among Midwest Airlines, Inc., Republic Airline Inc., Midwest Air Group, Inc. (in a limited capacity) and Republic Airways Holdings Inc. (in a limited capacity), dated September 3, 2008.(xxxiv)
10.62(a)	Amended and Restated Senior Secured Credit Agreement, among Midwest Airlines, Inc., Midwest Air Group, Inc., its subsidiaries, Wells Fargo Bank Northwest, National Association and the lenders party thereto, dated as of September 3, 2008.
10.62(b)
Amendment No. 1 to Amended and Restated Senior Secured Credit Agreement, among Midwest Airlines, Inc., Midwest Air Group, Inc., its subsidiaries, Wells Fargo Bank Northwest, National Association and the lenders party thereto, dated as of October 28, 2008.

10.63†	Airline Services Agreement, by and between Shuttle America Corporation and Mokulele Flight Service, Inc., dated as of October 8, 2008.(xxxiv)
10.63(a)††	Loan Agreement, among Mokulele Flight Service, Inc., its subsidiaries and Republic Airways Holdings Inc., dated as of October 10, 2008.
10.64†	Credit Agreement, by and between US Airways, Inc. and Republic Airways Holdings Inc., dated as of October 20, 2008.(xxxiv)
10.64(a)	Amendment to the Credit Agreement, by and between US Airways, Inc. and Republic Airways Holdings Inc., dated as of December 19, 2008.
21.1	Subsidiaries of Republic Airways Holdings Inc.(i)
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification by Bryan K. Bedford pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Robert H. Cooper pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Bryan K. Bedford pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Robert H. Cooper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of the indicated document have been afforded confidential treatment and have been filed separately with the Commission as required by Rule 406.
††	A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 406.
(i)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-84092, which was declared effective on May 26, 2004.
(ii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(iii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(iv)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 29, 2004.
(v)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 30, 2004.
(vi)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 20, 2005.
(vii)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 21, 2005.
(viii)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-122033, which was declared effective on February 1, 2005.
(ix)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 9, 2005
(x)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(xi)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2005.
(xii)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3, file No. 333-126357, which was declared effective on July 18, 2005.
(xiii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(xiv)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 7, 2005.
(xv)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(xvi)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(xvii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(xviii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(xix)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(xx)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 26, 2007.
(xxi)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.
(xxii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 19, 2007.
(xxiii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 30, 2007.
(xxiv)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
(xxv)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 8, 2007.
(xxvi)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(xxvii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 5, 2007.
(xxviii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 12, 2007.
(xxix)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 29, 2007.
(xxx)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(xxxi)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 10, 2007.
(xxxii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 7, 2008.
(xxxiii)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2008.
(xxxiv)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 4, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: March 16, 2009	By: /s/ Bryan K. Bedford
Bryan K. Bedford
Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan K. Bedford
Bryan K. Bedford	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 16, 2009

/s/ Robert H. Cooper
Robert H. Cooper	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009

/s/ Douglas J. Lambert
Douglas J. Lambert	Director	March 16, 2009

/s/ Lawrence J. Cohen
Lawrence J. Cohen	Director	March 16, 2009

/s/ Mark E. Landesman
Mark E. Landesman	Director	March 16, 2009

/s/ Mark L. Plaumann
Mark L. Plaumann	Director	March 16, 2009