Form 10-Q
period 2009-05-11
REPUBLIC AIRWAYS HOLDINGS INC
filed 2009-05-11
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

☑ Yes  ☐ No

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐  Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐  Yes    ☑ No

Number of shares of Common Stock outstanding as of the close of business on May 8, 2009:  34,448,683.

All other items of this report are inapplicable

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	Mar 31,	Dec 31,
	2009	2008
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$117,899	$129,656
Receivables—net of allowance for doubtful accounts of $1,340 and $2,054, respectively	33,879	25,303
Inventories—net	54,213	51,885
Prepaid expenses and other current assets	15,914	17,924
Notes receivable—net of allowance of $0 and $1,500, respectively	43,096	54,394
Assets held for sale	27,732	82,959
Restricted cash	5,371	1,209
Deferred income taxes	11,621	7,406

Total current assets	309,725	370,736
Aircraft and other equipment—net	2,744,258	2,692,410
Intangible and other assets	185,675	160,097
Goodwill	-	13,335

Total	$3,239,658	$3,236,578

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$155,430	$196,301
Accounts payable	30,988	33,042
Accrued liabilities	126,103	126,742

Total current liabilities	312,521	356,085
Long-term debt—less current portion	2,112,755	2,081,544
Deferred credits and other non current liabilities	85,493	89,182
Deferred income taxes	249,498	233,828

Total liabilities	2,760,267	2,760,639
Commitments and contingencies
Republic Airways Holdings Inc. Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; one vote per share; 150,000,000 shares authorized; 43,781,116 shares issued and 34,448,683 shares outstanding	44	44
Additional paid-in capital	298,578	297,376
Treasury stock, 9,332,433 shares at cost	(181,820)	(181,820)
Accumulated other comprehensive loss	(2,487)	(2,577)
Accumulated earnings	365,076	362,916

Total Republic Airways Holdings Inc. stockholders' equity	479,391	475,939
Noncontrolling interests in Mokulele Flight Service, Inc. ("MFSI")	-	-

Total equity	479,391	475,939

Total	$3,239,658	$3,236,578

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)
	Three Months Ended
	March 31,
	2009	2008
OPERATING REVENUES:
Regional airline services	$321,712	$359,545
Charter revenue and ground handling	435	1,098
Other	3,158	3,240

Total operating revenues	325,305	363,883

OPERATING EXPENSES:
Wages and benefits	64,590	63,364
Aircraft fuel	32,116	81,777
Landing fees	16,898	13,830
Aircraft and engine rent	31,603	33,960
Maintenance and repair	46,581	38,473
Insurance and taxes	6,479	5,800
Depreciation and amortization	35,895	30,893
Goodwill impairment	13,335	-
Other	33,041	29,973

Total operating expenses	280,538	298,070

OPERATING INCOME	44,767	65,813

OTHER INCOME (EXPENSE):
Interest expense	(35,434)	(30,635)
Other—net	2,745	(2,735)

Total other income (expense)	(32,689)	(33,370)

INCOME BEFORE INCOME TAXES	12,078	32,443

INCOME TAX EXPENSE	9,918	12,292

NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	2,160	20,151
Less: Net loss (income) attributable to noncontrolling interest in MFSI	-	-

NET INCOME	$2,160	$20,151

NET INCOME PER COMMON SHARE—BASIC	$0.06	$0.56

NET INCOME PER COMMON SHARE—DILUTED	$0.06	$0.55

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2009	2008
NET CASH FROM OPERATING ACTIVITIES	$55,509	$65,911

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(18,937)	(30,759)
Proceeds on sale of aircraft and other equipment	52,709	-
Aircraft deposits and other	-	(14,474)
Aircraft deposits returned	6,405	16,431
Payments on notes receivable	51	-
Fundings of notes receivable	(25,467)	-
Change in restricted cash	(3,530)	(3,537)

NET CASH FROM INVESTING ACTIVITIES	11,231	(32,339)

FINANCING ACTIVITIES:
Payments on short/long-term debt	(33,509)	(41,104)
Payments on early extinguishment of debt	(44,411)	-
Proceeds from exercise of stock options	-	98
Payments of debt issue costs	(577)	(1,080)
Purchase of treasury stock	-	(6,039)

NET CASH FROM FINANCING ACTIVITIES	(78,497)	(48,125)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,757)	(14,553)

CASH AND CASH EQUIVALENTS—Beginning of period	129,656	164,004

CASH AND CASH EQUIVALENTS—End of period	$117,899	$149,451

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$35,062	$29,624
Income taxes paid	258	182

NON-CASH INVESTING & FINANCING TRANSACTIONS:
Aircraft, inventories, and other equipment purchased through financing arrangements from manufacturer	64,187	142,061
Parts, training and lease credits from aircraft manufacturer	(4,248)	(3,990)
Liabilities assumed in Mokulele transaction	9,300	-

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share amounts)

1. Organization and Business

The accompanying financial statements of Republic Airways Holdings Inc. (“Republic” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements include the accounts of Republic its wholly-owned subsidiaries include Chautauqua Airlines, Inc. (“Chautauqua”), Republic Airline Inc. (“Republic Airline”) and Shuttle America Corporation (“Shuttle America”) and effective March 19, 2009, a 50% controlling interest in Mokulele Flight Service, Inc. (“Mokulele”).  Intercompany transactions and balances are eliminated upon consolidation.

In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed March 16, 2009.

Acquisition of Mokulele

As of the filing of our Annual Report on Form 10-K, Mokulele was in default of the loan and fixed-fee code-share agreement and negotiations had been undertaken with existing shareholders to recapitalize Mokulele.  Pursuant to the recapitalization, the Company converted $3,000 of its $8,000 loan and invested $3,000 of cash in exchange for 50% of Mokulele’s common stock. The Company also received three of the five seats on Mokulele’s Board of Directors.  The recapitalization agreement required Republic to invest an additional $2,500 which was funded on May 1, 2009.  Mokulele could require additional funding, part or all of which may come from us.

The Company obtained control of Mokulele as a result of the recapitalization.  The transaction was accounted for as a business combination as defined by FAS No. 141R, Business Combinations, (FAS 141R).  The Company transferred consideration of $3,000 cash and converted $3,000 of its loan to equity.  The preliminary fair values assigned were approximately $3,000 of cash, $1,100 of restricted cash and prepaid expenses, $9,300 of aircraft and other equipment, and $400 of other assets.  The Company also assumed $9,300 of liabilities.  The transaction did not result in any goodwill.  The Company is continuing to assess the assets fair values assigned to the acquired assets and assumed liabilities.  The Company expects to finalize its purchase price allocation by the fourth quarter of 2009.  The effect of Mokulele’s operations for the last twelve days of March 2009 have not been included in the Company’s results of operations for the three month period ended March 31, 2009 and proforma revenues and net income per common share for the three month periods ended March 31, 2009 and 2008 have not been disclosed, as both were deemed immaterial.

Frontier Airlines Holdings, Inc. Debtor-in-Possession Financing

On March 5, 2009, the Company agreed to a firm commitment for $40,000 in post-petition debtor-in-possession (DIP) financing to Frontier Airlines Holdings, Inc. (“Frontier”).  This new DIP facility refinanced the existing DIP loan that matured on April 1, 2009.  The DIP facility was approved by the United States Bankruptcy Court for the Southern District of New York and all other pre-closing conditions were met and the Company funded the facility on April 1, 2009.  Frontier and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code on April 10, 2008.  As a condition to the loan, Frontier agreed to allow the Company’s damage claim in the amount of $150,000 arising out of Frontier’s rejection of the Airline Services Agreement, dated January 11, 2007, by and among Frontier, Frontier Airlines, Inc., the Company and Republic Airline.  At this time, the Company cannot estimate the recovery value of the claim, if any.

US Airways, Inc. Notes Receivable Funding

On March 19, 2009, the Company funded the additional $25,000 term loan to US Airways, Inc. (“US Airways”).  The initial and additional draws from US Airways total $35,000, bear interest at LIBOR plus a margin and are scheduled to be repaid in 8 equal quarterly installments beginning January 2010.

2. Summary of Significant Accounting Policies

(a)
Risk Management - Included in accumulated other comprehensive loss, net of tax, are amounts paid or received on settled cash flow hedges related to the Company’s financing of aircraft.  The Company reclassifies such amounts to interest expense over the term of the respective aircraft debt. The Company reclassified $151 and $160 to interest expense during the three month period ended March 31, 2009 and 2008, respectively.

(b)
Revenue Recognition - Under the Company’s code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force No. 01-08, Determining Whether an Arrangement Contains a Lease, the Company has concluded that a component of its revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the three months ended March 31, 2009 and 2008 were $94,111 and $88,846, respectively, and have been included in regional airline services revenue in the Company’s condensed consolidated statements of income.

(c)
Net Income Per Common Share - is based on the weighted average number of shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations:

	Three Months Ended
	March 31,
	2009	2008
Weighted-average common shares outstanding for basic net income per share	34,448,683	36,237,981
Effect of dilutive employee stock options, restricted stock and warrants	-	323,313

Adjusted weighted-average common shares outstanding and assumed conversions for diluted net income per share	34,448,683	36,561,294

    The Company excluded 4,114,669 and 1,133,542 of employee stock options from the calculation of diluted net income per share due to their anti-dilutive impact for the three months ended March 31, 2009 and 2008.

(d)
New Accounting Pronouncements - Effective January 1, 2009, the Company adopted FAS 141R, Business Combinations, which replaces FAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective January 1, 2009, the Company adopted FAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“FAS 160”), which amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, Earnings per Share so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

3. Debt

During the three months ended March 31, 2009, the Company obtained three aircraft, all of which were debt-financed. The debt was obtained from banks and the aircraft manufacturer for terms of 15 years at interest rates ranging from 2.80% to 2.94%. The total debt incurred for the three aircraft was $68,242.

The Company’s revolving credit agreement with a bank was extended and expires on May 29, 2009. The Company’s revolving credit agreement contains restrictive covenants that require, among other things, that the Company maintain a certain fixed charge coverage ratio, a debt to earnings leverage ratio and a liquidity covenant. The Company was in compliance with the covenants at March 31, 2009. As of March 31, 2009 and December 31, 2008, the Company had no outstanding borrowings under this agreement with the bank.

4. Commitments and Contingencies

The Company has a commitment to acquire seven spare aircraft engines with a current list price totaling approximately $31,822. These commitments are subject to customary closing conditions.

5. Impairment of Goodwill

During the quarter ended March 31, 2009, the Company’s stock price reached a record low of $4.23.  Due to the uncertainty surrounding the current economic environment and the airline industry, as well as the disparity between the Company’s market capitalization and the carrying value of its stockholders’ equity, the Company performed an interim test of the recoverability of its goodwill in accordance with FAS No. 142, Goodwill and Other Intangible Assets.  The Company has one reporting unit and all of the goodwill of $13,335 is assigned to that unit.  In assessing the recoverability of goodwill, the Company made a determination of the fair value of its business.

Fair value of the business is determined using a combination of an income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to their present value, and a market approach, which estimates fair value using market multiples of various financial measures compared to a set of comparable public companies in the regional airline industry.  An impairment loss will generally be recognized when the carrying amount of the net assets of the business exceeds its estimated fair value.  The valuation methodology and underlying financial information included in the Company’s determination of fair value require significant judgments to be made by management.  These judgments include, but are not limited to, market valuation comparisons to similar airlines, long term projections of future financial performance and the selection of appropriate discount rates used to determine the present value of future cash flows.  Changes in such estimates or the application of alternative assumptions could produce significantly different results.  Factors considered by management to have constituted a potential triggering event included a record low in the Company’s stock price and market capitalization, and a deepening recessionary economic environment.

The Company’s interim assessment indicated that fair value of the reporting unit was less than its carrying value, and therefore, the Company was required to perform Step Two of the FAS 142 goodwill impairment testing methodology.

In Step Two of the impairment testing, the Company estimated the implied fair value of goodwill of the reporting unit by allocating the fair value of the reporting unit determined in Step One to all the assets and liabilities of the reporting unit, including any recognized and unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  As a result of the Step Two testing, the Company has estimated that the goodwill was completely impaired and therefore recorded an estimated impairment charge during the first quarter of 2009 to write-off the full value of goodwill. The Company's fair value calculations for goodwill are classified within level 3 of the fair value hierarchy as defined in FAS No. 157, Fair Value Measurements. The Company is still in the process of finalizing certain valuations related to the goodwill impairment analysis. Adjustments, if any, to the Company’s estimates as a result of completing the valuation analysis will be recorded during the three months ending June 30, 2009.

6. Subsequent Events

The Company was recently informed by Midwest of its intent to delay two payments totaling $3,300 required by the fixed-fee code-share agreement. Based on discussions with Midwest’s management and its financial advisors, the Company expects to receive payment of these amounts in three installments beginning on or about the date of this filing through the end of May 2009. The Company continues to monitor Midwest’s financial condition and is working closely with Midwest management and its financial advisors.

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

Overview

We are a Delaware holding company organized in 1996 that owns three regional airlines: Chautauqua Airlines, Inc., (“Chautauqua Airlines”), our operator of 44 to 50 seat aircraft; Shuttle America Corporation (“Shuttle America”), our operator of 70 to 76 seat aircraft; and Republic Airline Inc. (“Republic Airline”), our operator of 76 to 86 seat aircraft.  As of March 31, 2009, our subsidiaries offered scheduled passenger service on approximately 1,250 flights daily to 109 cities in 35 states, Canada, Mexico, and Jamaica pursuant to code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), Continental Airlines, Inc. (“Continental”), Delta Air Lines, Inc. (“Delta”), Midwest Airlines, Inc. (“Midwest”), Mokulele Flight Service, Inc. (“Mokulele”), United Air Lines, Inc. (“United”), and US Airways, Inc. (“US Airways”), (collectively referred to as our “Partners”). We began flying for Midwest and Mokulele in October and November 2008, respectively. Currently, we provide our Partners with regional jet service, operating as AmericanConnection, Continental Express, Delta Connection, Midwest Connect, Mokulele Airlines, United Express, or US Airways Express, including service out of their hubs and focus cities.

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

For the three months ended March 31, 2009, US Airways accounted for approximately 29% of the Company’s regional airline services revenue, United accounted for approximately 24%, Delta accounted for approximately 21%, Continental accounted for approximately 11%, American accounted for approximately 9%, Midwest accounted for approximately 5%, and Mokulele accounted for approximately 1%.

The following table sets forth certain operational statistics and the percentage-of-change for the periods identified below:

Unaudited Operating Highlights	Three Months Ended March 31,
	2009	2008	Change
Regional airline services revenue, excluding fuel (000)	289,596	277,768	4.3%
Passengers carried	4,433,809	4,441,737	-0.2%
Revenue passenger miles (000)(1)	2,257,102	2,296,711	-1.7%
Available seat miles (000)(2)	3,324,371	3,240,323	2.6%
Passenger load factor (3)	67.9%	70.9%	(3.0)	pts
Cost per available seat mile, including interest expense (cents)(4)	9.50	10.14	-6.3%
Fuel cost per available seat mile	0.97	2.52	-61.5%
Cost per available seat mile, excluding fuel expense (cents)	8.54	7.62	12.1%
Operating aircraft at period end:
37-50 seat regional jets	91	118	-22.9%
70+ seat regional jets	130	108	20.4%
Block hours(5)	178,435	188,824	-5.5%
Departures	104,692	105,005	-0.3%
Average daily utilization of each aircraft (hours)(6)	9.7	10.2	-4.9%
Average aircraft stage length (miles)	487	514	-5.3%

(1)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(3)	Revenue passenger miles divided by available seat miles.
(4)	Total operating and interest expenses divided by available seat miles.
(5)	Hours from takeoff to landing, including taxi time.
(6)	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The following table sets forth information regarding the Company’s expense components for the three months ended March 31, 2009 and March 31, 2008. Individual expense components are also expressed in cents per ASM.

	Three Months Ended March 31,
	2009		2008
	Amount (in thousands)	Cents per ASM	Amount (in thousands)	Cents per ASM
Wages and benefits	$64,590	1.94	$63,364	1.96
Aircraft fuel	32,116	0.97	81,777	2.52
Landing fees	16,898	0.51	13,830	0.43
Aircraft rental	31,603	0.95	33,960	1.05
Maintenance and repair	46,581	1.40	38,473	1.19
Insurance and taxes	6,479	0.19	5,800	0.18
Depreciation and amortization	35,895	1.08	30,893	0.95
Goodwill impairment	13,335	0.40	-	-
Other	33,041	0.99	29,973	0.93
Total operating expenses	280,538	8.44	298,070	9.20

Interest expense	35,434	1.07	30,635	0.95

Total Operating and interest expenses	$315,972	9.50	$328,705	10.14

Total Operating and interest expenses less fuel and goodwill impairment	$270,521	8.14	$246,928	7.62

Operating revenue in 2009 decreased by 10.6%, or $38.6 million, to $325.3 million compared to $363.9 million in 2008. Excluding reimbursement for fuel expense, which is a pass-through cost to our Partners, regional airline service revenues increased 4.3% for 2009.  The increase was due mainly to a shift in the mix of flying toward larger regional jets. Twenty-two E175 regional jets were added for our partners since March 31, 2008 and twenty-eight 37-50 seat regional jets removed from service during that same period.

Total operating expenses decreased by 5.9%, or $17.5 million, to $280.5 million in 2009 compared to $298.1 million in 2008.  Total operating and interest expenses, excluding fuel, increased by 15.0%, or $36.9 million, to $283.9 million for 2009 compared to $246.9 million during 2008 due mainly to a $13.3 million write-off of Goodwill, a $3.1 million accrual for aircraft return costs and a $3.0 million write down of our note receivable with Mokulele. The cost per available seat mile on total operating and interest expenses, excluding fuel charges, increased from 7.62¢ in 2008 to 8.54¢ in 2009.  Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 1.9%, or $1.2 million, to $64.6 million for 2009 compared to $63.4 million in 2008 due mainly to normal wage increases as block hour activity was down 5.5% from 2008.  We recorded stock-based compensation expense of $1.2 million in 2009 and 2008.  The cost per available seat mile decreased to 1.94¢ for 2009 compared to 1.96¢ in 2008.

Aircraft fuel expense decreased 60.7%, or $49.7 million, to $32.1 million for 2009 compared to $81.8 million for 2008 due mainly to a 50% decrease in the average fuel price per gallon from $2.86 in 2008 to $1.44 in 2009. Beginning in January 2008, we did not record fuel expense and the related revenue for a portion of the United operations, due to United paying for fuel directly at certain airports.  United has continued to increase the portion of flying for which they pay directly.  We also do not pay for or record fuel expense and the related revenue for Continental, Midwest, Mokulele or US Airways.  The unit cost decreased to 0.97¢ in 2009 compared to 2.52¢ in 2008.

Landing fees increased by 22.2%, or $3.1 million, to $16.9 million in 2009 compared to $13.8 million in 2008. The increase is due mainly to a 20% increase in the average landing fee charged by the airports. Our fixed-fee agreements provide for a direct reimbursement of landing fees. The unit cost increased to 0.51¢ in 2009 compared to 0.43¢ in 2008.

Aircraft and engine rent decreased by 6.9%, or $2.4 million, to $31.6 million in 2009 compared to $34.0 million in 2008 due mainly to a decrease in aircraft rents of leased CRJ aircraft which are being returned to the lessor beginning in December 2008. The unit cost decreased to 0.95¢ in 2009 compared to 1.05¢ in 2008.

Maintenance and repair expenses increased by 21.1%, or $8.1 million, to $46.6 million in 2009 compared to $38.5 million for 2008 due mainly to a $4.8 million increase in scheduled heavy maintenance expenses.  Additionally, repair expenses on parts no longer under warranty or included under long term contracts increased $2.6 million.  The unit cost increased to 1.40¢ in 2009 compared to 1.19¢ in 2008.

Insurance and taxes increased 11.7%, or $0.7 million, to $6.5 million in 2009 compared to $5.8 million in 2008, due to an increase in aircraft property taxes. Our fixed-fee agreements generally provide for a direct reimbursement of insurance and property taxes.  The unit cost increased to 0.19¢ in 2009 compared to 0.18¢ in 2008.

Depreciation and amortization increased 16.2%, or $5.0 million, to $35.9 million in 2009 compared to $30.9 million in 2008 due mainly to $6.4 million of additional depreciation on regional jet aircraft purchased over the past year.  Depreciation on aircraft removed from service to be sold decreased $1.9 million.  The unit cost increased to 1.08¢ in 2009 compared to 0.95¢ in 2008.

Other expenses increased 54.7%, or $16.4 million, to $46.4 million in 2009 from $30.0 million in 2008, due primarily to one time items including a $13.3 million non-cash impairment of goodwill, a $3.1 million accrual for aircraft return costs and a $3.0 million write down of our note receivable with Mokulele. These increases were partially offset by a decrease in crew training costs as no new aircraft are scheduled to be delivered beyond March 31, 2009.   The unit cost increased to 1.39¢ in 2009 from 0.93¢ in 2008.

Interest expense increased 15.7% or $4.8 million, to $35.4 million in 2009 from $30.6 million in 2008 primarily due to interest on an increased amount of aircraft debt. The weighted average interest rate decreased to 5.9% in 2009 from 6.2% in 2008. The unit cost increased to 1.07¢ in 2009 from 0.95¢ in 2008.

We incurred income tax expense of $9.9 million during 2009, compared to $12.3 million in 2008. The effective tax rates for 2009 and 2008 were 82.1% and 37.9%, respectively, which were higher than the statutory rate due to state income taxes and non-deductible meals and entertainment expense, primarily for our flight crews.   Also, the 2009 tax rate was affected by the $13.3 million write-off of goodwill, which is not deductible for tax.

Liquidity and Capital Resources

As of March 31, 2009, the Company had $117.9 million in cash and cash equivalents and a working capital deficit of $2.8 million.  The Company’s revolving credit agreement with a bank was extended and expires on May 29, 2009. The Company has no outstanding borrowings under this agreement with the bank.

Net cash provided by operating activities was $55.5 million and $65.9 million for the three months ended March 31, 2009 and 2008, respectively.  The $10.4 million decrease in operating cash flows is primarily attributable to timing and changes in our working capital needs.

Net cash provided by investing activities was $11.2 million for the three months ended March 31, 2009 as compared to $(32.3) million for the three months ended March 31, 2008.  We acquired and debt financed three aircraft during the three months ended March 31, 2009.  The total debt incurred for the three purchased aircraft was $63.8 million.  Cash used in the purchase of the aircraft, net of aircraft deposits returned was $5.7 million in the three months ended March 31, 2009.  All other capital expenditures totaled $6.8 million.  The Company sold six of its E135 assets held for sale for total proceeds of $52.7 million.  The Company funded $25.5 million in notes receivable, which included $25.0 million to US Airways and $0.5 million to Mokulele.

Net cash used by financing activities was $(78.5) million for the three months ended March 31, 2009. The net cash used by financing activities included the Company’s extinguishment of debt related to the sale of its E135 aircraft of $(44.4) and $(34.1) of scheduled debt and debt issue cost payments.

The Company currently anticipates that its available cash resources, cash generated from operations and anticipated third-party financing arrangements will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

Aircraft Leases and Other Off-Balance Sheet Arrangements

The Company has significant obligations for aircraft that are classified as operating leases, and are not reflected as liabilities on its balance sheet. These leases expire between 2009 and 2023. As of March 31, 2009, the Company’s total mandatory payments under operating leases aggregated approximately $1.1 billion and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $113.4 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities and office equipment. The leases expire through 2023. As of March 31, 2009, the Company’s total mandatory payments under other non-cancelable operating leases aggregated approximately $118.7 million.  Total minimum annual other rental payments for the next 12 months are approximately $11.6 million.

Contractual Obligations and Commercial Commitments

The Company has a commitment to acquire seven spare aircraft engines with a current list price totaling approximately $31.8 million. These commitments are subject to customary closing conditions.

On March 5, 2009, the Company agreed to a firm commitment for $40 million in post-petition debtor-in-possession (DIP) financing to Frontier Airlines Holdings, Inc. (“Frontier”).  This new DIP facility refinanced the existing DIP loan that matured on April 1, 2009.  The DIP facility was approved by the United States Bankruptcy Court for the Southern District of New York and all other pre-closing conditions were met and the Company funded the facility on April 1, 2009.  Frontier and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code on April 10, 2008.  As a condition to the loan, Frontier agreed to allow the Company’s damage claim in the amount of $150 million arising out of Frontier’s rejection of the Airline Services Agreement, dated January 11, 2007, by and among Frontier, Frontier Airlines, Inc., the Company and Republic Airline.  At this time, the Company cannot estimate the recovery value of the claim, if any.

The Company’s commercial commitments at March 31, 2009 include letters of credit totaling $12.6 million expiring within one year.

The Company anticipates cash payments for interest for the year ended 2009 to be approximately $131.1 million, and the Company does not anticipate significant tax payments in 2009.

Goodwill Impairment

During the quarter ended March 31, 2009, the Company’s stock price reached a record low of $4.23.  Due to the uncertainty surrounding the current economic environment and the airline industry, as well as the disparity between the Company’s market capitalization and the carrying value of its stockholders’ equity, the Company performed an interim test of the recoverability of its goodwill in accordance with FAS No. 142, Goodwill and Other Intangible Assets.  The Company has one reporting unit and all of the goodwill of $13.3 million is assigned to that unit.  In assessing the recoverability of goodwill, the Company made a determination of the fair value of its business.

Fair value of the business is determined using a combination of an income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to their present value, and a market approach, which estimates fair value using market multiples of various financial measures compared to a set of comparable public companies in the regional airline industry.  An impairment loss will generally be recognized when the carrying amount of the net assets of the business exceeds its estimated fair value.  The valuation methodology and underlying financial information included in the Company’s determination of fair value require significant judgments to be made by management.  These judgments include, but are not limited to, market valuation comparisons to similar airlines, long term projections of future financial performance and the selection of appropriate discount rates used to determine the present value of future cash flows.  Changes in such estimates or the application of alternative assumptions could produce significantly different results.  Factors considered by management to have constituted a potential triggering event included a record low in the Company’s stock price and market capitalization, and a deepening recessionary economic environment.

The Company’s interim assessment indicated that the fair value of the reporting unit was less than its carrying value, and therefore, the Company was required to perform Step Two of the FAS 142 goodwill impairment testing methodology.

In Step Two of the impairment testing, the Company estimated the implied fair value of goodwill of the reporting unit by allocating the fair value of the reporting unit determined in Step One to all the assets and liabilities of the reporting unit, including any recognized and unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  As a result of the Step Two testing, the Company has estimated that the goodwill was completely impaired and therefore recorded an estimated impairment charge during the first quarter of 2009 to write-off the full value of goodwill.  The Company's fair value calculations for goodwill are classified within level 3 of the fair value hierarchy as defined in FAS No. 157, Fair Value Measurements. The Company is still in the process of finalizing certain valuations related to the goodwill impairment analysis. Adjustments, if any, to the Company’s estimates as a result of completing the valuation analysis will be recorded during the three months ending June 30, 2009.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Our earnings can be affected by changes in interest rates due to amount of cash and securities held. At March 31, 2009 and December 31, 2008 all of our long-term debt was fixed rate debt. We anticipate that additional debt will be at fixed rates. However, we believe we could fund any interest rate increases on additional variable rate long-term debt with the increased amounts of interest income.

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

There have been no significant changes in the Company’s internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5: Other Information
The Company was recently informed by Midwest of its intent to delay two payments totaling $3.3 million required by the fixed-fee code-share agreement. Based on discussions with Midwest’s management and its financial advisors, the Company expects to receive payment of these amounts in three installments beginning on or about the date of this filing through the end of May 2009. The Company continues to monitor Midwest’s financial condition and is working closely with Midwest management and its financial advisors.

Part II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “10-K”), which could materially affect our business, financial condition or future results. The risks described in our 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.

Exhibits

(a)	Exhibits

10.56(a)	Amended and Restated Secured Super Priority Debtor In Possession Credit Agreement dated April 1, 2009.

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

31.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

32.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: May 11, 2009	By: /s/ Bryan K. Bedford
Name: Bryan K. Bedford
Title: Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated: May 11, 2009	By: /s/ Robert H. Cooper
Name: Robert H. Cooper
Title: Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)