Form 10-Q
period 2009-06-30
REPUBLIC AIRWAYS HOLDINGS INC
filed 2009-08-06
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   ☐Yes   ☒ No

Number of shares of Common Stock outstanding as of the close of business on July 31, 2009:  34,448,683.

TABLE OF CONTENTS

	Part I - Financial Information
Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of Income (Unaudited) for the Three and Six Months Ended June 30, 2009 and 2008	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2009 and 2008	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

	Part II - Other Information
Item 1A.	Risk Factors	16

Item 4	Submission of Matters to a Vote of the Security Holders	16

Item 6.	Exhibits	16

	Signatures	18

Exhibit 10.62(d) Amendment No. 3 to the Amended and Restated Senior Secured Credit Agreement dated June 2, 2009

Exhibit 10.62(e) Amendment No. 2 to the Airline Services Agreement dated June 3, 2009

Exhibit 31.1 Certification by Chief Executive Officer

Exhibit 31.2 Certification by Chief Financial Officer

Exhibit 32.1 Certification by Chief Executive Officer

Exhibit 32.2 Certification by Chief Financial Officer

All other items of this report are inapplicable

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	Dec 31,
	2009	2008
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$97,371	$129,656
Receivables—net of allowance for doubtful accounts of $1,566 and $2,054, respectively	36,921	25,303
Inventories—net	58,236	51,885
Prepaid expenses and other current assets	15,320	17,924
Notes receivable—net of allowance of $0 and $1,500, respectively	76,900	54,394
Assets held for sale	-	82,959
Restricted cash	14,716	1,209
Deferred income taxes	9,184	7,406

Total current assets	308,648	370,736
Aircraft and other equipment—net	2,726,916	2,692,410
Intangible and other assets	190,386	160,097
Goodwill	-	13,335

Total	$3,225,950	$3,236,578

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$141,214	$196,301
Accounts payable	24,635	33,042
Accrued liabilities	145,280	126,742

Total current liabilities	311,129	356,085
Long-term debt—less current portion	2,082,216	2,081,544
Deferred credits and other non current liabilities	79,863	89,182
Deferred income taxes	260,299	233,828

Total liabilities	2,733,507	2,760,639
Commitments and contingencies
Republic Airways Holdings Inc. Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued	-	-
or outstanding
Common stock, $.001 par value; one vote per share; 150,000,000 shares authorized;	44	44
43,781,116 shares issued and 34,448,683 shares outstanding
Additional paid-in capital	300,044	297,376
Treasury stock, 9,332,433 shares at cost	(181,820)	(181,820)
Accumulated other comprehensive loss	(2,371)	(2,577)
Accumulated earnings	379,193	362,916

Total Republic Airways Holdings Inc. stockholders' equity	495,090	475,939
Noncontrolling interests in Mokulele Flight Service, Inc. ("MFSI")	(2,647)	-

Total equity	492,443	475,939

Total	$3,225,950	$3,236,578

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
OPERATING REVENUES:
Regional airline services	$310,343	$387,015	$632,055	$746,560
Charter revenue and ground handling	245	1,092	680	2,190
Other	9,374	3,265	12,532	6,505

Total operating revenues	319,962	391,372	645,267	755,255

OPERATING EXPENSES:
Wages and benefits	65,992	65,365	130,582	128,729
Aircraft fuel	28,586	100,584	60,702	182,361
Landing fees	18,510	15,915	35,408	29,745
Aircraft and engine rent	30,205	33,936	61,808	67,896
Maintenance and repair	46,054	40,620	92,635	79,093
Insurance and taxes	6,803	6,240	13,282	12,040
Depreciation and amortization	37,709	32,590	73,604	63,483
Goodwill impairment	-	-	13,335	-
Other	32,465	30,361	65,506	60,334

Total operating expenses	266,324	325,611	546,862	623,681

OPERATING INCOME	53,638	65,761	98,405	131,574

OTHER INCOME (EXPENSE):
Interest expense	(34,950)	(32,175)	(70,384)	(62,810)
Other—net	4,894	12,624	7,639	9,889

Total other income (expense)	(30,056)	(19,551)	(62,745)	(52,921)

INCOME BEFORE INCOME TAXES	23,582	46,210	35,660	78,653

INCOME TAX EXPENSE	12,112	17,779	22,030	30,071

NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	11,470	28,431	13,630	48,582
Add: Net loss (income) attributable to noncontrolling interest in MFSI	2,647	-	2,647	-

NET INCOME	$14,117	$28,431	$16,277	$48,582

NET INCOME PER COMMON SHARE - BASIC	$0.41	$0.82	$0.48	$1.37

NET INCOME PER COMMON SHARE - DILUTED	$0.41	$0.81	$0.48	$1.36

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2009	2008
NET CASH FROM OPERATING ACTIVITIES	$99,163	$127,857

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(21,006)	(54,210)
Proceeds on sale of aircraft and other equipment	70,158	19,006
Aircraft deposits and other	(4,000)	(19,457)
Aircraft deposits returned	6,405	29,167
Funding of notes receivable	(58,968)	-
Other	133	15

NET CASH FROM INVESTING ACTIVITIES	(7,278)	(25,479)

FINANCING ACTIVITIES:
Payments on short/long-term debt	(66,487)	(85,303)
Payments on early extinguishment of debt	(56,772)	-
Proceeds from exercise of stock options	-	161
Payments of debt issue costs	(911)	(1,844)
Proceeds on settlement of interest rate swaps	-	5,785
Purchase of treasury stock	-	(39,234)

NET CASH FROM FINANCING ACTIVITIES	(124,170)	(120,435)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(32,285)	(18,057)

CASH AND CASH EQUIVALENTS—Beginning of period	129,656	164,004

CASH AND CASH EQUIVALENTS—End of period	$97,371	$145,947

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$65,401	$59,864
Income taxes paid	270	233

NON-CASH INVESTING & FINANCING TRANSACTIONS:
Aircraft, inventories, and other equipment purchased through financing arrangements from manufacturer	64,187	245,792
Parts, training and lease credits from aircraft manufacturer	(9,631)	(6,840)
Liabilities assumed in Mokulele transaction	9,300	-
Conversion of Mokulele note to equity	3,000	-
Engine received to be financed or paid	3,319	-

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share and per share amounts)

1. Organization and Business

The accompanying financial statements of Republic Airways Holdings Inc. (“Republic, the Company, we, us or our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements include the accounts of Republic and its wholly-owned subsidiaries, Chautauqua Airlines, Inc. (“Chautauqua”), Republic Airline Inc. (“Republic Airline”) and Shuttle America Corporation (“Shuttle America”) and a 55% interest in Mokulele Flight Service, Inc. (“Mokulele”) which increased to 89% in July 2009.  Intercompany transactions and balances are eliminated upon consolidation.

In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed March 16, 2009.

Frontier Airlines

On April 10, 2008, Frontier Airlines Holdings, Inc. and its subsidiaries, Frontier Airlines, Inc. and Lynx Aviation, Inc. (collectively “Frontier”), filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  As of the bankruptcy date the Company operated 12, of a committed 17, E170 aircraft, all of which were under a fixed-fee code-share agreement.  On April 22, 2008, Frontier rejected the fixed-fee code-share agreement and all 12 aircraft were removed during the second quarter of 2008.

On August 4, 2008, the Company agreed to participate with two other creditors in providing a debtor-in-possession (“DIP”) firm financing commitment of $30,000 to Frontier.  The Company’s portion of this commitment was $12,500.  The note was collateralized by certain assets of Frontier, bore interest at 16%, and matured on April 1, 2009.  The existing DIP facility was renegotiated and the Company agreed to a firm commitment for $40,000 in post-petition DIP financing to Frontier in March 2009.  This new DIP facility was approved by the United States Bankruptcy Court.  As a condition to the loan, Frontier agreed to allow the Company’s damage claim in the amount of $150,000 arising out of Frontier’s rejection of the fixed-fee code-share agreement, dated January 11, 2007.

On June 22, 2009, the Company entered into an Investment Agreement with Frontier (the “Agreement”), pursuant to which the Company would serve as the equity sponsor of Frontier’s plan of reorganization (the “Plan”).  Pursuant to the Plan, the Company would purchase all of the equity in Frontier, as reorganized, for $108,750.  The proposed plan of reorganization provides for general unsecured creditors to receive $28,750 in cash. An additional $40,000 of the sale proceeds would be applied as repayment of the outstanding DIP loan.  This Plan and the Agreement have been approved by the Bankruptcy Court, but remain subject to certain closing conditions as well as the conditions of the bankruptcy process which include an open auction process.  The auction process is expected to conclude in August 2009.  If the Agreement is completed and all closing conditions are satisfied, Frontier will emerge from Chapter 11 as a wholly owned subsidiary of the Company.  The bankruptcy process is expected to conclude in September 2009.

Midwest Airlines

In September 2008, we entered into a fixed-fee code-share agreement with Midwest Airlines. Under the terms of the agreement, we operate 12 E170 aircraft.  In addition, the Company made a one year term loan in the amount of $25,000 with interest at 10.25% which is payable monthly.  During the second quarter of 2009, the Company increased its loans to Midwest to a total of $31,000. As a part of Midwest’s ongoing restructuring, Midwest reached out- of-court settlements with Skywest Airlines and Boeing Capital Corporation to return the 12 CRJ200 aircraft and the nine Boeing B717 in its fleet by the end of January 2010, respectively.  We amended our fixed-fee code-share agreement with Midwest on June 3, 2009 to allow for the operation of twelve 37-50 seat Embraer jet aircraft and five E190 aircraft.

On June 23, 2009, the Company announced its intention to acquire Midwest from TPG Capital (“TPG”), a Fort Worth, Texas-based private equity firm.  On July 31, 2009, the Company purchased from TPG their $31,000 secured note from Midwest Airlines, Inc., a wholly-owned subsidiary of Midwest Air Group (“MAG”), for approximately $6,000 in cash and issued the TPG Entities a convertible note having a principal amount of $25,000 and a five-year maturity and convertible by the TPG Entities in whole or in part, from time to time, prior to maturity into 2,500,000  shares of the Company’s common stock, subject to adjustment in certain circumstances.

Acquisition of Mokulele Airlines

In November 2008, we began operating under a fixed-fee code-share agreement with Mokulele to provide up to four E170 aircraft in inter island service in Hawaii.  At the same time, we agreed to loan Mokulele $8,000 in a one year term loan to assist in the funding of startup costs of the operation.  In March 2009, we and certain shareholders of Mokulele agreed to participate in a restructuring of Mokulele.  Under this agreement, we agreed to convert $3,000 of our loan to equity and invest $3,000 of cash in exchange for 50% ownership of Mokulele’s common stock and three of the five Mokulele Board of Directors’ seats.  The recapitalization agreement also required us to invest an additional $2,500 in May 2009, which increased our ownership to 55%.

The recapitalization effectively provided for a controlling ownership in Mokulele and has been accounted for as a business combination as defined by FAS No. 141R, “Business Combinations”, (FAS 141R).  No goodwill was recognized as a result of this transaction.  The preliminary fair values assigned were appr oximately $3,000 of cash, $1,100 of restricted cash and prepaid expenses, $9,300 of aircraft and other equipment, and $400 of other assets.  The Company also assumed $9,300 of liabilities.  The transaction did not result in any goodwill.  The Company is continuing to assess the assets fair values assigned to the acquired assets and assumed liabilities.  The Company expects to finalize its purchase price allocation by the fourth quarter of 2009.  The effect of Mokulele’s operations for the last twelve days of March 2009 have not been included in the Company’s results of operations for the three and six month periods ended March 31, 2009 and June 30, 2009 respectively, and segment reporting, proforma revenues, and net income per common share for the three and six month periods ended June 30, 2009 and 2008 have not been disclosed, as were deemed immaterial.

In July 2009, the Company invested an additional $7,500 bringing our total ownership percentage to 89%.  In addition, the fixed-fee code-share agreement was amended to provide for either Mokulele or us to early terminate the fixed-fee code-share agreement with 90 days prior written notice and all aircraft security deposits held by us would be forfeited by Mokulele on the termination date.  The amendment also provided that the fourth aircraft will not be delivered and for the forfeiture of the $500 security deposit to the Company.  Mokulele could require additional funding, part or all of which may come from us.

US Airways, Inc. Notes Receivable Funding

In October 2008, the Company entered into a credit agreement with US Airways.  Under the agreement, we agreed to make a term loan to US Airways in the amount of $10,000, with interest at LIBOR plus a margin, which was payable quarterly.  The principal was due in October 2009.  In March 2009, the Company funded an additional $25,000 term loan to US Airways, which was provided for in the initial loan.  The total loans outstanding to US Airways are $35,000, bearing interest at LIBOR plus a margin with quarterly interest payments and principal payments scheduled in eight equal quarterly installments, beginning in January 2010.

2. Summary of Significant Accounting Policies

Risk Management - Included in accumulated other comprehensive loss, net of tax, are amounts paid or received on settled cash flow hedges related to the Company’s financing of aircraft.  The Company reclassifies such amounts to interest expense over the term of the respective aircraft debt. The Company reclassified $193 and $365, and $344 and $525 to interest expense during the three and six month periods ended June 30, 2009 and 2008, respectively.

Revenue Recognition - Under the Company’s code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force No. 01-08, Determining Whether an Arrangement Contains a Lease, the Company has concluded that a component of its revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the three and six months ended June 30, 2009 and 2008 were $93,715 and $89,657, and $186,752 and $178,503 respectively, and have been included in regional airline services revenue in the Company’s condensed consolidated statements of income.

Net Income Per Common Share - is based on the weighted average number of shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted-average common shares outstanding for basic net income per share	34,448,683	34,854,532	34,448,683	35,546,257
Effect of dilutive employee stock options, restricted stock, and warrants	-	123,139	-	203,113
Adjusted weighted-average common shares outstanding and assumed conversions for diluted net income per share	34,448,683	34,977,671	34,448,683	35,749,370

The Company excluded 4,114,669 and 1,863,709, and 4,512,410 and 1,813,500 respectively, of employee stock options from the calculation of diluted net income per share due to their anti-dilutive impact for the three and six months ended June 30, 2009 and 2008.

New Accounting Pronouncements -  Effective January 1, 2009, the Company adopted FAS 141R which replaces FAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective January 1, 2009, the Company adopted SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“FAS 160”), which amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, this Statement amends FASB Statement No. 128, “Earnings per Share,” so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued. The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective May 2009, the Company adopted SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.  The Company has evaluated subsequent events for potential recognition and/or disclosure through August 5, 2009, the date the consolidated financial statements included in this Quarterly Report on Form10-Q were issued.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 166”), which provides guidance to improve transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. It also clarifies the requirement for isolation and limitations on portions of financial assets that are eligible for sale accounting, eliminates exceptions for qualifying special-purpose entities from the consolidation guidance and eliminates the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the financial assets. This pronouncement is effective for our interim and annual reporting periods beginning January 1, 2010.  We are currently evaluating the impact of the pending adoption of SFAS No. 166 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE.  SFAS No. 167 is effective for annual reporting periods beginning after November 15, 2009.  We are currently evaluating the impact of the pending adoption of SFAS No. 167 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, SFAS No. 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We do not expect adoption to have a material impact on our consolidated financial statements.

3. Debt

During the six months ended June 30, 2009, the Company obtained three aircraft, all of which were debt-financed. The debt was obtained from banks and the aircraft manufacturer for terms of 15 years at interest rates ranging from 2.80% to 2.94%. The total debt incurred for the three aircraft was $68,242.

The Company’s revolving credit agreement with a bank expired on May 29, 2009.

4. Commitments and Contingencies

The Company has a commitment to acquire six spare aircraft engines with a current list price totaling approximately $27,276. These commitments are subject to customary closing conditions.

5. Impairment of Goodwill

During the quarter ended March 31, 2009, the Company’s stock price reached a then record low of $4.23.  Due to the disparity between the Company’s market capitalization and the carrying value of its stockholders’ equity, the Company performed an interim test of the recoverability of its goodwill in accordance with FAS No. 142, “Goodwill and Other Intangible Assets.”  The Company had one reporting unit and all of the goodwill of $13,335 was assigned to that unit.  In assessing the recoverability of goodwill, the Company made a determination of the fair value of its business.

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

The Company’s interim assessment under the market and income approach indicated the indicated fair value of the reporting unit was less than its carrying value, and therefore, the Company was required to perform Step Two of the FAS 142 goodwill impairment testing methodology.

In Step Two of the impairment testing, the Company determined the implied fair value of goodwill of the reporting unit by allocating the fair value of the reporting unit determined in Step One to all the assets and liabilities of the reporting unit, including any recognized and unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  As a result of the Step Two testing, the Company determined that goodwill was completely impaired and therefore recorded an impairment charge during the first quarter of 2009 to write-off the full value of goodwill.  The Company finalized the impairment analysis and deemed no adjustments were necessary.

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

Overview

We are a Delaware holding company organized in 1996 that owns three regional airlines: Chautauqua Airlines, Inc., (“Chautauqua Airlines”), our operator of 44 to 50 seat aircraft; Shuttle America Corporation (“Shuttle America”), our operator of 70 to 76 seat aircraft; and Republic Airline Inc. (“Republic Airline”), our operator of 76 to 86 seat aircraft.  As of June 30, 2009, our subsidiaries offered scheduled passenger service on approximately 1,200 flights daily to 101 cities in 37 states, Canada, and Mexico pursuant to code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), Continental Airlines, Inc. (“Continental”), Delta Air Lines, Inc. (“Delta”), Midwest Airlines, Inc. (“Midwest”), Mokulele Flight Service, Inc. (“Mokulele”), United Air Lines, Inc. (“United”), and US Airways, Inc. (“US Airways”), (collectively referred to as our “Partners”).  We began flying for Midwest and Mokulele in October and November 2008, respectively.  Currently, we provide our Partners with regional jet service, operating as AmericanConnection, Continental Express, Delta Connection, Midwest Connect, Mokulele Airlines, United Express, or US Airways Express, including service out of their hubs and focus cities.

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

For the six months ended June 30, 2009, US Airways accounted for approximately 30% of the Company’s regional airline services revenue, United accounted for approximately 26%, Delta accounted for approximately 21%, Continental accounted for approximately 10%, American accounted for approximately 8%, and Midwest accounted for approximately 5%.

In addition to our fixed fee operations, we have recently acquired or have plans to acquire control of the following airlines.

Frontier Airlines

On April 10, 2008, Frontier Airlines Holdings, Inc. and its subsidiaries, Frontier Airlines, Inc. and Lynx Aviation, Inc. (collectively “Frontier”), filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  As of the bankruptcy date the Company operated 12, of a committed 17, E170 aircraft, all of which were under a fixed-fee code-share agreement.  On April 22, 2008, Frontier rejected the fixed-fee code-share agreement and all 12 aircraft were removed during the second quarter of 2008.

In August 2008 the Company agreed to participate with two other creditors in providing a debtor-in-possession (“DIP”) firm financing commitment of $30.0 million to Frontier.  The Company’s portion of this commitment was $12.5 million.  The note was collateralized by certain assets of Frontier, bore interest at 16%, and matured on April 1, 2009.  The existing DIP facility was renegotiated and the Company agreed to a firm commitment for $40.0 million in post-petition DIP financing to Frontier in March 2009.  This new DIP facility was approved by the United States Bankruptcy Court.  As a condition to the loan, Frontier agreed to allow the Company’s damage claim in the amount of $150.0 million arising out of Frontier’s rejection of the fixed-fee code-share agreement, dated January 11, 2007.

In June 2009, the Company entered into an Investment Agreement with Frontier (the “Agreement”), pursuant to which the Company would serve as the equity sponsor of Frontier’s plan of reorganization (the “Plan”).  Pursuant to the Plan, the Company would purchase all of the equity in Frontier, as reorganized, for $108.75 million.  The proposed plan of reorganization provides for general unsecured creditors to receive $28.75 million in cash. An additional $40.0 million of the sale proceeds would be applied as repayment of the outstanding DIP loan.  This Plan and the Agreement have been approved by the Bankruptcy Court, but remain subject to certain closing conditions as well as the conditions of the bankruptcy process which include an open auction process.  The auction process is expected to conclude in August 2009.  If the Agreement is completed and all closing conditions are satisfied, Frontier will emerge from Chapter 11 as a wholly owned subsidiary of the Company.  The bankruptcy process is expected to conclude in September 2009.

Midwest Airlines

In September 2008, we entered into a fixed-fee code-share agreement with Midwest Airlines. Under the terms of the agreement, we operate 12 E170 aircraft.  In addition, the Company made a one year term loan in the amount of $25.0 million with interest at 10.25% which is payable monthly.  During the second quarter of 2009, the Company increased its loans to Midwest to a total of $31.0 million. As a part of Midwest’s ongoing restructuring, Midwest reached out-of-court settlements with Skywest Airlines and Boeing Capital Corporation to return the 12 CRJ200 aircraft and the nine Boeing B717 in its fleet by the end of January 2010, respectively.  We amended our fixed-fee code-share agreement with Midwest on June 3, 2009 to allow for the operation of twelve 37-50 seat Embraer jet aircraft and five E190 aircraft.

On June 23, 2009, the Company announced its intention to acquire Midwest from TPG Capital (“TPG”), a Fort Worth, Texas-based private equity firm.  On July 31, 2009, the Company purchased from TPG their $31,000 secured note from Midwest Airlines, Inc., a wholly-owned subsidiary of Midwest Air Group (“MAG”), for approximately $6,000 in cash and issued the TPG Entities a convertible note having a principal amount of $25,000 and a five-year maturity and convertible by the TPG Entities in whole or in part, from time to time, prior to maturity into 2,500,000  shares of the Company’s common stock, subject to adjustment in certain circumstances.

Acquisition of Mokulele Airlines

In November 2008, we began operating under a fixed-fee code-share agreement with Mokulele to provide up to four E170 aircraft in inter island service in Hawaii.  At the same time, we agreed to loan Mokulele $8.0 million in a one year term loan to assist in the funding of startup costs of the operation.  In March 2009, we and certain shareholders of Mokulele agreed to participate in a restructuring of Mokulele.  Under this agreement, we agreed to convert $3.0 million of our loan to equity and invest $3.0 million of cash in exchange for 50% ownership of Mokulele’s common stock and three of the five Mokulele Board of Directors’ seats.  The recapitalization agreement also required us to invest an additional $2.5 million in May 2009, which increased our ownership to 55%.

In July 2009, the Company invested an additional $7.5 million bringing our total ownership percentage to 89%.  In addition, the fixed-fee code-share agreement was amended to provide for either Mokulele or us to early terminate the fixed-fee code-share agreement with 90 days prior written notice and the remaining $1.5 million in aircraft security deposits held by us would be forfeited by Mokulele on the termination date.  The amendment also provided that the fourth aircraft will not be delivered and the forfeiture of the $0.5 million security deposit to the Company.  Mokulele could require additional funding, part or all of which may come from us.

The following table sets forth certain operational statistics and the percentage-of-change for the periods identified below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Change		2009	2008	Change
Regional airline services revenue, excluding fuel (000) (1)	283,771	286,431	-0.9%		573,367	564,199	1.6%
Passengers carried	5,137,890	5,092,277	0.9%		9,571,699	9,534,014	0.4%
Revenue passenger miles (2)	2,608,360	2,640,386	-1.2%		4,865,462	4,937,097	-1.5%
Available seat miles (3)	3,395,236	3,426,922	-0.9%		6,719,607	6,667,244	0.8%
Passenger load factor (4)	76.8%	77.0%	(0.2	) pts	72.4%	74.1%	(1.7	) pts
Cost per available seat mile, including int exp (cents) (5)	8.87	10.44	-15.0%		9.19	10.29	-10.7%
Fuel cost per available seat mile	0.84	2.94	-71.4%		0.91	2.73	-66.7%
Cost per available seat mile, excluding fuel expense (cents)	8.03	7.50	7.1%		8.28	7.56	9.5%
Operating aircraft at period end:
37-50 seat regional jets	80	115	-30.4%		80	115	-30.4%
70+ seat regional jets	130	113	15.0%		130	113	15.0%
Block hours (6)	176,705	193,091	-8.5%		355,140	381,915	-7.0%
Departures	105,589	109,191	-3.3%		210,281	214,196	-1.8%
Average daily utilization of each aircraft (hours) (7)	9.7	10.4	-6.7%		9.7	10.3	-5.8%
Average aircraft stage length (miles)	486	513	-5.3%		487	514	-5.3%

(1)	Excludes fuel from Mokulele
(2)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.
(3)	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(4)	Revenue passenger miles divided by available seat miles.
(5)	Total operating and interest expenses divided by available seat miles.
(6)	Hours from takeoff to landing, including taxi time.
(7)	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The following table sets forth information regarding the Company’s expense components for the three and six months ended June 30, 2009 and June 30, 2008.  Individual expense components are expressed in cents per ASM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Wages and benefits	1.94	1.91	1.94	1.93
Aircraft fuel	0.84	2.94	0.91	2.73
Landing fees	0.55	0.46	0.53	0.45
Aircraft and engine rent	0.89	0.99	0.92	1.02
Maintenance and repair	1.36	1.19	1.38	1.19
Insurance and taxes	0.20	0.18	0.20	0.18
Depreciation and amortization	1.11	0.95	1.10	0.95
Goodwill impairment	-	-	0.20	-
Other	0.95	0.88	0.96	0.90
Total operating expenses	7.84	9.50	8.14	9.35

Interest expense	1.03	0.94	1.05	0.94

Total operating and interest expenses	8.87	10.44	9.19	10.29

Total operating and interest expenses less fuel	8.03	7.50	8.28	7.56

Operating revenue in 2009 decreased by 18.2%, or $71.4 million, to $320.0 million compared to $391.4 million in 2008. Excluding reimbursement for fuel expense, which is a pass-through cost to our Partners, regional airline service revenues decreased $2.7 million, or 0.9% for 2009.

Total operating expenses decreased by 18.2%, or $59.3 million, to $266.3 million in 2009 compared to $325.6 million in 2008.  Total operating and interest expenses, excluding fuel, increased by 6.0%, or $15.5 million, to $272.7 million for 2009 compared to $257.2 million during 2008.  The cost per available seat mile on total operating and interest expenses, excluding fuel charges, increased from 7.50¢ in 2008 to 8.03¢ in 2009 due to a 6.7% decrease in aircraft utilization and a 5.3% decrease in the average stage length.  Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 1.0%, or $0.6 million, to $66.0 million for 2009 compared to $65.4 million in 2008.  We recorded stock compensation expense of $1.5 million in 2009 and $1.2 million in 2008.  The cost per available seat mile increased to 1.94¢ for 2009 compared to 1.91¢ in 2008.

Aircraft fuel expense decreased 71.6%, or $72.0 million, to $28.6 million for 2009 compared to $100.6 million for 2008 due mainly to a 59.2% decrease in the average fuel price per gallon from $3.85 in 2008 to $1.57 in 2009. Beginning in January 2008, we did not record fuel expense and the related revenue for a portion of the United operations, due to United paying for fuel directly at certain airports.  United has continued to increase the portion of flying for which they pay directly.  Beginning in May 2009 and June 2009, we did not record fuel expense and the related revenue for the American and Delta operations, respectively.  We also do not pay for or record fuel expense and the related revenue for Continental, Midwest, or US Airways operations.  The unit cost decreased to 0.84¢ in 2009 compared to 2.94¢ in 2008.

Landing fees increased by 16.3%, or $2.6 million, to $18.5 million in 2009 compared to $15.9 million in 2008. The increase is due mainly to a 23.8% increase in the average cost per landing at the airports we serve.  Our fixed-fee agreements provide for a direct reimbursement of landing fees.  The unit cost increased to 0.55¢ in 2009 compared to 0.46¢ in 2008.

Aircraft and engine rent decreased by 11.0%, or $3.7 million, to $30.2 million in 2009 compared to $33.9 million in 2008 due mainly to a decrease in aircraft rents of leased CRJ aircraft which are being returned to the lessor beginning in December 2008. The unit cost decreased to 0.89¢ in 2009 compared to 0.99¢ in 2008.

Maintenance and repair expenses increased by 13.4%, or $5.4 million, to $46.1 million in 2009 compared to $40.6 million for 2008 due to a $1.8 million increase in scheduled heavy maintenance expenses.  Additionally, repair expenses on parts no longer under warranty or included under long term contracts increased $3.1 million.  The unit cost increased to 1.36¢ in 2009 compared to 1.19¢ in 2008.

Insurance and taxes increased 9.0%, or $0.6 million, to $6.8 million in 2009 compared to $6.2 million in 2008, due to an increase in aircraft property taxes. Our fixed-fee agreements generally provide for a direct reimbursement of insurance and property taxes.  The unit cost increased to 0.20¢ in 2009 compared to 0.18¢ in 2008.

Depreciation and amortization increased 15.7%, or $5.1 million, to $37.7 million in 2009 compared to $32.6 million in 2008 due mainly to $7.1 million of additional depreciation on regional jet aircraft purchased over the past year.  Depreciation on aircraft removed from service decreased $2.4 million.  The unit cost increased to 1.11¢ in 2009 compared to 0.95¢ in 2008.

Other expenses increased 6.9%, or $2.1 million, to $32.5 million in 2009 from $30.4 million in 2008, due primarily to $3.2 million of Mokulele expenses and a $2.8 million increase in professional fees.  These increases were partially offset by a decrease in crew training and travel costs of $3.3 million.  The unit cost increased to 0.95¢ in 2009 from 0.88¢ in 2008.

Interest expense increased 8.6% or $2.8 million, to $35.0 million in 2009 from $32.2 million in 2008 primarily due to interest on an increased amount of aircraft debt. The weighted average interest rate decreased to 5.9% in 2009 from 6.2% in 2008. The unit cost increased to 1.03¢ in 2009 from 0.94¢ in 2008.

We incurred income tax expense of $12.1 million during 2009, compared to $17.8 million in 2008. The effective tax rates for 2009 and 2008 were 51.4% and 38.5%, respectively, which were higher than the statutory rate due to a $2.2 million valuation allowance on the Mokulele operations.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Operating revenue in 2009 decreased by 14.6%, or $110.0 million, to $645.3 million compared to $755.3 million in 2008. Excluding reimbursement for fuel expense, which is a pass-through cost to our Partners, regional airline service revenues increased $9.2 million, or 1.6% for 2009.  The increase was due mainly to a shift in the mix of flying toward larger regional jets.

Total operating expenses decreased by 12.3%, or $76.8 million, to $546.9 million in 2009 compared to $623.7 million in 2008.  Total operating and interest expenses, excluding fuel, increased by 10.4%, or $52.4 million, to $556.5 million for 2009 compared to $504.1 million during 2008.  The increase is due mainly to the following: a $13.3 million write-off of goodwill, increased maintenance costs of $13.5 million, increased aircraft ownership costs of $11.6 million, and $5.2 million of aircraft return costs.  The cost per available seat mile on total operating and interest expenses, excluding fuel charges, increased from 7.56¢ in 2008 to 8.28¢ in 2009 due to a 5.8% decrease in aircraft utilization and a 5.3% decrease in the average stage length.  The non recurring charges to write off goodwill and accrue for aircraft return costs totaled 0.28¢.  Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 1.4%, or $1.9 million, to $130.6 million for 2009 compared to $128.7 million in 2008.   We recorded stock compensation expense of $2.7 million in 2009 and $2.3 million in 2008.  The cost per available seat mile increased to 1.94¢ for 2009 compared to 1.93¢ in 2008.

Aircraft fuel expense decreased 66.7%, or $121.7 million, to $60.7 million for 2009 compared to $182.4 million for 2008 due mainly to a 55.0% decrease in the average fuel price per gallon from $3.33 in 2008 to $1.50 in 2009. Beginning in January 2008, we did not record fuel expense and the related revenue for a portion of the United operations, due to United paying for fuel directly at certain airports.  United has continued to increase the portion of flying for which they pay directly.  Beginning in May 2009 and June 2009, we did not record fuel expense and the related revenue for the American and Delta operations, respectively. We also do not pay for or record fuel expense and the related revenue for Continental, Midwest, Mokulele (prior to March 31, 2009) or US Airways.  The unit cost decreased to 0.91¢ in 2009 compared to 2.73¢ in 2008.

Landing fees increased by 19.0%, or $5.7 million, to $35.4 million in 2009 compared to $29.7 million in 2008. The increase is due mainly to a 19.8% increase in the average cost per landing at the airports we serve.  Our fixed-fee agreements provide for a direct reimbursement of landing fees. The unit cost increased to 0.53¢ in 2009 compared to 0.45¢ in 2008.

Aircraft and engine rent decreased by 9.0%, or $6.1 million, to $61.8 million in 2009 compared to $67.9 million in 2008 due mainly to a decrease in aircraft rents of leased CRJ aircraft which are being returned to the lessor beginning in December 2008. The unit cost decreased to 0.92¢ in 2009 compared to 1.02¢ in 2008.

Maintenance and repair expenses increased by 17.1%, or $13.5 million, to $92.6 million in 2009 compared to $79.1 million for 2008 due mainly to a $6.5 million increase in scheduled heavy maintenance expenses.  Additionally, repair expenses on parts no longer under warranty or included under long term contracts increased $6.1 million.  The unit cost increased to 1.38¢ in 2009 compared to 1.19¢ in 2008.

Insurance and taxes increased 10.3%, or $1.2 million, to $13.3 million in 2009 compared to $12.0 million in 2008, due to an increase in aircraft property taxes. Our fixed-fee agreements generally provide for a direct reimbursement of insurance and property taxes.  The unit cost increased to 0.20¢ in 2009 compared to 0.18¢ in 2008.

Depreciation and amortization increased 15.9%, or $10.1 million, to $73.6 million in 2009 compared to $63.5 million in 2008 due mainly to $12.0 million of additional depreciation on regional jet aircraft purchased over the past year.  Depreciation on aircraft removed from service decreased $2.8 million.  The unit cost increased to 1.10¢ in 2009 compared to 0.95¢ in 2008.

Other expenses increased 30.7%, or $18.5 million, to $78.8 million in 2009 from $60.3 million in 2008, due primarily to one time items including a $13.3 million non-cash impairment of Goodwill, a $5.2 million for aircraft return costs and a $6.2 million of costs related to Mokulele operations.  These increases were partially offset by a decrease in crew training and travel costs of $8.2 million.  The unit cost increased to 1.16¢ in 2009 from 0.90¢ in 2008.

Interest expense increased 12.1% or $7.6 million, to $70.4 million in 2009 from $62.8 million in 2008 primarily due to interest on an increased amount of aircraft debt. The weighted average interest rate decreased to 5.9% in 2009 from 6.2% in 2008. The unit cost increased to 1.05¢ in 2009 from 0.94¢ in 2008.

We incurred income tax expense of $22.0 million during 2009, compared to $30.1 million in 2008. The effective tax rates for 2009 and 2008 were 61.8% and 38.2%, respectively, which were higher than the statutory rate due to a $2.2 million valuation allowance on the Mokulele operations and the $13.3 million non-deductible write-off of Goodwill.

Liquidity and Capital Resources

As of June 30, 2009, the Company had $97.4 million in cash and cash equivalents and a working capital deficit of $2.5 million.

Net cash provided by operating activities was $99.2 million and $127.9 million for the six months ended June 30, 2009 and 2008, respectively.  The $28.7 million decrease in operating cash flows is primarily attributable to timing and changes in our working capital needs.  Restricted cash increased $12.6 million as the Company cash collateralized its letters of credit due to an agreement with a bank that expired on May 29, 2009.

Net cash used by investing activities was $7.3 million and $25.5 million for the six months ended June 30, 2009 and 2008, respectively.  We acquired and debt financed three aircraft during the six months ended June 30, 2009.  The total debt incurred for the three purchased aircraft was $63.8 million.  Cash used in the purchase of the aircraft, net of aircraft deposits returned was $11.7 million in the six months ended June 30, 2009 and all other capital expenditures totaled $6.9 million.  The Company sold eight of its E135 assets held for sale for total proceeds of $70.2 million.  The Company funded $59.0 million in notes receivable, which included $27.5 million to Frontier, $25.0 million to US Airways, $6.0 million to Midwest, and $0.5 million to Mokulele.

Net cash used by financing activities was $124.2 million for the six months ended June 30, 2009.  The net cash used by financing activities included the Company’s extinguishment of debt related to the sale of its E135 aircraft of $56.8 million and $67.4 million of scheduled debt and debt issue cost payments.

The Company currently anticipates that its available cash resources, cash generated from operations and anticipated third-party financing arrangements will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

Aircraft Leases and Other Off-Balance Sheet Arrangements

The Company has significant obligations for aircraft that are classified as operating leases, and are not reflected as liabilities on its balance sheet. These leases expire between 2009 and 2023.  As of June 30, 2009, the Company’s total mandatory payments under operating leases aggregated approximately $1.0 billion and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $110.5 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities and office equipment.  The leases expire through 2026.  As of June 30, 2009, the Company’s total mandatory payments under other non-cancelable operating leases aggregated approximately $115.5 million. Total minimum annual other rental payments for the next 12 months are approximately $11.5 million.

Contractual Obligations and Commercial Commitments

The Company has a commitment to acquire six spare aircraft engines with a current list price totaling approximately $27.3 million.  These commitments are subject to customary closing conditions.

The Company’s commercial commitments at June 30, 2009 include letters of credit totaling $12.6 million expiring within one year.

The Company anticipates cash payments for interest for the year ended 2009 to be approximately $130.5 million, and the Company does not anticipate significant tax payments in 2009.

Impairment Review

During the quarter ended March 31, 2009, the Company’s stock price reached a then record low of $4.23.  Due to the disparity between the Company’s market capitalization and the carrying value of its stockholders’ equity, the Company performed an interim test of the recoverability of its goodwill in accordance with FAS No. 142, “Goodwill and Other Intangible Assets.”  The Company had one reporting unit and all of the goodwill of $13.3 million was assigned to that unit.  In assessing the recoverability of goodwill, the Company made a determination of the fair value of its business.

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

The Company’s interim assessment under the market and income approach indicated the indicated fair value of the reporting unit was less than its carrying value, and therefore, the Company was required to perform Step Two of the FAS 142 goodwill impairment testing methodology.

In Step Two of the impairment testing, the Company determined the implied fair value of goodwill of the reporting unit by allocating the fair value of the reporting unit determined in Step One to all the assets and liabilities of the reporting unit, including any recognized and unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  As a result of the Step Two testing, the Company determined that goodwill was completely impaired and therefore recorded an impairment charge during the first quarter of 2009 to write-off the full value of goodwill.  The Company finalized the impairment analysis and deemed no adjustments were necessary.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Our earnings can be affected by changes in interest rates due to amount of cash and securities held. At June 30, 2009 and December 31, 2008 all of our long-term debt was fixed rate debt. We anticipate that additional debt will be at fixed rates. However, we believe we could fund any interest rate increases on additional variable rate long-term debt with the increased amounts of interest income.

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

Part II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “10-K”) and Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the "10-Q"), which could materially affect our business, financial condition or future results. The risks described in our 10-K and 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on June 8, 2009, two proposals were voted upon by the Company’s stockholders. A description of the proposals and a tabulation of the votes follows:

1.	To elect five directors to hold office until the 2010 Annual Meeting of Stockholders and until their respective successors shall have been duly elected and qualified. All five nominees were elected:

Name	For Nominee	Authority Withheld From Nominee
Bryan K. Bedford	32,092,717	502,507
Lawrence J. Cohen	30,550,410	2,044,814
Douglas J. Lambert	29,084,439	3,510,785
Mark E. Landesman	31,999,149	596,075
Mark L. Plaumann	30,548,440	2,046,784

2.	To ratify the appointment of Deloitte & Touche LLP as independent registered public accountants for the Company for the year ending December 31, 2009:

For	Against	Abstain
31,430,219	1,161,877	3,127

Item 6.

Exhibits

(a)	Exhibits

10.62(d)
Amendment No. 3 to the Amended and Restated Senior Secured Credit Agreement, dated as of September 3, 2008, among Midwest Airlines, Inc., Midwest Air Group, Inc., each of the subsidiaries of Midwest from time to time party thereto, each lender from time to time party thereto (including Republic Airways Holdings Inc.), Wells Fargo Bank Northwest, National Association, as administrative agent and Wells Fargo, as collateral agent, dated as of June 2, 2009.

10.62(e)
Amendment No. 2 to the Airline Services Agreement dated as of September 3, 2008 among Midwest Airlines, Inc., Republic Airline Inc., Midwest Air Group, Inc. and Republic Airways Holdings Inc., dated as of June 3, 2009.

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

31.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

32.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: August 4, 2009	By: /s/ Bryan K. Bedford
Name: Bryan K. Bedford
Title: Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated: August 4, 2009	By: /s/ Robert H. Cooper
Name: Robert H. Cooper
Title: Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)