Form 10-Q
period 2009-09-30
REPUBLIC AIRWAYS HOLDINGS INC
filed 2009-11-09
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-49697
_________

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   ☐Yes   ☒ No

Number of shares of Common Stock outstanding as of the close of business on November 9, 2009:  34,448,683.

TABLE OF CONTENTS

	Part I - Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of Income (Unaudited) for the Three and Nine Months Ended September 30, 2009 and 2008	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2009 and 2008	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

	Part II - Other Information

Item 1A.	Risk Factors	26

Item 6.	Exhibits	30

	Signatures	31

Exhibit 10.1
Second Amended and Restated Investment Agreement dated August 13, 2009 by and among Frontier Airlines Holdings, Inc. (“Holdings”) and Holdings Subsidiaries, Frontier Airlines, Inc. and Lynx Aviation, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the SEC on August 18, 2009).

Exhibit 31.1	Certification by Chief Executive Officer

Exhibit 31.2	Certification by Chief Financial Officer

Exhibit 32.1	Certification by Chief Executive Officer

Exhibit 32.2	Certification by Chief Financial Officer

All other items of this report are inapplicable

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$85,525	$129,656
Receivables—net of allowance for doubtful accounts of $825 and $2,054, respectively	36,777	25,303
Inventories—net	64,059	51,885
Prepaid expenses and other current assets	22,090	17,924
Notes receivable—net of allowance of $0 and $1,500, respectively	78,636	54,394
Assets held for sale	31,624	82,959
Restricted cash	63,188	1,209
Deferred income taxes	35,212	7,406

Total current assets	417,111	370,736
Aircraft and other equipment—net	2,705,376	2,692,410
Intangible and other assets	205,008	160,097
Goodwill	84,143	13,335

Total	$3,411,638	$3,236,578

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$157,133	$196,301
Accounts payable	39,338	33,042
Air traffic liability	41,950	-
Deferred frequent flyer revenue	15,117	-
Accrued liabilities	181,929	126,742

Total current liabilities	435,467	356,085
Long-term debt—less current portion	2,071,998	2,081,544
Deferred frequent flyer revenue	47,745	-
Deferred credits and other non current liabilities	101,630	89,182
Deferred income taxes	258,377	233,828

Total liabilities	2,915,217	2,760,639
Commitments and contingencies
Republic Airways Holdings Inc. Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued	-	-
or outstanding
Common stock, $.001 par value; one vote per share; 150,000,000 shares authorized;	44	44
43,781,116 shares issued and 34,448,683 shares outstanding
Additional paid-in capital	298,017	297,376
Treasury stock, 9,332,433 shares at cost	(181,820)	(181,820)
Accumulated other comprehensive loss	(2,284)	(2,577)
Accumulated earnings	382,464	362,916

Total Republic Airways Holdings Inc. stockholders' equity	496,421	475,939
Noncontrolling interests in Mokulele Flight Service, Inc. ("MFSI")	-	-

Total equity	496,421	475,939

Total	$3,411,638	$3,236,578

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
OPERATING REVENUES:
Fixed-fee service	$281,415	$381,121	$913,524	$1,127,681
Passenger service	64,876	-	70,388	-
Cargo and other	13,336	4,127	20,982	12,823

Total operating revenues	359,627	385,248	1,004,894	1,140,504

OPERATING EXPENSES:
Wages and benefits	76,864	61,898	207,446	190,627
Aircraft fuel	39,477	97,613	100,179	279,974
Landing fees and airport rents	20,026	15,340	55,434	45,085
Aircraft and engine rent	33,592	33,422	95,400	101,319
Maintenance and repair	58,852	45,630	151,487	124,723
Insurance and taxes	6,648	6,255	19,930	18,295
Depreciation and amortization	38,398	35,666	112,002	99,149
Promotion and sales	5,341	-	5,341	-
Goodwill impairment	-	-	13,335	-
Other	43,834	29,220	109,340	89,553

Total operating expenses	323,032	325,044	869,894	948,725

OPERATING INCOME	36,595	60,204	135,000	191,779

OTHER INCOME (EXPENSE):
Interest expense	(34,862)	(33,762)	(105,246)	(96,572)
Other—net	2,779	1,280	10,418	11,167

Total other income (expense)	(32,083)	(32,482)	(94,828)	(85,405)

INCOME BEFORE INCOME TAXES	4,512	27,722	40,172	106,374

INCOME TAX EXPENSE	1,864	10,715	23,894	40,786

NET INCOME	2,648	17,007	16,278	65,588
Add: Net loss attributable to noncontrolling interest in MFSI	(623)	-	(3,270)	-

NET INCOME OF THE COMPANY	$3,271	$17,007	$19,548	$65,588

NET INCOME PER COMMON SHARE - BASIC	$0.09	$0.50	$0.57	$1.87

NET INCOME PER COMMON SHARE - DILUTED	$0.09	$0.50	$0.57	$1.86

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
NET CASH FROM OPERATING ACTIVITIES	$133,519	$190,310

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(28,448)	(85,551)
Proceeds on sale of aircraft and other equipment	72,708	19,011
Aircraft deposits and other	(4,000)	(20,883)
Aircraft deposits returned	7,405	49,866
Change in restricted cash for aircraft sinking fund reserves	(3,846)	(3,518)
Funding of notes receivable	(61,025)	(27,798)
Repayment of notes receivable	106	-
Acquisition of new business, net of cash acquired	(2,463)	-

NET CASH FROM INVESTING ACTIVITIES	(19,563)	(68,873)

FINANCING ACTIVITIES:
Payments on short/long-term debt	(100,302)	(114,721)
Payments on early extinguishment of debt	(56,772)	-
Proceeds from exercise of stock options	-	161
Payments of debt issue costs	(1,013)	(3,248)
Proceeds on settlement of interest rate swaps	-	5,785
Purchase of treasury stock	-	(39,234)

NET CASH FROM FINANCING ACTIVITIES	(158,087)	(151,257)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(44,131)	(29,820)

CASH AND CASH EQUIVALENTS—Beginning of period	129,656	164,004

CASH AND CASH EQUIVALENTS—End of period	$85,525	$134,184

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$99,595	$91,707
Income taxes paid	417	221

NON-CASH INVESTING & FINANCING TRANSACTIONS:
Aircraft, inventories, and other equipment purchased through financing arrangements from manufacturer	64,187	363,997
Parts, training and lease credits from aircraft manufacturer	(15,706)	(10,260)
Liabilities assumed in Mokulele transaction	9,300	-
Conversion of Mokulele note to equity	3,000	-
Liabilities assumed in Midwest business acquisition	184,558	-
Convertible debt issued in business acquisition	25,000	-

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Business

The accompanying financial statements of Republic Airways Holdings Inc. and its subsidiaries (collectively, “Republic, the Company, we, us or our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements include the accounts of Republic and its subsidiaries, Chautauqua Airlines, Inc. (“Chautauqua”), Republic Airline Inc. (“Republic Airline”), Shuttle America Corporation (“Shuttle America”), Midwest Air Group (“Midwest”), and Mokulele Flight Service, Inc. (“Mokulele”).  The Company’s financial statements include the results of operations and cash flows for Mokulele and Midwest beginning April 1, 2009,  and August 1, 2009, respectively.    Intercompany transactions and balances are eliminated upon consolidation.

In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed March 16, 2009.

Acquisition of Midwest Airlines

In September 2008, we entered into a fixed-fee code-share agreement with Midwest Airlines. Under the terms of the agreement, we operated 12 E170 aircraft.  In addition, the Company made a one year term loan in the amount of $25 million with interest at 10.25% which is payable monthly.  During the second quarter of 2009, the Company increased its loans to Midwest by $6 million bringing the total loans outstanding to $31 million.  In addition, we amended our fixed-fee code-share agreement with Midwest on June 3, 2009 to allow for the operation of twelve 37-50 seat Embraer jet aircraft and five Embraer 190 aircraft.

On July 31, 2009, the Company purchased from TPG Capital (“TPG”), a Fort Worth, Texas-based private equity firm, their $31 million secured note from Midwest and 100% of Midwest’s common stock, for consideration of $6 million in cash, and the issuance of a $25 million convertible note to TPG.  The convertible note has a five-year maturity and is convertible in whole or in part, from time to time, prior to maturity up to 2,500,000  shares of the Company’s common stock, subject to adjustment in certain circumstances.

The acquisition provided the Company additional revenue diversity from its traditional fixed-fee services and allowed it to expand operations into branded passenger service.  The Company accounted for the acquisition in accordance with ASC Topic 805, whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from Midwest based on their estimated fair values as of the closing date.   The Company is still in the process of determining the fair value of the purchase consideration, assets acquired, and liabilities assumed.  This valuation process, as well as the evaluation of the related income tax implications of the transaction, is still in progress and will likely not be completed prior to the filing of the Company’s Annual Report on Form 10-K for the year ending December 31, 2009.

The Company incurred legal, accounting, and tax related transaction costs totaling $1.2 million related to the acquisition of Midwest.  All transaction costs are included in other operating expenses in the condensed consolidated statements of income.

The following table represents the Company’s preliminary assessment of the total purchase consideration allocated to the estimated fair values of the tangible and identifiable intangible assets acquired and liabilities assumed from Midwest as of July 31, 2009:

($ in 000's)	As of July 31, 2009
Total purchase consideration:
Cash	$6,000
Convertible note	25,000
Assumed debt	34,300
Total purchase consideration	$65,300

Assets acquired:
Current assets	$81,777
Deferred income taxes	24,494
Aircraft and other equipment—net	7,151
Intangible and other assets	52,293
Total assets acquired	165,715

Liabilities assumed:
Current liabilities	122,494
Other liabilites	62,064
Total liabilities assumed	184,558

Goodwill (1)	$84,143

(1)	Goodwill is calculated as the total purchase consideration in excess of the fair value of the assets acquired and liabilities assumed. Goodwill is not deductible for income tax purposes.

The identifiable intangible assets acquired as of the acquisition date, and their preliminary fair value allocations, are as follows:

($ in 000's)	Weighted-Average Amortization Period	Preliminary Fair Value at Acquisition Date	Amortization Expense per Year Years 1 - 2	Amortization Expense per Year Years 3 - 13

Trade name	-	$11,400	$-	$-
Slots	-	21,825	-	-
Affinity card program	2 years	12,100	6,050	-
Cargo contracts	13 years	2,800	215	215
		$48,125	$6,265	$215

The following unaudited pro forma combined results of operations give effect to the acquisition of Midwest as if it had occurred at the beginning of the periods presented. The unaudited pro forma combined results of operations do not purport to represent Republic’s consolidated results of operations had the acquisition occurred on the dates assumed, nor are these results necessarily indicative of the Company’s future consolidated results of operations. We expect to realize significant benefits from integrating the operations of the Company and Midwest. The unaudited pro forma combined results of operations do not reflect these benefits or costs.

in (000's), except per share amounts	Nine Months Ended September 30,
	2009	2008
Operating revenues	$1,068,538	$1,683,491
Net loss	(96,766)	(127,069)
Basic and diluted earnings per share	$(2.81)	$(3.62)

Mokulele Airlines

In November 2008, we began operating under a fixed-fee code-share agreement with Mokulele to provide up to four E170 aircraft in inter island service in Hawaii and agreed to loan Mokulele $8 million to assist in the funding of startup costs of the operation.  In March 2009, we and certain shareholders of Mokulele agreed to participate in a restructuring of Mokulele.  Under this agreement, we agreed to convert $3 million of our $8 million loan to equity and invest an additional $3 million  of cash in exchange for 50% ownership of Mokulele’s common stock and three of the five Mokulele Board of Directors’ seats.

The recapitalization effectively provided us control of Mokulele and its Hawaii inter island passenger service.  Accordingly, we accounted for the recapitalization of  Mokulele as a business combination as defined by ASC Topic 805.  The Company assigned preliminary fair values to the assets acquired and liabilities assumed and the transaction resulted in no goodwill.  The Company acquired approximately $4.1 million of current assets, $9.3 million of aircraft and other equipment, and $0.4 million of other long-term assets and assumed $9.3 million of liabilities.  The Company did not incur any significant transaction costs associated with its acquisition of Mokulele.  The effect of Mokulele’s operations for the last twelve days of March 2009 have not been included in the Company’s results of operations, as they were immaterial.  Additionally, proforma revenues and net income per common share were immaterial for disclosure for the three and nine month periods ended September 30, 2009 and 2008.  Mokulele’s operations were included in the Company’s results of operations beginning April 1, 2009 and are part of the Company’s branded passenger service operations.

In July 2009, the Company invested an additional $7.5 million in Mokulele, increasing its ownership in the operation from 55% to an 89% interest.  The change in ownership of Mokulele resulting from the July 2009 additional investment was accounted for as an equity transaction.  The carrying amount of the noncontrolling interest was increased by $3.3 million and the Company reduced additional paid-in capital by a corresponding amount to reflect the change in ownership of Mokulele.  In addition, the fixed-fee code-share agreement was amended to provide for either Mokulele or us to early terminate the fixed-fee code-share agreement with 90 days prior written notice and the remaining $1.5 million in aircraft security deposits held by us would be forfeited by Mokulele on the termination date.  The amendment also provided that the fourth aircraft would not be delivered and Mokulele forfeited a $0.5 million security deposit to the Company.

On October 16, 2009, the Company entered into an agreement with Mesa Air Group, Inc. (“Mesa”) to form Mo-Go, LLC (“Mo-Go”), a new business venture that will provide commercial airline services in Hawaii.  Pursuant to the agreement, Mesa will own 75% of Mo-Go and the former Mokulele shareholders, including Republic, own the remaining 25%.  Immediately prior to consummation of the transaction with Mesa, the Company forgave certain indebtedness of Mokulele, and agreed to voluntarily terminate our existing capacity purchase agreement with Mokulele.  Additionally, current Mokulele shareholders will be obligated to fund up to $1.5 million to capitalize Mo-Go, all of which is expected to come from Republic.

The Company will deconsolidate Mokulele and begin accounting for its investment in Mo-Go under the equity method of accounting in the fourth quarter of 2009.  As of the date of the transaction, and after the Mokulele note was forgiven and the remaining security deposits were forfeited by Mokulele, Mokulele had approximately $9.9 million of assets, of which $7.5 million related to aircraft and other equipment, and had liabilities of $6.6 million.

Acquisition of Frontier Airlines

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

On August 4, 2008, the Company agreed to participate with two other creditors in providing a debtor-in-possession (“DIP”) firm financing commitment of $30 million to Frontier.  The Company’s portion of this commitment was $12.5 million.  The note was collateralized by certain assets of Frontier, bore interest at 16%, and matured on April 1, 2009.  The existing DIP facility was renegotiated and the Company agreed to a firm commitment for $40 million in post-petition DIP financing to Frontier in March 2009.  This new DIP facility was approved by the United States Bankruptcy Court.  As a condition to the loan, Frontier agreed to allow the Company’s damage claim in the amount of $150 million arising out of Frontier’s rejection of the fixed-fee code-share agreement, dated January 11, 2007.

On June 22, 2009, the Company entered into an Investment Agreement with Frontier (the “Agreement”), pursuant to which the Company would serve as the equity sponsor of Frontier’s plan of reorganization (the “Plan”).  Pursuant to the Plan, the Company would purchase all of the equity in Frontier, as reorganized, for $108.75 million.  The proposed plan of reorganization provides for general unsecured creditors to receive $28.75 million in cash. An additional $40 million of the sale proceeds would be applied as repayment of the outstanding DIP loan.

On August 13, 2009, the Company modified its investment agreement with Frontier to allow the Company to acquire 100% of the common stock of Frontier upon its emergence from bankruptcy for $108.75 million and the Company waived any right to recovery on its $150 million general unsecured claim.  On October 1, 2009, the Company completed its acquisition of Frontier.  Transaction costs related to the Company’s acquisition of Frontier are included in Other operating expenses and totaled $0.9 million, through September 30, 2009.

The acquisition of Frontier expanded our branded passenger service and provided the Company an opportunity to further diversify its revenue and operations of its branded passenger service business.  The Company’s assessment of the acquisition date fair value is very preliminary, however the book value of the assets and liabilities at the acquisition date are cash of $53.9 million, other current assets of $233.5 million, aircraft and other equipment of $600 million, other long-term assets of $184.5 million, $672.7 million of liabilities not subject to compromise.  Based on these values and our preliminary valuation and appraisal work, the Company expects the Frontier transaction to result in a bargain purchase (“negative goodwill”) in excess of $125 million.  The Company has not disclosed the proforma effect of the Frontier acquisition, as the information is not yet available to make such disclosures.

US Airways, Inc. Notes Receivable

In October 2008, the Company entered into a credit agreement with US Airways.  Under the agreement, we agreed to make a term loan to US Airways in the amount of $10 million, with interest at LIBOR plus a margin, which was payable quarterly.  The principal was due in October 2009.  In March 2009, the Company funded an additional $25 million term loan to US Airways, which was provided for in the initial loan.  As of September 30, 2009, there was a total of $35 million outstanding to US Airways, bearing interest at LIBOR plus a margin.

In October 2009, the Company acquired ten E190AR jets from US Airways.  Total consideration amounted to $4 million of cash and US Airways agreed to apply all of the Company’s $35 million unsecured loan, plus interest accrued toward the purchase price.  The Company assumed debt related to the ten aircraft of approximately $217 million.

2.	Summary of Significant Accounting Policies

Risk Management - Included in accumulated other comprehensive loss, net of tax, are amounts paid or received on settled cash flow hedges related to the Company’s financing of aircraft.  The Company reclassifies such amounts to interest expense over the term of the respective aircraft debt.  The Company reclassified $0.2 million and $0.2 million, and $0.3 million and $0.5 million to interest expense during the three and nine month periods ended September 30, 2009 and 2008, respectively.

Revenue Recognition

Fixed-fee Service Revenue - Under the Company’s code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  In accordance with ASC Topic 840-10 “Determining Whether an Arrangement Contains a Lease,” the Company has concluded that a component of its revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the three and nine months ended September 30, 2009 and 2008 were $88.8 million and $273.7 million, and $87.3 million and $265.8 million respectively, and have been included in fixed-fee services revenue in the Company’s condensed consolidated statements of income.

Passenger Service  Revenue  -  Passenger, cargo, and other revenue are recognized when the transportation is provided or after the tickets expire, one year after date of issuance, and are net of excise taxes, passenger facility charges and security fees.  Revenues that have been deferred are included in the accompanying consolidated balance sheets as air traffic liability.  Included in passenger service revenue are change fees imposed on passengers for making schedule changes to non-refundable tickets.  Change fees are recognized as revenue at the time the change fees are collected from the passenger as they are a separate transaction that occurs subsequent to the date of the original ticket sale.

Taxes and Fees – We are required to charge certain taxes and fees on our passenger tickets.  These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign arrival and departure taxes.  These taxes and fees are legal assessments on the customer, for which we have an obligation to act as a collection agent.  Because we are not entitled to retain these taxes and fees, such amounts are not included in passenger revenue.  We record a liability when the amounts are collected and reduce the liability when payments are made to the applicable government agency or operating carrier.

Frequent Flyer Programs - The Company has a frequent flyer program that offers incentives to travel on the Midwest brand.  The program allows participants to earn mileage credits by flying Midwest and participating airlines, as well as through participating companies, such as credit card companies, hotels, and car rental agencies. The Company also sells mileage credits to other airlines and to nonairline businesses. The mileage credits may be redeemed for free air travel on Midwest or other airlines, as well as hotels, rental cars, and other awards.

Mileage Credits - The Company has an agreement with its co-branded credit card partner that requires its partner to purchase miles as they are awarded to the co-branded partner cardholders. The air transportation element for the awarded miles are included in deferred frequent flyer revenue at the estimated fair value and the residual marketing element is recorded as other revenue when the miles are awarded. The deferred revenue is subsequently recognized as passenger service revenue when transportation is provided.

Earned Mileage Credits - The Company also defers the portion of the sales proceeds that represents estimated fair value of the air transportation and recognizes that amount as revenue when transportation is provided. The fair value of the air transportation component is determined utilizing the deferred revenue method as further described below. The initial revenue deferral is presented as deferred frequent flyer revenue in the consolidated balance sheets. When recognized, the revenue related to the air transportation component is classified as passenger service in the Company’s consolidated statements of income.

The deferred revenue measurement method is to record the fair value of the frequent flyer obligation by allocating an equivalent weighted-average ticket value to each outstanding mile based on projected redemption patterns for available award choices when such miles are consumed. Such value is estimated assuming redemptions on Midwest and by estimating the relative proportions of awards to be redeemed by class of service. The estimation of the fair value of each award mile requires the use of several significant assumptions for which significant management judgment is required. For example, management must estimate how many miles are projected to be redeemed on Midwest versus on other airline partners. Since the equivalent ticket value on miles redeemed on Midwest and on other carriers can vary greatly, this assumption can materially affect the calculation of the weighted-average ticket value from period to period.

Management must also estimate the expected redemption patterns of Midwest customers who have a number of different award choices when redeeming their miles, each of which can have materially different estimated fair values. Such choices include different classes of service and award levels. Customer redemption patterns may also be influenced by program changes, which occur from time to time, introducing new award choices or making material changes to terms of existing award choices. Management must often estimate the probable impact of such program changes on future customer behavior, which requires the use of significant judgment. Management uses historical customer redemption patterns as the best single indicator of future redemption behavior in making its estimates, but changes in customer mileage redemption behavior patterns, which are not consistent with historical behavior can result in historical changes to deferred revenue balances and to recognized revenue.

The Company measures its deferred revenue obligation using all awarded and outstanding miles, regardless of whether or not the customer has accumulated enough miles to redeem an award. Eventually these customers will accumulate enough miles to redeem awards, or their account will deactivate after a period of inactivity.

Current and future changes to program rules and program redemption opportunities, may result in material changes to the deferred revenue balance as well as recognized revenue from the program.

Promotion and sales – Promotion and sales costs include advertising, promotions, commissions and reservation fees, and other similar costs.  Costs are charged to expense when incurred.

Notes Receivable – As of September 30, 2009, the Company had notes receivable and related accrued interest outstanding with Frontier and US Airways totaling $78.6 million.  As discussed in Note 1, the Company acquired Frontier on October 1, 2009, and the related note of $43.1 million will be eliminated due to the Company’s consolidation of Frontier in future periods.  The Company’s note receivable and related accrued interest with US Airways of $35.5 million was recoverd in October 2009 when the Company acquired the ten E190AR aircraft from US Airways.  As of the date of this filing, the Company has no loans outstanding.

The Company’s accounting policy used to estimate whether an allowance for loan losses was necessary was based on management’s judgment and assessment of counterparty’s financial condition, the counterparty’s performance under the existing obligations within the loan, and an assessment of the underlying collateral security, if any.  During the nine months ended September 30, 2009, the Company recorded an additional $3.0 million valuation allowance on its loan to Mokulele based on management’s assessment of the underlying collateral value of Mokulele.  As discussed in Note 1, the Company acquired control of Mokulele and acquired Midwest and their respective loans are now eliminated in our consolidated balance sheet.

Assets Held for Sale – Assets held for sale consists of grounded aircraft and related flight equipment recorded at the lower of carrying value or their estimated fair value less cost to sell.

Lease Return Conditions – The Company must meet specified return conditions upon lease expiration for both the airframes and engines.  The Company estimates lease return conditions specified in leases and accrues these amounts as contingent rent ratably over the lease term while the aircraft are operating once such costs are probable and reasonably estimable.

Retirement and Benefit Plans

Defined Benefit Plans – Midwest has two defined benefit plans.  The Pilots’ Supplemental Pension Plan is a qualified defined benefit plan and provides retirement benefits to Midwest pilots covered by their collective bargaining agreement. The Pilots’ Nonqualified Supplemental Pension Plan is a nonqualified defined benefit plan.  This plan provides Midwest pilots with annuity benefits for salary in excess of IRS salary limits that cannot be covered by the qualified Pilots’ Supplemental Pension Plan.

Other Postretirement Plans - Midwest has Postretirement Health Care and Life Insurance Benefits plans that allow retirees to participate in unfunded health care and life insurance benefit plans. Benefits are based on years of service and age at retirement. The plans are principally noncontributory for current retirees and are contributory for most future retirees.  Midwest has a Pilots’ Severance Plan that provides certain benefits to a select group of pilots based on the pilot’s age and years of service at termination.

The Company uses an annual December 31 measurement date for purposes of calculations of plan assets and obligations and all other related measurements.  As a result of these plans, a net obligation of $10.3 million is recorded in deferred credits and other non current liabilities.  The pension and other postretirement medical costs for the two month period ended September 30, 2009 was $0.2 million. The Company was not required to contribute to its qualified pension plan during the nine months ended September 30, 2009.

Stockholders’ Equity - The following summarizes the activity of the stockholders’ equity accounts for the period from December 31, 2008 through September 30, 2009.  Additional paid-in capital increased from $297.4 million to $298.0 million due to $3.9 million of stock compensation expense, offset by a $3.3 million adjustment to noncontrolling interests and additional paid-in capital as a result of the Company’s recapitalization of Mokulele in July 2009.  Accumulated other comprehensive loss decreased to $2.3 million from $2.6 million due to reclassification of the loss on treasury locks.  Accumulated earnings increased from $362.9 million to $382.5 million based on current year net income.  Noncontrolling interest decreased to $0.0 million related to the losses incurred in our Mokulele operations of $3.3 million offset by the adjustment discussed above of $3.3 million.

Net Income Per Common Share - is based on the weighted average number of shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted-average common shares outstanding for basic net income per share	34,448,683	34,169,104	34,448,683	35,083,855
Effect of dilutive employee stock options, restricted stock, and warrants	80,007	-	13,109	112,561

Adjusted weighted-average common shares outstanding and assumed conversions for diluted net income per share	34,528,690	34,169,104	34,461,792	35,196,416

The Company excluded 4,000,179 and 2,688,168, and 4,020,179 and 1,853,709 respectively, of employee stock options from the calculation of diluted net income per share due to their anti-dilutive impact for the three and nine months ended September 30, 2009 and 2008.  The Company excluded the convertible note due to its anti dilutive impact for the three and nine months ended September 30, 2009.  The convertible note has a $25 million face value and is convertible in whole or in part up to 2,500,000  shares of the Company’s common stock.

New Accounting Pronouncements -  Effective January 1, 2009, the Company adopted ASC Topic 805, “Business Combinations,” which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  ASC Topic 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Effective January 1, 2009, the Company adopted ASC Topic 810-10, “Consolidation,” which revised ASC Topic 810-10 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  In addition, ASC Topic 260-10, “Earnings per Share,” was revised so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued.

In April 2009, the FASB issued ASC Topic 825-10-65, “Interim Disclosures about Fair Value of Financial Instruments,”  which requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of this amendment are effective for the Company’s interim period ending on June 30, 2009 and only amends the disclosure requirements about fair value of financial instruments in interim periods. The Company adopted this amendment during the second quarter of 2009 and there was no impact.

Effective May 2009, the Company adopted ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.  The Company has evaluated subsequent events for potential recognition and/or disclosure through November 9, 2009, the date the consolidated financial statements included in this Quarterly Report on Form10-Q were issued.

In June 2009, the FASB issued ASC Topic 860, “Transfers and Servicing,” which provides guidance to improve transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. It also clarifies the requirement for isolation and limitations on portions of financial assets that are eligible for sale accounting, eliminates exceptions for qualifying special-purpose entities from the consolidation guidance and eliminates the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the financial assets. This pronouncement is effective for our interim and annual reporting periods beginning January 1, 2010.  We are currently evaluating the impact of the pending adoption of ASC Topic 860 on our consolidated financial statements.

In June 2009, the FASB amended standards for determining whether to consolidate a variable interest entity.  These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary.  This pronouncement is effective for our interim and annual reporting periods beginning January 1, 2010.  We are currently evaluating the impact of the pending adoption of this pronouncement on our consolidated financial statements.

In June 2009, the FASB issued ASC Topic 105, “Generally Accepted Accounting Principles,” as the authoritative source of generally accepted accounting principles in the United States.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants.  ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards.

In October 2009, the FASB issued new authoritative guidance which amends accounting and reporting guidance in ASC Topic 605, “Revenue Recognition,” with respect to revenue-generating arrangements with multiple-deliverables. Specifically, the amendments to ASC Topic 605 address how to separate deliverables and how to measure and allocate arrangement consideration to more than one unit of accounting. The new guidance, which is expected to result in more multiple-deliverable arrangements being separable than under current guidance, will be effective for the Company prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011, with early adoption permitted. We are currently evaluating the timing and impact of the pending adoption of the amendments to ASC Topic 605 on our consolidated financial statements.

Reclassification – The Company has reclassified certain items in the prior periods to conform to the current period presentation. The reclassifications did not impact net income or total stockholders' equity.

3.	Restricted cash

Restricted cash primarily pertains to cash that is due to the Company for advance credit card ticket purchases. Under the terms of the agreement with the credit card processor, the funds are held by the credit card processor until travel takes place. The restricted cash related to the holdback of ticket purchases of $45.5 million, as of September 30, 2009, earns a market rate of interest and is held primarily at one financial institution.

At September 30, 2009, restricted cash consisted of the following:

($ in 000's)	September 30, 2009

Holdback of customer credit card ticket sales	$45,545
Cash collateralized letters of credit	12,589
Aircraft sinking fund reserves	5,054
Total	$63,188

The Company has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by customers of the Company.  Credit card processors have financial risk associated with tickets purchased for travel because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed, the air travel generally occurs after that time, and the processor would have liability if the Company does not ultimately deliver the travel. The organization that processes MasterCard/Visa transactions allows the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e., “restricted cash”).  The Company also has an agreement with American Express for processing purchases made through the use of an American Express credit card. As of September 30, 2009, the credit card processor had 100% holdback under this agreement.

4.	Debt

During the nine months ended September 30, 2009, the Company obtained thirteen aircraft, three of which were debt-financed. The debt was obtained from banks and the aircraft manufacturer for terms of 15 years at interest rates ranging from 2.80% to 2.94%. The total debt incurred for the three aircraft was $64.2 million.

The Company’s revolving credit agreement with a bank expired on May 29, 2009.

8.0% $25 million convertible note due 2014

On July 31, 2009, the Company issued certain TPG Entities (“TPG”) a convertible note having a principal amount of $25 million and a five-year maturity and convertible by TPG in whole or in part prior to maturity up to 2,500,000  shares of the Company’s common stock.  The convertible debt does not allow for cash settlement and there is no embedded derivative.  The convertible note is recorded in long term debt.

5.	Commitments and Contingencies

The Company has a commitment to acquire eight spare aircraft engines with a current list price totaling approximately $40.3 million. These commitments are subject to customary closing conditions.

The Company has a commitment of $2.9 million relating to the naming rights of the Midwest Airlines Center, an 800,000-square-foot convention center in Milwaukee, Wisconsin.

In June 2009, Midwest entered into an agreement for the early termination of the SkyWest ASA. As part of the restructured transaction, two of the 12 aircraft being operated by SkyWest for the Company’s branded operations were taken out of service.  The Company is obligated to pay SkyWest $0.4 million for each of the remaining 10 aircraft at the time of removal and the last aircraft is expected to be returned in early 2010.  The Company has a $4 million liability recorded as of September 30, 2009 related to this agreement.

In June 2009, Midwest reached an agreement with the lessor of their Fairchild 328 jets (“FRJs”) to settle lease and debt default obligations associated with eight aircraft.  Midwest made an up-front payment of $3.1 million and issued a $15 million note secured by the aircraft plus one additional FRJ aircraft contributed to the collateral pool.  The secured note is to be repaid from the net proceeds of sale of the aircraft.  Interest began accruing on June 1, 2009, at 5% payable quarterly in arrears on the last day of each quarter until December 31, 2010. As of September 30, 2009, the Company has recorded a $13.9 million liability related to this settlement.

In May 2009, Midwest negotiated an additional forbearance agreement with its aircraft lessor. As a result, the Company will return the remaining 9 Boeing 717 aircraft by the fourth quarter of 2009.  In addition, the Company will pay the lessor $5.4 million in installments of $600,000 at the time each aircraft is returned and contributed two Rolls Royce Jet engines, valued at approximately $6.4 million for both engines.  As of September 30, 2009, the Company had recorded a liability of $10 million associated with this agreement with the lessor.

6.	Segment reporting

ASC Topic 280, “Segments Reporting,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance.  Historically the Company has always considered its operations as one segment, fixed-fee services.  Due to the Company’s recent acquisitions of Mokulele, Midwest, and Frontier, the Company has determined that it has  three reportable segments, fixed-fee service, branded passenger service, and other.  Fixed-fee services  are typically operated under an agreement with a domestic network airline partner.  The Company’s branded operations relate to the passenger service revenues and expenses generated under the Company’s brands: Midwest  and Mokulele.  Beginning in the fourth quarter of 2009, the results of operations for Frontier will also be included in the Company’s branded operations.  The Other segment consists of slot leasing activities, charter operations, and idle or unallocated aircraft not currently assigned to the Fixed-fee or Branded operations.  The Other segment also includes the activities associated with subleasing activities, and the related aircraft rents, depreciation expense and interest expense on idle, unallocated, or subleased aircraft.  The Company evaluates segment performance based on several factors, of which the primary financial measure is operating income (loss). However, the Company does not manage the business or allocate resources solely based on segment operating income or loss, and scheduling decisions of the Company’s chief operating decision maker are based on each segment’s contribution to the overall network.

		Branded
Three Months Ended	Fixed	Passenger
September 30, 2009 (000's)	Fee	Service	Other	Total

Total revenue (1)	$281,415	$73,892	$4,320	$359,627
Depreciation and amortization	32,479	4,366	1,553	38,398
Operating income (loss)	48,966	(11,184)	(1,187)	36,595
Income before income tax	19,218	(15,907)	1,202	4,513
Net income (loss) (2)	11,279	(8,713)	705	3,271
Goodwill	-	84,143	-	84,143
Total assets	2,727,725	544,027	139,886	3,411,638

		Branded
Nine Months Ended	Fixed	Passenger
September 30, 2009 (000's)	Fee	Service	Other	Total

Total revenue (1)	$913,524	$79,404	$11,966	$1,004,894
Depreciation and amortization	101,564	5,309	5,129	112,002
Operating income (loss)	160,970	(15,710)	(10,260)	135,000
Income before income tax	64,016	(21,495)	(2,349)	40,172
Net income (loss) (2)	33,872	(13,372)	(952)	19,548
Goodwill	-	84,143	-	84,143
Total assets	2,727,725	544,027	139,886	3,411,638

(1)	Intersegment revenues are eliminated in consolidation and are therefore not disclosed in this presentation.
(2)	Tax expense was allocated to each segment based on the consolidated tax rate (excluding goodwill impairment of $13.3 million from fixed fee business in Q1).

7.	Impairment of Goodwill

During the quarter ended March 31, 2009, the Company’s stock price reached a then record low of $4.23.  Due to the disparity between the Company’s market capitalization and the carrying value of its stockholders’ equity, the Company performed an interim test of the recoverability of its goodwill in accordance with ASC Topic 350 “Intangibles - Goodwill and other.”  Prior to the Company’s recent acquisitions, the Company had one reporting unit and all of the goodwill of $13.3 million was assigned to that unit.  In assessing the recoverability of goodwill, the Company made a determination of the fair value of its business.

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

The Company’s interim assessment under the market and income approach indicated the fair value of the reporting unit was less than its carrying value, and therefore, the Company was required to perform Step Two of the ASC Topic 350 goodwill impairment testing methodology.

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

8.	Subsequent Events

On October 30, 2009, the Company and Frontier, which was acquired on October 1, 2009, entered into a credit agreement with Airbus Financial Services (“Airbus”).  In accordance with the agreement, Airbus is providing a $25 million term loan to Frontier.  The loan is scheduled to be repaid in twelve quarterly installments with interest beginning in January 2010.  Interest on the note is the three-month LIBOR rate plus a margin and the note is secured by certain assets of Frontier.

Frontier has a co-branded credit card arrangement with a MasterCard issuing bank.  This affinity credit card agreement provides that the Company will receive a fixed fee for each new account, which varies based on the type of account, and a percentage of the annual renewal fees that the bank receives.  The Company receives an increased fee for new accounts it solicits.  The Company also receives fees for the purchase of frequent flier miles awarded to the credit card customers. During September 2009, Frontier amended this agreement whereas the credit card company agreed to pre-purchase miles.  In October 2009, Frontier received $35 million in cash from the bank related to its pre-purchase of miles.   These fees are to be used to compensate Frontier for fees otherwise earned under the agreement.  In addition, Frontier will pay to the bank interest on the value of the outstanding pre-purchased miles at a adjustable rate of LIBOR plus a margin.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. The Company may, from time to time, make written or oral forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements encompass the Company’s beliefs, expectations, hopes or intentions regarding future events. Words such as "expects," "intends," "believes," "anticipates," "should," "likely" and similar expressions identify forward-looking statements. All forward-looking statements included in this release are made as of the date hereof and are based on information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. Actual results may vary, and may vary materially, from those anticipated, estimated, projected or expected for a number of reasons, including, among others, the risks discussed in our Annual Report on Form 10-K and our other filings made with the Securities and Exchange Commission, which discussions are incorporated into this Quarterly Report on Form 10-Q by reference. As used herein, "unit cost" means operating cost per Available Seat Mile (“ASM”).

Overview

Republic Airways Holdings Inc., based in Indianapolis, Indiana is an airline holding company that owns Chautauqua Airlines, Frontier Airlines, Lynx Aviation, Midwest Airlines, Republic Airlines and Shuttle America, collectively “the airlines.” The airlines offer scheduled passenger service on approximately 1,600 flights daily to 118 cities in 43 states, Canada, and Mexico under branded operations at Frontier and Midwest, and through fixed-fee airline services agreements with five major U.S. airlines. The fixed-fee flights are operated under an airline partner brand, such as AmericanConnection, Continental Express, Delta Connection, United Express, and US Airways Express. The airlines currently employ over 11,000 aviation professionals and operate 286 aircraft.

Unless the context indicates otherwise, the terms “the Company,” “we,” “us,” or “our,” refer to Republic Airways Holdings Inc. and our subsidiaries.

Fixed-fee Service

We have long-term, fixed-fee regional jet code-share agreements with each of our Partners that are subject to our maintaining specified performance levels. Pursuant to these fixed-fee agreements, which provide for minimum aircraft utilization at fixed rates, we are authorized to use our Partners' two-character flight designation codes to identify our flights and fares in our Partners' computer reservation systems, to paint our aircraft in the style of our Partners, to use their service marks and to market ourselves as a carrier for our Partners. Our fixed-fee agreements limit our exposure to fluctuations in fuel prices, fare competition and passenger volumes. Our development of relationships with multiple major airlines has enabled us to reduce our dependence on any single airline, allocate our overhead more efficiently among our Partners and reduce the cost of our fixed-fee services to our Partners.

Acquisition of Midwest Airlines

In September 2008, we entered into a fixed-fee code-share agreement with Midwest Airlines. Under the terms of the agreement, we operated 12 E170 aircraft.  In addition, the Company made a one year term loan in the amount of $25 million with interest at 10.25% which is payable monthly.  During the second quarter of 2009, the Company increased its loans to Midwest by $6 million bringing the total loans outstanding to $31 million.  In addition, we amended our fixed-fee code-share agreement with Midwest on June 3, 2009 to allow for the operation of twelve 37-50 seat Embraer jet aircraft and five E190 aircraft.

On July 31, 2009, the Company purchased from TPG Capital (“TPG”), a Fort Worth, Texas-based private equity firm, their $31 million secured note from Midwest and 100% of Midwest’s common stock, for consideration of $6 million in cash, and the issuance of a $25 million convertible note to TPG.  The convertible note has a five-year maturity and is convertible in whole or in part, from time to time, prior to maturity up to 2,500,000  shares of the Company’s common stock, subject to adjustment in certain circumstances.

The acquisition provided the Company additional revenue diversity from its traditional fixed-fee services and allowed it to expand operations into branded passenger service.  The Company accounted for the acquisition in accordance with ASC Topic 805, whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from Midwest based on their estimated fair values as of the closing date.   The Company is still in the process of determining the fair value of the purchase consideration, assets acquired, and liabilities assumed.  This valuation process, as well as the evaluation of the related income tax implications of the transaction, is still in progress and will likely not be completed prior to the filing of the Company’s Annual Report on Form 10-K for the year ending December 31, 2009.

The Company incurred legal, accounting, and tax related transaction costs totaling $1.2 million related to the acquisition of Midwest.  All transaction costs are included in other operating expenses in the condensed consolidated statements of income.

Mokulele Airlines

In November 2008, we began operating under a fixed-fee code-share agreement with Mokulele to provide up to four E170 aircraft in inter island service in Hawaii and agreed to loan Mokulele $8 million to assist in the funding of startup costs of the operation.  In March 2009, we and certain shareholders of Mokulele agreed to participate in a restructuring of Mokulele.  Under this agreement, we agreed to convert $3 million of our $8 million loan to equity and invest an additional $3 million  of cash in exchange for 50% ownership of Mokulele’s common stock and three of the five Mokulele Board of Directors’ seats.

The recapitalization effectively provided us control of Mokulele and its Hawaii inter island passenger service.  Accordingly, we accounted for the recapitalization of  Mokulele as a business combination as defined by ASC Topic 805.  The Company assigned preliminary fair values to the assets acquired and liabilities assumed and the transaction resulted in no goodwill.  The Company acquired approximately $4.1 million of current assets, $9.3 million of aircraft and other equipment, and $0.4 million of other long-term assets and assumed $9.3 million of liabilities.  The Company did not incur any significant transaction costs associated with its acquisition of Mokulele.  The effect of Mokulele’s operations for the last twelve days of March 2009 have not been included in the Company’s results of operations, as they were immaterial.  Additionally, proforma revenues and net income per common share were immaterial for disclosure for the three and nine month periods ended September 30, 2009 and 2008.  Mokulele’s operations were included in the Company’s results of operations beginning April 1, 2009 and are part of the Company’s branded passenger service operations.

In July 2009, the Company invested an additional $7.5 million in Mokulele, increasing its ownership in the operation from 55% to an 89% interest.  The change in ownership of Mokulele resulting from the July 2009 additional investment was accounted for as an equity transaction.  The carrying amount of the noncontrolling interest was increased by $3.3 million and the Company reduced additional paid-in capital by a corresponding amount to reflect the change in ownership of Mokulele.  In addition, the fixed-fee code-share agreement was amended to provide for either Mokulele or us to early terminate the fixed-fee code-share agreement with 90 days prior written notice and the remaining $1.5 million in aircraft security deposits held by us would be forfeited by Mokulele on the termination date.  The amendment also provided that the fourth aircraft would not be delivered and Mokulele forfeited a $0.5 million security deposit to the Company.

On October 16, 2009, the Company entered into an agreement with Mesa Air Group, Inc. (“Mesa”) to form Mo-Go, LLC (“Mo-Go”), a new business venture that will provide commercial airline services in Hawaii.  Pursuant to the agreement, Mesa will own 75% of Mo-Go and the former Mokulele shareholders, including Republic, own the remaining 25%.  Immediately prior to consummation of the transaction with Mesa, the Company forgave certain indebtedness of Mokulele, and agreed to voluntarily terminate our existing capacity purchase agreement with Mokulele.  Additionally, current Mokulele shareholders will be obligated to fund up to $1.5 million to capitalize Mo-Go, all of which is expected to come from Republic.

The Company will deconsolidate Mokulele and begin accounting for its investment in Mo-Go under the equity method of accounting in the fourth quarter of 2009.  As of the date of the transaction, and after the Mokulele note was forgiven and the remaining security deposits were forfeited by Mokulele, Mokulele had approximately $9.9 million of assets, of which $7.5 million related to aircraft and other equipment, and had liabilities of $6.6 million.

Acquisition of Frontier Airlines

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

On August 4, 2008, the Company agreed to participate with two other creditors in providing a debtor-in-possession (“DIP”) firm financing commitment of $30 million to Frontier.  The Company’s portion of this commitment was $12.5 million.  The note was collateralized by certain assets of Frontier, bore interest at 16%, and matured on April 1, 2009.  The existing DIP facility was renegotiated and the Company agreed to a firm commitment for $40 million in post-petition DIP financing to Frontier in March 2009.  This new DIP facility was approved by the United States Bankruptcy Court.  As a condition to the loan, Frontier agreed to allow the Company’s damage claim in the amount of $150 million arising out of Frontier’s rejection of the fixed-fee code-share agreement, dated January 11, 2007.

On June 22, 2009, the Company entered into an Investment Agreement with Frontier (the “Agreement”), pursuant to which the Company would serve as the equity sponsor of Frontier’s plan of reorganization (the “Plan”).  Pursuant to the Plan, the Company would purchase all of the equity in Frontier, as reorganized, for $108.75 million.  The proposed plan of reorganization provides for general unsecured creditors to receive $28.75 million in cash. An additional $40 million of the sale proceeds would be applied as repayment of the outstanding DIP loan.

On August 13, 2009, the Company modified its investment agreement with Frontier to allow the Company to acquire 100% of the common stock of Frontier upon its emergence from bankruptcy for $108.75 million and the Company waived any right to recovery on its $150 million general unsecured claim.  On October 1, 2009, the Company completed its acquisition of Frontier. Transaction costs related to the Company’s acquisition of Frontier are included in Other operating expenses and totaled $0.9 million, through September 30, 2009.

The acquisition of Frontier expanded our branded passenger service and provided the Company an opportunity to further diversify its revenue and operations of its branded passenger service business.  The Company’s assessment of the acquisition date fair value is very preliminary, however the book value of the assets and liabilities at the acquisition date are cash of $53.9 million, other current assets of $233.5 million, aircraft and other equipment of $600 million, other long-term assets of $184.5 million, $672.7 million of liabilities not subject to compromise.  Based on these values and our preliminary valuation and appraisal work, the Company expects the Frontier transaction to result in a bargain purchase (“negative goodwill”) in excess of $125 million.  The Company has not disclosed the proforma effect of the Frontier acquisition, as the information is not yet available to make such disclosures.

US Airways, Inc. Notes Receivable

In October 2008, the Company entered into a credit agreement with US Airways.  Under the agreement, we agreed to make a term loan to US Airways in the amount of $10 million, with interest at LIBOR plus a margin, which was payable quarterly.  The principal was due in October 2009.  In March 2009, the Company funded an additional $25 million term loan to US Airways, which was provided for in the initial loan.  As of September 30, 2009, there was a total of $35 million outstanding to US Airways, bearing interest at LIBOR plus a margin.

In October 2009, the Company acquired ten E190AR jets from US Airways.  Total consideration amounted to $4 million of cash and US Airways agreed to apply all of the Company’s $35 million unsecured loan, plus interest accrued toward the purchase price.  The Company assumed debt related to the ten aircraft of approximately $217 million.

The following table sets forth fixed fee operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights - Fixed-fee	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Fixed-fee revenue, excluding fuel (000)	265,899	283,508	-6.2%	839,473	847,707	-1.0%
Passengers carried	4,881,571	4,884,439	-0.1%	14,365,238	14,418,453	-0.4%
Revenue passenger miles (000) (1)	2,510,784	2,456,925	2.2%	7,359,971	7,394,022	-0.5%
Available seat miles (000) (2)	3,242,019	3,290,132	-1.5%	9,930,228	9,957,376	-0.3%
Passenger load factor (3)	77.4%	74.7%	2.7 pts	74.1%	74.3%	-0.2 pts
Cost per available seat mile,	8.09	10.54	-23.2%	8.55	10.26	-16.7%
including interest expense (cents) (4) (7)
Fuel cost per available seat mile (cents)	0.48	2.97	-83.8%	0.75	2.81	-73.3%
Cost per available seat mile, including	7.61	7.57	0.5%	7.80	7.45	4.7%
interest expense and excluding fuel expense (cents) (7)
Operating aircraft at period end:
37-50 seat jets	79	101	-21.8%	79	101	-21.8%
70-99 seat jets	113	119	-5.0%	113	119	-5.0%
Block hours (5)	165,428	183,293	-9.7%	518,255	565,208	-8.3%
Departures	97,897	107,072	-8.6%	304,905	321,268	-5.1%
Average daily utilization of each	9.4	10.0	-6.0%	9.8	10.2	-3.9%
aircraft (hours) (6)
Average length of aircraft flight (miles)	500	496	0.8%	495	508	-2.6%
Average seat density	66	62	6.5%	66	61	8.2%

(1)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(3)	Revenue passenger miles divided by available seat miles.
(4)	Total operating and interest expenses divided by available seat miles.
(5)	Hours from takeoff to landing, including taxi time.
(6)	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
(7)	Costs (in all periods) exclude expenses not attributable to either the fixed-fee or branded segment (e.g. subleased aircraft and amortization of slots).

The following table sets forth branded passenger service operational statistics for the periods identified below:

Operating Highlights - Branded	Three Months Ended (8)	Nine Months Ended (8)
	September 30, 2009	September 30, 2009
Total revenue (000)	73,892	79,404
Passengers carried	669,901	757,933
Revenue passenger miles (000) (1)	450,437	462,598
Available seat miles (000) (2)	575,785	607,183
Passenger load factor (3)	78.2%	76.2%
Total revenue per available seat mile (cents)	12.83	13.08
Passenger revenue per available seat mile (cents)	11.27	11.59
Cost per available seat mile (cents) (4) (7)	14.78	15.67
Fuel cost per available seat mile	4.14	4.26
Cost per available seat mile, excluding fuel expense (cents) (7)	10.64	11.41
Operating aircraft at period end:
37-50 seat regional jets	12	12
70+ seat regional jets	25	25
Block hours (5)	23,346	25,660
Departures	15,422	18,695
Average daily utilization of each aircraft (hours) (6)	10.0	10.0
Average length of aircraft flight (miles)	551	476
Average seat density	68	68

(1)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.
(2)	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.
(3)	Revenue passenger miles divided by available seat miles.
(4)	Total operating and interest expenses divided by available seat miles.
(5)	Hours from takeoff to landing, including taxi time. Calculation excludes the operational data related to the contract flying by Skywest.
(6)	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).
(7)	Costs (in all periods) exclude expenses not attributable to either the fixed-fee or branded segment (e.g. subleased aircraft and amortization of slots).
(8)	Branded statistics consist of the operations of Mokulele beginning in April 2009 and Midwest beginning in August 2009.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following table sets forth information regarding the Company’s expense components for the three and nine months ended September 30, 2009 and September 30, 2008.  Individual expense components are expressed in cents per ASM.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Wages and benefits	2.01	1.88	1.97	1.91
Aircraft fuel	1.03	2.97	0.95	2.81
Landing fees and airport rents	0.53	0.47	0.53	0.45
Aircraft and engine rent	0.88	1.02	0.91	1.02
Maintenance and repair	1.54	1.39	1.44	1.25
Insurance and taxes	0.17	0.19	0.19	0.18
Depreciation and amortization	1.01	1.08	1.06	1.00
Promotion and sales	0.14	-	0.05	-
Goodwill impairment	-	-	0.13	-
Other	1.15	0.89	1.03	0.90
Total operating expenses	8.46	9.89	8.26	9.52

Interest expense	0.91	1.03	1.00	0.97

Total operating and interest expenses	9.37	10.92	9.26	10.49

Total operating and interest expenses less fuel	8.34	7.95	8.31	7.68

Operating revenue in 2009 decreased by 6.7%, or $25.6 million, to $359.6 million compared to $385.2 million in 2008. Excluding reimbursement for fuel expense, which is a pass-through cost to our Partners, fixed-fee service revenues decreased $17.6 million, or 6.2% for 2009 as a result of the reduction in block hours flown under fixed-fee services.  Branded passenger service revenue increased $64.9 million due to Midwest and Mokulele.

Total operating expenses decreased by 0.6%, or $2.0 million, to $323.0 million in 2009 compared to $325.0 million in 2008.  Total operating and interest expenses, excluding fuel, increased by 21.9%, or $57.2 million, to $318.4 million for 2009 compared to $261.2 million during 2008.  The cost per available seat mile on total operating and interest expenses, excluding fuel charges, increased from 7.95¢ in 2008 to 8.33¢ in 2009.  Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 24.2%, or $15.0 million, to $76.9 million for 2009 compared to $61.9 million in 2008.  Of the increase, $12.8 million relates to expenses of Midwest and Mokulele.  The remainder of the increase is attributable to normal wage increases and increased staffing levels to support additional aircraft scheduled in fourth quarter branded services.  The cost per available seat mile increased to 2.01¢ for 2009 compared to 1.88¢ in 2008.

Aircraft fuel expense decreased 59.6%, or $58.1 million, to $39.5 million for 2009 compared to $97.6 million for 2008.  Fuel expense on branded operations totaled $23.8 million for the quarter.  Beginning in May 2009 and June 2009, we did not record fuel expense and the related revenue for the American and Delta operations, respectively.  We also do not pay for or record fuel expense and the related revenue for Continental or US Airways operations.  Beginning in January 2008, we did not record fuel expense and the related revenue for a portion of the United operations, due to United paying for fuel directly at certain airports.  United has continued to increase the portion of flying for which they pay directly.  The unit cost decreased to 1.03¢ in 2009 compared to 2.97¢ in 2008.

Landing fees and airport rents increased by 30.5%, or $4.7 million, to $20.0 million in 2009 compared to $15.3 million in 2008.  Expenses related to Midwest and Mokulele operations were $4.8 million.  Our fixed-fee agreements provide for a direct reimbursement of landing fees.  The unit cost increased to 0.53¢ in 2009 compared to 0.47¢ in 2008.

Aircraft and engine rent increased by 0.5%, or $0.2 million, to $33.6 million in 2009 compared to $33.4 million in 2008. A $5.1 million decrease in rents on CRJ aircraft, which have been returned to the lessor, is offset by rents on Boeing 717 aircraft at Midwest and newly leased E190 and E135 aircraft. The unit cost decreased to 0.88¢ in 2009 compared to 1.02¢ in 2008.

Maintenance and repair expenses increased by 29.0%, or $13.3 million, to $58.9 million in 2009 compared to $45.6 million for 2008 due to an increase of $5.5 million in expenses to replace life limited parts on small jet engines, an increase of $3.8 million of long-term maintenance agreements on large jets, and a $2.0 million increase for heavy maintenance checks. Maintenance expenses for Midwest and Mokulele totaled $2.7 million for the quarter. The unit cost increased to 1.54¢ in 2009 compared to 1.39¢ in 2008.

Insurance and taxes increased 6.3%, or $0.3 million, to $6.6 million in 2009 compared to $6.3 million in 2008.  Our fixed-fee agreements generally provide for a direct reimbursement of insurance and property taxes.  The unit cost decreased to 0.17¢ in 2009 compared to 0.19¢ in 2008.

Depreciation and amortization increased 7.7%, or $2.7 million, to $38.4 million in 2009 compared to $35.7 million in 2008.  Expenses related to Midwest and Mokulele operations were $1.5 million.  The remainder of the increase is for depreciation on EJet aircraft purchased over the past year and was partially offset by the effect of removing small jet aircraft from service. The unit cost decreased to 1.01¢ in 2009 compared to 1.08¢ in 2008.

Promotion and sales expenses are incurred on branded operations only.  All of these expenses are related to Midwest and Mokulele.  The unit cost was 0.14¢ in 2009.

Other expenses increased 50.0%, or $14.6 million, to $43.8 million in 2009 from $29.2 million in 2008. Of the increase, $5.7 million relates to payments made to SkyWest under a capacity purchase agreement with Midwest.  Other expenses for Midwest and Mokulele, which include all ground handling, professional fees and restructuring costs, and other costs totaled $11.2 million for the quarter. The unit cost increased to 1.15¢ in 2009 from 0.89¢ in 2008.

Interest expense increased 3.3% or $1.1 million, to $34.9 million in 2009 from $33.8 million in 2008 primarily due to interest on an increased amount of aircraft debt. The weighted average interest rate decreased to 6.1% in 2009 from 6.3% in 2008. The unit cost decreased to 0.91¢ in 2009 from 1.03¢ in 2008.

We incurred income tax expense of $1.9 million during 2009, compared to $10.7 million in 2008. The decrease is due to lower income before income tax. The effective tax rates for 2009 and 2008 were 41.3% and 38.7%, respectively, which were higher than the statutory rate due to the effect of state income taxes and non-deductible meals and entertainment expense, primarily for our flight crews.

Nine months Ended September 30, 2009 Compared to Nine months Ended September 30, 2008

Operating revenue in 2009 decreased by 11.9%, or $0.14 billion, to $1.00 billion compared to $1.14 billion in 2008. Excluding reimbursement for fuel expense, which is a pass-through cost to our Partners, fixed-fee service revenues decreased $8.2 million, or 1.0% for 2009 as a result of the reduction in block hours flown under fixed-fee services.  Branded passenger service revenue increased $70.4 million due to Midwest and Mokulele.

Total operating expenses decreased by 8.3%, or $78.8 million, to $869.9 million in 2009 compared to $948.7 million in 2008.  Total operating and interest expenses, excluding fuel, increased by 14.3%, or $109.6 million, to $875.0 million for 2009 compared to $765.3 million during 2008.  The cost per available seat mile on total operating and interest expenses, excluding fuel charges, increased from 7.68¢ in 2008 to 8.31¢ in 2009. Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 8.8%, or $16.8 million, to $207.4 million for 2009 compared to $190.6 million in 2008.  Expenses related to Midwest and Mokulele operations were $13.8 million.  The remainder of the increase is attributable to normal wage increases and increased staffing levels in the third quarter to support additional aircraft scheduled in fourth quarter branded services.  The cost per available seat mile increased to 1.97¢ for 2009 compared to 1.91¢ in 2008.

Aircraft fuel expense decreased 64.2%, or $179.8 million, to $100.2 million for 2009 compared to $280.0 million for 2008.  Fuel expense on branded operations totaled $25.8 million for the year.  Beginning in May 2009 and June 2009, we did not record fuel expense and the related revenue for the American and Delta operations, respectively.  We also do not pay for or record fuel expense and the related revenue for Continental or US Airways operations.  Beginning in January 2008, we did not record fuel expense and the related revenue for a portion of the United operations, due to United paying for fuel directly at certain airports.  United has continued to increase the portion of flying for which they pay directly.  The unit cost decreased to 0.95¢ in 2009 compared to 2.81¢ in 2008.

Landing fees and station rents increased by 23.0%, or $10.3 million, to $55.4 million in 2009 compared to $45.1 million in 2008.  Expenses related to Midwest and Mokulele operations were $5.3 million.  Our fixed-fee agreements provide for a direct reimbursement of landing fees.  The unit cost increased to 0.53¢ in 2009 compared to 0.45¢ in 2008.

Aircraft and engine rent decreased by 5.8%, or $5.9 million, to $95.4 million in 2009 compared to $101.3 million in 2008. A $10.4 million decrease in rents on CRJ aircraft, which have been returned to the lessor, is offset by rents on Boeing 717 aircraft at Midwest and newly leased E190 and E135 aircraft. The unit cost decreased to 0.91¢ in 2009 compared to 1.02¢ in 2008.

Maintenance and repair expenses increased by 21.5%, or $26.8 million, to $151.5 million in 2009 compared to $124.7 million for 2008 due to an increase of $6.9 million in expenses to replace life limited parts on small jet engines, an increase of $9.7 million of long-term maintenance agreements on large jets, and a $8.5 million increase for heavy maintenance checks. Maintenance expenses for Midwest and Mokulele totaled $2.8 million for the year. The unit cost increased to 1.44¢ in 2009 compared to 1.25¢ in 2008.

Insurance and taxes increased 8.9%, or $1.6 million, to $19.9 million in 2009 compared to $18.3 million in 2008.  Our fixed-fee agreements generally provide for a direct reimbursement of insurance and property taxes.  The unit cost increased to 0.19¢ in 2009 compared to 0.18¢ in 2008.

Depreciation and amortization increased 13.0%, or $12.9 million, to $112.0 million in 2009 compared to $99.1 million in 2008.  Expenses related to Midwest and Mokulele operations were $1.6 million. The remainder of the increase is for depreciation on EJet aircraft purchased over the past year and was partially offset by the effect of removing small jet aircraft from service. The unit cost increased to 1.06¢ in 2009 compared to 1.00¢ in 2008.

Promotion and sales expenses are incurred on branded operations only.  The unit cost was 0.05¢ in 2009.

Other expenses increased 37.0%, or $33.1 million, to $122.7 million in 2009 from $89.6 million in 2008. Of the increase, $5.7 million relates to payments made to SkyWest under a capacity purchase agreement with Midwest.  Other expenses for Midwest and Mokulele, which include all ground handling, professional fees and restructuring costs, and other costs totaled $14.5 million for the year.  In addition, a one-time $13.3 million non-cash impairment of Goodwill was recorded in the first quarter. The unit cost increased to 1.16¢ in 2009 from 0.90¢ in 2008.

Interest expense increased 9.0% or $8.6 million, to $105.2 million in 2009 from $96.6 million in 2008 primarily due to interest on an increased amount of aircraft debt. The weighted average interest rate decreased to 6.1% in 2009 from 6.3% in 2008. The unit cost increased to 1.00¢ in 2009 from 0.97¢ in 2008.

We incurred income tax expense of $23.9 million during 2009, compared to $40.8 million in 2008. The decrease is due to lower income before income tax. The effective tax rates for 2009 and 2008 were 59.5% and 38.3%, respectively, which were higher than the statutory rate due to a $2.2 million valuation allowance related to Mokulele and the $13.3 million non-deductible write-off of Goodwill.

Liquidity and Capital Resources

As of September 30, 2009, the Company had $85.5 million in cash and cash equivalents and a working capital deficit of $18.4 million.  The Company currently anticipates that its current cash on hand and the cash generated from operations as well as recently completed liquidity initiatives with our aircraft manufacturer and our credit card affinity program will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

Working capital deficits are customary for airlines since the air traffic liability and a portion of the frequent flyer liability are classified as current liability.  Our liquidity depends to a large extent on the financial strength of our Partners in relation to our fixed-fee business  and the number of passengers who fly in our branded passenger service, the fares they pay, our operating and capital expenditures, our financing activities, the amount of cash holdbacks imposed by our credit card processors, and the cost of fuel.  We cannot predict what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as volatile fuel prices, the economic recession, the global credit and liquidity crisis, weather-related disruptions, the impact of airline bankruptcies or consolidations, U.S. military actions or acts of terrorism.

Net cash provided by operating activities was $133.5 million compared to $190.3 million for the nine months ended September 30, 2009 and 2008, respectively.  The $56.8 million decrease in operating cash flows is primarily attributable to the lower operating margin associated with our branded operations and the related reductions in on our net income period over period of $46.1 million.

Net cash used by investing activities was $19.6 million and $68.9 million for the nine months ended September 30, 2009 and 2008, respectively.  Cash used in the purchase of aircraft and other equipment, net of aircraft deposits returned was $25 million in 2009 compared to $56.6 million in 2008.  We acquired and debt financed three aircraft during the nine months ended September 30, 2009.  The total debt incurred for the three purchased aircraft was $64.2 million.  The Company has lease financed all other aircraft deliveries during 2009.  The Company received proceeds from the sale of its E135 assets and other equipment totaling $72.7 million during the nine months ended September 30, 2009 compared to $19.0 million in the same period in 2008.  Additionally, the Company funded notes receivable of approximately $61 million during the nine months ended September 30, 2009 of which $26 million was related to the Frontier DIP refinance, $25 million was related to US Airways additional draw, $9.5 million was to Midwest, and $0.5 million related to Mokulele.  The Company did not have any lending activities during the nine month period ended September 30, 2008.  Additionally, the Company acquired new businesses in Mokulele and Midwest, net of cash totaling $2.5 million.

Net cash used by financing activities was $158.1 million compared to $151.3 million for the nine months ended September 30, 2009 and 2008, respectively.   During 2009, the Company made principal repayments of $100.3 million and retired $56.8 million of E135 debt totaling $157.1 million, which compares to total principal repayments during the same period in 2008 of $114.8 million.  During the prior year, the Company repurchased $39.2 million of treasury stock and there were no treasury stock repurchases in 2009.

On October 1, 2009, the Company completed its acquisition of Frontier. The acquisition of Frontier expanded our branded passenger service and provided the Company an opportunity to further diversify its revenue and operations of its branded passenger service business.  The Company’s assessment of the acquisition date fair value is very preliminary, however the book value of the assets and liabilities at the acquisition date are cash of $53.9 million, other current assets of $233.5 million, aircraft and other equipment of $600 million, other long-term assets of $184.5 million, $672.7 million of liabilities not subject to compromise.  Based on these values and our preliminary valuation and appraisal work, the Company expects the Frontier transaction to result in a bargain purchase (“negative goodwill”) in excess of $125 million.

On October 30, 2009, the Company and Frontier, which was acquired on October 1, 2009, entered into a credit agreement with Airbus Financial Services (“Airbus”).  In accordance with the agreement, Airbus is providing a $25 million term loan to Frontier.  The loan is scheduled to be repaid in twelve quarterly installments with interest beginning in January 2010.  Interest on the note is the three-month LIBOR rate plus a margin and the note is secured by certain assets of Frontier.

Frontier has a co-branded credit card arrangement with a MasterCard issuing bank.  This affinity credit card agreement provides that the Company will receive a fixed fee for each new account, which varies based on the type of account, and a percentage of the annual renewal fees that the bank receives.  The Company receives an increased fee for new accounts it solicits.  The Company also receives fees for the purchase of frequent flier miles awarded to the credit card customers. During September 2009, Frontier amended this agreement whereas the credit card company agreed to pre-purchase miles.  In October 2009, Frontier received $35 million in cash from the bank related to its pre-purchase of miles.   These fees are to be used to compensate Frontier for fees otherwise earned under the agreement.  In addition, the Frontier will pay to the bank interest on the value of the outstanding pre-purchased miles at a adjustable rate of LIBOR plus a margin.

Aircraft Leases and Other Off-Balance Sheet Arrangements

The Company has significant obligations for aircraft that are classified as operating leases, and are not reflected as liabilities on its balance sheet. These leases expire between 2009 and 2023.  As of September 30, 2009, the Company’s total mandatory payments under operating leases aggregated approximately $1.1 billion and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $124.2 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities and office equipment. The leases expire through 2033. As of September 30, 2009, the Company’s total mandatory payments under other non-cancelable operating leases aggregated approximately $164.0 million. Total minimum annual other rental payments for the next 12 months are approximately $19.1 million.

Frontier’s total mandatory payments under operating leases aggregated approximately $1.0 billion and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $126.1 million. Total mandatory payments under other non-cancelable operating leases aggregated approximately $27.2 million and approximately $15.2 million for the next 12 months.

Contractual Obligations and Commercial Commitments

The Company has a commitment to acquire eight spare aircraft engines with a current list price totaling approximately $40.3 million.  Frontier has a commitment to acquire eight aircraft and two engines from Airbus with a current list prices totaling approximately $370.7 million.  These commitments are subject to customary closing conditions.

The Company’s commercial commitments at September 30, 2009 include letters of credit totaling $12.6 million expiring within one year.

The Company has a commitment of $2.9 million relating to the naming rights of the Midwest Airlines Center, an 800,000-square-foot convention center in Milwaukee, Wisconsin.

In June 2009, Midwest entered into an agreement for the early termination of the SkyWest ASA. As part of the restructured transaction, two of the 12 aircraft being operated by SkyWest for the Company’s branded operations were taken out of service. The Company is obligated to pay SkyWest $0.4 million for each of the remaining 10 aircraft at the time of removal and the last aircraft is expected to be returned in early 2010. The Company has a $4 million liability recorded as of September 30, 2009 related to this agreement.

In June 2009, Midwest reached an agreement with the lessor of their Fairchild 328 jets (“FRJs”) to settle lease and debt default obligations associated with eight aircraft. Midwest made an up-front payment of $3.1 million and issued a $15 million note secured by the aircraft plus one additional FRJ aircraft contributed to the collateral pool. The secured note is to be repaid from the net proceeds of sale of the aircraft. Interest began accruing on June 1, 2009, at 5% payable quarterly in arrears on the last day of each quarter until December 31, 2010. As of September 30, 2009, the Company recorded a $13.9 million liability related to this settlement.

In May 2009, Midwest negotiated an additional forbearance agreement with its aircraft lessor. As a result, the Company will return the remaining 9 Boeing 717 aircraft by early 2010.  In addition, the Company will pay the lessor $5.4 million in installments of $600,000 at the time each aircraft is returned and contributed two Rolls Royce Jet engines, valued at approximately $6.4 million.  As of September 30, 2009, the Company had a liability of $10 million associated with a negotiated forbearance agreement with the lessor.

Frontier has certain obligations to the Colorado Rockies and its revenue system totaling approximately $4.6 million.  $3.8 million of the obligations are due in the next 12 months.

The Company anticipates cash payments for interest for the year ended 2009 to be approximately $132.4 million, and the Company does not anticipate significant tax payments in 2009.

Impairment Review

During the quarter ended March 31, 2009, the Company’s stock price reached a then record low of $4.23.  Due to the disparity between the Company’s market capitalization and the carrying value of its stockholders’ equity, the Company performed an interim test of the recoverability of its goodwill in accordance with ASC Topic 350 “Intangibles – Goodwill and other.”  Prior to the Company’s recent acquisitions, the Company had one reporting unit and all of the goodwill of $13.3 million was assigned to that unit.  In assessing the recoverability of goodwill, the Company made a determination of the fair value of its business.

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

The Company’s interim assessment under the market and income approach indicated the indicated fair value of the reporting unit was less than its carrying value, and therefore, the Company was required to perform Step Two of the ASC Topic 350 goodwill impairment testing methodology.

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

Critical Accounting Policies and Estimates

Due to the acquisition of Midwest during the quarter and Frontier in October 2009, the following items are material changes to our critical accounting policies and estimates from the information provided in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates, included in our annual report on Form 10-K for the year ended December 31, 2008.

Revenue Recognition

Fixed-fee Service Revenue - Under the Company’s code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  In accordance with ASC Topic 840-10 “Determining Whether an Arrangement Contains a Lease,” the Company has concluded that a component of its revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the three and nine months ended September 30, 2009 and 2008 were $88.8 million and $273.7 million, and $87.3 million and $265.8 million respectively, and have been included in fixed-fee services revenue in the Company’s condensed consolidated statements of income.

Passenger Service  Revenue  -  Passenger, cargo, and other revenue are recognized when the transportation is provided or after the tickets expire, one year after date of issuance, and are net of excise taxes, passenger facility charges and security fees.  Revenues that have been deferred are included in the accompanying consolidated balance sheets as air traffic liability.  Included in passenger service revenue are change fees imposed on passengers for making schedule changes to non-refundable tickets.  Change fees are recognized as revenue at the time the change fees are collected from the passenger as they are a separate transaction that occurs subsequent to the date of the original ticket sale.

Taxes and Fees – We are required to charge certain taxes and fees on our passenger tickets.  These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign arrival and departure taxes.  These taxes and fees are legal assessments on the customer, for which we have an obligation to act as a collection agent.  Because we are not entitled to retain these taxes and fees, such amounts are not included in passenger revenue.  We record a liability when the amounts are collected and reduce the liability when payments are made to the applicable government agency or operating carrier.

Frequent Flyer Programs - The Company has a frequent flyer program that offers incentives to travel on Midwest.  The program allows participants to earn mileage credits by flying on Midwest and participating airlines, as well as through participating companies, such as credit card companies, hotels, and car rental agencies. The Company also sells mileage credits to other airlines and to nonairline businesses. The mileage credits may be redeemed for free air travel on Midwest or other airlines, as well as hotels, rental cars, and other awards.

Mileage Credits - The Company has an agreement with its co-branded credit card partner that requires its partner to purchase miles as they are awarded to the co-branded partner cardholders. The air transportation element for the awarded miles are included in deferred frequent flyer revenue at the estimated fair value and the residual marketing element is recorded as other revenue when the miles are awarded. The deferred revenue is subsequently recognized as passenger service revenue when transportation is provided.

Earned Mileage Credits - The Company also defers the portion of the sales proceeds that represents estimated fair value of the air transportation and recognizes that amount as revenue when transportation is provided. The fair value of the air transportation component is determined utilizing the deferred revenue method as further described below. The initial revenue deferral is presented as deferred frequent flyer revenue in the consolidated balance sheets. When recognized, the revenue related to the air transportation component is classified as passenger service in the Company’s consolidated statements of income.

The deferred revenue measurement method is to record the fair value of the frequent flyer obligation by allocating an equivalent weighted-average ticket value to each outstanding mile based on projected redemption patterns for available award choices when such miles are consumed. Such value is estimated assuming redemptions on Midwest and by estimating the relative proportions of awards to be redeemed by class of service. The estimation of the fair value of each award mile requires the use of several significant assumptions for which significant management judgment is required. For example, management must estimate how many miles are projected to be redeemed on Midwest versus on other airline partners. Since the equivalent ticket value on miles redeemed on Midwest and on other carriers can vary greatly, this assumption can materially affect the calculation of the weighted-average ticket value from period to period.

Management must also estimate the expected redemption patterns of Midwest customers who have a number of different award choices when redeeming their miles, each of which can have materially different estimated fair values. Such choices include different classes of service and award levels. Customer redemption patterns may also be influenced by program changes, which occur from time to time, introducing new award choices or making material changes to terms of existing award choices. Management must often estimate the probable impact of such program changes on future customer behavior, which requires the use of significant judgment. Management uses historical customer redemption patterns as the best single indicator of future redemption behavior in making its estimates, but changes in customer mileage redemption behavior patterns, which are not consistent with historical behavior can result in historical changes to deferred revenue balances and to recognized revenue.

The Company measures its deferred revenue obligation using all awarded and outstanding miles, regardless of whether or not the customer has accumulated enough miles to redeem an award. Eventually these customers will accumulate enough miles to redeem awards, or their account will deactivate after a period of inactivity.

Current and future changes to program rules and program redemption opportunities, may result in material changes to the deferred revenue balance as well as recognized revenue from the program.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Our earnings can be affected by changes in interest rates due to amount of cash and securities held. At September 30, 2009 and December 31, 2008 all of our long-term debt was fixed rate debt.  However, we believe we could fund any interest rate increases on additional variable rate long-term debt with the increased amounts of interest income.

Item 4: Controls and Procedures

The Company maintains “disclosure controls and procedures”, as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting except for the change discussed under “Change in Internal Control over Financial Reporting,” below.

Change in Internal Control over Financial Reporting

            On July 31, 2009, and on October 1, 2009,  we completed our acquisitions of Midwest and Frontier, respectively.  We are currently integrating policies, processes, people, technology and operations for the combined companies. Management will continue to evaluate our internal control over financial reporting as we execute our integration activities.

Part II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “10-K”) which could materially affect our business, financial condition or future results. The risks described in our 10-K and 10-Q are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The ability to realize fully the anticipated benefits of our acquisition of Midwest and Frontier may depend on the successful integration of the businesses of Republic, Midwest, and Frontier.

Our acquisition of Midwest and Frontier involved the combination of three companies which operated as independent private and public companies prior to the acquisitions. We are devoting significant attention and resources to integrating our business practices and operations in order to achieve the benefits of the acquisitions, including expected synergies. If we are unable to integrate our business practices and operations in a manner that allows us to achieve the anticipated revenue and cost synergies, or if achievement of such synergies takes longer or costs more than expected, the anticipated benefits of the acquisitions may not be realized fully or may take longer to realize than expected.  In addition, it is possible that the integration process could result in the loss of key employees, diversion of management’s attention, the disruption or interruption of, or the loss of momentum in our ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers and employees or our ability to achieve the anticipated benefits of the acquisitions, or could reduce our earnings or otherwise adversely affect our business and financial results.

We currently depend on Embraer to support our fleet of regional jet aircraft and on Airbus to support our branded passenger service jets.

We rely on Embraer as the manufacturer of substantially all of our regional jets and on Airbus as the manufacturer of our branded passenger service jets.  Our risks in relying primarily on a single manufacturer include:

•	the possibility that either manufacturer could refuse, or may not be financially able, to perform its obligations under the purchase agreement for the delivery of the aircraft;

•	a fire, strike or other event could occur that affects either of their ability to completely or timely fulfill its contractual obligations;

•	the failure or inability of either of them to provide sufficient parts or related support services on a timely basis;

•	the interruption of fleet service as a result of unscheduled or unanticipated maintenance requirements for these aircraft;

•	the issuance of FAA directives restricting or prohibiting the use of Embraer or Airbus aircraft or requiring time-consuming inspections and maintenance; and

•	the adverse public perception of a manufacturer as a result of an accident or other adverse publicity.

Further, E170 and E175 aircraft began operating in the commercial airline market in February 2004 and July 2005, respectively.  As relatively new products, these aircraft have been, and may continue to be, subject to unforeseen manufacturing and/or reliability issues.

Our operations could be materially adversely affected by the failure or inability of Embraer, Airbus or any key component manufacturers to provide sufficient parts or related support services on a timely basis or by an interruption of fleet service as a result of unscheduled or unanticipated maintenance requirements for our aircraft.

We are vulnerable to increases in aircraft fuel costs.

Although, under our code-share agreements, we are reimbursed for the cost of fuel by our Partners, high oil prices have had a significant adverse impact on Midwest’s and Frontier’s results of operations over the past three fiscal years.  We cannot predict the future cost and availability of fuel, or the impact of disruptions in oil supplies or refinery productivity based on natural disasters, which would affect our ability to compete.  The unavailability of adequate fuel supplies could have an adverse effect on our Midwest and Frontier operations.  In addition, larger airlines may have a competitive advantage because they pay lower prices for fuel, and other airlines, such as Southwest Airlines, may have substantial fuel hedges that give them a competitive advantage.  Because fuel costs are now a significant portion of our operating costs, substantial changes in fuel costs can materially affect our operating results.  Fuel prices continue to be susceptible to, among other factors, speculative trading in the commodities market, political unrest in various parts of the world, Organization of Petroleum Exporting Countries policy, the rapid growth of economies in China and India, the levels of inventory carried by the oil companies, the amounts of reserves built by governments, refining capacity, and weather.  These and other factors that impact the global supply and demand for aircraft fuel may affect our financial performance due to its high sensitivity to fuel prices.

Since the acquisitions of Midwest and Frontier, fuel has become a major component of our operating expenses, accounting for 11.5% of our total operating expenses for the nine months ended September 30, 2009, on a pro forma basis.  Our ability to pass on increased fuel costs has been and may continue to be limited by economic and competitive conditions.

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

The credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business and our financial condition. For example, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

The global economic recession has resulted in weaker demand for air travel and may create challenges for us that could have a material adverse effect on our business and results of operations.

As the effects of the global economic recession have been felt in our domestic markets, we are experiencing significantly weaker demand for air travel.  Global economic conditions in 2009 are substantially reducing U.S. airline industry revenues in 2009 compared to 2008.  Demand for air travel could remain weak or even continue to fall if the global economic recession continues for an extended period.  The weakness in the United States and international economies is having a significant negative impact on our results of operations and could continue to have a significant negative impact on our future results of operations.

Our branded business depends heavily on the Denver and Milwaukee market to be successful.

With the branded business, the business strategy has focused on adding flights to and from the Milwaukee and Denver base of operations.  A reduction in our share of the Milwaukee or Denver market, increased competition, or reduced passenger traffic to or from Milwaukee and Denver could have an adverse effect on our financial condition and results of the branded operations. In addition, our dependence on a hub system operating out of MKE and DIA makes us more susceptible to adverse weather conditions and other traffic delays in the region than some of our competitors that may be better able to spread these traffic risks over larger route networks.

Customer loyalty may be affected due to diminishing product differentiation.

The Company’s branded business strategy includes a premium travel experience at competitive fares. The Company seeks to differentiate itself through better customer service throughout the customer’s travel experience. Due to the current state of the airline industry in general, and the Company’s current state, it has been forced to reduce or suspend some of the amenities that helped it originally achieve differentiation. Any loss of customers due to diminishing product differentiation could harm business.

Midwest and Frontier depend heavily on the Milwaukee and Denver markets to be successful.

Our business strategy for Midwest and Frontier is focused on adding flights to and from our Milwaukee and Denver bases of operations.  A reduction in our share of either market, increased competition, or reduced passenger traffic to or from Milwaukee or Denver could have an adverse effect on our financial condition and results of operations.  In addition, our dependence on a hub system operating out of DIA makes us more susceptible to adverse weather conditions and other traffic delays in the Rocky Mountain region than some of our competitors that may be better able to spread these traffic risks over larger route networks.

We face intense competition at DIA and MKE.

The airline industry is highly competitive.  We compete with United and Southwest in our hub in Denver and AirTran in our hub in Milwaukee. Fare wars, predatory pricing, ‘‘capacity dumping,’’ in which a competitor places additional aircraft on selected routes, and other competitive activities could adversely affect us.  The future activities of United, Southwest, AirTran and other carriers may have a material adverse effect on our revenue and results of operations.

We experience high costs at DIA, which may impact our results of operations.

Our largest hub of flight operations is DIA where we experience high costs.  Financed through revenue bonds, DIA depends on landing fees, gate rentals, income from airlines and the traveling public, and other fees to generate income to service its debt and to support its operations.  Our cost of operations at DIA will vary as traffic increases or diminishes at the airport or as significant improvement projects are undertaken by the airport.  We believe that our operating costs at DIA substantially exceed those that other airlines incur at most hub airports in other cities, which decreases our ability to compete with other airlines with lower costs at their hub airports.

The lack of marketing alliances could harm our business.

Many mainline airlines have marketing alliances with other airlines, under which they market and advertise their status as marketing alliance partners.  Among other things, they share the use of two-letter flight designator codes to identify their flights and fares in the computerized reservation systems and permit reciprocity in their frequent flyer programs.  Midwest and Frontier do not have an extensive network of marketing partners.  The lack of marketing alliances puts us at a competitive disadvantage to global network carriers, whose ability to attract passengers through more widespread alliances, particularly on international routes, may adversely affect our passenger traffic and our results of operations.

Our landing fees may increase because of local noise abatement procedures and due to reduced capacity in the industry.

As a result of litigation and pressure from residents in the areas surrounding airports, airport operators have taken actions over the years to reduce aircraft noise.  These actions have included regulations requiring aircraft to meet prescribed decibel limits by designated dates, curfews during nighttime hours, restrictions on frequency of aircraft operations, and various operational procedures for noise abatement.  The Airport Noise and Capacity Act of 1990 recognized the right of airport operators with special noise problems to implement local noise abatement procedures as long as the procedures do not interfere unreasonably with the interstate and foreign commerce of the national air transportation system.  Although we are reimbursed by our Partners for landing fees, compliance with local noise abatement procedures may lead to increased landing fees for Midwest and Frontier.

An agreement between the City and County of Denver and another county adjacent to Denver specifies maximum aircraft noise levels at designated monitoring points in the vicinity of DIA with significant amounts payable by the city to the other county for each substantiated noise violation under the agreement.  DIA has incurred these payment obligations and likely will incur such obligations in the future, which it will pass on to us and other air carriers serving DIA by increasing landing fees.  Additionally, noise regulations could be enacted in the future that would increase our expenses and could have a material adverse effect on our operations.

In addition, the recent capacity reductions by all airlines have forced some airport authorities to increase lease rates and landing fees to adjust for lower volume.

Our maintenance expenses may be higher than we anticipate and will increase as our fleet ages.

We bear the cost of all routine and major maintenance on our owned and leased aircraft.  Maintenance expenses comprise a significant portion of our operating expenses.  In addition, we are required periodically to take aircraft out of service for heavy maintenance checks, which can increase costs and reduce revenue.  We also may be required to comply with regulations and airworthiness directives the FAA issues, the cost of which our aircraft lessors may only partially assume depending upon the magnitude of the expense.  Although we believe that our owned and leased aircraft are currently in compliance with all FAA issued airworthiness directives, additional airworthiness directives likely will be required in the future, necessitating additional expense.

We have incurred lower maintenance expenses because most of the parts on our aircraft are under multi-year warranties.  Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and these warranties expire.

We rely heavily on automated systems and technology to operate our Midwest and Frontier business and any failure of these systems could harm our business.

We are increasingly dependent on automated systems, information technology personnel and technology to operate our Midwest and Frontier business, enhance customer service and achieve low operating costs, including our computerized airline reservation system, telecommunication systems, website, check-in kiosks and in-flight entertainment systems.  Substantial or repeated system failures to any of the above systems could reduce the attractiveness of our services and could result in our customers purchasing tickets from another airline.  Any disruptions in these systems or loss of key personnel could result in the loss of important data, increase our expenses and generally harm our business.  In addition, we have experienced an increase in customers booking flights on our airline through third-party websites, which has increased our distribution costs.  If any of these third-party websites experiences system failure or discontinues listing our flights on its systems, our bookings and revenue may be adversely impacted.

We implement improvements to our website and reservations system from time to time.  Implementation of changes to these systems may cause operational and financial disruptions if we experience transition or system cutover issues, if the new systems do not perform as we expect them to, or if vendors do not deliver systems upgrades or other components on a timely basis.  Any such disruptions may have the effect of discouraging some travelers from purchasing tickets from us and increasing our reservations staffing.

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

The Company’s results of operations fluctuate due to seasonality and other factors associated with the airline industry.

Due to greater demand for air travel during the summer months, revenues in the airline industry in the second and third quarters of the year are generally stronger than revenues in the first and fourth quarters of the year.  The Company’s results of operations generally reflect this seasonality, but have also been impacted by numerous other factors that are not necessarily seasonal including, among others, the imposition of excise and similar taxes, extreme or severe weather, air traffic control congestion, changes in the competitive environment due to industry consolidation and other factors and general economic conditions.  As a result, the Company’s quarterly operating results are not necessarily indicative of operating results for an entire year and historical operating results in a quarterly or annual period are not necessarily indicative of future operating results.

Our acquisition of Midwest and Frontier affects the comparability of our historical financial results.

On July 31, 2009, the Company acquired Midwest and on October 1, 2009 the Company completed its acquisition of Frontier upon its emergence from bankruptcy.  While our financial results for the three and nine months ended September 30, 2009 include the results of Midwest, the results for the three and nine months ended September 30, 2008 and all prior periods do not.  This complicates your ability to compare our results of operations and financial condition for periods that include Midwest’s results with periods that do not.

Item 6.

                    Exhibits

(a)	Exhibits

10.1
Second Amended and Restated Investment Agreement dated August 13, 2009 by and among Frontier Airlines Holdings, Inc. (“Holdings”) and Holdings Subsidiaries, Frontier Airlines, Inc. and Lynx Aviation, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K filed with the SEC on August 18, 2009).

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

31.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

32.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: November 9, 2009	By: /s/ Bryan K. Bedford
Name: Bryan K. Bedford
Title: Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated: November 9, 2009	By: /s/ Robert H. Cooper
Name: Robert H. Cooper
Title: Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)