Form 10-K
period 2009-12-31
REPUBLIC AIRWAYS HOLDINGS INC
filed 2010-03-16
CIK 1159154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM ______________ TO _____________

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes   ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of ”large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price of the Common Stock on the NASDAQ National Market System (now the NASDAQ Global Market System) on June 30, 2009 was approximately $223,128,000.

Indicate the number of shares outstanding of the registrant’s Common Stock as of the latest practicable date: As of March 15, 2010, 34,598,683 shares of common stock were outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

	Part I

Item 1.	Business	4
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	25
Item 2.	Properties	26
Item 3.	Legal Proceedings	27
Item 4.	[Reserved]	27

	Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases Of Equity Securities	28
Item 6.	Selected Financial Data	30
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 8.	Financial Statements and Supplementary Data	48
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	81
Item 9A.	Controls and Procedures	81
Item 9B.	Other Information	82
	Part III

Item 10.	Directors, Executive Officers and Corporate Governance	83
Item 11.	Executive Compensation	83
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	83
Item 13.	Certain Relationships and Related Transactions, and Director Independence	83
Item 14.	Principal Accounting Fees and Services	83

	Part IV

Item 15.	Exhibits, Financial Statements Schedules	84
Signatures		94

EX-10.64	Employment Agreement by and between Republic Airways Holdings Inc. and Sean Menke, dated as of October 2, 2009
EX-23.1	Consent of Independent Registered Public Accounting Firm
EX-31.1	Certification of Chief Executive Officer
EX-31.2	Certification of Chief Financial Officer
EX-32.1	Certification of Chief Executive Officer
EX-32.2	Certification of Chief Financial Officer

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

PART I

ITEM 1. BUSINESS

General

Overview

We are a Delaware holding company organized in 1996 that offers scheduled passenger services through our wholly-owned operating subsidiaries:  Chautauqua Airlines, Inc., (“Chautauqua Airlines”), Shuttle America Corporation (“Shuttle America”), Republic Airline Inc. (“Republic Airline”), Frontier Airlines, Inc., and Lynx Airlines, Inc. (“Lynx”).  The Company acquired Midwest Air Group, Inc. (“Midwest”) and Frontier Airlines Holdings, Inc. (“Frontier”) on July 31, 2009 and October 1, 2009, respectively.  On November 3, 2009, Midwest Airlines, Inc. ceased to exist as an actual operating airline and we allowed its Department of Transportation (“DOT”) air carrier operating certificate to lapse.  Midwest’s branding, livery and route structure are all operated by our other operating subsidiaries.  We plan to fully integrate the operations of Midwest and Frontier as promptly as is feasible, which we anticipate will be substantially completed by the end of 2010.  Unless the context indicates otherwise, the terms “the Company,” “we,” “us,” or “our,” refer to Republic Airways Holdings Inc. and our subsidiaries.

As of December 31, 2009, our operating subsidiaries offered scheduled passenger service on approximately 1,600 flights daily to 121 cities in 44 states, Canada, Mexico, and Costa Rica under branded operations as Frontier and Midwest, and through fixed-fee code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), Continental Airlines, Inc. (“Continental”), Delta Air Lines, Inc. (“Delta”),  United Air Lines, Inc. (“United”), and US Airways, Inc. (“US Airways”) (collectively referred to as our “Partners”). Currently, we provide our Partners with fixed-fee regional airline services, operating as AmericanConnection, Continental Express, Delta Connection, United Express, or US Airways Express, including service out of their hubs and focus cities.

The following table outlines the type of aircraft our subsidiaries operate and their respective operations within our business units as of December 31, 2009:

Operating	Aircraft	Branded Operations	Fixed-Fee Code-Share Agreement Partners					Other	Number of
Subsidiaries	Size	Frontier / Midwest	American	Continental	Delta	United	US Airways	Unallocated	Aircraft
Chautauqua Airlines	37 to 50	6	15	22	24	7	9	4	87
Shuttle America	70 to 76	—	—	—	16	38	—	2	56
Republic Airline	70 to 99	27	—	—	—	—	58	—	85
Frontier	120 to 162	51	—	—	—	—	—	—	51
Lynx	74	11	—	—	—	—	—	—	11
Total number of operating aircraft		95	15	22	40	45	67	6	290

We have long-term, fixed-fee regional jet code-share agreements with each of our Partners that are subject to our maintaining specified performance levels. Pursuant to these fixed-fee agreements, which provide for minimum aircraft utilization at fixed rates, we are authorized to use our Partners' two-character flight designation codes to identify our flights and fares in our Partners' computer reservation systems, to paint our aircraft in the style of our Partners, to use their service marks and to market ourselves as a carrier for our Partners. Our fixed-fee agreements have historically limited our exposure to fluctuations in fuel prices, fare competition and passenger volumes. Our development of relationships with multiple major airlines has enabled us to reduce our dependence on any single airline, allocate our overhead more efficiently among our Partners and reduce the cost of our services to our Partners.

Midwest has a regional focus in Milwaukee and Kansas City, and Frontier has a regional focus in Denver.  Our branded operations expose us to changes in passenger demand, fare competition and fluctuations in fuel prices.  Midwest is the largest carrier in Milwaukee, and Frontier is the second largest carrier in Denver.  Each brand has a significant base of frequent flyer members and strong support in their local communities.

Since acquiring the branded carriers, we have rebuilt the Milwaukee network to reconnect Midwest passengers to the west coast and Florida destinations and we have expanded operations in Denver now offering select point to point flying on Frontier Airlines.  In 2010, we will work to further integrate the two branded operations, which will allow for similar passenger experiences and lower the costs of our branded flying.

During 2009, our operational fleet increased from 221 to 290 aircraft.  The acquisition of Frontier added 62 aircraft that are operated by Frontier and Lynx.  Additionally, during 2009, we took delivery of 11 E190 aircraft, which have been placed into branded service, three E175 aircraft, which were placed into service with Delta and six E135 aircraft which were placed into branded service.  We also returned 10 CRJ-200 aircraft to the lessor and subleased three E145 aircraft offshore.  As of December 31, 2009, our operational fleet was comprised of 51 Airbus aircraft ranging from 120 to 162 seats, 141 EJet aircraft ranging from 70-99 seats, 11 Q400 aircraft with 74 seats, 80 Embraer aircraft ranging from 37 to 50 seats, and seven CRJ-200 aircraft with 50 seats.

In order to simplify our fleet and reduce expenses, we expect to remove our Q400 and CRJ-200 fleets in 2010. The remaining seven CRJ-200 aircraft will be removed from service for Continental and returned to the lessor by April 2010 and we expect to reduce the operations on the Q400 aircraft in April 2010 and eliminate all Q400 flying by September 2010.

 Markets and Routes

Markets

As of December 31, 2009, we offered scheduled passenger service on approximately 1,600 flights daily to 121 cities in 44 states, Canada, Mexico, and Costa Rica.

Fixed-fee Routes

Our Partners determine the routes that we operate for them, which are subject to certain parameters in our agreements.  The following table illustrates the flying done for each Partner as of December 31, 2009:

Partner	Hub and Focus Cities
American	St. Louis, MO (we expect operation to transfer to Chicago, IL in 2010)
Continental	Houston, TX (we expect operation to close in 2010) and Cleveland, OH
Delta	Atlanta, GA, Cincinnati, OH, and New York, NY
United	Chicago, IL, Denver, CO, and Washington D.C.
US Airways	Charlotte, NC, New York, NY, Philadelphia, PA, and Washington D.C.

Branded Routes

The following illustrates the routes we flew for our branded operations as of December 31, 2009:

Maintenance of Aircraft and Training

Using a combination of Federal Aviation Administration (“FAA”) certified maintenance vendors and our own personnel and facilities; we maintain our aircraft on a scheduled and "as-needed" basis. We emphasize preventive maintenance and inspect our aircraft engines and airframes as required.

We have maintenance agreements for engines, auxiliary power units (“APU”) and other airframe components for our CRJ-200 aircraft, that cover the aircraft during the short-term leases, all of which expire by March 2010.  For our E140/145 aircraft, we have agreements to maintain the engines, APUs, avionics and wheels and brakes through October 2012, June 2013, December 2014 and June 2014, respectively.  For our E170/175 aircraft, we have agreements to maintain the avionics, wheels and brakes, APUs and engines through December 2014, February 2017, July 2019 and December 2014, respectively. Under these agreements, we are charged for covered services based on a fixed rate for each flight hour or flight cycle accumulated by the engines or airframes in our service during each month. The rates are subject to annual revisions, generally based on certain Bureau of Labor Statistics' labor and material indices.  We believe these agreements, coupled with our ongoing maintenance program, reduce the likelihood of unexpected levels of engine, APU, avionics and wheels and brakes maintenance expense during their term.

While we do not have long term maintenance agreements for our Airbus and Q400 fleets, we have made significant deposits with the aircraft lessors for future maintenance events which will reduce our future cash requirements.  As of December 31, 2009, we had maintenance deposits of $143.9 million.

We perform our heavy and routine maintenance projects at our facilities in Columbus, Denver, Indianapolis, Louisville, Milwaukee, Pittsburgh and St. Louis, and we perform routine maintenance services from select line maintenance stations.

All mechanics and avionics specialists employed by us have appropriate training and experience and hold required licenses issued by the FAA. We provide periodic in-house and outside training for our maintenance and flight personnel and also take advantage of manufacturers’ training programs that are offered when acquiring new aircraft.

We have agreements with Flight Safety International to provide for aircraft simulator training for our pilots. We have no current plans to acquire our own simulator in the near term and believe that Flight Safety or other third party vendors will be able to provide us with adequate and cost effective flight simulator training to provide training for our pilots.

Employees

As of December 31, 2009, we employed approximately 10,340 full-time equivalent employees. The following is a table of our principal collective bargaining agreements and their respective amendable dates as of December 31, 2009:

Employee Group	Number of Full- Time Equivalent Employees	Representing Union	Amendable Date

Pilots	1,849	International Brotherhood of Teamsters Airline Division Local 747	Oct-07
	640	Frontier Airline Pilots Association ("FAPA")	Mar-12
	125	United Transportation Union (Lynx)	*

Flight Attendants	1,474	International Brotherhood of Teamsters Airline Division Local 210	Sep-09
	114	Association of Flight Attendants - CWA ("AFA-CWA")	*

Mechanics and tool room attendants	274	Teamsters Airline Division	Oct-11
Groomers and cleaners	87	Teamsters Airline Division	Sep-15
Dispatchers	82	Transport Workers Union of America Local 540	Jun-12
	14	Transport Workers Union	Sep-12

Material Specialists	18	International Brotherhood of Teamsters	Oct-11

* Currently in negotiations

As of December 31, 2009, we had approximately 1,340 maintenance technicians and other maintenance related personnel, approximately 2,300 customer service personnel, and approximately 2,020 administration and support personnel, who are not currently represented by any union.  Because of the high level of unionization among our employees, we are subject to risks of work interruption or stoppage and/or the incurrence of additional expenses associated with union representation of our employees.  We have never experienced any work stoppages or other job actions and generally consider our relationship with our employees to be good.  The union contract for our pilots, except Frontier’s pilots and our flight attendants, is currently amendable.

Executive Officers of the Company

The following table sets forth information regarding our current executive officers, directors and key employees as of December 31, 2009:

Name	Age	Position
Bryan K. Bedford	48	Chairman of the Board, President and Chief Executive Officer
Robert H. Cooper	50	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Wayne C. Heller	51	Executive Vice President, Chief Operating Officer
Sean E. Menke	41	Executive Vice President, Chief Marketing Officer
Lawrence J. Cohen	54	Director
Douglas J. Lambert	52	Director
Mark L. Plaumann	54	Director
Richard P. Schifter	57	Director
Neal S. Cohen	49	Director
David N. Siegel	48	Director

Bryan K. Bedford joined us in July 1999 as our President and Chief Executive Officer and a member of our board of directors and became chairman of the board in August 2001. From July 1995 through July 1999, Mr. Bedford was the president and chief executive officer and a director of Mesaba Holdings, Inc., a publicly-owned regional airline. He has over 21 years of experience in the regional airline industry, and was named regional airline executive of the year in 1998 by Commuter and Regional Airline News and again in 2005 by Regional Airline World magazine. Mr. Bedford is a licensed pilot and a certified public accountant. He also served as the 1998 Chairman of the Regional Airline Association (RAA), and remains on the Board of Directors of the RAA.

Robert H. Cooper joined us in August 1999 as Vice President and Chief Financial Officer. In February 2002, he became executive vice president, chief financial officer, treasurer and secretary and assumed responsibility for all purchasing and material control. He was previously employed with Mesaba Holdings, Inc. from September 1995 through August 1999 as its vice president, chief financial officer and treasurer. Mr. Cooper is a certified public accountant. He has over 16 years experience in the regional airline industry. He has responsibility for financial accounting, treasury, public reporting, investor relations, human resources, information technology, purchasing and material control.

Wayne C. Heller joined us in August 1999 as Vice President—Flight Operations with responsibility for flight crew supervision, system control, flight safety and flight quality standards. In February 2002, he became Executive Vice President and Chief Operating Officer of Chautauqua, and assumed responsibility for all aircraft maintenance, records and engineering. From April 1996 until August 1999 he was employed by Mesaba Airlines, Inc., as its Director of System Operations Control. He is a licensed pilot and a licensed dispatcher and has over 28 years of regional airline experience in operations.

Sean E. Menke joined us in October 2009 as Executive Vice President and Chief Marketing Officer.  Previously, he served as Frontier’s President and Chief Executive Officer since September 2007.  Mr. Menke was the Executive Vice President - Commercial Strategy for Air Canada from May 2007 to August 2007, and was Executive Vice President and Chief Commercial Officer for Air Canada from July 2005 to May 2007.  Mr. Menke has over 16 years of aviation experience, including serving as Frontier’s Senior Vice President - Chief Operating Officer from July 2004 to July 2005, Senior Vice President - Marketing from November 2003 to June 2004, and Vice-President - Marketing and Planning from June 2000 to November 2003.  Mr. Menke held various positions with United Airlines, America West Airlines, and Western Pacific Airlines before his prior tenure at Frontier Airlines.  In January 2010, Mr. Menke resigned from the organization. He will remain in his position through April 2010.

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

Richard P. Schifter has been a director since July 2009.  He has been a partner at TPG Capital (formerly Texas Pacific Group) since 1994. Prior to joining TPG, Mr. Schifter was a partner at the law firm of Arnold & Porter in Washington, D.C., where he specialized in bankruptcy law and corporate restructuring and represented Air Partners in connection with the acquisition of Continental Airlines in 1993.  Mr. Schifter joined Arnold & Porter in 1979 and was a partner from 1986 through 1994.  Mr. Schifter also served on the Boards of Directors of Ryanair, PLC from 1996 through 2003, America West Holdings from 1994 to 2005, US Airways Group from 2005 to 2006 and Midwest Airlines from 2007 to 2009.

Neal S. Cohen has been a director since October 2009.  He is president and chief operating officer for Laureate Education, Inc. Previously, Mr. Cohen was executive vice president for international strategy and chief executive officer for regional airlines at Northwest Airlines.  In addition, Mr. Cohen had served as executive vice president and chief financial officer at Northwest Airlines. Prior to his tenure with Northwest Airlines, Mr. Cohen was executive vice president and chief financial officer for US Airways. Mr. Cohen has served as chief financial officer for various service and financial organizations as well as Sylvan Learning, the predecessor company of Laureate Education, Inc.

David N. Siegel has been a director since October 2009.  Mr. Siegel has commercial aviation experience spanning more than two decades including serving as the president and chief executive officer of US Airways and in senior executive roles at Northwest Airlines and Continental Airlines.  Most recently, Mr. Siegel was chairman and chief executive officer of Gate Gourmet Group, Inc., the world’s largest independent airline catering, hospitality and logistics company. Prior to Gate Gourmet Group, Mr. Siegel served as president, chief executive and member of the board of US Airways Group, Inc., and US Airways, Inc., the airline operating unit.  Prior to joining US Airways, Mr. Siegel was chairman and chief executive officer of Avis Rent A Car System, Inc., a subsidiary of Cendant Corp.  Mr. Siegel’s extensive experience in the airline industry includes seven years at Continental Airlines in various senior management roles, including president of its Continental Express subsidiary.

Business Strategy

Our vision is to provide safe, clean, reliable and cost efficient service with highly engaged and motivated employees.  We are focused on continuing to provide high quality performance as a fixed-fee operator with low-costs and a diverse number of partners.  We are committed to improving our cost structure on all branded operations to compete and win in competitive markets and utilize our fleet flexibility to optimize our network connectivity and revenues.  We believe the diversity in our operations provide us a platform for long-term sustainability, profitability, and growth.

Branded Operations

Our recent acquisitions of Midwest and Frontier provide us with route networks that are complimentary and present the opportunity to expand both networks beyond their historic capabilities.  The Midwest brand has earned its reputation as “The best care in the air®” by providing travelers with impeccable service and onboard amenities at competitive fares. Our commitment to offering personal, attentive service both on the ground and in the air has earned Midwest national and international recognition from frequent travelers and the airline industry, including Condé Nast Traveler, Travel+Leisure and the Zagat Airline Survey.  Frontier has created a widely recognized brand that distinguishes itself as a safe, reliable, low-fare airline focused on customer service and providing a high quality travel experience.  On our Frontier branded flights we offer our customers a differentiated product, with new Airbus and Embraer aircraft, comfortable passenger cabins that we configure with one class of seating, ample leg room, affordable pricing, and in-seat LiveTV with 24 channels of live television entertainment and three additional channels of current-run pay-per-view movies on most of our routes  We have implemented a full code-share between Midwest and Frontier providing a wider choice of travel destinations and additional flight options and connection possibilities, and our frequent flyer partnership allows members of the Midwest Miles and Frontier Early Rewards programs to earn and redeem miles on either airline.  Our frequent flyer programs have minimal overlap and we now have access to more than 2.7 million frequent flyers.

We plan to fully integrate the operations of Midwest and Frontier as promptly as is feasible, which we anticipate will be substantially completed by the end of 2010.  In addition, we are focused on harmonizing the best aspects of the Midwest and Frontier brands, which we believe will leverage our collective advantages and provide our customers with consistent product offerings, on-board experiences, and customer-facing touch points.

Fixed-Fee Operations

Code-Share Agreements

Through our subsidiaries, we have entered into code-share agreements with US Airways, American, Delta, United and Continental that authorize us to use their two-character flight designator codes ("US," "AA," "DL," "UA" and "CO") to identify our flights and fares in their computer reservation systems, to paint our aircraft with their colors and/or logos, to use their service marks and to market and advertise our status as US Airways Express, AmericanConnection, Delta Connection, United Express or Continental Express, respectively. Under the code-share agreements between our subsidiaries and each of US Airways, American, Delta, United and Continental, we are compensated on a fixed-fee basis on all of our US Airways Express, AmericanConnection, Delta Connection, United Express and Continental Express flights. In addition, under our code-share agreements, our passengers participate in frequent flyer programs of the Partners, and the Partners provide additional services such as reservations, ticket issuance, ground support services, commuter slot rights and airport facilities.

US Airways Code-Share Agreements

Under our fixed-fee Jet Services Agreements with US Airways, we operated, as of December 31, 2009, 9 E145 aircraft, 20 E170 aircraft and 38 E175 aircraft. As of December 31, 2009, we were providing 418 flights per day as US Airways Express.

In exchange for providing the designated number of flights and performing our other obligations under the code-share agreements, we receive compensation from US Airways three times each month in consideration for the services provided under the code-share agreements. We receive an additional amount per available seat mile flown and may also receive incentives or pay penalties based upon our performance, including fleet launch performance, on-time departure performance and completion percentage rates. In addition, certain operating costs are considered "pass through" costs whereby US Airways has agreed to reimburse us the actual amount of costs we incur for these items. Landing fees, passenger catering, passenger liability insurance and aircraft property tax costs are pass through costs and included in our fixed-fee services revenue. US Airways provides fuel directly for all of our US Airways operations.

The code-share agreement for the E145 aircraft terminates in July 2014.  The code-share agreement for the E170/175 aircraft terminates in September 2015 with respect to the 20 E170 aircraft and eight of the E175 aircraft.   The remaining 30 E175 aircraft terminate 12 years from each aircraft’s in-service date and therefore would terminate from February 2019 to July 2020. US Airways may terminate the code-share agreements at any time for cause upon not less than 90 days notice and subject to our right to cure under certain conditions.

Pursuant to a licensing agreement, we assigned 113 commuter slots at Ronald Reagan Washington National (DCA) Airport and 24 commuter slots at New York-LaGuardia (LGA) Airport to US Airways and these commuter slots are being operated by US Airways and US Airways Express carriers. Prior to the expiration of this agreement, US Airways has the right to repurchase all, but not less than all, of the DCA commuter slots at a predetermined price. The licensing agreement between us and US Airways for the LGA commuter slots expired on December 31, 2006, but we maintain a security interest in the LGA slots if US Airways fails to perform under the current licensing agreement.

The American Code-Share Agreement

As of December 31, 2009, we operated 13 E140 aircraft for American under a fixed-fee code-share agreement and provided 82 flights per day as AmericanConnection.

On October 23, 2008, we amended the code-share agreement to remove two E140 aircraft from service on June 1, 2009.  American reimburses us for the monthly rental fees unless the removed aircraft are sold, subleased or otherwise transferred as long as we are using commercially reasonable efforts to dispose of the removed aircraft. The amendment also provided for a two year extension on American's early termination option so that American may not early terminate the agreement prior to March 2012, and a rate reduction which became effective on April 1, 2009.

Under the code-share agreement, American retains all passenger, certain cargo and other revenues associated with each flight, and is responsible for all revenue-related expenses. We share revenue with American for certain cargo shipments. Additionally, certain operating costs are considered "pass through" costs and American has agreed to reimburse us the actual amount of costs we incur for these items. Fuel, landing fees, hull and liability insurance and aircraft property tax costs are pass through costs and included in our fixed-fee services revenue. Beginning in May 2009 we did not record fuel expense and the related revenue for the American operations.  Aircraft lease payments are also considered a pass through cost, but are limited to a specified amount.

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

The term of the American code-share agreement continues until February 1, 2013. However, American may terminate the code-share agreement without cause upon 180 days notice, provided that such notice may not be given prior to September 30, 2011. If American terminates the code-share agreement without cause, we have the right to put the leases of the aircraft, or to sell the aircraft to American to the extent owned by us, used under the code-share agreement to American. The agreement may be subject to termination for cause prior to that date under various circumstances.

The Delta Code-Share Agreements

As of December 31, 2009, we operated 24 E145 aircraft and 16 E175 aircraft for Delta under fixed-fee code-share agreements.  As of December 31, 2009, we provided 213 flights per day as Delta Connection.

The code-share agreements for the E145 and E175 aircraft terminate in May 2016 and January 2019, respectively, subject to certain extension rights. Delta may terminate the code-share agreements at any time, with or without cause, if it provides us 180 days written notice, provided that such notice shall not be given prior to November 2009 for the E145 regional jet code-share agreement and July 2015 for the E170 regional jet code-share agreement. With the respect to the E145 agreement, if Delta chooses to terminate any aircraft early, it may not reduce the number of aircraft in service to less than 12 during the 12-month period following the 180 day initial notice period unless it completely terminates the code-share agreement. We refer to this as Delta's partial termination right.

If Delta exercises this right under either agreement or if we terminate either agreement for cause, we have the right to require Delta either to purchase, sublease or assume the lease of aircraft leased by us with respect to any of the aircraft we previously operated for Delta under that agreement.  As of December 31, 2009, the Company estimates a payment of $184.0 million would be required from Delta should they exercise the early termination provision.  If we choose not to exercise our put right, or if Delta terminates either agreement for cause, they may require us to sell or sublease to them or Delta may assume the lease of aircraft leased by us with respect to any of the aircraft we previously operated for it under that agreement.

Certain of our operating costs are considered "pass through" costs, whereby Delta has agreed to reimburse us the actual amount of costs we incur for these items. Fuel, engine maintenance expenses, landing fees, passenger liability insurance, hull insurance, war risk insurance, de-icing costs, and aircraft property taxes are some of the pass through costs included in our fixed-fee services revenue. Beginning in June 2009 we did not record fuel expense and the related revenue for the Delta operations. Aircraft rent/ownership expenses are also considered a pass through cost, but the reimbursement is limited to specified amounts for certain aircraft.

The agreements may be subject to immediate or early termination under various circumstances.

The United Code-Share Agreements

As of December 31, 2009, we operated seven E145 aircraft and 38 E170 aircraft and provided 252 flights per day as United Express.  Five E170 aircraft were placed into service during 2009.  The seven E145 aircraft were removed from service in early January 2010.  Two of the aircraft are being returned to the lessor and the remaining five have been placed into our branded operations.

The fixed rates that we receive from United under the code-share agreements are annually adjusted in accordance with an agreed escalation formula. Additionally, certain of our operating costs are considered "pass through" costs whereby United has agreed to reimburse us the actual amount of costs we incur for these items.  Fuel and oil, landing fees, war risk insurance, liability insurance and aircraft property taxes are pass through costs and included in our fixed-fee services revenue.  United provides fuel directly in certain locations.

The E170 code-share agreement terminates on June 30, 2019.  The E145 code-share agreement was terminated effective January 2010.  United has the option of extending the E170 agreement for five years or less.  In addition, the code-share agreements may be terminated under certain conditions.

United has a call option to assume our ownership or leasehold interest in certain aircraft if we wrongfully terminate the code-share agreements or if United terminates the agreements for our breach for certain reasons.

The Continental Code-Share Agreement

As of December 31, 2009, we operated 15 E145 aircraft and seven CRJ-200 aircraft for Continental under a fixed-fee code-share agreement and provided 125 flights per day as Continental Express.  During 2009, we removed ten CRJ-200 aircraft and five E145 aircraft from the Continental agreement.  The CRJ-200 aircraft were returned to the lessor and the E145 aircraft are being subleased offshore.

The CRJ-200 aircraft are operated under the agreement on terms generally equivalent to our CRJ-200 leases that vary from two to three years.  The remaining CRJ aircraft will come out of service in the first quarter of 2010 and be returned to the lessor.  The E145 aircraft have a term of three to five years.  Under certain conditions, Continental may extend the term on the aircraft up to five additional years.

All fuel is purchased directly by Continental and is not charged back to Chautauqua Airlines.  Under the agreement, Continental purchases all capacity at predetermined rates and industry standard pass through costs.

The agreement may be subject to early termination under various circumstances.

Competition and Economic Conditions

 The airline industry is highly competitive.  Generally, the airline industry is highly sensitive to general economic conditions, in large part due to the discretionary nature of a substantial percentage of both business and pleasure travel. In the past, many airlines have reported decreased earnings or substantial losses resulting from periods of economic recession, heavy fare discounting, high fuel prices and other factors. Economic down turns combined with competitive pressures have contributed to a number of bankruptcies and liquidations among major and regional carriers and our recent acquisitions of branded carriers adds these risks to our business.

The principal competitive factors in the airline industry are fare pricing, customer service, flight schedules and aircraft types.  The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats.  We face significant competition with respect to routes, services and fares. Our domestic routes are subject to competition from carriers that provide service at low fares to destinations also served by us. In particular, we face significant competition at our hub airports in Milwaukee and Denver either directly at those airports or at the hubs of other airlines that are located in close proximity to our hubs.  Certain of our competitors are larger and have significant financial resources.  Our ability to compete effectively depends, in significant part, on our ability to maintain a cost structure that is competitive with other carriers.

The growth in the fixed fee business for regional carriers which occurred over the past decade has significantly diminished in recent times as major carriers have reduced capacity and as increased fuel prices have limited the cost efficiencies of small regional jets.  We believe future growth opportunities in the fixed-fee business will most likely come as contracts come up for renewal though competition for market share may lead to lower margins and higher risks.  If our Partners are negatively effected by economic conditions or higher fuel prices, they may file for bankruptcy or reduce the number of flights we operate in order to reduce their operating costs.

Regulatory Matters

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

Environmental Regulation

The Airport Noise and Capacity Act of 1990 (ANCA) generally recognizes the rights of airport operators with noise problems to implement local noise abatement programs so long as such programs do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. The ANCA generally requires FAA approval of local noise restrictions on Stage 3 aircraft. While we have had sufficient scheduling flexibility to accommodate local noise restrictions imposed to date, our operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.

The Environmental Protection Agency (EPA) regulates operations, including air carrier operations, which affect the quality of air in the United States. We believe the aircraft in our fleet meet all emission standards issued by the EPA. We may become subject to additional taxes or requirements to obtain permits for green house gas emissions.

Safety and Health Regulation

The Company and its third-party maintenance providers are subject to the jurisdiction of the FAA with respect to the Company’s aircraft maintenance and operations, including equipment, ground facilities, dispatch, communications, flight training personnel, and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires airlines to obtain, and the Company has obtained, operating, airworthiness, and other certificates. These certificates are subject to suspension or revocation for cause. In addition, pursuant to FAA regulations, the Company has established, and the FAA has approved, the Company’s operations specifications and a maintenance program for the Company’s aircraft, ranging from frequent routine inspections to major overhauls. The FAA, acting through its own powers or through the appropriate U.S. Attorney, also has the power to bring proceedings for the imposition and collection of fines for violation of the Federal Aviation Regulations.

The Company is subject to various other federal, state, and local laws and regulations relating to occupational safety and health, including Occupational Safety and Health Administration and Food and Drug Administration regulations.

Security Regulation

Pursuant to the Aviation and Transportation Security Act (the “Aviation Security Act”), the Transportation Security Administration (the “TSA”), a division of the U.S. Department of Homeland Security is responsible for certain civil aviation security matters. The Aviation Security Act addresses procedures for, among other things, flight deck security, the use of federal air marshals onboard flights, airport perimeter access security, airline crew security training, security screening of passengers, baggage, cargo, mail, employees, and vendors, training and qualifications of security screening personnel, provision of passenger data to U.S. Customs and Border Protection, and background checks. Under the Aviation Security Act, substantially all security screeners at airports are federal employees, and significant other elements of airline and airport security are overseen and performed by federal employees, including federal security managers, federal law enforcement officers, and federal air marshals.

TSA-mandated security procedures can have a negative effect on the Customer experience and the Company’s operations. For example, in 2006, the TSA implemented security measures regulating the types of liquid items that can be carried onboard aircraft. In 2009, the TSA introduced its Secure Flight Initiative. As part of that initiative, the Company has begun collecting additional Customer data. The Secure Flight Initiative was created to help reduce the number of passengers who are misidentified as possible terrorists because their names are similar to those of people on security watch lists. The program standardized how names are matched, as well as added age and gender to a passenger’s profile. Under the program, the Company is required to ask for  Customer names exactly as they appear on a government-issued photo ID such as a passport or driver’s license. In addition, the Company must ask Customers for their gender and date of birth. The TSA has also indicated its intent to expand its use of whole body imaging machines around the United States.

The Company has made significant investments to address the effect of security regulations, including investments in facilities, equipment, and technology to process Customers efficiently and restore the airport experience; however, the Company is not able to predict the ongoing impact, if any, that various security measures will have on Passenger revenues and the Company’s costs, both in the short-term and the long-term.

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

We depend on relationships created by our regional jet fixed-fee code-share agreements with American, Continental, Delta, United and US Airways for all of our fixed-fee service revenues. Any material modification to, or termination of, our code-share agreements with any of these Partners could have a material adverse effect on our financial condition, results of our operations and the price of our common stock. Each of the code-share agreements contains a number of grounds for termination by our Partners, including our failure to meet specified performance levels. In addition, American may terminate its code-share agreement without cause upon 180 days notice, provided such notice may not be given prior to September 30, 2011. If American terminates its code-share agreement for cause, it has the right to require us to assign to them our leases of all E140 aircraft then operating under the code-share agreement or to lease such aircraft to them to the extent we own them. If American terminates our code-share agreement other than for cause, we have the right to require American to assume our leases of all E140 aircraft then operating under the code-share agreement, or to lease such jets from us to the extent we own them. Delta may partially or completely terminate its code-share agreement with respect to the E145 aircraft, with or without cause, on 180 days written notice at any time after November 2009, and may partially or completely terminate its code-share agreement with respect to the E170 aircraft, with or without cause, on 180 days written notice at any time after July 2015.  If Delta exercises this right under either agreement or if we terminate either agreement for cause, we have the right to require Delta either to purchase, sublease or assume the lease of aircraft leased by us with respect to any of the aircraft we previously operated for Delta under that agreement. If we choose not to exercise this right, or if Delta terminates either agreement for cause, Delta may require us to sell or sublease to it or Delta may assume the lease of aircraft leased by us with respect to any of the aircraft we previously operated for it under that agreement. If we wrongfully terminate our United code-share agreement, breach certain provisions thereof or fall below certain minimum operating thresholds for three consecutive months or any six month period in a rolling 12 month period, United can assume our ownership or leasehold interests in the aircraft we operate for them. Continental may terminate its code-share agreement with cause or if we breach certain provisions thereof including a breach of our guaranty granted to it.

In addition, because all of our fixed-fee service revenues are currently generated under the code-share agreements, if any one of them is terminated, our operating revenues and net income will be materially adversely affected unless we are able to enter into satisfactory substitute arrangements or, alternatively, utilize those aircraft in our branded operations, including obtaining the airport facilities and gates necessary to do so. We cannot assure you that we would be able to enter into substitute code-share arrangements, that any such substitute arrangements would be as favorable to us as the current code-share agreements or that we could successfully utilize those aircraft in our branded operations.

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

We are directly affected by the financial and operating strength of the Partners in our fixed-fee regional airline code-share business.  In the event of a decrease in the financial or operational strength of any of our Partners, such partner may be unable to make the payments due to us under its code-share agreement.  In addition, it may reduce utilization of our aircraft to the minimum levels specified in the code-share agreements and, it is possible that any code-share agreement with a code-share partner that files for reorganization under Chapter 11 of the bankruptcy code may not be assumed in bankruptcy and could be modified or terminated.  Any such event could have an adverse effect on our operations and the price of our common stock.  As of February 19, 2010, Standard & Poor’s and Moody’s, respectively, maintained ratings of B- and Caa1 for US Airways, B- and Caa1 for AMR Corp., the parent of American, B and B2 for Delta, B- and Caa1 for UAL Corp., the parent of United, and B and B2 for Continental.

Our Partners may expand their direct operation of aircraft thus limiting the expansion of our relationships with them.

We depend on major airlines such as our Partners to contract with us instead of purchasing and operating their own aircraft. However, some major airlines own their own regional airlines and operate their own aircraft instead of entering into contracts with us or other regional carriers. For example, American and Delta have acquired many aircraft which they fly under their affiliated carriers, American Eagle, with respect to American, and Comair, with respect to Delta. In addition, US Airways is operating aircraft through its PSA subsidiary. We have no guarantee that in the future our Partners will choose to enter into contracts with us instead of purchasing their own aircraft or entering into relationships with competing regional airlines. They are not prohibited from doing so under our code-share agreements. In addition, US Airways previously announced that, pursuant to an agreement with its pilots, US Airways will not enter into agreements with its regional affiliates to fly E190 and higher capacity aircraft and it is possible that our other partners will make the same decision. A decision by US Airways, American, Delta, United, or Continental to phase out our contract based code-share relationships as they expire and instead acquire and operate their own aircraft or to enter into similar agreements with one or more of our competitors could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

Any labor disruption or labor strikes by our employees or those of our Partners would adversely affect our ability to conduct our business.

All of our pilots, customer service employees, flight attendants and dispatchers are represented by unions. Collectively, these employees represent approximately 45% of our workforce as of December 31, 2009. Although we have never had a work interruption or stoppage and believe our relations with our unionized employees are generally good, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. If we are unable to reach agreement with any of our unionized work groups on the amended terms of their collective bargaining agreements, we may be subject to work interruptions and/or stoppages. Any sustained work stoppages could adversely affect our ability to fulfill our obligations under our code-share agreements and could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

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

The airline business is very capital intensive and, as a result, many airline companies are highly leveraged. During the years ended December 31, 2009 and 2008, our mandatory debt service payments totaled $278.3 million and $274.6 million, respectively, and our mandatory lease payments totaled $194.3 million and $137.6 million, respectively. We have significant lease obligations with respect to our aircraft, which aggregated approximately $1.6 billion and $1.0 billion at December 31, 2009 and 2008, respectively.  Airbus’ current aggregate list price for the eight A320 aircraft on firm order is $349 million.  We expect to acquire on credit a substantial portion of this value which will increase our mandatory lease and debt service payments.

We have a significant amount of variable interest rate debt.  Approximately $506.8 million of our debt as of December 31, 2009 is subject to variable market interest rates.  If rates increase significantly, our results and cash flows could be adversely impacted.  None of our debt was variable as of December 31, 2008.

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

We may be unable to continue to comply with financial covenants in certain financing agreements, which, if not complied with, could materially and adversely affect our liquidity and financial condition.

We are required to comply with certain financial covenants under certain of our financing arrangements.  We are required to maintain a certain level of minimum unrestricted cash and maintain certain cash flow and working capital covenants.

As of December 31, 2009, we were in compliance with all our covenants, however, we believe it is probable that we will be unable to comply with certain of these covenants during 2010.  We are currently in discussions to renegotiate these covenants, however, our ability to renegotiate or obtain a waiver of, or otherwise mitigate, the impact of a default, could potentially provide for the accelerated repayment of principal totaling approximately $25 million and the discontinuation of the monthly pre-purchase of airline miles from our affinity card provider, which totals approximately $2.9 million per month.   If we are unable to successfully renegotiate the covenants, of which there can be no assurance or if a default were to occur and we were unable to obtain a waiver, or otherwise mitigate the impact of a default, our financial condition and liquidity could be materially and adversely affected.

We currently depend on Embraer and Airbus to support our fleet of jet aircraft.

We rely on Embraer as the manufacturer of substantially all of our regional jets and on Airbus as the manufacturer of our narrow-body jets.  Our risks in relying primarily on a single manufacturer for each aircraft type include:

•	the failure or inability of Embraer or Airbus to provide sufficient parts or related support services on a timely basis;

•	the interruption of fleet service as a result of unscheduled or unanticipated maintenance requirements for these aircraft;

•	the issuance of FAA directives restricting or prohibiting the use of Embraer or Airbus aircraft or requiring time-consuming inspections and maintenance; and

•	the adverse public perception of a manufacturer as a result of an accident or other adverse publicity.

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

Labor costs constitute a significant percentage of our total operating costs, and we have experienced pressure to increase wages and benefits for our employees.  Under our code-share agreements, our reimbursement rates contemplate labor costs that increase on a set schedule generally tied to an increase in the consumer price index or the actual increase in the contract.  We are entirely responsible for our labor costs, and we may not be entitled to receive increased payments for our flights if our labor costs increase above the assumed costs included in the reimbursement rates.  As a result, a significant increase in our labor costs above the levels assumed in our reimbursement rates could result in a material reduction in our earnings.  We have collective bargaining agreements with our pilots, flight attendants, dispatchers, mechanics, material specialists and aircraft appearance agents.  We cannot assure you that future agreements with our employees’ unions will be on terms in line with our expectations or comparable to agreements entered into by our competitors, and any future agreements may increase our labor costs and reduce both our income and our competitiveness for future business opportunities.

Our credit card processors have the ability to increase their holdbacks in certain circumstances.  The initiation of such holdbacks likely would have a material adverse effect on our liquidity.

In our branded business, most of the tickets we sell are paid for by customers who use credit cards.  Our credit card processing agreements provide 100% holdback of receivables.  If circumstances were to occur that would allow our processor to increase their holdbacks, the negative impact on our liquidity likely would be material.

Our business could be harmed if we lose the services of our key personnel.

Our business depends upon the efforts of our chief executive officer, Bryan Bedford, and our other key management and operating personnel.  American can terminate its code-share agreement if we replace Mr.  Bedford without its consent, which cannot be unreasonably withheld.  We may have difficulty replacing management or other key personnel who leave and, therefore, the loss of the services of any of these individuals could harm our business.  We maintain a “key man” life insurance policy in the amount of $10 million for Mr.  Bedford, but this amount may not adequately compensate us in the event we lose his services.

We may experience difficulty finding, training and retaining employees.

The airline industry has from time to time experienced a shortage of qualified personnel, specifically pilots and maintenance technicians.  In addition, as is common with most of our competitors, we have, from time to time, faced considerable turnover of our employees.  Although our employee turnover has decreased significantly since September 11, 2001, our regional jet pilots, flight attendants and maintenance technicians sometimes leave to work for larger airlines, which generally offer higher salaries and more extensive benefit programs than regional airlines are financially able to offer.  Should the turnover of employees, particularly pilots and maintenance technicians, sharply increase, the result will be significantly higher training costs than otherwise would be necessary.  We cannot assure you that we will be able to recruit, train and retain the qualified employees that we need to carry out our expansion plans or to replace departing employees.  If we are unable to hire and retain qualified employees at a reasonable cost, we may be unable to complete our expansion plans, which could materially adversely affect our financial condition, results of operations and the price of our common stock.

Our acquisition of Midwest and Frontier affects the comparability of our historical financial results.

On July 31, 2009, the Company acquired Midwest and on October 1, 2009 the Company acquired Frontier upon its emergence from bankruptcy.  While our financial results for the year ended December 31, 2009 include the results of Midwest for five months and Frontier for three months, the results for the year ended December 31, 2008 and all prior periods do not.  None of our historical financial statements include Frontier’s results.  This complicates your ability to compare our results of operations and financial condition for periods that include Midwest’s and Frontier’s results with periods that do not.

We are vulnerable to increases in aircraft fuel costs.

High oil prices may have a significant adverse impact on the future results of operations.  We cannot predict the future cost and availability of fuel, or the impact of disruptions in oil supplies or refinery productivity based on natural disasters, which would affect our ability to compete.  The unavailability of adequate fuel supplies could have an adverse effect on our Midwest and Frontier operations.  In addition, larger airlines may have a competitive advantage because they pay lower prices for fuel, and other airlines, such as Southwest Airlines, may have substantial fuel hedges that give them a competitive advantage.  Because fuel costs are now a significant portion of our operating costs, substantial changes in fuel costs can materially affect our operating results.  Fuel prices continue to be susceptible to, among other factors, speculative trading in the commodities market, political unrest in various parts of the world, Organization of Petroleum Exporting Countries policy, the rapid growth of economies in China and India, the levels of inventory carried by the oil companies, the amounts of reserves built by governments, refining capacity, and weather.  These and other factors that impact the global supply and demand for aircraft fuel may affect our financial performance due to its high sensitivity to fuel prices.  A one-cent change in the cost of each gallon of fuel would impact our pre-tax income by approximately $2.4 million per year based on our current fleet and aircraft fuel consumption.

Since the acquisitions of Midwest and Frontier, fuel has become a major component of our operating expenses, accounting for 21.2% of our total operating expenses for the year ended December 31, 2009, on a pro forma basis, giving effect to the acquisitions on January 1, 2009.  Our ability to pass on increased fuel costs has been and may continue to be limited by economic and competitive conditions.

Midwest and Frontier depend heavily on the Milwaukee and Denver markets to be successful.

Our business strategy for Midwest and Frontier is focused on adding flights to and from our Milwaukee and Denver bases of operations.  Currently, 95% of our flights originate or depart from General Mitchell International Airport in Milwaukee, known as MKE, and Denver International Airport, known as DIA (this does not include seasonal non-hub flying to Mexico).  A reduction in our share of either market, increased competition, or reduced passenger traffic to or from Milwaukee or Denver could have an adverse effect on our financial condition and results of operations.  In addition, our dependence on a hub system operating out of DIA makes us more susceptible to adverse weather conditions and other traffic delays in the Rocky Mountain region than some of our competitors that may be better able to spread these traffic risks over larger route networks.

We face intense competition by United Airlines, Southwest Airlines and other airlines at DIA and by AirTran Airways, Southwest Airlines, and Delta Airlines at MKE.

The airline industry is highly competitive.  We compete with United in our hub in Denver, and we anticipate that we will compete with United in any additional markets we elect to serve in the future.  United and United’s regional airline affiliates are the dominant carriers out of DIA. In addition, Southwest Airlines started service to and from Denver in January 2006.  Southwest’s introductory fares were significantly below the fares Frontier was able to offer prior to its arrival.  Fare pressure exerted by Southwest on its announced routes and on any future expansion in Denver by Southwest will require us to be fare competitive, and may place additional downward pressure on our yields.  In addition, in the last four years Alaska Airlines, JetBlue Airways and AirTran Airways have commenced service at DIA.  These airlines have offered low introductory fares and compete on several of our routes.  Fare wars, predatory pricing, ‘‘capacity dumping,’’ in which a competitor places additional aircraft on selected routes, and other competitive activities could adversely affect us.  In Milwaukee, although Midwest is the dominant brand, we face competition from AirTran Airways, Southwest Airlines, and Delta Airlines.  The future activities of competing branded carriers in DIA, MKE and any other hub from which we operate may have a material adverse effect on our revenue and results of operations.

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

Because the average age of our Embraer aircraft is approximately 4.6 years old and that of our Airbus aircraft is approximately 5.6 years, our aircraft require less maintenance now than they will in the future.  We have incurred lower maintenance expenses because most of the parts on our aircraft are under multi-year warranties.  Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and these warranties expire.

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

Our ability to utilize net operating loss carry-forwards may be limited.

At December 31, 2009, we had estimated federal net operating loss carry-forwards (“NOLs”) of $1.1 billion for federal  income tax purposes that begin to expire in 2015.  We have recorded a valuation allowance for $558 million of those NOLs.  Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382.  Any unused NOLs in excess of the annual limitation may be carried over to later years.

The imposition of a limitation on our ability to use our NOLs to offset future taxable income could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs. Based on analysis that we performed, we believe we have not experienced a change in ownership as defined by Section 382, and, therefore, our NOLs are not currently under any Section 382 limitation, except for NOLs acquired from Midwest and Frontier.

The lack of marketing alliances could harm our business.

Many branded airlines have marketing alliances with other airlines, under which they market and advertise their status as marketing alliance partners.  Among other things, they share the use of two-letter flight designator codes to identify their flights and fares in the computerized reservation systems and permit reciprocity in their frequent flyer programs.  Midwest and Frontier do not have an extensive network of marketing partners.  The lack of marketing alliances puts us at a competitive disadvantage to global network carriers, whose ability to attract passengers through more widespread alliances, particularly on international routes, may adversely affect our passenger traffic and our results of operations.

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

While we have never had a crash causing death or serious injury over our 35 year history, it is possible that one or more of our aircraft may crash or be involved in an accident in the future, causing death or serious injury to individual air travelers and our employees and destroying the aircraft and the property of third parties.

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

Within the airline industry, we not only compete with major and other regional airlines, some of which are owned by or operated as partners of major airlines, but we also face competition from low-fare airlines and major airlines on many of our routes, including carriers that fly point to point instead of to or through a hub.

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

If passengers perceive the operations of regional airlines as being unsafe, our business will be harmed.

In February 2009, Colgan Flight 3407, operating as Continental Connection, crashed on its approach into Buffalo, New York.  A total of 50 people were killed.  Since the date of this tragedy, there have been numerous press reports questioning some of the operating policies of regional airlines.  In response, there have also been legislative initiatives aimed at heightening safety requirements, such as The Airline Safety and Pilot Training Improvement Act of 2009, which was passed in October.  Although we have never had a crash causing death or serious injury in over 35 years of operations, should the public perceive our operations as less safe or should new legislation impose additional burdens on us, our financial condition, results of operations and the price of our common stock could be materially adversely effected.

High fuel costs would harm the airline industry.

While fuel is at or near three-year lows, a return to higher fuel prices would harm the airline industry’s financial condition and results of operations.  Fuel costs constitute a substantial portion of the total operating expenses of the airline industry.  Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues, supply and demand and other factors.  Fuel availability is also affected by demand for home heating oil, gasoline and other petroleum products.  Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty.  Further, in the event of a fuel supply shortage or further increases in fuel prices, a curtailment of scheduled service could result.

The airline industry has been subject to a number of strikes, which could affect our business.

The airline industry has been negatively impacted by a number of labor strikes.  Any new collective bargaining agreement entered into by other carriers may result in higher industry wages and increase pressure on us to increase the wages and benefits of our employees.  Furthermore, since each of our Partners is a significant source of our operating revenues, any labor disruption or labor strike by the employees of any one of our Partners could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

Airlines are often affected by certain factors beyond their control, including weather conditions, which can affect their operations.

Generally, revenues for airlines depend on the number of passengers carried, the fare paid by each passenger and service factors, such as the timeliness of departure and arrival.  During periods of fog, ice, low temperatures, storms or other adverse weather conditions, flights may be cancelled or significantly delayed.  For example, in 2005, Hurricane Wilma forced us to suspend some of our operations in Florida for a number of days.  In addition under our fixed-fee code-share agreements, our regional airline business are partially protected against cancellations due to weather or air traffic control, although these factors may affect our ability to receive incentive payments for flying more than the minimum number of flights specified in our code-share agreements.  Should we enter into pro-rate revenue sharing agreements in the future our regional airline business will not be protected against weather or air traffic control cancellations and our operating revenues could suffer as a result.  Our branded operations are not insulated against weather or air traffic control cancellations.

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

The credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business and our financial condition.  For example, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.  Moreover, our ability to sell excess aircraft may be restricted by a potential buyer’s inability to secure credit.

The global economic recession has resulted in weaker demand for air travel and may create challenges for us that could have a material adverse effect on our business and results of operations.

As the effects of the global economic recession have been felt in our domestic markets, we are experiencing significantly weaker demand for air travel.  Global economic conditions in 2009 substantially reduced U.S. airline industry revenues in 2009 compared to 2008.  Demand for air travel could remain weak or even continue to fall if the global economic recession continues for an extended period.  The weakness in the United States and international economies is having a significant negative impact on our results of operations and could continue to have a significant negative impact on our future results of operations.

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

The FAA has the authority to issue mandatory orders relating to, among other things, the grounding of aircraft, inspection of aircraft, installation of new safety related items and removal, replacement or modification of aircraft parts that have failed or may fail in the future.  A decision by the FAA to ground, or require time consuming inspections of or maintenance on, all or any of our Embraer or Airbus aircraft, for any reason, could negatively impact our results of operations.

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

Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenues.  For instance, “passenger bill of rights” legislation was introduced in Congress that, if enacted, would have, among other things, required the payment of compensation to passengers as a result of certain delays and limited the ability of carriers to prohibit or restrict usage of certain tickets.  This legislation is not currently active but if it is reintroduced, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs.  Several state legislatures have also considered such legislation, and the State of New York in fact implemented a “passenger bill of rights” that was overturned by a federal appeals court in 2008.  The DOT has imposed restrictions on the ownership and transfer of airline routes and takeoff and landing slots at certain high-density airports, including New York LaGuardia and Reagan National.  In addition, as a result of the terrorist attacks in New York and Washington, D.C. in September 2001, the FAA and the Transportation Security Administration (TSA) have imposed stringent security requirements on airlines.  We cannot predict what other new regulations may be imposed on airlines and we cannot assure you that laws or regulations enacted in the future will not materially adversely affect our financial condition, results of operations and the price of our common stock.

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

The airline industry is seasonal and cyclical resulting in unpredictable liquidity and earnings.

Because the airline industry is seasonal and cyclical, our earnings related to Midwest and Frontier will fluctuate and be unpredictable.  These operations primarily depend on passenger travel demand and seasonal variations.  Our weakest travel periods are generally during the quarters ending in March and December.  The airline industry is also a highly cyclical business with substantial volatility.  Our operating and financial results are likely to be negatively impacted by national or regional economic conditions in the U.S., and particularly in Colorado and Wisconsin.

We are in a high fixed cost business and any unexpected decrease in revenue would harm us.

The airline industry is characterized by low profit margins and high fixed costs primarily for personnel, fuel, aircraft ownership and lease costs and other rents.  The expenses of an aircraft flight do not vary significantly with the number of passengers carried and, as a result, a relatively small change in the number of passengers or in pricing would have a disproportionate effect on the operating and financial results of Midwest and Frontier and possibly on us as a whole.  We are often affected by factors beyond our control, including weather conditions, traffic congestion at airports and increased security measures, and irrational pricing from competitors, any of which could harm our operating results and financial condition.

Delays or cancellations due to adverse weather conditions or other factors beyond our control could adversely affect us.

Like other airlines, we are subject to delays caused by factors beyond our control, including adverse weather conditions, air traffic congestion at airports and increased security measures.  Delays frustrate passengers, reduce aircraft utilization and increase costs, all of which negatively affect profitability.  During periods of snow, rain, fog, hurricanes or other storms, or other adverse weather conditions, flights may be cancelled or significantly delayed.  Cancellations or delays due to weather conditions, traffic control problems and breaches in security could harm our operating results and financial condition.

Risks Related To Our Common Stock

Our stock price is volatile.

Since our common stock began trading on The NASDAQ National Market (now the NASDAQ Global Select Market) on May 27, 2004, the market price of our common stock has ranged from a low of $4.10 to a high of $23.88 per share.  The market price of our common stock may continue to fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	announcements concerning our Partners, competitors, the airline industry or the economy in general;

•	strategic actions by us, our Partners or our competitors, such as acquisitions or restructurings;

•	the results of our branded business;

•	media reports and publications about the safety of our aircraft or the aircraft types we operate;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	general and industry specific economic conditions, including the price of oil;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of our common stock or other actions by investors with significant shareholdings or our Partners; and

•	general market conditions.

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the trading price of our common stock.

In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities.  Any similar litigation against us could result in substantial costs, divert management’s attention and resources and harm our business.

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

Our certificate of incorporation and bylaws and Delaware law contain provisions that could delay or prevent a change in control of our company that stockholders may consider favorable.  Certain of these provisions:

•
authorize the issuance of up to 5,000,000 shares of preferred stock that can be created and issued by our board of directors without prior stockholder approval, commonly referred to as “blank check” preferred stock, with rights senior to those of our common stock;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Flight Equipment

As of December 31, 2009, we operated 290 aircraft as described in the following table:

Type	Total Aircraft	Owned	Leased	Average Age (in years)	Seats in Standard Configuration
E135/140LR	21	12	9	6.0	44
E145LR (1)	59	25	34	7.7	50
E170/175LR (2)	130	107	23	3.3	70-86
E190LR	11	6	5	0.3	99
CRJ-200	7	-	7	2.9	50
A318	9	7	2	5.5	120
A319	38	4	34	5.8	136
A320	4	2	2	4.1	162
Q400	11	6	5	1.9	74

Total	290	169	121

(1) Four of these aircraft are used for charter service and as spares.

(2) Two of these aircraft are used for charter service and as spares.

In addition to the aircraft listed above, we subleased nine E145 aircraft to a foreign airline, we subleased four E190 aircraft to US Airways, and we have four Fairchild Regional Jet (“FRJ”) aircraft and five McDonnell Douglass (“MD80”) aircraft classified as held-for-sale.

All of our leased aircraft are leased by us pursuant to operating leases, with current lease expirations ranging from 2010 to 2024. We have fixed-price purchase options under most of these leases after nine to 14 years of the lease term. Furthermore, we have options to renew most of the leases for an additional three to four years, or purchase the leased aircraft at the conclusion of their current lease terms at fair market value.

Ground Operations and Properties

As of December 31, 2009, our facilities are summarized in the following table:

Facility	Square Feet	Location
Corporate Office - Republic	45,100	Indianapolis, IN
Training Facility	20,400	Plainfield, IN
Maintenance Hangar	110,500	Indianapolis, IN
Maintenance Hangar/Office	232,100	Columbus, OH
Maintenance Hangar	70,000	Louisville, KY
Maintenance Hangar/Office	86,000	Pittsburgh, PA
Maintenance Hangar/Office	35,940	St. Louis, MO
Corporate Office - Frontier	77,500	Denver, CO
Corporate Office - Lynx	20,000	Westminster, CO
Reservations Facility	16,000	Denver, CO
Reservations Facility	12,000	Las Cruces, NM (1)
Corporate Office - Midwest	120,000	Oak Creek, WI
Maintenance Hangar/Office	190,000	Oak Creek, WI
Maintenance Hangar/Office	93,000	Oak Creek, WI

(1)  This facility is expected to close in August 2010.

Our employees perform substantially all routine airframe and engine maintenance and periodic inspection of equipment. Our Partners or third parties provide ground support services and ticket handling services in all cities we serve our Partners and we provide ground support services and ticket handling services for the majority of our branded operations.

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

ITEM 4. [Reserved]

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

Year Ended December 31, 2008	High	Low
First Quarter	$22.50	$19.02
Second Quarter	22.64	8.66
Third Quarter	12.77	6.68
Fourth Quarter	15.72	6.37

Year Ended December 31, 2009
First Quarter	$10.94	$4.23
Second Quarter	8.34	4.10
Third Quarter	10.64	4.85
Fourth Quarter	10.29	6.39

As of December 31, 2009 there were 4,192 stockholders of record of our common stock. We have never paid cash dividends on our common stock. The payment of future dividends is within the discretion of our board of directors and will depend upon our future earnings, our capital requirements, bank or other lender financing, financial condition and other relevant factors.

Performance Graph

The above graph compares the performance of the Company from May 27, 2004 through December 31, 2009, against the performance of (i) the Composite Index for Nasdaq Stock Market (U.S. Companies) and (ii) an index of companies engaged in air transportation (SIC 4512 and 4513), including regional airlines, whose stocks trade on the Nasdaq, for the same period.

Below is a summary of the equity compensation plans as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders
Options outstanding under the 2002 Equity Incentive Plan	1,310,669	$15.27	29,715
Options outstanding under the 2007 Equity Incentive Plan	2,995,333	14.05	1,645,667
Equity compensation plans not approved by security holders	-	-	-
Total	4,306,002	$14.42	1,675,382

Unregistered Sales of Equity Securities

None

ITEM 6. SELECTED FINANCIAL DATA

 The following selected financial data and operating statistics should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes included in Item 8 of the Form 10-K.

	Years Ended December 31,
	2009 (1)	2008	2007	2006	2005
	(in thousands, except share, per share and airline operating data)
Statement of Income Data:

Operating revenues:

Fixed-fee service	$1,180,209	$1,462,211	$1,274,607	$1,118,226	$883,906
Passenger service	389,653	-	-	-	-
Cargo and other	72,356	17,544	18,070	24,852	21,115
Total operating revenues	1,642,218	1,479,755	1,292,677	1,143,078	905,021
Operating expenses:
Wages and benefits	342,364	252,336	226,521	175,483	143,826
Aircraft fuel (2)	236,620	327,791	296,573	325,500	278,923
Landing fees and airport rents	96,915	59,891	53,684	41,993	30,376
Aircraft and engine rent	156,773	134,206	124,961	94,773	77,725
Maintenance and repair	211,503	169,425	130,237	105,198	76,481
Insurance and taxes	28,105	25,793	19,039	17,652	16,117
Depreciation and amortization	163,584	133,206	106,594	92,228	64,877
Promotion and sales	36,265	-	-	-	-
Goodwill impairment	113,759	-	-	-	-
Other impairment charges	8,800	-	-	-	-
Gain on bargain purchase	(203,698)	-	-	-	-
Other	179,828	122,012	104,790	77,658	57,977

Total operating expenses	1,370,818	1,224,660	1,062,399	930,485	746,302

Operating income	271,400	255,095	230,278	212,593	158,719
Other income (expense):
Interest expense	(144,994)	(131,856)	(107,323)	(91,128)	(63,546)
Other - net	9,784	14,176	11,013	9,944	5,002

Total other income (expense)	(135,210)	(117,680)	(96,310)	(81,184)	(58,544)

Income before income taxes	136,190	137,415	133,968	131,409	100,175
Income tax expense	99,805	52,835	51,210	51,899	39,521

Net income	36,385	84,580	82,758	79,510	60,654
Add: Net loss attributable to noncontrolling interest in Mokulele Flight Service Inc.	3,270	-	-	-	-
Net income of the Company	$39,655	$84,580	$82,758	$79,510	$60,654
Net income available for common stockholders per share:
Basic	$1.15	$2.43	$2.05	$1.89	$1.69
Diluted	$1.13	$2.42	$2.02	$1.82	$1.66
Weighted average common shares outstanding:
Basic	34,598,683	34,855,190	40,350,256	42,149,668	35,854,249
Diluted	35,699,115	34,949,152	41,045,644	43,615,946	36,548,340

Other Financial Data:
Net cash from:
Operating activities	$168,618	$242,287	$280,490	$229,147	$170,879
Investing activities	$3,385	$(81,938)	$(76,468)	$(114,510)	$(175,152)
Financing activities	$(144,127)	$(194,697)	$(235,546)	$(81,114)	$120,058

	Years Ended December 31,
	2009	2008	2007	2006	2005
Airline Operating Data:
Passengers carried (000’s)	22,984	18,918	16,287	12,666	9,137
Revenue passenger miles (000’s) (3)	12,905,590	9,700,978	8,581,836	6,650,399	4,516,518
Available seat miles (000’s) (4)	17,116,528	13,213,701	11,511,795	9,154,719	6,559,966
Passenger load factor (5)	75.4%	73.4%	74.5%	72.6%	68.8%
Revenue per available seat mile (6)	$0.096	$0.112	$0.112	$0.125	$0.138
Cost per available seat mile (7)	$0.093	$0.103	$0.102	$0.112	$0.124
Average passenger trip length (miles)	562	513	527	525	494

Number of aircraft in operations (end of period):
Regional Jets:
Owned	150	142	131	109	90
Leased	78	79	88	62	52
Airbus:
Owned	13	-	-	-	-
Leased	38	-	-	-	-
Q400:
Owned	6	-	-	-	-
Leased	5	-	-	-	-
Total aircraft	290	221	219	171	142

	As of December 31,
	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$157,532	$129,656	$164,004	$195,528	$162,005
Aircraft and other equipment—net	3,418,160	2,692,410	2,308,726	1,889,717	1,662,236
Total assets	4,450,472	3,236,578	2,773,078	2,358,441	2,035,947
Long-term debt, including current maturities	2,789,419	2,277,845	1,913,580	1,568,803	1,413,440
Total stockholders' equity	517,880	475,939	426,086	508,829	424,698

(1) The full year 2009 is not comparable to the years ended December 31, 2008, 2007, 2006  and 2005.  The results of operations for 2009 include Midwest beginning in August 2009 and Frontier in October 2009.

(2) As of December 31, 2009, approximately 89% of our aircraft fuel for our fixed fee business is supplied directly by our Partners, and thus we do not record expense or the related reimbursement revenue within our fixed-fee services revenue for those gallons of fuel.  United started directly supplying fuel for certain locations in January 2007.  All fuel related to the Continental and US Airways operations is directly supplied as well.  Prior to the acquisition of Midwest and Mokulele, all fuel was directly supplied by them.  Prior to the acquisition of Frontier, Frontier directly supplied fuel until the aircraft were removed from service during the second quarter of 2008.   Beginning in May 2009 and June 2009, we did not record fuel expense and the related revenue for the American and Delta operations, respectively.

(3) Passengers carried multiplied by miles flown.

(4) Passenger seats available multiplied by miles flown.

(5) Revenue passenger miles divided by available seat miles.

(6) Total airline operating revenues divided by available seat miles.

(7) Total operating and interest expenses excluding goodwill impairment and other impairment charges as well as the gain on bargain purchase divided by available seat miles. Total operating and interest expenses excluding goodwill impairment and other impairment charges as well as the gain on bargain purchase is not a calculation based on accounting principles generally accepted in the United States of America and should not be considered as an alternative to total operating expenses.   Cost per available seat mile utilizing this measurement is included as it is a measurement recognized by the investing public relative to the airline industry.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Delaware holding company organized in 1996 that offers scheduled passenger services through our wholly-owned operating subsidiaries:  Chautauqua Airlines, Inc., (“Chautauqua Airlines”), Shuttle America Corporation (“Shuttle America”), Republic Airline Inc. (“Republic Airline”), Frontier Airlines, Inc., and Lynx Airlines, Inc. (“Lynx”).  The Company acquired Midwest Air Group, Inc. (“Midwest”) and Frontier Airlines Holdings, Inc. (“Frontier”) on July 31, 2009 and October 1, 2009, respectively.  On November 3, 2009, Midwest Airlines, Inc. ceased to exist as an actual operating airline and we allowed its Department of Transportation (“DOT”) air carrier operating certificate to lapse.  Midwest’s branding, livery and route structure are all operated by our other operating subsidiaries.  We plan to fully integrate the operations of Midwest and Frontier as promptly as is feasible, which we anticipate will be substantially completed by the end of 2010.  Unless the context indicates otherwise, the terms “the Company,” “we,” “us,” or “our,” refer to Republic Airways Holdings Inc. and our subsidiaries.

As of December 31, 2009, our operating subsidiaries offered scheduled passenger service on approximately 1,600 flights daily to 121 cities in 44 states, Canada, Mexico, and Costa Rica under branded operations as Frontier and Midwest, and through fixed-fee code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), Continental Airlines, Inc. (“Continental”), Delta Air Lines, Inc. (“Delta”),  United Air Lines, Inc. (“United”), and US Airways, Inc. (“US Airways”) (collectively referred to as our “Partners”). Currently, we provide our Partners with fixed-fee regional airline services, operating as AmericanConnection, Continental Express, Delta Connection, United Express, or US Airways Express, including service out of their hubs and focus cities.

The following table outlines the type of aircraft our subsidiaries operate and their respective operations within our business units as of December 31, 2009:

		Branded Operations							Number
Operating	Aircraft	Frontier /	Fixed-Fee Code-Share Agreement Partners					Other	of
Subsidiaries	Size	Midwest	American	Continental	Delta	United	US Airways	Unallocated	Aircraft
Chautauqua Airlines	37 to 50	6	15	22	24	7	9	4	87
Shuttle America	70 to 76	—	—	—	16	38	—	2	56
Republic Airline	70 to 99	27	—	—	—	—	58	—	85
Frontier	120 to 162	51	—	—	—	—	—	—	51
Lynx	74	11	—	—	—	—	—	—	11
Total number of operating aircraft		95	15	22	40	45	67	6	290

We have long-term, fixed-fee regional jet code-share agreements with each of our Partners that are subject to our maintaining specified performance levels. Pursuant to these fixed-fee agreements, which provide for minimum aircraft utilization at fixed rates, we are authorized to use our Partners' two-character flight designation codes to identify our flights and fares in our Partners' computer reservation systems, to paint our aircraft in the style of our Partners, to use their service marks and to market ourselves as a carrier for our Partners. Our fixed-fee agreements have historically limited our exposure to fluctuations in fuel prices, fare competition and passenger volumes. Our development of relationships with multiple major airlines has enabled us to reduce our dependence on any single airline, allocate our overhead more efficiently among our Partners and reduce the cost of our services to our Partners.

Midwest has a regional focus in Milwaukee and Kansas City, and Frontier has a regional focus in Denver.  Our branded operations expose us to changes in passenger demand, fare competition and fluctuations in fuel prices.  Midwest is the largest carrier in Milwaukee, and Frontier is the second largest carrier in Denver.  Each brand has a significant base of frequent flyer members and strong support in their local communities.

Since acquiring the branded carriers, we have rebuilt the Milwaukee network to reconnect Midwest passengers to the west coast and Florida destinations and we have expanded operations in Denver now offering select point to point flying on Frontier Airlines.  In 2010, we will work to further integrate the two branded operations, which will allow for similar passenger experiences and lower the costs of our branded flying.

During 2009, our operational fleet increased from 221 to 290 aircraft.  The acquisition of Frontier added 62 aircraft that are operated by Frontier and Lynx.  Additionally, during 2009, we took delivery of 11 E190 aircraft, which have been placed into branded service, three E175 aircraft, which were placed into service with Delta and six E135 aircraft which were placed into branded service.  We also returned 10 CRJ200 aircraft to the lessor and subleased three E145 aircraft offshore.  As of December 31, 2009, our operational fleet was comprised of 51 Airbus aircraft ranging from 120 to 162 seats, 141 EJet aircraft ranging from 70-99 seats, 11 Q400 aircraft with 74 seats, 80 Embraer aircraft ranging from 37 to 50 seats, and seven CRJ-200 aircraft with 50 seats.

In order to simplify our fleet and reduce expenses, we expect to remove our Q400 and CRJ-200 fleets in 2010. The remaining seven CRJ-200 aircraft will be removed from service for Continental and returned to the lessor by April 2010 and we expect to reduce the operations on the Q400 aircraft in April 2010 and eliminate all Q400 flying by September 2010.

Fleet Composition

The following table sets forth the number and type of aircraft in service and operated by us at the dates indicated:

	December 31,
	2009			2008			2007
Aircraft:	Total	Owned	Leased	Total	Owned	Leased	Total	Owned	Leased
Embraer E135 LR (1)	6	1	5	-	-	-	17	15	2
Embraer E140 LR	15	11	4	15	11	4	15	11	4
Embraer E145 LR (2)	59	25	34	62	27	35	62	27	35
Embraer E170 LR (3)	76	56	20	76	56	20	76	56	20
Embraer E175 LR	54	51	3	51	48	3	25	22	3
Embraer E190 LR	11	6	5	-	-	-	-	-	-
Bombarier CRJ-200	7	-	7	17	-	17	24	-	24
Airbus A318	9	7	2	-	-	-	-	-	-
Airbus A319	38	4	34	-	-	-	-	-	-
Airbus A320	4	2	2	-	-	-	-	-	-
Bombarier Q400	11	6	5	-	-	-	-	-	-

Total (4)	290	169	121	221	142	79	219	131	88

(1)  Two of these aircraft were used for charter operations and as spares at December 31, 2007.

(2) Four, two and one of these aircraft were used for charter operations and as spares at December 31, 2009, 2008, and 2007, respectively.

(3)  Two of these aircraft were used for charter operations at December 31, 2009 and six of these aircraft were unassigned or not yet in use as of December 31, 2008.

(4)  In addition to the aircraft listed above, as of December 31, 2009, we subleased nine E145 aircraft to an airline in Mexico, we subleased four E190 aircraft to US Airways, we have four FRJ aircraft and five MD80 aircraft classified as held-for-sale, and we have seven CRJ-200 aircraft that will be returned to the lessor by the end of Q1 2010.

Revenue

Fixed-Fee Service - Under our code-share arrangements with our Partners, we receive fixed-fees, as well as reimbursement of specified costs on a gross basis with additional possible incentives from our Partners for superior performance. For the years ended December 31, 2009, 2008 and 2007, all of our fixed-fee revenue was earned under our fixed-fee arrangements. The number of aircraft we operate and aircraft utilization are the most significant drivers of our revenue, as opposed to the number of passengers we carry or the fare the passengers pay.

Passenger Service - Branded passenger service includes passenger ticket revenue on our branded airlines: Frontier, Midwest, and Mokulele.  Unlike our fixed fee business, the most significant drivers of our revenue are the number of passengers we carry and the fare paid by the passenger.

Cargo and Other -  Cargo and other revenues is comprised principally of the revenue from the marketing component of the sale of our miles for our co-branded credit cards, sublease revenue, licensing revenue from slots leased to other airlines, charter revenue, cargo revenue, interline and ground handling fees, liquor sales, and excess baggage fees.

Operating Expenses

A brief description of the items included in our operating expenses line items follows.

Wages and Benefits

This expense includes not only wages and salaries, but also expenses associated with various employee benefit plans, employee incentives, stock compensation, and payroll taxes. These expenses will fluctuate based primarily on our level of operations, changes in wage rates for contract, and non-contract employees and changes in costs of our benefit plans.

Aircraft Fuel

As of December 31, 2009, the majority of our aircraft fuel for the fixed-fee operations is supplied directly by our code-share partners, and thus we do not record expense or the related revenue for those gallons of fuel.  Beginning in May 2009 and June 2009, we did not record fuel expense and the related revenue for the American and Delta operations, respectively.  We also did not pay for or record fuel expense and the related revenue for Continental or US Airways operations.  United has continued to increase the portion of flying for which they pay directly.   All fuel costs including into-plane fees and taxes are expensed as incurred for our branded operations.  Aircraft fuel also includes the realized and unrealized mark-to-market adjustments on fuel derivatives.

Landing Fees and Airport Rents

This expense consists of fees charged by airports for each aircraft landing and airport rental fees for ticket counter, gate and common space.   Under our fixed-fee agreements, we are reimbursed for the actual costs of landing fees.  Landing fees and airport rents are expensed as incurred for the branded operations.

Aircraft and Engine Rent

This expense consists of the costs of leasing aircraft and spare engines. The leased aircraft and spare engines are operated under long-term operating leases with third parties. Aircraft rent is reduced by the amortization of deferred credits received from the aircraft manufacturer for parts and training. The credits are deferred and amortized on a straight-line basis over the term of the respective lease of the aircraft.

Maintenance and Repair

Maintenance and repair expenses include all parts, materials, tooling and spares required to maintain our aircraft. We have entered into long-term maintenance "power-by-the-hour" service contracts with third-party maintenance providers under which we are charged fixed rates for each flight hour accumulated by all of our engines and some of the major airframe components. The effect of such contracts is to reduce the volatility of aircraft maintenance expense over the term of the contract.  All other maintenance is expensed as incurred under the direct expense method of accounting.

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

Depreciation and Amortization

 This expense includes the depreciation of all fixed assets, including aircraft, and the amortization of intangible assets with definite lives.

Promotion and Sales

This expense is incurred on our branded operation only and consists of advertising costs, reservation and booking fees, credit card processing fees and commissions.

Goodwill Impairment

Goodwill is required to be evaluated for impairment on an annual basis. If we determine that goodwill is impaired, we are required to write-off the amount of goodwill that is impaired.

Other Impairment Charges

Other intangibles with an indefinite life are required to be evaluated for impairment on an annual basis. If we determine other intangibles are impaired, we are required to write-off the amount of other intangibles that are impaired.  This expense includes the impairment of trade names and other intangible assets that were impaired during 2009.

Gain on Bargain Purchase

This represents the amount that the preliminary fair values of assets acquired exceeds the assumed liabilities and purchase price from the acquisition of Frontier.

Other

This expense includes the costs of crew training, crew travel, airport, passenger and ground handling related expenses, all hangar and administrative lease expenses, professional fees, and all other administrative and operational overhead expenses not included in other line items above. Additionally, if incurred, this expense will include accrued aircraft return costs, gains and losses on disposal of assets and bad debt expenses.

Results of Operations

The following tables sets forth information regarding the Company’s statistical performance for the years ended December 31, 2009, 2008, and 2007.

Operating Highlights - Fixed-Fee	Twelve Months Ended December 31,
	2009	Change		2008	Change		2007
Fixed-fee service revenues, excluding fuel (000's)	$1,089,051	-4.1%		$1,135,431	15.7%		$981,449
Passengers carried	18,783,773	-0.7%		18,917,502	16.2%		16,286,807
Revenue passenger miles (000's) (1)	9,560,637	-1.4%		9,700,978	13.0%		8,581,836
Available seat miles (000's) (2)	12,894,899	-2.4%		13,213,701	14.8%		11,511,795
Passenger load factor (3)	74.1%	0.7	pts	73.4%	-1.1	pts	74.5%
Cost per available seat mile,	8.36	-16.1%		9.97	-0.2%		9.99
including interest expense (cents) (4) (5)
Fuel cost per available seat mile (cents)	0.71	-71.3%		2.47	-3.5%		2.56
Cost per available seat mile, including	7.65	2.0%		7.50	0.9%		7.43
interest expense and excluding fuel expense (cents) (5)
Operating aircraft at period end:
37-50 seats	77	-16.3%		92	-19.3%		114
70-86 seats	112	-7.4%		121	19.8%		101
Block hours (6)	674,454	-8.9%		740,403	8.9%		679,718
Departures	396,559	-6.2%		422,558	10.8%		381,415
Average daily utilization of each aircraft (hours) (7)	10.1	0.0%		10.1	-2.0%		10.3
Average length of aircraft flight (miles)	494	-1.6%		502	-3.8%		522
Average seat density	66	6.5%		62	6.9%		58

(1)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

(2)	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

(3)	Revenue passenger miles divided by available seat miles.

(4)	Total operating and interest expenses divided by available seat miles.

(5)
Costs (in all periods) exclude goodwill and other impairment expenses and other expenses not attributable to the fixed-fee segment (e.g. subleased aircraft and amortization of slots). Total operating and interest expenses excluding goodwill impairment and other impairment charges as well as the gain on bargain purchase is not a calculation based on accounting principles generally accepted in the United States of America and should not be considered as an alternative to total operating expenses.   Cost per available seat mile utilizing this measurement is included as it is a measurement recognized by the investing public relative to the airline industry.

(6)	Hours from takeoff to landing, including taxi time.

(7)	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

Operating Highlights - Branded	Twelve Months Ended (9)
December 31, 2009
Total revenues (000's)	$444,312
Passengers carried	4,200,044
Revenue passenger miles (000's) (1)	3,344,953
Available seat miles (000's) (2)	4,221,629
Passenger load factor (3)	79.2%
Total revenue per available seat mile (cents)	10.52
Passenger revenue per available seat mile (cents)	9.23
Cost per available seat mile (cents) (4) (5)	11.44
Fuel cost per available seat mile	3.43
Cost per available seat mile, excluding fuel expense (cents) (5)	8.01
Operating aircraft at period end:
37-50 seats (6)	11
70-99 seats	38
120+ seats	51
Block hours (7)	121,167
Departures	64,379
Average daily utilization of each aircraft (hours) (8)	10.7
Average length of aircraft flight (miles)	749
Average seat density	88

(1)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

(2)	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

(3)	Revenue passenger miles divided by available seat miles.

(4)	Total operating and interest expenses divided by available seat miles.

(5)
Costs exclude gain on bargain purchase and other impairment charges  and other expenses not attributable to the fixed-fee segment (e.g. subleased aircraft and amortization of slots). Total operating and interest expenses excluding goodwill impairment and other impairment charges as well as the gain on bargain purchase is not a calculation based on accounting principles generally accepted in the United States of America and should not be considered as an alternative to total operating expenses.   Cost per available seat mile utilizing this measurement is included as it is a measurement recognized by the investing public relative to the airline industry.

(6)	Includes four aircraft operated by SkyWest Airlines under an agreement with Midwest, which terminated in January 2010.

(7)	Hours from takeoff to landing, including taxi time.

(8)	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

(9)
Branded statistics include the results of Midwest and Frontier beginning in August and October 2009, respectively.  In addition, the table includes the results of Mokulele beginning in April 2009 until October 2009 when the Company deconsolidated Mokulele.

The following table sets forth information regarding the Company’s revenues and expenses for the years ended December 31, 2009, 2008, and 2007. Individual expense components are also expressed in cents per available seat mile (“ASM”).

Consolidated Results of Operations	Years ended December 31,
	2009		2008		2007
	Amount	Cents per ASM	Amount	Cents per ASM	Amount	Cents per ASM
	(in thousands)		(in thousands)		(in thousands)
OPERATING REVENUES:
Fixed-fee service	$1,180,209		$1,462,211		$1,274,607
Passenger service	389,653		-		-
Cargo and other	72,356		17,544		18,070
Total operating revenues	1,642,218		1,479,755		1,292,677

OPERATING EXPENSES:
Wages and benefits	342,364	2.00	252,336	1.91	226,521	1.97
Aircraft fuel	236,620	1.38	327,791	2.48	296,573	2.58
Landing fees and airport rents	96,915	0.57	59,891	0.45	53,684	0.47
Aircraft and engine rent	156,773	0.92	134,206	1.02	124,961	1.08
Maintenance and repair	211,503	1.24	169,425	1.28	130,237	1.13
Insurance and taxes	28,105	0.16	25,793	0.20	19,039	0.16
Depreciation and amortization	163,584	0.96	133,206	1.01	106,594	0.93
Promotion and sales	36,265	0.21	-	-	-	-
Goodwill impairment	113,759	0.66	-	-	-	-
Other impairment charges	8,800	0.05	-	-	-	-
Gain on bargain purchase	(203,698)	(1.19)	-	-	-	-
Other	179,828	1.05	122,012	0.92	104,790	0.91
Total operating expenses	1,370,818	8.01	1,224,660	9.27	1,062,399	9.23

OPERATING INCOME	271,400		255,095		230,278

OTHER INCOME (EXPENSE):
Interest expense	(144,994)	(0.85)	(131,856)	(1.00)	(107,323)	(0.93)
Other - net	9,784	0.06	14,176	0.11	11,013	0.10
Total other income (expense)	(135,210)	(0.79)	(117,680)	(0.89)	(96,310)	(0.84)

INCOME BEFORE INCOME TAXES	136,190		137,415		133,968

INCOME TAX EXPENSE	99,805		52,835		51,210

NET INCOME	36,385		84,580		82,758
Add: Net loss attributable to noncontrolling interest in Mokulele Flight Service, Inc.	(3,270)		-		-
NET INCOME OF THE COMPANY	$39,655		$84,580		$82,758

Total operating and interest expense	$1,515,812	8.86	$1,356,516	10.27	$1,169,722	10.16

Total operating and interest expense less fuel, goodwill impairment, other impairment charges and gain on bargain purchase	$1,360,331	7.95	$1,028,725	7.79	$873,149	7.58

2009 Compared to 2008

Operating revenue in 2009 increased by 11%, or $162.5 million, to $1.64 billion compared to $1.48 billion in 2008. Excluding reimbursement for fuel expense, which is a pass-through cost to our Partners, fixed-fee service revenues decreased 4.1% for 2009.  Block hour production for the fixed-fee business was down 8.9% in 2009 because of the reduction of aircraft operated for Continental.  Also, the aircraft operations for Midwest are reported as branded flying beginning in August 2009.  Branded revenues were $444.3 million, which represented passenger and ancillary revenues on our Midwest operations beginning in August 2009, Frontier operations beginning in October 2009, and Mokulele operations between April and October 2009.

Total operating and interest expenses, excluding fuel, goodwill impairment, and other impairment charges increased $331.6 million, to $1.36 billion for 2009 compared to $1.03 billion during 2008 due to the acquisitions of Midwest and Frontier.  The cost per available seat mile on total operating and interest expenses, excluding fuel charges, increased to 7.95¢ in 2009 compared to 7.79¢ in 2008.  Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 35.7%, or $90.1 million, to $342.4 million for 2009 compared to $252.3 million for 2008 due primarily to the acquisition of Midwest and Frontier.   Of the increase, $86.0 million relates to expenses at Midwest and Frontier.  The cost per available seat mile increased to 2.00¢ for 2009 compared to 1.91¢ in 2008.

Aircraft fuel expense decreased 27.8%, or $91.2 million, to $236.6 million for 2009 compared to $327.8 million for 2008.  Beginning in May 2009 and June 2009, we did not record fuel expense and the related revenue for the American and Delta operations, respectively.  We also did not pay for or record fuel expense and the related revenue for Continental or US Airways operations.  United has continued to increase the portion of flying for which they pay directly.  These decreases were partially offset by fuel expense of $144.9 million related to Midwest and Frontier operations.  The cost per gallon for fuel used in the branded operation was $2.15 in 2009.  The unit cost decreased to 1.38¢ in 2009 compared to 2.48¢ in 2008.

Landing fees and airport rents increased by 61.8%, or $37.0 million, to $96.9 million in 2009 compared to $59.9 million in 2008.  This was due to the acquisition of Frontier and Midwest during the year, which accounted for $34.3 million of additional expense in 2009.  Our fixed-fee agreements provide for a direct reimbursement of landing fees.  The unit cost was 0.57¢ in 2009 compared to 0.45¢ in 2008.

Aircraft and engine rent increased by 16.8%, or $22.6 million, to $156.8 million in 2009 compared to $134.2 million in 2008.   Midwest and Frontier accounted for additional expense of $37.7 million.  This was partially offset by a decrease in rents on the CRJ aircraft of $15.1 million.  The unit cost decreased to 0.92¢ for 2009 compared to 1.02¢ for 2008.

Maintenance and repair expenses increased by 24.8%, or $42.1 million, to $211.5 million in 2009 compared to $169.4 million for 2008 due mainly to the acquisition of Midwest and Frontier and engine limited life parts for the fixed-fee small jets.  Midwest and Frontier maintenance expenses for the year were $24.2 million.  The fixed-fee maintenance expenses increased for the large jets due mainly to a 17% increase in block hours, or a $31.5 million increase in expense, offset by a decrease in small jet expenses of $4.5 million that includes $11.7 million of engine limited life parts.  The unit cost decreased to 1.24¢ in 2009 compared to 1.28¢ in 2008.

Insurance and taxes increased 9.0%, or $2.3 million, to $28.1 million in 2009 compared to $25.8 million in 2008. Midwest and Frontier expenses are $6.3 million, which is offset by decreases on the fixed-fee operations for property taxes of $3.1 million and liability insurance of $0.6 million.  Our fixed-fee agreements generally provide for a direct reimbursement of insurance and property taxes.  The unit cost decreased to 0.16¢ in 2009 compared to 0.20¢ in 2008.

Depreciation and amortization increased 22.8%, or $30.4 million, to $163.6 million in 2009 compared to $133.2 million in 2008 due mainly to $22.1 million of depreciation from Midwest and Frontier.  Additionally, depreciation on EJet aircraft increased on aircraft purchased during 2008 and 2009. The unit cost decreased to 0.96¢ in 2009 compared to 1.01¢ in 2008.

Promotion and sales expenses of $36.3 million were included as a result of the acquisitions of Midwest, Mokulele, and Frontier to our branded services.  All of these expenses relate to the branded operations only.  The unit cost was 0.21¢ in 2009.

Goodwill impairment and other impairment charges of $122.6 million in 2009 is primarily a result of goodwill impairment during the first quarter from the fixed-fee services as well as goodwill impairment during the fourth quarter that was generated from the acquisition of Midwest.  The unit cost was 0.71¢ in 2009.

The gain on bargain purchase of $203.7 million is related to the acquisition of Frontier.  The unit benefit was 1.19¢.

Other expenses increased 47.4%, or $57.8 million, to $179.8 million in 2009 from $122.0 million in 2008.  Of the increase, $58.0 million related to expenses from Frontier and Midwest.  The unit cost increased to 1.05¢ in 2009 compared to 0.92¢ in 2008.

Interest expense increased 10.0% or $13.1 million, to $145.0 million in 2009 from $131.9 million in 2008 primarily due to $12.6 million of expense from Midwest and Frontier. The unit cost decreased to 0.85¢ in 2009 compared to 1.00¢ in 2008.

We incurred income tax expense of $99.8 million during 2009, compared to $52.8 million in 2008. The effective tax rates for 2009 and 2008 were 73.3% and 38.4%, respectively, which were higher than the statutory rate due primarily to the non-deductible goodwill impairment in 2009 and state income taxes and non-deductible meals and entertainment expense, primarily for our flight crews in 2009 and 2008.

2008 Compared to 2007

Operating revenue in 2008 increased by 14.5%, or $187.1 million, to $1.48 billion compared to $1.29 billion in 2007. Excluding reimbursement for fuel expense, which is a pass-through cost to our Partners, fixed-fee service revenues increased 15.6% for 2008.  The increase was due primarily to fixed-fee revenue earned from the addition of 26 E175 aircraft that were placed into service throughout 2008.  Partially offsetting this increase was the removal of fifteen 37-seat aircraft from Delta, seven 50-seat aircraft from Continental and two 37-seat aircraft from charter operations.  These aircraft, which are being sold or returned to the lessor, were removed during the last six months of 2008.

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

Liquidity and Capital Resources

2009 compared to 2008

As of December 31, 2009, we had total cash of $350.2 million of which $157.5 million was unrestricted.  At December 31, 2009, we had a working capital deficit of $155.2 million.   The Company currently anticipates that its unrestricted cash on hand, the cash generated from operations, and other financings will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

Working capital deficits are customary for airlines since the air traffic liability and a portion of the deferred frequent flyer revenue are classified as current liabilities.  Our liquidity depends to a large extent on the financial strength of our Partners in relation to our fixed-fee business  and the number of passengers who fly in our branded passenger service, the fares they pay, our operating and capital expenditures, our financing activities, the amount of cash holdbacks imposed by our credit card processors, and the cost of fuel.  We cannot predict what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as volatile fuel prices, the economic recession, the global credit and liquidity crisis, weather-related disruptions, the impact of airline bankruptcies or consolidations, U.S. military actions or acts of terrorism.

Net cash provided by operating activities was $168.6 million in 2009 compared to $242.3 million in 2008.  The $73.7 million decrease in operating cash flows is primarily attributable to the lower operating margin associated with our branded operations and the related reductions in our net income period over period of $44.9 million.

Net cash provided by (used in) investing activities was $3.4 million in 2009 compared to ($81.9) million in 2008.  During 2009, the Company acquired and debt financed 3 E175 aircraft and 10 E190 aircraft.  The total debt related to these aircraft of $280.0 million was obtained from banks at terms of 10 to 15 years and fixed interest rates ranging from 2.80% to 2.94% and variable rates at LIBOR plus a margin.  Cash used in the acquisition of aircraft and other equipment, net of aircraft deposits totaled $25.5 million in 2009 and $59.2 million in 2008.  The Company has lease financed all other aircraft deliveries during 2009.  The Company received proceeds from the sale of its E135 assets and other equipment totaling $72.9 million in 2009 compared to $52.9 million in 2008.  Additionally, the Company funded notes receivable of approximately $61.1 million (to Frontier, US Airways, Midwest, and Mokulele) in 2009 compared to $55 million in 2008.  Additionally, the Company acquired new businesses Midwest and Frontier, net of cash acquired totaling $23.3 million.

Net cash used in financing activities was $144.1 million in 2009 compared to $194.7 million in 2008.  During 2009, the Company received proceeds of $75.1 million from the refinancing of aircraft and issuance of debt compared to $6.7 million in 2008.  During 2009, the Company made principal repayments of $145.7 million and retired $70.9 million of aircraft debt totaling $216.6 million compared to repayments of $113.6 million and retirements of $50.0 million totaling $163.6 million in 2008.  During the prior year, the Company repurchased $39.4 million of treasury stock and there were no treasury stock repurchases in 2009.

2008 compared to 2007

Net cash provided by operating activities was $242.3 million in 2008 compared to $280.5 million in 2007.  The decrease of $38.2 million is primarily attributable to the receipt of cash from the sale of the Company’s $44.6 million Delta pre-petition claim in 2007 offset by an increase in cash used for working capital needs of $11.3 million.

Net cash used in investing activities was $81.9 million in 2008 compared to $76.5 million in 2007.  During 2008, the Company acquired and debt financed 26 E175 aircraft.  The total debt related to these aircraft of $526.2 million was obtained from banks at terms of 5 to 15 years and interest rates ranging from 2.73% to 6.91%.  Cash used in the acquisition of aircraft and other equipment, net of aircraft deposits totaled $59.2 million in 2008 and $40.9 million in 2007.  The Company received proceeds of $52.9 million in 2008 and $15.8 million in 2007 from the sale of aircraft and other equipment.  The increase of $37.1 million is primarily related to the increase in proceeds from the sale of two E135 aircraft in 2008.  In addition, the Company originated loans to Frontier Airlines, Midwest, Mokulele and US Airways totaling $55.0 million in 2008.

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

Other liquidity initiatives

The Company has contracts with bankcard processors that require full collateralization of bankcard funds equal to the air traffic liability associated with the estimated amount of bankcard transactions plus related passenger taxes.  As of December 31, 2009 that amount totaled $159.7 million.

On October 30, 2009, the Company entered into a credit agreement with Airbus Financial Services (“Airbus”).  In accordance with the agreement, Airbus provided a $25 million term loan to Frontier.  The loan is scheduled to be repaid in twelve quarterly installments with interest beginning in January 2010.  Interest on the note is the three-month LIBOR rate plus a margin and the note is secured by certain assets of Frontier.

The Company has co-branded credit card arrangements with MasterCard issuing banks.  One of the affinity credit card agreements provides the Company with a fixed fee for each new account, which varies based on the type of account, and a percentage of the annual renewal fees that the bank receives.  The Company receives an increased fee for new accounts it solicits.  The Company also receives fees for the purchase of frequent flier miles awarded to the credit card customers. During 2009, the Company amended this agreement whereas the credit card company agreed to pre-purchase miles.  In October 2009, the Company received $35 million in cash from the bank related to its pre-purchase of miles.   These fees are to be used to compensate the Company for fees otherwise earned under the agreement.  In addition, the Company will pay to the bank interest on the value of the outstanding pre-purchased miles at an adjustable rate of LIBOR plus a margin.  This purchase is recorded as debt in the consolidated balance sheet.

We are required to comply with certain financial covenants under certain of our financing arrangements.  We are required to maintain a certain level of minimum unrestricted cash and maintain certain cash flow and working capital covenants.

As of December 31, 2009, we were in compliance with all our covenants, however, we believe it is probable that we will be unable to comply with certain of these covenants during 2010.  We are currently in discussions to renegotiate these covenants, however, our ability to renegotiate or obtain a waiver of, or otherwise mitigate, the impact of a default, could potentially provide for the accelerated repayment of principal totaling approximately $25 million and the discontinuation of the monthly pre-purchase of airline miles from our affinity card provider, which totals approximately $2.9 million per month.   If we are unable to successfully renegotiate the covenants, of which there can be no assurance or if a default were to occur and we were unable to obtain a waiver, or otherwise mitigate the impact of a default, our financial condition and liquidity could be materially and adversely affected.

Letters of Credit

As we enter new markets, increase the amount of space we lease, or add leased aircraft, we are often required to provide the airport authorities and lessors with a letter of credit.  We also provide letters of credit for our workers’ compensation insurance.  As of December 31, 2009, we had outstanding letters of credit totaling $31.8 million, all of which are cash collateralized.

Hedging Transactions

Our fuel hedge contracts are comprised of purchased call option agreements.   Under a purchased call option agreement, we have the right to buy a certain quantity of fuel from the writer of the option, at a specified price (the strike price) up to a specified date (the expiration date).  These fuel hedges have been designated as trading instruments and as such, realized and mark to market adjustments are included in aircraft fuel expense.  Our results of operations for the year ended December 31, 2009 include non-cash mark to market derivative losses of $0.1 million.  We paid $3.3 million in fuel hedge premiums and had cash settlement receipts for fuel derivative contracts of $3.6 million.

We entered into the following call agreements prior to December 31, 2009 which are still outstanding:

Date	Product	Notional volume (gallons per month)	Period covered	Price (per gallon or barrel)	Percentage of estimated fuel purchases
7-Dec-09	Gulf Coast Jet A	2,856,000	Q2 2010	$2.34/gallon	14.3%
7-Dec-09	Gulf Coast Jet A	2,940,000	Q3 2010	$2.43/gallon	14.3%

We entered into the following call agreements subsequent to December 31, 2009 for the second and third quarters of 2010:

Date	Product	Notional volume (gallons per month)	Period covered	Price (per gallon or barrel)	Percentage of estimated fuel purchases
13-Jan-10	Gulf Coast Jet A	2,100,000	Q2 2010	$2.34/gallon	10.5%
13-Jan-10	Gulf Coast Jet A	2,100,000	Q3 2010	$2.43/gallon	10.2%
5-Feb-10	Gulf Coast Jet A	2,100,000	Q3 2010	$2.23/gallon	10.2%
5-Feb-10	Gulf Coast Jet A	2,100,000	Q4 2010	$2.23/gallon	10.3%

Aircraft Leases and Other Off-Balance Sheet Arrangements

We have significant obligations for aircraft and engines that are classified as operating leases and, therefore, are not reflected as liabilities on our balance sheet. Aircraft leases expire between 2010 and 2024. As of December 31, 2009, our total mandatory payments under operating leases for aircraft aggregated approximately $1.58 billion and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $233.1 million. Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. The leases expire through 2033. As of December 31, 2009, our total mandatory payments under other non-cancelable operating leases aggregated approximately $206.3 million. Total minimum annual other rental payments for the next 12 months are approximately $44.5 million.

Purchase Commitments

As of December 31, 2009, the Company had firm orders to purchase eight A320 aircraft that have scheduled delivery dates beginning in February 2013 and continuing through November 2014. The current total list price of the eight aircraft is $349.0 million.  During the year ended December 31, 2009, the Company made aircraft deposits in accordance with the aircraft commitments of $5.5 million. The Company also has a commitment to acquire eight spare aircraft engines with a current list price of approximately $41.9 million.  The Company expects to take delivery of three engines per year during 2010 and 2011 and two engines in 2012.  These commitments are subject to customary closing conditions.

We expect to fund future capital and funding commitments through internally generated funds, third-party aircraft financings, and debt and other financings.

Our contractual obligations and commercial commitments at December 31, 2009, include the following (in thousands):

	Payments Due By Period
				Beyond
	2010	2011-2012	2013-2014	2014	Total
Long-term debt (including interest)	$372,046	$688,375	$720,558	$1,909,320	$3,690,299
Operating leases	277,632	472,084	435,426	598,483	1,783,625
Tax liability for uncertain tax positions	-	-	-	6,268	6,268
Debt or lease financed aircraft plus rotables under purchase obligations (8)	-	31,590	329,353	-	360,943
Engines under firm orders (8)	15,580	17,246	9,092	-	41,918
Other long-term commitments	16,782	29,395	27,172	-	73,349

Total contractual cash obligations	$682,040	$1,238,690	$1,521,601	$2,514,071	$5,956,402

The Company has maintenance agreements for engines, auxiliary power units (“APU”) and other airframe components for our CRJ-200 aircraft that cover the aircraft during the short-term leases, all of which expire by March 2010.  For E140/145 aircraft, the Company has agreements to maintain the engines, APUs, avionics and wheels and brakes through October 2012, June 2013, December 2014 and June 2014, respectively.  For E170/175 aircraft, the Company has agreements to maintain the avionics, wheels and brakes, APUs and engines through December 2014, February 2017, July 2019, and December 2014, respectively. Under these agreements, the Company is charged for covered services based on a fixed rate for each flight hour or flight cycle accumulated by the engines or airframes in our service during each month. The rates are subject to annual revisions, generally based on certain Bureau of Labor Statistics' labor and material indices.  The Company believes these agreements, coupled with our ongoing maintenance program, reduce the likelihood of unexpected levels of engine, APU, avionics and wheels and brakes maintenance expense during their term.

While the Company does not have long term maintenance agreements for Airbus and Q400 fleets, it has made significant deposits with the aircraft lessors for future maintenance events which will reduce future cash requirements.  As of December 31, 2009 we had maintenance deposits of $143.9 million.

Total payments under these long-term maintenance agreements were $96.0 million, $101.9 million, and $76.8 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

Cash payments for interest were approximately $134.8 million in 2009. Tax payments in 2009 were not significant and we are not expecting significant tax payments in 2010.

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

•
Revenue Recognition (Fixed-fee service) – Under our fixed-fee arrangements with our Partners, the Company receives fixed-fees for our capacity purchase agreements, as well as reimbursement of specified “pass-through” costs on a gross basis with additional possible incentives from our Partners for superior service. These revenues are recognized in the period the service is provided, and we perform an estimate of the profit component based upon the information available at the end of the accounting period.

The reimbursement of specified costs, known as “pass-through costs”, may include aircraft ownership cost, passenger liability and hull insurance, aircraft property taxes, fuel, landing fees and catering. All revenue recognized under these contracts is presented at the gross amount billed for reimbursement.

Under the Company’s code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  The Company has concluded that a component of its fixed-fee service revenues under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during 2009, 2008 and 2007 was $358.2 million, $348.4 million, and $310.3 million, respectively, and has been included in fixed-fee service revenues in the Company’s consolidated statements of income.

Revenue Recognition (Passenger Service) –Passenger service revenues are recognized when the transportation is provided or after the tickets expire (which is either immediately upon the scheduled departure of the flight or up to thirteen months after the date of issuance depending on the type of ticket purchased), and are net of excise taxes, passenger facility charges and security fees.  Passenger service revenues that have been deferred are included in the accompanying consolidated balance sheets as air traffic liability.    Included in passenger service revenue are change fees imposed on passengers for making schedule changes to non-refundable tickets.  Change fees are recognized as revenue at the time the change is made for the passenger as these fees are a separate transaction that occur subsequent to the date of the original ticket sale.  Certain passenger tickets include a bundle of services such as bag fees and other buy-on-board services and these revenues are included in passenger service revenue as part of the bundled ticket price.  During the year ended December 31, 2009, no unused tickets were recognized as revenue since the air traffic liability was recorded at fair value as of July 31, 2009 for Midwest and October 1, 2009 for Frontier, which included the impact of estimated breakage.

The Company is required to charge certain taxes and fees on passenger tickets.  These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign arrival and departure taxes.  These taxes and fees are legal assessments on the customer, for which the Company has an obligation to act as a collection agent.  Because the Company is not entitled to retain these taxes and fees, such amounts are not included in passenger service revenue.  The Company records a liability when the amounts are collected and reduces the liability when payments are made to the applicable government agency or operating carrier.

•
Frequent Flyer Programs—The Company has frequent flyer programs that offer incentives to travel on its airlines and promote customer loyalty.  The programs allow participants to earn mileage credits by flying on Midwest or Frontier as well as participating airlines and through participating companies, such as credit card companies, hotels, and car rental agencies.  The Company also sells mileage credits to other airlines and to nonairline businesses.  The mileage credits may be redeemed for free air travel on Midwest, Frontier, or other airlines, as well as hotels, rental cars, and other awards.

Mileage Credits – The Company has agreements with its co-branded credit card partner that requires its partner to purchase miles as they are awarded to the co-branded partner cardholders.  The air transportation element for the awarded miles are included in deferred frequent flyer revenue at the estimated fair value of the air transportation element and the residual marketing element is recorded as other revenue when the miles are awarded.  The deferred frequent flyer revenue is subsequently recognized as passenger service revenue when the transportation is provided.

Earned Mileage Credits – The Company also defers the portion of the sales proceeds that represents the estimated fair value of the air transportation for mileage credits awarded and recognizes that amount as passenger service revenue when the mileage credit is redeemed and the transportation is provided.  The fair value of the air transportation component is determined utilizing the deferred revenue method as further described below.  The initial revenue deferral is presented as deferred frequent flyer revenue in the consolidated balance sheets.  When recognized, the revenue related to the air transportation component is classified as passenger service revenue in the Company’s consolidated statements of income.

The Company’s accounting policy for its frequent flyer program is the deferred revenue method.  The deferred revenue method is to record the frequent flyer obligation by allocating an equivalent weighted-average ticket value to each outstanding mile based on projected redemption patterns for available award choices when such miles are consumed.  Such value is estimated assuming redemptions on our branded airlines, other airlines, and other redemption choices and by estimating the relative proportions of awards to be redeemed by class of service and redemption choices.  The estimation of the value of each award mile requires the use of several significant assumptions for which significant management judgment is required.  For example, management must estimate how many miles are projected to be redeemed on the Company’s airlines versus on other airline partners.  Since the equivalent ticket value on miles redeemed on our brands and on other carriers can vary greatly, this assumption can materially affect the calculation of the weighted-average ticket value from period to period.

Management must also estimate the expected redemption patterns of Midwest and Frontier customers who have a number of different award choices when redeeming their miles, each of which can have materially different estimated values. Such choices include different classes of service and award levels.  Customer redemption patterns may also be influenced by program changes, which occur from time to time, introducing new award choices or making material changes to the terms of existing award choices.  Management must often estimate the probable impact of such program changes on future customer behavior, which requires the use of significant judgment.  Management uses historical customer redemption patterns as the best single indicator of future redemption behavior in making its estimates, but changes in customer mileage redemption behavior patterns, which are not consistent with historical behavior can result in historical changes to deferred frequent flyer revenue balances and to recognized revenue.

The Company measures its deferred revenue obligation using all awarded and outstanding miles, regardless of whether or not the customer has accumulated enough miles to redeem an award.  Eventually these customers will accumulate enough miles to redeem awards, or their account will deactivate after a period of inactivity, in which case the Company will recognize the related revenue when the miles expire as passenger service revenue.

Current and future changes to the expiration policy, or to program rules and program redemption opportunities, may result in material changes to the deferred frequent flyer revenue balance as well as recognized revenue from the program.

The Company also sells points in its frequent flyer programs to third parties.  The travel portion of the sale is recognized as part of the deferred frequent flyer revenue liability.  The remaining portion, referred to as the marketing component, is recognized as Cargo and Other Revenue in the month the miles are sold.

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

•
Impairments to Long-Lived Assets. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. We review, at least annually, the estimated useful lives and residual values for our definite lived assets.  As a result of the Company’s annual impairment test for the indefinite-lived other intangible assets the Company recorded an impairment for the trade names.  The calculation of the fair value of the trade names was determined primarily using a discounted cash flow analysis.  Management determined that this fair value measurement would be classified as Level 3 in the fair value hierarchy.  These trade names are included in the Branded reportable operating segment. The Company also recorded an impairment for other indefinite-lived intangible assets that were included in the Fixed-fee reportable operating segment. These impairment losses are include in other impairment loses in the consolidated statements of income.

•
Impairments to Goodwill.  Goodwill is required to be tested for impairment at the reporting unit level on an annual basis and between annual tests if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.  The following table reflects the changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 (in thousands):

	Gross Carrying
	Amount	Impairment	Net
Balance at January 1, 2008 and December 31, 2008	$13,335	$-	$13,335

Impairment	-	(13,335)	(13,335)
Midwest Acquisistion	100,424	(100,424)	-

Balance at December 31, 2009	$113,759	$(113,759)	$-

During 2008 and prior to the acquisition of Midwest in July 2009, the Company had one reporting unit and all of the goodwill of $13.3 million was assigned to that unit.

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

During the first quarter of 2009, the Company performed an interim test of its goodwill.  Factors deemed by management to have collectively constituted a potential triggering event included record high fuel prices, a softening US economy and the differences between market capitalization of our stock as compared to the book value of equity.  As a result of the testing, the Company determined that the goodwill was completely impaired and recorded an impairment charge during the first quarter of 2009 to write-off the full value of goodwill.

The Company’s acquisition of Midwest resulted in approximately $100.4 million of goodwill which was assigned to the Company’s branded operations reporting unit.  As of December 31, 2009, the Company performed its annual assessment of the recoverability of its goodwill.  The branded operations reporting unit book value of invested capital exceeded its fair value by approximately $200 million.  The Company determined the fair value of the branded invested capital utilizing the income, market, and cost approach.  The Company's fair value calculations for goodwill are classified within Level 3 of the fair value hierarchy as defined in ASC Topic 820, Fair Value Measurements and Disclosures.  As a result of failing Step One, the Company was required to perform Step Two of the ASC Topic 350 goodwill impairment testing methodology.

In Step Two of the impairment testing, the Company determined the implied fair value of goodwill of the reporting unit by allocating the fair value of the reporting unit determined in Step One to all the assets and liabilities of the reporting unit.  The Company utilized its recent valuations of tangible and intangible assets related to the branded operations reporting unit to determine the fair value assets and liabilities.  As a result of the Step Two testing, the Company determined that goodwill was impaired and recorded a full impairment charge on December 31, 2009, the Company’s annual assessment date.  In addition, as a result of the Step Two analysis the Company reduced the value of its tradenames allocated to the branded operations reporting unit by $6.8 million.

Factors attributable to the impairment of goodwill and intangible assets consisted of the following: increased competition in our key markets including Denver and Milwaukee, current economic conditions and forecasts within the United States, volatility of fuel prices, and other related factors.

•
Aircraft Maintenance and Repair. The Company charges expenses as incurred under the direct expense method. Engines and certain airframe component overhaul and repair costs are subject to power-by-the-hour contracts with external vendors and are expensed as the aircraft are flown.  As a result of the acquisition of Frontier, the Company acquired deposits related to leased aircraft at Frontier.  The Company has determined that it is probable that all maintenance deposits will be refunded through qualifying maintenance activities.  Maintenance deposits for the five leased Q400 Lynx Aviation aircraft are fully refundable if all return conditions are satisfied and the Company is not in default under the terms of the agreement.   Deposits are reimbursed based on the specific event for each specified deposit, as determined by the lease. The projected ultimate cost was based on actual historical repair invoices as well as estimates.  This analysis was performed by lease and by deposit type. As of December 31, 2009, the Company anticipates no unused excess amounts to be expensed based on this analysis.  The Company will continue to evaluate whether it is probable the deposits will be returned to reimburse the costs of the maintenance activities incurred.  As the Company makes future payments, if the deposits are less than probable of being returned, they will be recognized as additional expense at that time.

•
Income Taxes. The Company has generated significant net operating losses (“NOLs”) for federal income tax purposes primarily from accelerated depreciation on owned aircraft.  Certain of our NOLs generated prior to July 2005 and acquired from Midwest and Frontier are subject to an annual limitation under Internal Revenue Code Section 382 (“IRC 382”). The annual limitation is based upon the enterprise value of the Company on the IRC 382 ownership change date multiplied by the applicable long-term tax exempt rate. If the utilization of deferred tax assets, and other carry forwards becomes uncertain in future years, we will be required to record a valuation allowance for the deferred tax assets not expected to be utilized.

•
Intangible Assets - Commuter Slots. The Company acquired commuter slots during 2005 at the New York-LaGuardia and Ronald Reagan Washington National airports from US Airways.  The licensing agreement with the Company and US Airways for the LaGuardia commuter slots expired on December 31, 2006, but we maintain a security interest in the LaGuardia slots if US Airways fails to perform under the current licensing agreement. The estimated useful lives of these commuter slots were determined based upon the period of time cash flows are expected to be generated by the commuter slots and by researching the estimated useful lives of commuter slots or similar intangibles by other airlines. In addition, an estimated residual value was determined using estimates of the expected fair value of the commuter slots at the end of the expected useful life. The residual value will be assessed annually for impairment. The estimated useful lives are also reviewed annually.

As a result of the acquisitions of Frontier and Midwest during the year ended December 31, 2009, the Company acquired slots at the New York, LaGuardia, Ronald Reagan Washington National and Newark Liberty International airports.  Management concluded these slots were indefinite lived assets given the nature of the assets and existing and pending legislation regarding slots at the aforementioned airports.

Quarterly Information (unaudited)

The following table sets forth summary quarterly financial information for the years ended December 31, 2009 and 2008.

	Quarters Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands, except net income per share)
2009
Operating revenues	$325,305	$319,962	$359,627	$637,324
Operating income	44,767	53,638	36,595	136,400
Net income of the Company	2,160	14,117	3,271	20,107
Net income per share:
Basic	$0.06	$0.41	$0.09	$0.58
Diluted	$0.06	$0.41	$0.09	$0.55
Weighted average number of shares outstanding:
Basic	34,448,683	34,448,683	34,448,683	34,598,683
Diluted	34,448,683	34,448,683	34,528,690	37,217,661

2008
Operating revenues	$363,883	$391,372	$385,248	$339,252
Operating income	65,813	65,761	60,204	63,317
Net income of the Company	20,151	28,431	17,007	18,992
Net income per share:
Basic	$0.56	$0.82	$0.50	$0.56
Diluted	$0.55	$0.81	$0.50	$0.56
Weighted average number of shares outstanding:
Basic	36,237,981	34,854,532	34,169,104	34,174,167
Diluted	36,561,294	34,977,671	34,169,104	34,174,167

New Accounting Standards

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

Effective January 1, 2009, the Company adopted the revision to ASC Topic 810-10, “Consolidation,” which revised the Topic to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  In addition, ASC Topic 260-10, “Earnings per Share,” was revised so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued.  The adoption of this ASC Topic had no impact on the consolidated financial statements and was applied during 2009 for the noncontrolling interest from the Mokulele acquisition.

In June 2009, the FASB issued ASC Topic 105, “Generally Accepted Accounting Principles,” as the authoritative source of generally accepted accounting principles in the United States.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants.  ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of the ASC Topic did not have an impact on the Company’s financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards.

In October 2009, the FASB issued an Accounting Standards Update (ASU No. 2009-13) pertaining to multiple-deliverable revenue arrangements. The new guidance will affect accounting and reporting for companies that enter into multiple-deliverable revenue arrangements with their customers when those arrangements are within the scope of ASC 605-25 “Revenue Recognition – Multiple Element Arrangements”.  The new guidance will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  The new guidance will be effective for the Company prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011, with early adoption permitted. We are currently evaluating the impact that ASU No. 2009-13 will have on our consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, which revised the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition, except the Company no longer needs to disclose the date subsequent events are evaluated through.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have been and are subject to market risks, including commodity price risk (such as, to a limited extent, aircraft fuel prices) and interest rate risk.

Interest Rates

Our earnings can be affected by changes in interest rates due to amount of cash and securities held and variable rate debt. At December 31, 2009, approximately $506.8 million of our outstanding debt was at variable interest rates.  However, at December 31, 2008 and 2007 all of our long-term debt was fixed rate debt.  A one hundred basis point change in the LIBOR rate would increase or decrease interest expense by $5.1 million.

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

Aircraft Fuel Price Risk

Our results of operations are materially impacted by changes in aircraft fuel prices. In an effort to manage our exposure to this risk, we periodically purchase call options on crude oil. We do not hold or issue any derivative financial instruments for trading purposes. These fuel hedges do not qualify for hedge accounting, and, as such, realized and unrealized non-cash mark-to-market adjustments are included in aircraft fuel expense.  A one dollar change in price per barrel of crude oil will increase or decrease our fuel expense by $5.7 million.  A one-cent change in the cost of each gallon of fuel would impact our pre-tax income by approximately $2.4 million per year based on our current fleet and aircraft fuel consumption.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Republic Airways Holdings Inc.
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of Republic Airways Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009.  We have also audited the internal control over financial reporting of the Company as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A, management excluded from its assessment the internal control over financial reporting at Midwest Air Group, Inc. and subsidiaries (“Midwest”) and Frontier Airlines Holdings, Inc. and subsidiaries (“Frontier”), which were acquired on July 31, 2009 and October 1, 2009, respectively, and whose financial statements constitute collectively 28% and 26%, respectively, of total assets and revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2009. Accordingly, our audit did not include the internal control over financial reporting at Midwest and Frontier. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements including examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Republic Airways Holdings Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, substantially all fixed-fee service revenues are derived from code-share agreements with US Airways, Inc., Delta Air Lines, Inc., AMR Corp., the parent of American Airline, Inc., United Air Line, Inc., and Continental Airlines, Inc.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
March 16, 2010

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008
(In thousands, except share and per share amounts)

	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$157,532	$129,656
Restricted cash	192,700	1,209
Receivables—net of allowance for doubtful accounts of $743 and $2,054, respectively	69,510	25,303
Inventories—net	81,391	51,885
Prepaid expenses and other current assets	42,568	17,924
Notes receivable—net	-	54,394
Assets held for sale	25,649	82,959
Deferred income taxes	21,023	7,406

Total current assets	590,373	370,736
Aircraft and other equipment—net	3,418,160	2,692,410
Maintenance deposits	143,868	438
Other intangible assets—net	166,025	48,276
Other assets	132,046	111,383
Goodwill	-	13,335

Total	$4,450,472	$3,236,578

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$243,259	$196,301
Accounts payable	106,178	33,042
Air traffic liability	138,242	-
Deferred frequent flyer revenue	46,213	-
Accrued liabilities	211,632	126,742

Total current liabilities	745,524	356,085
Long-term debt—less current portion	2,546,160	2,081,544
Deferred frequent flyer revenue	108,545	-
Deferred credits and other non current liabilities	97,788	89,182
Deferred income taxes	434,575	233,828

Total liabilities	3,932,592	2,760,639

Commitments and contingencies

Republic Airways Holdings Inc. Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued	-	-
or outstanding
Common stock, $.001 par value; one vote per share; 150,000,000 shares authorized;	44	44
43,931,116 and 43,781,116 shares issued and 34,598,683 and 34,448,683 shares outstanding, respectively
Additional paid-in capital	299,257	297,376
Treasury stock, 9,332,433 shares at cost	(181,820)	(181,820)
Accumulated other comprehensive loss	(2,172)	(2,577)
Accumulated earnings	402,571	362,916

Total Republic Airways Holdings Inc. stockholders' equity	517,880	475,939
Noncontrolling interests in Mokulele Flight Service, Inc. ("MFSI")	-	-

Total equity	517,880	475,939

Total	$4,450,472	$3,236,578

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS, INC. AND SUBSIDIAIRES
CONSOLIDATED SATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
(In thousands, except per share amounts)

	2009	2008	2007
OPERATING REVENUES:
Fixed-fee service	$1,180,209	$1,462,211	$1,274,607
Passenger service	389,653	-	-
Cargo and other	72,356	17,544	18,070

Total operating revenues	1,642,218	1,479,755	1,292,677

OPERATING EXPENSES:
Wages and benefits	342,364	252,336	226,521
Aircraft fuel	236,620	327,791	296,573
Landing fees and airport rents	96,915	59,891	53,684
Aircraft and engine rent	156,773	134,206	124,961
Maintenance and repair	211,503	169,425	130,237
Insurance and taxes	28,105	25,793	19,039
Depreciation and amortization	163,584	133,206	106,594
Promotion and sales	36,265	-	-
Goodwill impairment	113,759	-	-
Other impairment charges	8,800	-	-
Gain on bargain purchase	(203,698)	-	-
Other	179,828	122,012	104,790

Total operating expenses	1,370,818	1,224,660	1,062,399

OPERATING INCOME	271,400	255,095	230,278

OTHER INCOME (EXPENSE):
Interest expense	(144,994)	(131,856)	(107,323)
Other-net	9,784	14,176	11,013

Total other income (expense)	(135,210)	(117,680)	(96,310)

INCOME BEFORE INCOME TAXES	136,190	137,415	133,968

INCOME TAX EXPENSE	99,805	52,835	51,210

NET INCOME	36,385	84,580	82,758
Add: Net loss attributable to noncontrolling interest in Mokulele Flight Service Inc.	3,270	-	-
NET INCOME OF THE COMPANY	$39,655	$84,580	$82,758

NET INCOME PER COMMON SHARE - BASIC	$1.15	$2.43	$2.05

NET INCOME PER COMMON SHARE - DILUTED	$1.13	$2.42	$2.02

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands)

		Republic Airways Holdings Inc. Stockholders
						Accumulated
	Other		Additional			Other
	Comprehensive	Common	Paid-In		Treasury	Comprehensive	Accumulated	Noncontrolling
	Income	Stock	Capital	Warrants	Stock	Loss	Earnings	Interest	Total
Balance at January 1, 2007		$43	$281,826	$8,574	$-	$(3,877)	$222,263	$-	508,829
Stock compensation expense			3,119						3,119
Exercise of employee stock options			8,182						8,182
Net income	$82,758						82,758		82,758
Treasury stock repurchases					(142,411)				(142,411)
Reclassification adjustment for loss realized on derivatives, net of tax	868					868			868
Cummulative effect of change in accounting principle (FIN 48)							(2,367)		(2,367)
Delta warrants surrender, net of tax				(8,574)			(24,318)		(32,892)
Comprehensive income	$83,626
Balance at December 31, 2007		43	293,127	-	(142,411)	(3,009)	278,336	-	426,086
Stock compensation expense			3,925						3,925
Exercise of employee stock options		1	324						325
Net income	$84,580						84,580		84,580
Treasury stock repurchases					(39,409)				(39,409)
Reclassification adjustment for loss realized on derivatives, net of tax	432					432			432
Comprehensive income	$85,012
Balance at December 31, 2008		44	297,376	-	(181,820)	(2,577)	362,916	-	475,939
Stock compensation expense			5,151						5,151
Decrease in Republic's APIC for purchase of Mokulele Flight Services, Inc. common stock from noncontrolling interest			(3,270)					3,270	-
Net income	$36,385						39,655	(3,270)	36,385
Reclassification adjustment for loss realized on derivatives, net of tax	405					405			405
Comprehensive income	$36,790
Balance at December 31, 2009		$44	$299,257	$-	$(181,820)	$(2,172)	$402,571	$-	$517,880

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands)

	2009	2008	2007
OPERATING ACTIVITIES:
Net income	$36,385	$84,580	$82,758
Adjustments to reconcile net income to net cash from operating activities:
Goodwill and other impairment charges	122,559	-	-
Gain on bargain purchase	(203,698)	-	-
Depreciation and amortization	163,584	133,206	106,594
Debt issue costs and other amortization	8,375	7,078	6,764
Curtailment gain and non-cash pension expense	(7,500)	-	-
Warrant amortization	(10,781)	(15,953)	102
Loss on aircraft and other equipment disposals	4,906	4,749	255
Realized gain on interest rate swap	-	(5,785)	-
Gain on extinguishment of debt	-	(5,980)	-
Stock compensation expense	5,151	3,925	3,119
Deferred income taxes	101,713	49,339	51,090
Other, net	1,397	(1,547)	(1,761)
Changes in certain assets and liabilities:
Restricted cash	9,604	-	-
Receivables	(4,260)	2,281	(7,944)
Inventories	(15,595)	(8,212)	(11,419)
Prepaid expenses and other current assets	(3,560)	(7,996)	1,554
Accounts payable	(6,309)	(2,158)	11,299
Air traffic liability	(15,692)	-	-
Deferred frequent flyer liability	7,548	-	-
Accrued liabilities	(13,695)	16,006	4,022
Deferred revenue (Delta pre-petition claim)	-	-	44,590
Other, net	(11,514)	(11,246)	(10,533)

Net cash from operating activities	168,618	242,287	280,490

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(39,997)	(127,832)	(99,545)
Proceeds from sale of aircraft and other equipment	72,869	52,945	15,798
Aircraft deposits	(5,506)	(20,884)	(51,414)
Aircraft deposits returned	14,459	68,623	58,681
Funding of notes receivable	(61,117)	(55,032)	-
Acquisition of Frontier, net of cash acquired	25,193	-	-
Acquisition of Midwest, net of cash acquired	(1,894)	-	-
Other, net	(622)	242	12

Net cash from investing activities	3,385	(81,938)	(76,468)

FINANCING ACTIVITIES:
Payments on debt	(145,709)	(113,565)	(93,475)
Proceeds from refinancing of aircraft and issuance of debt	75,123	6,700	-
Payments on early extinguishment of debt	(70,887)	(49,969)	-
Proceeds from exercise of stock options	-	325	8,182
Payments for debt issue costs	(2,654)	(4,564)	(7,842)
Proceeds on settlement of interest rate swaps	-	5,785	-
Purchase of treasury stock	-	(39,409)	(142,411)

Net cash from financing activities	(144,127)	(194,697)	(235,546)

Net changes in cash and cash equivalents	27,876	(34,348)	(31,524)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	129,656	164,004	195,528

CASH AND CASH EQUIVALENTS AT END OF YEAR	$157,532	$129,656	$164,004

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

1.	ORGANIZATION & BUSINESS

We are a Delaware holding company organized in 1996 that offers scheduled passenger services through our wholly-owned operating subsidiaries:  Chautauqua Airlines, Inc., (“Chautauqua Airlines”), Shuttle America Corporation (“Shuttle America”), Republic Airline Inc. (“Republic Airline”), Frontier Airlines, Inc., and Lynx Airlines, Inc. (“Lynx”).  The Company acquired Midwest Air Group, Inc. (“Midwest”) and Frontier Airlines Holdings, Inc. (“Frontier”) on July 31, 2009 and October 1, 2009, respectively.  On November 3, 2009, Midwest Airlines, Inc. ceased to exist as an actual operating airline and we allowed its Department of Transportation (“DOT”) air carrier operating certificate to lapse.  Midwest’s branding, livery and route structure are all operated by our other operating subsidiaries.  We plan to fully integrate the operations of Midwest and Frontier as promptly as is feasible, which we anticipate will be substantially completed by the end of 2010.  Unless the context indicates otherwise, the terms “the Company,” “we,” “us,” or “our,” refer to Republic Airways Holdings Inc. and our subsidiaries.

As of December 31, 2009, our operating subsidiaries offered scheduled passenger service on approximately 1,600 flights daily to 121 cities in 44 states, Canada, Mexico, and Costa Rica under branded operations as Frontier and Midwest, and through fixed-fee code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), Continental Airlines, Inc. (“Continental”), Delta Air Lines, Inc. (“Delta”),  United Air Lines, Inc. (“United”), and US Airways, Inc. (“US Airways”) (collectively referred to as our “Partners”). Currently, we provide our Partners with fixed-fee regional airline services, operating as AmericanConnection, Continental Express, Delta Connection, United Express, or US Airways Express, including service out of their hubs and focus cities.

The following table outlines the type of aircraft our subsidiaries operate and their respective operations within our business units as of December 31, 2009:

		Branded Operations	Fixed-Fee Code-Share Agreement Partners					Other	Number
Operating Subsidiaries	Aircraft Size	Frontier / Midwest	American	Continental	Delta	United	US Airways	Unallocated	of Aircraft
Chautauqua Airlines	37 to 50	6	15	22	24	7	9	4	87
Shuttle America	70 to 76	—	—	—	16	38	—	2	56
Republic Airline	70 to 99	27	—	—	—	—	58	—	85
Frontier	120 to 162	51	—	—	—	—	—	—	51
Lynx	74	11	—	—	—	—	—	—	11
Total number of operating aircraft		95	15	22	40	45	67	6	290

We have long-term, fixed-fee regional jet code-share agreements with each of our Partners that are subject to our maintaining specified performance levels. Pursuant to these fixed-fee agreements, which provide for minimum aircraft utilization at fixed rates, we are authorized to use our Partners' two-character flight designation codes to identify our flights and fares in our Partners' computer reservation systems, to paint our aircraft in the style of our Partners, to use their service marks and to market ourselves as a carrier for our Partners. Our fixed-fee agreements have historically limited our exposure to fluctuations in fuel prices, fare competition and passenger volumes. Our development of relationships with multiple major airlines has enabled us to reduce our dependence on any single airline, allocate our overhead more efficiently among our Partners and reduce the cost of our services to our Partners.

US Airways Code-Share Agreements

The code-share agreement for the E145 aircraft terminates in July 2014.  The code-share agreement for the E170/175 aircraft terminates in September 2015 with respect to the 20 E170 aircraft and eight of the E175 aircraft.   The remaining 30 E175 aircraft terminate 12 years from each aircraft’s in-service date and therefore would terminate from February 2019 to July 2020. US Airways may terminate the code-share agreements at any time for cause upon not less than 90 days notice and subject to our right to cure under certain conditions.

The American Code-Share Agreement

The term of the American code-share agreement continues until February 1, 2013. However, American may terminate the code-share agreement without cause upon 180 days notice, provided that such notice may not be given prior to September 30, 2011. If American terminates the code-share agreement without cause, we have the right to put the leases of the aircraft, or to sell the aircraft to American to the extent owned by us, used under the code-share agreement to American. The agreement may be subject to termination for cause prior to that date under various circumstances.

The Delta Code-Share Agreements

The code-share agreements for the E145 and E170/175 aircraft terminate in May 2016 and January 2019, respectively, subject to certain extension rights. Delta may terminate the code-share agreements at any time, with or without cause, if it provides us 180 days written notice, provided that such notice shall not be given prior to November 2009 for the E145 regional jet code-share agreement and July 2015 for the E170/175 regional jet code-share agreement. With the respect to the E145 agreement, if Delta chooses to terminate any aircraft early, it may not reduce the number of aircraft in service to less than 12 during the 12-month period following the 180 day initial notice period unless it completely terminates the code-share agreement. We refer to this as Delta's partial termination right.

If Delta exercises this right under either agreement or if we terminate either agreement for cause, we have the right to require Delta either to purchase, sublease or assume the lease of aircraft leased by us with respect to any of the aircraft we previously operated for Delta under that agreement.

The United Code-Share Agreements

The E170 code-share agreement terminates on June 30, 2019.  The E145 code-share agreement was terminated effective January 2010.  The E145 aircraft are being transitioned to our branded business unit or returned to lessor during the first quarter of 2010.  United has the option of extending the E170 agreement for five years or less.  In addition, the code-share agreements may be terminated under certain conditions.

United has a call option to assume our ownership or leasehold interest in certain aircraft if we wrongfully terminate the code-share agreements or if United terminates the agreements for our breach for certain reasons.

The Continental Code-Share Agreement

The CRJ-200 aircraft are operated under the agreement on terms generally equivalent to our CRJ-200 leases that vary from two to three years.  The remaining CRJ aircraft will come out of service in the first quarter of 2010 and be returned to the lessor.  The E145 aircraft have a term of three to five years.  Under certain conditions, Continental may extend the term on the aircraft up to five additional years.

Branded Operations

Our Midwest brand has a regional focus in Milwaukee and Kansas City, and our Frontier brand has a regional focus in Denver.  Our branded operations expose us to changes in passenger demand, fare competition and fluctuations in fuel prices.  Midwest is the largest carrier in Milwaukee, and Frontier is the second largest carrier in Denver.  Each brand has a significant base of frequent flyer members and strong support in their local communities.

During 2009, our operational fleet increased from 221 to 290 aircraft.  The acquisition of Frontier added 62 aircraft that are operated by Frontier and Lynx.  Additionally, during 2009, we took delivery of 11 E190 aircraft, which have been placed into branded service, three E175 aircraft, which were placed into service with Delta and six E135 aircraft which were placed into branded service.  We also returned 10 CRJ200 aircraft to the lessor and subleased three E145 aircraft offshore.

In order to simplify our fleet and reduce expenses, we expect to remove our Q400 and CRJ-200 fleets in 2010. The remaining seven CRJ-200 aircraft will be removed from service for Continental and returned to the lessor by April 2010 and we expect to reduce the operations on the Q400 aircraft in April 2010 and eliminate all Q400 flying by September 2010.

Concentrations

As of December 31, 2009, substantially all fixed-fee service revenues are derived from code-share agreements with US Airways, Delta, American, United, and Continental.  Termination of any of these code-share agreements could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

During the years ended December 31, 2009, 2008, and 2007, Delta was approximately 19%, 29% and 33%, US Airways was approximately 33%, 25%, and 22%, and United was approximately 29%, 21%, and 24% of the Company’s fixed-fee service revenue, respectively.

Frontier and Midwest operate primarily out of the Denver and Milwaukee airports with 95% of our flights originating or departing from the Milwaukee or Denver airports.  A reduction in the Company’s market share, increased competition, or reduced passenger traffic to or from these airports could have an adverse effect on our financial position and results of operations.  In addition, our dependence on a hub system operating out of these airports makes us more susceptible to adverse weather conditions and other traffic delays than some of our competitors that may be able to spread these traffic risks over larger route networks.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation—The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries, Chautauqua Airlines, Shuttle America, Republic Airline, Frontier and Midwest.  The Company’s financial statements include the results of operations and cash flows for Midwest and Frontier beginning August 1, 2009 and October 1, 2009, respectively.  The Company’s financial statements include the results of operations and cash flows for Mokulele Flight Services, Inc. (“MFSI or Mokulele”) beginning April 1, 2009 through October 16, 2009.  Intercompany transactions and balances are eliminated in consolidation.

Risk Management—As part of our risk management strategy, the Company periodically purchases crude oil option contracts in order to manage our exposure to the effect of changes in the price of aircraft fuel.  Prices for crude oil are normally correlated to aircraft fuel, making derivatives of crude oil effective at providing short-term protection against sharp increases in average fuel prices.  The Company does not hold or issue any derivative financial instruments for speculative trading purposes.  The Company chose not to designate these derivatives as hedges, and, as such, realized and unrealized mark-to-market adjustments are included in aircraft fuel expense in the consolidated statements of income.

The Company has recorded within accumulated other comprehensive loss settlements of derivative transactions from prior periods.  Such amounts are reclassified to interest expense over the term of the respective aircraft debt.  During 2009, 2008 and 2007, the Company reclassified $0.7 million, $0.7 million, and $0.8 million to interest expense, respectively. The Company expects to reclassify $0.6 million to interest expense for the year ending December 31, 2010.

In March 2008, in anticipation of financing the purchase of E175 aircraft on firm order with the manufacturer, the Company entered into 21 interest rate swap agreements for a notional amount of $420 million.  In April 2008, the Company terminated the interest rate swap agreements resulting in a gain and cash proceeds of $5.8 million, which is recorded in other income, net in the consolidated statement of income in 2008.

Cash and Cash Equivalents—Cash equivalents consist of money market funds and short-term, highly liquid investments with maturities of three months or less when purchased. Substantially all of our cash is on hand with three banks.

Supplemental Statement of  Cash Flow Information:

	Years ended December 31,
(amounts in 000's)	2009	2008	2007
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid-net of amount capitalized	$134,700	$122,355	$105,818
Income taxes paid-net of refunds	(319)	483	1,388
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Parts, training and lease credits received from aircraft manufacturer	(1,710)	(14,900)	(12,540)
Liabilities assumed in Mokulele transaction	9,300	-	-
Liabilities removed in Mokulele deconsolidation	6,800	-	-
Conversion of Mokulele note to equity	3,000	-	-
Liabilities assumed in Midwest acquisition	182,000	-	-
Liabilities assumed in Frontier acquisition	757,700	-	-
Convertible debt issued in Midwest acquisition	25,000	-	-
Frontier debtor-in-possession loan settled upon acquisition	43,104	-	-
US Airways note receivable and accrued interest applied to aicraft purchases	35,228	-	-
Aircraft, inventories, and other equipment purchased through direct financing arrangements	315,272	526,200	438,252
Engines received and not yet paid	8,124	6,283	3,281
Refinancing of aircraft	-	139,145	-
Fair value of warrants surrendered by Delta	-	-	49,103
Engines contributed in settlement of liability	6,400	-	-

Restricted Cash —Restricted cash primarily consists of funds held as collateral for bankcard and credit card processors and are invested in money market accounts or held by credit card processors directly.  These contracts with the processors require a holdback of funds equal to a certain percentage of the air traffic liability associated with the estimated amount of bankcard transactions. The Company also maintains restricted amounts for satisfying debt and lease payments due within the next year and certificates of deposit that secure certain letters of credit issued for workers compensation claim reserves and certain airport authorities.  Restricted cash is carried at cost, which management believes approximates fair value.  Restricted cash consisted of the following as of December 31, 2009 and 2008:

	December 31,
($ in 000's)	2009	2008
Funds held for holdback of customer sales	$159,704	$-
Funds held for cash supported letters of credit and deposits on charter flights	31,811	-
Other	1,185	1,209
Total	$192,700	$1,209

Inventories consist of spare parts and supplies, which are charged to expense as they are used in operations. Inventories are valued at the lower of cost or net realizable value using either the average cost or first-in first-out methods.  An allowance for obsolescence is provided to reduce inventory to estimated net realizable value. As of December 31, 2009 and 2008, this reserve was $5.8 million and $3.6 million, respectively.

Prepaid Expenses and Other Current Assets consist of prepaid expenses, primarily fuel, deposits, facility and engine rent, and commissions, and other current assets, primarily the fair value of derivative contracts.  Passenger traffic commissions are expensed when the transportation is provided and the related revenue is recognized.

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

Assets Held for Sale are reported at the lower of their carrying value or estimated fair value less costs to sell.  We expect to sell all such assets during the next twelve months.

Aircraft and Other Equipment is carried at cost. Incentives received from the aircraft manufacturer are recorded as reductions to the cost of the aircraft.  Depreciation for aircraft is computed on a straight-line basis, to an estimated residual value, over the estimated useful life of 16.5 to 25 years. Depreciation for other equipment, including rotable parts, is computed on a straight-line basis, to an estimated residual value, over the estimated useful lives of three to 25 years. Leasehold improvements are amortized over the expected life or lease term, whichever is shorter. Interest related to deposits on aircraft on firm order from the manufacturer is capitalized. The Company capitalized approximately $0.1 million, $2.2 million, and $4.1 million of interest for  the years ended December 31, 2009, 2008 and 2007, respectively.

Goodwill and Other Intangible Assets that have indefinite useful lives are not amortized but are tested if a triggering event occurred or at least annually for impairment.  Intangible assets that have finite useful lives are amortized over their useful lives to an estimated residual value and reviewed for impairment at least annually.  See Note 8, Other Intangible Assets and Note 9, Goodwill, for further information.

Other Assets consists primarily of prepaid aircraft rent, debt issue costs, and aircraft lease and other long-term deposits. Debt issue costs are capitalized and are amortized using the effective interest method, to interest expense over the term of the related debt.

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

Deferred Credits and Other Non Current Liabilities consist primarily of credits for parts and training from the aircraft and engine manufacturers, deferred gains from the sale and leaseback of aircraft and spare jet engines, unfavorable leases assumed from acquisitions of businesses, and deferred revenue from the Delta warrant surrender and pre-petition claim. Deferred credits are amortized on a straight-line basis as a reduction of aircraft or engine rent expense over the term of the respective leases.  The deferred revenue is amortized as an adjustment to fixed-fee services revenue based on the weighted average aircraft in service over the life of the Delta agreements.

Comprehensive Income—The Company reports comprehensive income in accordance with Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company had accumulated other comprehensive loss relating to treasury lock agreements of $2.2 million, $2.6 million, and $3.0 million, net of tax, at December 31, 2009, 2008 and 2007, respectively.

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

Aircraft Maintenance and Repair is charged to expense as incurred under the direct expense method. Engines and certain airframe component overhaul and repair costs are subject to power-by-the-hour contracts with external vendors and are expensed as the aircraft are flown.  As a result of the acquisition of Frontier, the Company acquired deposits related to leased aircraft at Frontier.  The Company has determined that it is probable that all maintenance deposits will be refunded through qualifying maintenance activities.  Maintenance deposits for the five leased Q400 Lynx Aviation aircraft are fully refundable if all return conditions are satisfied and the Company is not in default under the terms of the agreement.   Deposits are reimbursed based on the specific event for each specified deposit, as determined by the lease. The projected ultimate cost was based on actual historical repair invoices as well as estimates.  This analysis was performed by lease and by deposit type. As of December 31, 2009, the Company anticipates no unused excess amounts to be expensed based on this analysis.  The Company will continue to evaluate whether it is probable the deposits will be returned to reimburse the costs of the maintenance activities incurred.  As the Company makes future payments, if the deposits are less than probable of being returned, they will be recognized as additional expense at that time.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such management estimates include, but are not limited to, recognition of revenue, including deferred revenue from the frequent flyer program, fair value of assets acquired and liabilities assumed in business combinations, fair value of the reporting units of the Company, valuation of goodwill and long-lived assets, valuation of notes receivable, provision for accrued aircraft return costs and valuation of deferred tax assets. Under the code-share agreements, the Company estimates operating costs for certain “pass through” costs and records revenue based on these estimates. Actual results could differ from those estimates.

Fixed-fee Service Revenues—Under our fixed-fee arrangements with our Partners, the Company receives fixed-fees for our capacity purchase agreements, as well as reimbursement of specified “pass-through” costs on a gross basis with additional possible incentives from our Partners for superior service. These revenues are recognized in the period the service is provided, and we perform an estimate of the profit component based upon the information available at the end of the accounting period.

The reimbursement of specified costs, known as “pass-through costs”, may include aircraft ownership cost, passenger liability and hull insurance, aircraft property taxes, fuel, landing fees and catering. All revenue recognized under these contracts is presented at the gross amount billed for reimbursement.

Under the Company’s code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  The Company has concluded that a component of its fixed-fee service revenues under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during 2009, 2008 and 2007 was $358.2 million, $348.4 million, and $310.3 million, respectively, and has been included in fixed-fee service revenues in the Company’s consolidated statements of income.

Passenger Service Revenues—Passenger service revenues are recognized when the transportation is provided or after the tickets expire (which is either immediately upon the scheduled departure of the flight or up to thirteen months after the date of issuance depending on the type of ticket purchased), and are net of excise taxes, passenger facility charges and security fees.  Passenger service revenues that have been deferred are included in the accompanying consolidated balance sheets as air traffic liability.    Included in passenger service revenue are change fees imposed on passengers for making schedule changes to non-refundable tickets.  Change fees are recognized as revenue at the time the change is made for the passenger as these fees are a separate transaction that occur subsequent to the date of the original ticket sale.  Certain passenger tickets include a bundle of services such as bag fees and other buy-on-board services and these revenues are included in passenger service revenue as part of the bundled ticket price.  During the year ended December 31, 2009, no unused tickets were recognized as revenue since the air traffic liability was recorded at fair value as of July 31, 2009 for Midwest and October 1, 2009 for Frontier, which included the impact of estimated breakage.

The Company is required to charge certain taxes and fees on passenger tickets.  These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign arrival and departure taxes.  These taxes and fees are legal assessments on the customer, for which the Company has an obligation to act as a collection agent.  Because the Company is not entitled to retain these taxes and fees, such amounts are not included in passenger service revenue.  The Company records a liability when the amounts are collected and reduces the liability when payments are made to the applicable government agency or operating carrier.

Cargo and Other Revenues—Cargo and other revenues consist primarily of the marketing component of our co-branded credit cards, charter and cargo revenues, interline and ground handling fees, on-board sales of LiveTV, liquor and food, excess bag fees, lease revenue for aircraft subleased  under operating leases and revenue from commuter slots leased to US Airways at Ronald Reagan Washington National Airport.

Frequent Flyer Programs—The Company has frequent flyer programs that offer incentives to travel on its airlines and promote customer loyalty.  The programs allow participants to earn mileage credits by flying on Midwest or Frontier as well as participating airlines and through participating companies, such as credit card companies, hotels, and car rental agencies.  The Company also sells mileage credits to other airlines and to nonairline businesses.  The mileage credits may be redeemed for free air travel on Midwest, Frontier, or other airlines, as well as hotels, rental cars, and other awards.

Mileage Credits – The Company has agreements with its co-branded credit card partner that requires its partner to purchase miles as they are awarded to the co-branded partner cardholders.  The air transportation element for the awarded miles are included in deferred frequent flyer revenue at the estimated fair value of the air transportation element and the residual marketing element is recorded as other revenue when the miles are awarded.  The deferred frequent flyer revenue is subsequently recognized as passenger service revenue when the transportation is provided.

Earned Mileage Credits – The Company also defers the portion of the sales proceeds that represents the estimated fair value of the air transportation for mileage credits awarded and recognizes that amount as passenger service revenue when the mileage credit is redeemed and the transportation is provided.  The fair value of the air transportation component is determined utilizing the deferred revenue method as further described below.  The initial revenue deferral is presented as deferred frequent flyer revenue in the consolidated balance sheets.  When recognized, the revenue related to the air transportation component is classified as passenger service revenue in the Company’s consolidated statements of income.

The Company’s accounting policy for its frequent flyer program is the deferred revenue method.  The deferred revenue method is to record the frequent flyer obligation by allocating an equivalent weighted-average ticket value to each outstanding mile based on projected redemption patterns for available award choices when such miles are consumed.  Such value is estimated assuming redemptions on our branded airlines, other airlines, and other redemption choices and by estimating the relative proportions of awards to be redeemed by class of service and redemption choices.  The estimation of the value of each award mile requires the use of several significant assumptions for which significant management judgment is required.  For example, management must estimate how many miles are projected to be redeemed on the Company’s airlines versus on other airline partners.  Since the equivalent ticket value on miles redeemed on our brands and on other carriers can vary greatly, this assumption can materially affect the calculation of the weighted-average ticket value from period to period.

Management must also estimate the expected redemption patterns of Midwest and Frontier customers who have a number of different award choices when redeeming their miles, each of which can have materially different estimated values. Such choices include different classes of service and award levels.  Customer redemption patterns may also be influenced by program changes, which occur from time to time, introducing new award choices or making material changes to the terms of existing award choices.  Management must often estimate the probable impact of such program changes on future customer behavior, which requires the use of significant judgment.  Management uses historical customer redemption patterns as the best single indicator of future redemption behavior in making its estimates, but changes in customer mileage redemption behavior patterns, which are not consistent with historical behavior can result in historical changes to deferred frequent flyer revenue balances and to recognized revenue.

The Company measures its deferred revenue obligation using all awarded and outstanding miles, regardless of whether or not the customer has accumulated enough miles to redeem an award.  Eventually these customers will accumulate enough miles to redeem awards, or their account will deactivate after a period of inactivity, in which case the Company will recognize the related revenue when the miles expire as passenger service revenue.

Current and future changes to the expiration policy, or to program rules and program redemption opportunities, may result in material changes to the deferred frequent flyer revenue balance as well as recognized revenue from the program.

The Company also sells points in its frequent flyer programs to third parties.  The travel portion of the sale is recognized as part of the deferred frequent flyer revenue liability.  The remaining portion, referred to as the marketing component, is recognized as Cargo and Other Revenue in the month the miles are sold.

Promotion and Sales includes commissions, promotions, reservation system fees, advertising, and other similar costs.  The Company expenses the costs of advertising expense in the year incurred.  Advertising expense was $2.8 million for the year ended December 31, 2009.  No advertising expense was incurred in the years ended December 31, 2008 or 2007.

Lease Return Conditions—The Company must meet specified return conditions upon lease expiration for both the airframes and engines.  The Company estimates lease return conditions specified in leases and accrues these amounts as contingent rent ratably over the lease term while the aircraft are operating once such costs are probable and reasonably estimable.  These expenses are included in accrued liabilities in the consolidated balance sheets.

Retirement and Benefit Plans—The Company uses an annual December 31 measurement date for purposes of calculations of plan assets and obligations and all other related measurements.

Defined Benefit Plans—Midwest has two defined benefit plans.  The Pilots’ Supplemental Pension Plan is a qualified defined benefit plan and provides retirement benefits to Midwest pilots covered by their collective bargaining agreement. The Pilots’ Nonqualified Supplemental Pension Plan is a nonqualified defined benefit plan that provides Midwest pilots with annuity benefits for salary in excess of IRS salary limits that cannot be covered by the qualified Pilots’ Supplemental Pension Plan.

Other Postretirement Plans—Midwest has Postretirement Health Care and Life Insurance Benefits plans that allow retirees to participate in unfunded health care and life insurance benefit plans. Benefits are based on years of service and age at retirement. The plans are principally noncontributory for current retirees and are contributory for most future retirees.  Midwest also has a Pilots’ Severance Plan that provides certain benefits to a select group of pilots based on the pilot’s age and years of service at termination.

Warrants—Warrants issued to non-employees and Partners are accounted for at fair value on the measurement date as deferred charges and credits to stockholders’ equity. Warrants surrendered in a non-monetary transaction are recorded at fair value on the measurement date as reductions to deferred charges and stockholders’ equity. The deferred charges for warrants were amortized as a reduction of fixed-fee services revenue over the terms of the code-share agreements.

In March 2007, the Company amended its agreements with Delta and  in return for these amended terms, Delta agreed to surrender its warrants for 3,435,000 shares of the Company’s common stock, and the Company was granted a pre-petitioned, unsecured, general claim in the amount of $91.0 million in Delta's Chapter 11 bankruptcy case. Key terms of the amended agreements include the removal of all 15 thirty-seven seat ERJ-135 aircraft beginning in September 2008 at a rate of 2 aircraft per month, and effective May 1, 2007, an approximate 3% permanent reduction of block hour fees charged on Chautauqua Airlines’ remaining 24 fifty seat ERJ-145 and Shuttle America's 16 seventy seat ERJ-170 aircraft. In April 2007, the Company sold the $91.0 million pre-petition claim to a third party for $44.6 million in cash. As a result of the Delta amendment, the Company recorded deferred revenue of $44.6 million, which represented the net realizable value of the pre-petition claim on the approval date by the Bankruptcy Court. In addition, the Company recorded deferred revenue on the surrender of the warrants from Delta of $42.7 million, which was net of the previously recorded unamortized deferred charge of $6.4 million. Stockholders' equity was reduced by $32.9 million, net of tax, resulting from the surrender of the warrants and their retirement. The deferred revenue for the proceeds of the pre-petition claim and the gain on the surrender of the warrants totaling $87.3 million is being amortized as an adjustment to revenue over the term of the agreements with Delta.  As of December 31, 2009, the remaining deferred revenue is being amortized on a straight-line basis until 2016.

Net Income per Common Share is based on the weighted average number of shares outstanding during the period.  The following is a reconciliation of the diluted net income per common share computations (amounts in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Net income of the Company	$39,655	$84,580	$82,758
Reduction in interest expense from convertible note (net of tax)	517	-	-

Net income of the Company for diluted net income per common share calculation	$40,172	$84,580	$82,758

Weighted-average common shares outstanding for basic net income per common share	34,599	34,855	40,350
Effect of dilutive convertible note	1,041	-	-
Effect of dilutive employee stock options and warrants	59	94	695

Adjusted weighted-average common shares outstanding and assumed conversions for diluted net income per common share	35,699	34,949	41,045

Employee stock options of 4.2 million, 3.5 million, and 1.4 million were not included in the calculation of diluted net income per common share due to their anti-dilutive impact for the years ended December 31, 2009, 2008, and 2007, respectively.  The convertible note has a $25.0 million face value and is convertible in whole or in part, at the option of the holder, for up to 2.5 million shares of the Company’s common stock.

Fair Value of Financial Instruments—The carrying amounts reported in the consolidated balance sheets for restricted cash, receivables, notes receivable, and accounts payable approximate fair values because of their immediate or short-term maturity of these financial instruments.

Segment Information—Historically, the Company has always considered its operations as one operating and reportable segment, fixed-fee services.  During 2009, the Company acquired Mokulele, Midwest, and Frontier, and the Company reassessed the number of segments of the Company and determined that the Company has three reportable operating segments:  fixed-fee service, branded passenger service, and other.  Additional information about segment reporting is presented in Note 17.

New Accounting Standards—Effective January 1, 2009, the Company adopted ASC Topic 805, “Business Combinations,” which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  ASC Topic 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

Effective January 1, 2009, the Company adopted the revision to ASC Topic 810-10, “Consolidation,” which revised the Topic to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  In addition, ASC Topic 260-10, “Earnings per Share,” was revised so that earnings-per-share data will continue to be calculated the same way those data were calculated before this Statement was issued.  The adoption of this ASC Topic had no impact on the consolidated financial statements and was applied during 2009 for the noncontrolling interest from the Mokulele acquisition.

In June 2009, the FASB issued ASC Topic 105, “Generally Accepted Accounting Principles,” as the authoritative source of generally accepted accounting principles in the United States.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants.  ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of the ASC Topic did not have an impact on the Company’s financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards.

In October 2009, the FASB issued an Accounting Standards Update (ASU No. 2009-13) pertaining to multiple-deliverable revenue arrangements. The new guidance will affect accounting and reporting for companies that enter into multiple-deliverable revenue arrangements with their customers when those arrangements are within the scope of ASC 605-25 “Revenue Recognition – Multiple Element Arrangements”.  The new guidance will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  The new guidance will be effective for the Company prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011, with early adoption permitted. We are currently evaluating the impact that ASU No. 2009-13 will have on our consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, which revised the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition, except the Company no longer needs to disclose the date subsequent events are evaluated through.

Reclassification— The Company reclassified certain prior year amounts to conform to current year presentation.  The Company separated the December 31, 2008 balance sheet financial statement line item of intangible assets and other assets, net of $160.1 million to create three separate financial statement lines items of other intangible assets, net for $48.3 million, maintenance deposits for $0.4 million, and other assets for $111.4 million due to the significant other intangible assets and maintenance deposits acquired in the Company’s business acquisitions during the current year.  The Company also combined the two statements of income financial statement line items of charter and ground handling and other to create one combined statement of income financial statement line item titled cargo and other revenue as these separate line items were no longer individually significant due to the acquisitions in the current year.

3.	FAIR VALUE MEASUREMENTS

ASC Topic 820, “Fair Value Measurements and Disclosures” requires disclosures about how fair value is determined for assets and liabilities and a hierarchy for which these assets and liabilities must be grouped is established.  The Topic establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1	quoted prices in active markets for identical assets or liabilities;

Level 2	quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3	unobservable inputs, such as discounted cash flow models or valuations.

The Company only fair values fuel derivatives on a recurring basis.  The fuel derivatives as of December 31, 2009 were fair valued at $2.8 million, are included in prepaid expenses and other current assets, and are classified as Level 2 in the fair value hierarchy.

4.	ACQUISITIONS AND DIVESTITURES

Frontier Airlines Holdings, Inc.

On October 1, 2009, pursuant to the terms of the amended and restated investment agreement, as amended (the “Investment Agreement”), dated as of August 13, 2009, the Company completed its acquisition of Frontier.  The Company purchased 1,000 newly issued shares of common stock, constituting all of the outstanding shares of Frontier, in connection with its emergence from bankruptcy. Under the Investment Agreement, the Company served as equity plan sponsor for Frontier’s plan of reorganization and paid $108.8 million and relinquished its rights to any distribution on account of the Company’s allowed general unsecured claims against Frontier of $150 million arising out of Frontier’s rejection of the fixed-fee code-share agreement.

The acquisition of Frontier provided the Company additional revenue diversity from its traditional fixed-fee services and allowed it to expand operations into branded passenger service.  The Company accounted for the acquisition in accordance with ASC Topic 805, whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from Frontier based on their estimated fair values as of the closing date.   The Company is still in the process of evaluating the fair value of the air traffic liability, the deferred frequent flyer revenue, and the income tax implications of the transaction, and will likely complete its purchase price allocation process during the second or third quarter of 2010.

As a result of the preliminary purchase allocation, the Company has recognized a bargain purchase gain of $203.7 million.  Management believes that the significant gain on bargain purchase from the acquisition of Frontier is due primarily to the following factors:

•
Republic was the largest unsecured creditor with a claim of $150.0 million and Republic would have received a significant portion of any payment made to the pool of unsecured creditors if another bidder would have successfully outbid Republic during the auction process

•	Frontier was in bankruptcy and operates in a heavily regulated industry

•	The airline industry is highly volatile and subject to significant fluctuation in one of its largest expenses, aircraft fuel

•	The Denver market is highly competitive

•	The illiquidity in the credit market may have kept other bidders from potentially coming forward to bid against Republic in the auction process because of their inability to obtain financing

•	General recessionary economy

•	There was only one other bidder in the auction process and their bid became nonbinding

•	Frontier has significant net operating losses, net of Section 382 limitations, that Republic will be able to apply to future taxable income

•
Frontier has a significant amount of operating leases that require significant cash flows for several years and the operating leases have return conditions that will potentially require significant cash flow at the end of the leases

•	The aircraft acquired are used aircraft and therefore will require more maintenance in future periods

•	The acquired business is expected to generate losses from continued operations for several months

The Company has included operating revenues from Frontier of $266.1 million and net loss before income taxes of $16.5 million for the period from October 1, 2009 to December 31, 2009.  Transaction costs of $1.1 million for the year ended December 31, 2009, related to the Company’s acquisition of Frontier are included in other operating expenses.

The following table represents a preliminary allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from Frontier based on Republic’s preliminary estimate of their respective fair values (rounded to the nearest hundred):

($ in 000's)	Amount
Total purchase consideration	$108,800

Assets acquired:
Current assets *	$318,700
Aircraft and other equipment—net	487,900
Other intangible assets	83,300
Other assets	180,300
Total assets acquired	$1,070,200

Liabilities assumed:
Current liabilites	$298,800
Long-term liabilities	360,500
Deferred income taxes	98,400
Total liabilities assumed	$757,700

Gain on bargain purchase	$(203,700)

*	Current assets include $37,000 of cash injected into Frontier from Republic.

The following table summarizes the identifiable intangible assets acquired:

($ in 000's)	Weighted-Average Amortization Period	Fair Value at Acquisition Date
Indefinite-lived intangible assets:
Airport slots	Indefinite	$5,800
Frontier trade name	Indefinite	23,600

Total indefinite-lived intangible assets		$29,400

Definite-lived intangible assets:
Affinity credit card programs	7.7 years	$47,600
Leasehold interests	6.2 years	6,300

Total definite-lived intangible assets	7.5 years	$53,900
Total identifiable intangible assets		$83,300

Midwest Air Group, LLC

On July 31, 2009, pursuant to the terms of the Agreement and Plan of Merger, dated as of June 23, 2009, among the Company, RJET Acquisition, Inc. and Midwest, as amended (the “Merger Agreement”), RJET Acquisition, Inc. merged with and into Midwest (the “Merger”) with Midwest continuing as the surviving corporation and becoming a wholly-owned subsidiary of the Company.  Pursuant to the Merger Agreement, at the effective time of the Merger, the shares of Midwest that were outstanding immediately prior to the effective time of the Merger were converted into the right to receive an aggregate amount in cash equal to $1.00.  In connection with the closing of the Merger, the Company also consummated the transactions contemplated by the Investment Agreement, dated June 23, 2009 (the “Midwest Investment Agreement”), among TPG Midwest US V, LLC, TPG Midwest International V, LLC (together, the “TPG Entities”) and the Company.  Pursuant to the Midwest Investment Agreement, at the effective time of the Merger, the Company purchased from the TPG Entities their $31.0 million secured note from Midwest, for approximately $6.0 million in cash and issued the TPG Entities an 8% convertible note having a principal amount of $25.0 million and a five-year maturity and convertible by the TPG Entities in whole or in part, from time to time, prior to maturity into 2,500,000  shares of the Company’s common stock, subject to adjustment in certain circumstances.

The acquisition of Midwest provided the Company additional revenue diversity from its traditional fixed-fee services and allowed it to expand operations into branded passenger service.  The Company accounted for the acquisition in accordance with ASC Topic 805, whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from Midwest based on their estimated fair values as of the closing date.   The Company is still in the process of evaluating the fair value of the air traffic liability, the deferred frequent flyer revenue, and the income tax implications of the transaction, and will likely complete its purchase price allocation process during the second or third quarter of 2010.

As a result of the preliminary purchase allocation, the Company has recognized goodwill of $100.4 million.  None of the goodwill generated is deductible for tax purposes.  All of the goodwill was assigned to the Branded reportable segment on the date of acquisition and all of the goodwill was impaired as of December 31, 2009, as discussed further in Note 9.

The Company has included operating revenues from Midwest of $163.2 million and net loss before income taxes of $116.4 million for the period from August 1, 2009 to December 31, 2009.  Transaction costs of $1.4 million for the year ended December 31, 2009, related to the Company’s acquisition of Midwest are included in other operating expenses.

The following table represents a preliminary allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from Midwest based on Republic’s preliminary estimate of their respective fair values (rounded to the nearest hundred):

($ in 000's)	Amount
Total purchase consideration
Cash	$6,000
Convertible note	25,000
Assumed debt	34,300
Total purchase consideration	$65,300

Assets acquired:
Current assets	$81,800
Deferred income taxes	3,000
Aircraft and other equipment—net	9,800
Other intangible assets	48,100
Other assets	4,200
Total assets acquired	$146,900

Liabilities assumed:
Current liabilites	$122,500
Other liabilities	59,500
Total liabilities assumed	$182,000

Goodwill	$100,400

The following table summarizes the identifiable intangible assets acquired:

($ in 000's)	Weighted-Average Amortization Period	Fair Value at Acquisition Date
Indefinite-lived intangible assets:
Airport slots		$21,825
Midwest trade name		11,400

Total indefinite-lived intangible assets		$33,225

Definite-lived intangible assets:
Affinity credit card programs	2.0 years	$12,100
Cargo contracts	13.0 years	2,800

Total definite-lived intangible assets	4.1 years	$14,900
Total identifiable intangible assets		$48,125

Pro forma Information (unaudited)

The following unaudited pro forma combined results of operations give effect to the acquisition of Midwest and Frontier as if they had occurred at the beginning of the periods presented. The unaudited pro forma combined results of operations do not purport to represent Republic’s consolidated results of operations had the acquisition occurred on the dates assumed, nor are these results necessarily indicative of the Company’s future consolidated results of operations. We expect to realize significant benefits from integrating the operations of the Company, Midwest, and Frontier. The unaudited pro forma combined results of operations do not reflect these benefits or costs.

	December 31,
in (000's), except per share amounts	2009	2008
Operating revenues	$2,683,541	$3,467,614
Net income (loss) of the Company	4,741	(630,942)
Basic earnings per share	$0.14	$(18.10)
Diluted earnings per share	$0.13	$(18.10)

Mokulele Flight Services Inc.

In October 2008, the Company entered into a loan agreement with Mokulele under which we were to provide up to $8.0 million, with an interest rate of 10%, payable monthly.  The loan agreement was provided to Mokulele in the form of a revolving line of credit, convertible at the Company’s option, to as much as 45% of the common stock of Mokulele.  The loan was collateralized by all of Mokulele’s unencumbered assets and a pledge of the equity holdings of Mokulele’s majority shareholders.  The loan was scheduled to mature in October 2010.  Due to the uncertainty of whether or not the Company would receive value equal to the carrying value of the Mokulele note, the Company recorded a valuation allowance of $1.5 million in December 2008.

In March 2009, the Company and certain shareholders of Mokulele agreed to participate in a restructuring of Mokulele.  Under this agreement, the Company agreed to convert $3.0 million of our $8.0 million loan to equity and invest an additional $3.0 million of cash in exchange for 50% ownership of Mokulele’s common stock and three of the five Mokulele Board of Directors’ seats.  The recapitalization effectively provided us control of Mokulele and its Hawaii inter island passenger service.  Accordingly, we accounted for the recapitalization of  Mokulele as a business combination.  The Company assigned preliminary fair values to the assets acquired and liabilities assumed and the transaction resulted in no goodwill.  The Company acquired approximately $4.1 million of current assets, $9.3 million of aircraft and other equipment, and $0.4 million of other long-term assets and assumed $9.3 million of liabilities.  The Company did not incur any significant transaction costs associated with its acquisition of Mokulele.  The effect of Mokulele’s operations for the last twelve days of March 2009 have not been included in the Company’s results of operations, as they were immaterial.  Additionally, pro forma revenues, earnings and net income per common share were immaterial for disclosure for each of the two years ended December 31, 2009.

In July 2009, the Company invested an additional $7.5 million in Mokulele, increasing its ownership in the operation from 55% to an 89% interest.  The change in ownership of Mokulele resulting from the July 2009 additional investment was accounted for as an equity transaction that decreased our additional paid-in capital by $3.3 million as well as reduced noncontrolling interests by $3.3 million.  In addition, the fixed-fee code-share agreement was amended to provide for either Mokulele or us to early terminate the fixed-fee code-share agreement with 90 days prior written notice and the remaining $1.5 million in aircraft security deposits held by us would be forfeited by Mokulele on the termination date.  The amendment also provided that the fourth aircraft would not be delivered and Mokulele forfeited a $0.5 million security deposit to the Company.

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

The Company deconsolidated Mokulele in the fourth quarter and began accounting for its investment in Mo-Go under the equity method of accounting.  As of the date of the transaction, and subsequent to the forgiveness of the Mokulele note and forfeiture of the remaining security deposits by Mokulele,  Mokulele had approximately $9.9 million of assets, of which $7.3 million related to aircraft and other equipment, and had liabilities of $6.8 million.  The deconsolidation resulted in a loss of $3.1 million which is included in other operating expenses.  The fair value of the investment in Mokulele is $0.3 million which is recorded in other assets in the consolidated balance sheet.  We do not expect any significant continuing involvement in Mo-Go.

The Company has included operating revenues from Mokulele of $15.0 million and net loss before income taxes of $12.9 million for the period from April 1, 2009 to October 16, 2009.  Transaction costs were immaterial for the year ended December 31, 2009 related to the Company’s acquisition of Mokulele.

The following schedule shows the effect of changes in Republic’s ownership interest in Mokulele on Republic’s equity (in thousands):

Net Income Attributable to Republic and Transfers to Noncontrolling Interests
For the year ended December 31, 2009

Amount
Net income attributable to Republic	$39,655
Decrease in Republic's additional paid-in capital for purchase of Mokulele common shares	(3,270)
Change from net income attributable to Republic and tranfers to noncontrolling interest	$36,385

5.	NOTES RECEIVABLE

At December 31, 2008, notes receivable consisted of the following (in thousands):

Note receivable from Midwest	$24,776
Note receivable from Frontier, including interest of $821	13,321
Note receivable from US Airways, including interest of $181	10,181
Note receivable from Mokulele, including interest of $86 (See Note 4)	7,616
Total notes receivable	55,894

Less: Valuation allowance on notes receivable	(1,500)
Total notes receivable, net	$54,394

In August 2008, the Company, in participation with two other creditors, provided Frontier a debtor-in-possession (“DIP”) financing commitment of $30.0 million. The Company funded its portion of this commitment of $12.5 million in August 2008. In March 2009, the Company agreed to a firm commitment for $40 million in post-petition DIP financing to Frontier.  The new DIP facility refinanced the existing DIP loan that was set to mature in April 2009.  As a condition to the loan, Frontier agreed to allow the Company’s damage claim in the amount of $150.0 million arising out of Frontier’s rejection of the Airline Services Agreement, dated January 11, 2007, by and among Frontier and Republic.  Republic acquired Frontier on October 1, 2009 and the DIP loan was repaid with the cash infusion from Republic into Frontier.

In September 2008, the Company entered into an amended and restated senior secured credit agreement with Midwest.  Under the agreement, the Company made a one year term loan to Midwest in the amount of $25.0 million, with interest at 10.25% which was payable monthly.   The note was scheduled to mature in October 2009.  In July 2009, the Company acquired Midwest and the note was eliminated in consolidation.

In October 2008, the Company entered into a credit agreement with US Airways.  Under the agreement, we agreed to make a term loan to US Airways in the amount of $10.0 million, with interest at LIBOR plus a margin, which was payable quarterly.  The principal was initially due in October 2009.  We agreed to make an additional term loan of up to $25.0 million which if drawn by US Airways would extend the maturity date to October 2011, and require periodic quarterly principal payments beginning in October 2009.  In October 2009, the Company entered into an agreement to acquire 10 Embraer 190AR jets from US Airways.  Subject to this agreement, Republic agreed to apply the full balance of its $35.0 million loan from US Airways toward the purchase of the aircraft and assume the remaining debt on the aircraft.

6.	ASSETS HELD FOR SALE

Assets held for sale consisted of the following aircraft and flight equipment as of December 31 (in thousands):

	2009	2008
Nine Embraer E135 Aircraft	$-	$82,959
Four Fairchild 328 Regional Jets	11,520	-
Five McDonnell Douglas MD-80 Aicraft	2,300	-
Flight equipment	11,829	-
Assets held for sale	$25,649	$82,959

The assets held for sale as of December 31, 2008 were sold for a loss of $3.5 million which was recognized and recorded in other operating expenses in the consolidated statements of income.  These assets are included in the Other segment in Note 17.  One of the nine ERJs was not sold and placed back into operations in the branded service segment during 2009.  The assets held for sale as of December 31, 2009 consist of assets acquired from Midwest and Frontier that will not be used in operations.

7.	AIRCRAFT AND OTHER EQUIPMENT

Aircraft and other equipment, excluding aircraft held for sale, consist of the following as of December 31 (in thousands):

	2009	2008
Aircraft	$3,670,816	$2,936,311
Flight equipment	256,200	134,459
Office equipment and leasehold improvements	53,563	24,866
Total aircraft and other equipment	3,980,579	3,095,636
Less accumulated depreciation and amortization	(562,419)	(403,226)
Aircraft and other equipment—net	$3,418,160	$2,692,410

Aircraft and other equipment depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 was $159.0 million, $132.8 million, and $106.2 million, respectively.

8.	OTHER INTANGIBLE ASSETS

As of December 31, 2008, other intangible assets consisted of a gross carrying value of $47.5 million (accumulated amortization of $1.2 million) for airport slots that are being leased to US Airways and $2.0 million of indefinite-lived intangible assets.  These slots are being amortized over a weighted-average amortization period of 25 years to an estimated residual value of $37.8 million.

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

The acquisitions of Frontier and Midwest created several new intangible assets.  Other intangible assets as of December 31, 2009 consist of the following (in thousands):

	As of December 31, 2009
	Gross carrying amount	Accumulated amoritzation	Weighted-Average Amortization Period
Indefinite-lived intangible assets:
Airport slots	$27,625
Trade names	28,200
Total indefinite-lived intangible assets	$55,825
Definite-lived intangible assets:
Airport slots leased to US Airways	$47,536	$1,648	25.0 years
Affinity credit card programs	59,704	4,143	6.6 years
Other	9,100	349	8.3 years
Total definite-lived intangible assets	$116,340	$6,140	14.2 years
Intangible assets - net	$172,165

The aggregated amortization expense for the years ended December 31, 2009 and 2008 was $4.6 million and $0.4 million, respectively.  The estimated aggregate amortization expense for the next five years is expected to be $14.2 million, $11.6 million, $7.9 million, $7.3 million and $7.3 million, respectively.

During the year ended December 31, 2009, the Company recorded an impairment loss of $6.8 million for the trade names as a result of the Company’s annual impairment test for indefinite-lived intangible assets.  The impairment reduced the carrying amount of the trade names from $35.0 million to $28.2 million.  The calculation of the fair value of the trade names was determined primarily using a discounted cash flow analysis (relief from royalty method).  Management determined that this fair value measurement would be included as Level 3 in the fair value hierarchy.  These trade names are included in the Branded reportable operating segment. The Company also recorded an impairment of $2.0 million for other indefinite-lived intangible assets that were included in the Fixed-fee reportable operating segment during the year ended December 31, 2009.  These impairment losses are included in other impairment losses in the consolidated statements of income.

9.	GOODWILL

Goodwill is required be tested for impairment at the reporting unit level on an annual basis and between annual tests if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.

During 2008 and prior to the acquisition of Midwest in July 2009, the Company had one reporting unit and all of the goodwill of $13.3 million was assigned to that unit.

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

During the first quarter of 2009, the Company performed an interim test of its goodwill.  Factors deemed by management to have collectively constituted a potential triggering event included record high fuel prices, a softening US economy and the differences between market capitalization of our stock as compared to the book value of equity.  As a result of the testing, the Company determined that the goodwill was completely impaired and recorded an impairment charge during the first quarter of 2009 to write-off the full value of goodwill.

The Company’s acquisition of Midwest resulted in approximately $100.4 million of goodwill which was assigned to the Company’s branded operations reporting unit.  As of December 31, 2009, the Company performed its annual assessment of the recoverability of its goodwill.  The branded operations book value of invested capital exceeded its fair value by approximately $200 million.  The Company determined the fair value of the branded invested capital utilizing the income, market, and cost approach.  The Company's fair value calculations for goodwill are classified within Level 3 of the fair value hierarchy as defined in ASC Topic 820, Fair Value Measurements and Disclosures.  As a result of failing Step One, the Company was required to perform Step Two of the ASC Topic 350 goodwill impairment testing methodology.

In Step Two of the impairment testing, the Company determined the implied fair value of goodwill of the reporting unit by allocating the fair value of the reporting unit determined in Step One to all the assets and liabilities of the reporting unit.  The Company utilized its recent valuations of tangible and intangible assets related to the branded operations reporting unit to determine the fair value assets and liabilities.  As a result of the Step Two testing, the Company determined that goodwill was impaired and recorded a full impairment charge on December 31, 2009, the Company’s annual assessment date.  In addition, as a result of the Step Two analysis the Company reduced the value of its tradenames allocated to the branded operations reporting unit by $6.8 million.

The gross and net carrying value of goodwill was $13.3 million at January 1, 2008 and December 31, 2008.  The changes in the carrying amount of goodwill for the year ended December 31, 2009 are as follows (in thousands):

	Fixed-fee	Branded	Total
Gross goodwill balance as of January 1, 2009	$13,335	$-	$13,335
Accumulated impairment losses	-	-	-
Net goodwill balance as of January 1, 2009	$13,335	$-	$13,335

Changes in goodwill during the year:
Goodwill acquired	$-	$100,424	$100,424
Goodwil impaired	(13,335)	(100,424)	(113,759)
Balance as of December 31, 2009	$-	$-	$-

10.	ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31 (in thousands):

	2009	2008
Accrued wages, benefits and related taxes	$57,593	$14,971
Accrued maintenance	38,655	29,823
Accrued property taxes	13,965	9,250
Accrued interest payable	21,866	19,054
Accrued liabilities to Partners	10,143	9,506
Deferred revenue	20,242	16,495
Accrued landing fees and airport rents	6,280	5,592
Accrued aircraft return costs	2,884	7,266
Accrued excise and other taxes	17,452	-
Accrued station costs	6,089	-
Other	16,463	14,785
Total accrued liabilities	$211,632	$126,742

11.	DEBT

 Debt consists of the following as of December 31 (in thousands):

Secured debt:	2009	2008
Promissory notes payable, collateralized by aircraft, bearing interest at fixed rates ranging from 2.73% to 8.49% at December 31, 2009 with semi-annual principal and interest payments totaling $75.2 million through 2024.	$2,194,320	$2,277,845

Promissory notes payable, collateralized by aircraft, bearing interest at variable rates based on LIBOR plus a margin, ranging from 1.88% to 4.98% at December 31, 2009 with semi-annual principal and interest payments totaling $24.6 million through 2020.	506,773	-

Promissory notes payable, collateralized by aircraft that is held for sale, bearing interest at 5%, due December 31, 2010.	15,000	-

Promissory note payable, collateralized by eligible spare parts and equipment, bearing interest at a variable rate of LIBOR plus a margin, 6.75% as of December 31, 2009, due in 12 quarterly installments beginning in January 2010.	25,000	-

Discount on debt	(14,763)	-
Total secured debt by aircraft and parts	2,726,330	2,277,845

Unsecured debt:
Convertible note payable, bearing interest at a fixed rate of 8%, due in full in 2014.	25,000	-

Debt from affinity credit card program bank, bearing interest of 2.23% as of December 31, 2009 (LIBOR plus 2%), principal due monthly for twelve months beginning in 2016.	35,000	-

Other	3,089	-
Total unsecured debt	63,089	-

Total debt	2,789,419	2,277,845
Current portion (including debt related to assets held for sale)	(243,259)	(196,301)
Long term debt, less current portion	$2,546,160	$2,081,544

The Company has outstanding letters of credit totaling $31.8 million and $12.3 million as of December 31, 2009 and 2008, respectively, that is collateralized by restricted cash.

The $25 million convertible note is convertible at the option of the holder, in whole or in part, prior to maturity for up to 2,500,000 shares of the Company’s common stock.  The convertible debt does not allow for cash settlement, and there is no embedded derivative.

We are required to comply with certain financial covenants under certain of our financing arrangements.  We are required to maintain a certain level of minimum unrestricted cash and maintain certain cash flow and working capital covenants.

As of December 31, 2009, we were in compliance with all our covenants, however, we believe it is probable that we will be unable to comply with certain of these covenants during 2010.  We are currently in discussions to renegotiate these covenants, however, our ability to renegotiate or obtain a waiver of, or otherwise mitigate, the impact of a default, could potentially provide for the accelerated repayment of principal totaling approximately $25 million and the discontinuation of the monthly pre-purchase of airline miles from our affinity card provider, which totals approximately $2.9 million per month.

The discount on debt is from the application of purchase accounting from the Frontier and Midwest acquisitions.  The discount will be amortized to interest expense using the effective interest method through January 2023.

Future maturities of debt are payable, or expect to be payable as assets held for sale are sold, as follows for the years ending December 31 (in thousands):

2010	$244,318
2011	205,396
2012	217,006
2013	245,119
2014	272,925
Thereafter	1,619,418
Total	$2,804,182

During the year ended December 31, 2009, the Company acquired 13 aircraft through debt financing totaling approximately $280.0 million. The debt was obtained from banks and the aircraft manufacturer for ten to fifteen year terms at fixed interest rates ranging from 2.80% to 2.94% and variable interest rates based on LIBOR plus a spread of 1.65%.

The fair value of long term debt is estimated based on discounting expected cash flows at the rates currently offered to the Company for debt with similar remaining maturities and reflective of credit spreads. As of December 31, 2009 and 2008 respectively, the carrying value of long-term debt was greater than its fair value by approximately $56 million and $130 million.

12.	COMMITMENTS

As of December 31, 2009, the Company leased 124 aircraft and 26 spare engines with varying terms extending through 2024 and terminal space, operating facilities and office equipment with terms extending through 2033 under operating leases. The components of rent expense for the years ended December 31 are as follows (in thousands):

	2009	2008	2007
Aircraft and engine rent	$156,773	$134,206	$124,961
Other	26,023	7,072	6,008
Total rent expense	$182,796	$141,278	$130,969

The Company has long-term maintenance agreements with an avionics equipment manufacturer and maintenance provider that has a guaranteed minimum annual flight hour requirement. The minimum guaranteed amount based on the Company's current operations is $4.2 million per year through December 2014 for the E145 family of aircraft and $9.4 million per year through December 2014 for the E170 family of aircraft. The liability for this guarantee is immaterial.

The Company has maintenance agreements for engines, auxiliary power units (“APU”) and other airframe components for our CRJ-200 aircraft, that cover the aircraft during the short-term leases, all of  which expire by March 2010.  For E140/145 aircraft, the Company has agreements to maintain the engines, APUs, avionics and wheels and brakes through October 2012, June 2013, December 2014 and June 2014, respectively.  For E170/175 aircraft, the Company has agreements to maintain the avionics, wheels and brakes, APUs and engines through December 2014, February 2017, July 2019, and December 2014, respectively. Under these agreements, the Company is charged for covered services based on a fixed rate for each flight hour or flight cycle accumulated by the engines or airframes in our service during each month. The rates are subject to annual revisions, generally based on certain Bureau of Labor Statistics' labor and material indices.  The Company believes these agreements, coupled with our ongoing maintenance program, reduce the likelihood of unexpected levels of engine, APU, avionics and wheels and brakes maintenance expense during their term.  Certain of these agreements contain minimum guarantee amounts, penalty provisions for either the early removal of aircraft or agreement termination for activity levels below the minimums.  The liabilities for these guarantees are immaterial.

Total payments under these long-term maintenance agreements were $96.0 million, $101.9 million, and $76.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

While the Company does not have long term maintenance agreements for its Airbus and Q400 fleets, it has made significant deposits with the aircraft lessors for future maintenance events which will reduce future cash requirements.  As of December 31, 2009 we had maintenance deposits of $143.9 million.

As part of the Company's lease agreements, the Company typically indemnifies the lessor of the respective aircraft against liabilities that may arise due to changes in benefits from tax ownership or tax laws of the respective leased aircraft. The Company has not recorded a liability for these indemnifications because they are not estimable. The Company is responsible for all other maintenance costs of its aircraft and must meet specified return conditions upon lease expiration for both the air frames and engines. The Company recorded a liability for the return conditions of $2.9 million as of December 31, 2009, for the CRJ-200 aircraft being returned to the lessor.  The Company will record a liability for lease return conditions for the remaining leased aircraft once it is probable and estimable.

Future minimum payments under non-cancelable operating leases are as follows for the years ending December 31 (in thousands):

	Aircraft	Other	Total
2010	$233,141	$44,490	$277,631
2011	216,900	20,977	237,877
2012	213,858	20,349	234,207
2013	208,869	18,968	227,837
2014	189,307	18,283	207,590
Thereafter	515,252	83,228	598,480
Total	$1,577,327	$206,295	$1,783,622

As of December 31, 2009, the Company has subleased nine E145 aircraft to a foreign airline and subleased four E190 aircraft to US Airway.  As of December 31, 2009, the total amount of minimum rentals to be received in the future under noncancelable subleases is $75.6 million.  During the years ended December 31, 2009, 2008, and 2007, the Company recognized $12.2 million, $7.8 million and $8.2 million of sublease income that is included in cargo and other revenue in the consolidated statements of income.

As of December 31, 2009, the Company had firm orders to purchase eight A320 aircraft.  The current total list price of the aircraft on firm order is $349 million.  To complete the purchase of the eight Airbus aircraft scheduled for delivery starting in February 2013, the Company must secure additional aircraft financing totaling approximately $280 million, assuming debt financing versus lease financing would be used to acquire these aircraft.  The Company also has a commitment to acquire eight spare aircraft engines with a current list price of approximately $41.9 million. These commitments are subject to customary closing conditions.

In February 1997, Midwest agreed to pay $9.3 million over 15 years for the naming rights to the Midwest Airlines Center, an 800,000-square-foot convention center in Milwaukee that opened in July 1998.  As of December 31, 2009, the Company had remaining payments on this commitment of $2.4 million.

13.	CONTINGENCIES

The Company is subject to certain legal and administrative actions which management considers routine to their business activities. As of December 31, 2009, management believes, after consultation with legal counsel, the ultimate outcome of any pending legal matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

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

As of December 31, 2009, approximately 45% of the Company's workforce is employed under union contracts. The union contract for our pilots, except Frontier’s pilots and our flight attendants, is currently amendable.

14.	CAPITAL STOCK AND STOCK OPTIONS

In March 2007, the Company purchased from WexAir RJET LLC 2,000,000 shares of its holdings in the Company’s common stock, par value $.001 per share, at a price of $20.50 per share, for total consideration of $41.0 million. The transaction was recorded as treasury stock on the Company’s consolidated balance sheet.

In August 2007, the Company’s Board of Directors authorized the purchase of up to $100.0 million of the Company’s common stock.  The buy-back program provided for the shares to be purchased on the open market or through privately-negotiated transactions from time-to-time during the twelve month period following the authorization.  Under the authorization, the timing and amount of purchase would be based upon market conditions, securities law limitations and other factors.  The stock buy-back program did not obligate the Company to acquire any specific number of shares in any period, and could be modified, suspended, extended or discontinued at any time without prior notice. The Company purchased 4,994,159 shares of which 4,555,000 were purchased from WexAir LLC and the remainder were purchased on the open market at a weighted average stock price of $20.02 for total consideration of $100.0 million. This authorization was closed in November 2007.

In December 2007, the Company’s Board of Directors authorized the purchase of up to $100.0 million of the Company’s common stock for a twelve month period immediately following the authorization.   As of December 31, 2007, pursuant to this authorization, the Company purchased 72,735 shares on the open market at a weighted average stock price of $19.42 for total consideration of $1.4 million.  During 2008, the Company repurchased 2,253,039 shares for total consideration of $39.2 million. The December 2007 authorization closed on December 14, 2008.  In addition, the Company repurchased 12,500 shares of its common stock related to a non-employee Director’s exercise of vested options for total consideration of $0.2 million.

Employee Stock Options

The 2002 and 2007 Equity Incentive Plan provides for the granting of up to 5,000,000 shares of which 29,715 and  1,645,667, respectively, shares of our common stock remain available for issuance under the plan as of December 31, 2009. Stock options granted typically vest ratably over the term of the employment agreements or between 36 and 48 months and are granted with exercise prices equal to market prices on the date of grant. The options normally expire ten years from the date of grant.  Options are typically granted to officers and key employees selected by the Compensation Committee of the Board of Directors and have exercise prices ranging from $4.10 to $20.27.

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

The following table summarizes option activity under the stock option plans as of December 31, 2009:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Term (in years)
Outstanding at January 1, 2009	3,847,668	$15.80
Granted	540,000	4.73
Exercised	-	-
Forfeited	(81,666)	15.37
Outstanding at December 31, 2009	4,306,002	$14.42	$1,512,250	7.74

Vested or expected to vest at December 31, 2009	3,580,577	$15.37	$1,336,527	6.59

Exercisable at December 31, 2009	2,744,940	$16.03	$196,579	7.08

The intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $0, $0.1 million, and $7.1 million, respectively.

There were 1,707,752 and 1,029,995 options exercisable at December 31, 2008 and 2007 respectively. The weighted average exercise price for the options exercisable at December 31, 2008 and 2007 was $16.24 and $14.63, respectively. The remaining contractual life for the options outstanding at December 31, 2008 and 2007 was 7.34 years and 7.58 years, respectively.

During the years ended December 31, 2009, 2008 and 2007, $4.2 million ($2.6 million net of tax), $3.6 million ($2.2 million net of tax) and $2.7 million ($1.6 million net of tax), respectively, was charged to expense relating to the stock option plans. The Company has a policy of issuing new common shares to satisfy the exercise of stock options.  At December 31, 2009 there was $6.7 million of unrecognized stock-based employee compensation expense for unvested stock options, and the expected remaining expense period is 3.8 years. The Company did not recognize excess tax benefits related to stock option exercises in 2009, 2008 or 2007 since the Company did not have taxable income during these years.

The weighted average grant date fair value of options granted in 2009, 2008 and 2007 was $2.32, $5.36, and $5.30, respectively. The Company estimates the fair value of stock options issued using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Dividends were based on an estimated dividend yield. The risk-free rates for the periods within the contractual life of the option are based on the U.S. Treasury rates in effect at the time of the grant. The forfeiture rate is based on historical information and management’s best estimate of future forfeitures. The expected term of options granted is derived from historical exercise experience and represents the period of time the Company expects options granted to be outstanding. Option valuation models require the input of subjective assumptions including the expected volatility and lives. Actual values of grants could vary significantly from the results of the calculations.

The following assumptions were used to value stock option grants during the following periods:

December 31,
	2009	2008	2007
Dividend yield	-	-	-
Expected volatility	58%-63%	39%-53%	37%-38%
Risk-free interest rate	2.2%-2.9%	1.7%-3.2%	4.3%-5.1%
Expected life (in years)	4-5	4-5	2-7

Restricted Stock Grants

Restricted stock awards have been granted to certain of our officers, directors, and key employees.  Restricted stock awards are grants of shares of our common stock which typically vest over time (generally three years).

Compensation expense for our restricted stock grants was $1.0 million, $0.3 million, and $0.4 million during the years ended December 31, 2009, 2008 and 2007, respectively.  As of December 31, 2009, we have $3.9 million in total unrecognized future compensation expense that will be recognized over the next four years relating to awards for 349,875 restricted shares which were outstanding but which had not yet vested.

A summary of restricted stock activity under the aforementioned plan is as follows:

Restricted Stock Awards
Unvested at January 1, 2009	279,000
Vested	(79,125)
Issued	150,000
Surrendered	-
Unvested at December 31, 2009	349,875

The grant date weighted-average fair value per share of restricted stock awards granted during the years ended December 31, 2009, 2008, and 2007, was $8.59, $12.70 and $18.59, respectively.  The total fair value of shares vested during the years ended December 31, 2009, 2008, and 2007, was $1.0 million, $0.4 million, and $0.3 million, respectively.

15.	INCOME TAXES

The components of the provision for income tax expense for the years ended December 31 are as follows (in thousands):

	2009	2008	2007
Federal:
Deferred	$92,931	$46,616	$45,102
Total Federal	92,931	46,616	45,102

State:
Current	(1,101)	2,092	120
Deferred	7,966	1,880	5,094
Total State	6,865	3,972	5,214

Valuation allowance	(807)	1,404	-
Expense for uncertain tax positions	816	843	894
Income tax expense	$99,805	$52,835	$51,210

A reconciliation of income tax expense at the applicable federal statutory income tax rate to the tax provision as reported for the years ended December 31 are as follows (in thousands):

	2009	2008	2007
Federal income tax expense at statutory rate	$47,667	$48,095	$46,799
State income tax expense, net of federal benefit	4,086	2,569	3,489
Goodwill impairment	43,228	-	-
Valuation allowance	(807)	1,404	-
Other	5,631	767	922
Income tax expense	$99,805	$52,835	$51,210

The components of deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2009	2008
DEFERRED TAX ASSETS:
Current:
Deferred frequent flyer revenue	$17,561	$-
Nondeductible reserves and accruals	14,277	7,406
Total	31,838	7,406
Valuation allowance	(10,815)	-

Total current deferred tax assets	$21,023	$7,406

Noncurrent:
Nondeductible accruals and deferred revenue	$35,374	$42,301
Deferred frequent flyer revenue	41,247	-
Deferred gain on Delta warrant	11,999	16,794
Federal and state net operating loss carryforwards, net of liability for uncertain tax positions	413,523	165,977
AMT credits	10,256	1,128
Prepaid rent	13,901	18,094
Deferred credits and sale leaseback gain	10,867	9,771
Other	11,509	7,456
Total	548,676	261,521
Valuation allowance	(190,156)	(9,523)

Total noncurrent deferred tax assets	358,520	251,998
DEFERRED TAX LIABILITIES:
Noncurrent:
Other intangible assets, including slot amortization	(51,564)	(5,604)
Maintenance deposits	(54,283)	-
Stock basis difference in subsidiary from gain on bargain purchase	(77,405)	-
Accelerated depreciation and fixed asset basis differences for tax purposes	(609,843)	(480,222)

Total noncurrent deferred tax liabilities	(793,095)	(485,826)
Total net noncurrent deferred tax liabilities	$(434,575)	$(233,828)

The Company adopted the provisions of ASC 740, Income Taxes, (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB 109) on January 1, 2007.  The total amount of unrecognized tax benefits as of the date of the adoption was $3,515, of which the Company had previously recorded $1,148 for income tax contingencies prior to adoption.  Accordingly, the Company recognized a $2,367 increase in the liability for the unrecognized tax benefits which was accounted for as a reduction to retained earnings and an increase to net noncurrent deferred tax liability.   All of the unrecognized tax benefits as of December 31, 2009, if recognized, would affect the effective tax rate.  The Company monitors ongoing tax cases related to its unrecognized tax benefits.   In addition, the tax years 2001 through 2005 are currently open and could potentially be adjusted due to an ongoing Internal Revenue Service audit of the Company. Any adjustments could potentially increase or decrease the Company's net operating losses and change the FIN 48 liability. It is expected that the audit will be completed during 2010 and the Company’s 2006 through 2008 tax years would remain subject to examination by major tax jurisdictions due to our net operating loss carryforwards.

The following table reconciles the Company’s tax liability for uncertain tax positions for the year ended December 31 (in thousands):

	2009	2008	2007
Balance at January 1,	$5,252	$4,409	$3,515
Additions based on tax positions taken in current year	816	843	894
Additions based on acquisitions in current year	200	-	-
Additions for tax positions taken in prior years	-	-	-
Reductions for tax positions of prior years	-	-	-
Settlements with tax authorities	-	-	-
Balance at December 31,	$6,268	$5,252	$4,409

The following table reconciles the Company’s valuation allowance for the year ended December 31 (in thousands):

	2009	2008	2007
Balance at January 1,	$9,523	$8,119	$8,119
Additions based on current year acquisitions and 382 limitation	192,255	-	-
Additions (deductions) for change in current year analysis	(807)	1,404	-
Balance at December 31,	$200,971	$9,523	$8,119

During 2009, Republic acquired Midwest and Frontier.  The future use of the net operating losses (“NOLs”) acquired from both companies are limited based on Internal Revenue Code Section 382 due to the change in control that occurred from the acquisitions.  Management evaluated the deferred tax assets and determined that more likely than not, certain deferred tax assets would not be utilized and therefore a valuation allowance was required.  The net operating losses generated by the Company after the change in control date do not have a related valuation allowance.  Management may take a one-time election during 2010 to reduce the NOLs acquired and the related valuation allowance when the tax returns are filed.  Therefore, the NOLs deferred tax asset and related valuation allowance may decrease significantly when these tax returns are filed during 2010. As of December 31, 2009, the Company has federal NOL carryforwards totaling $1.1 billion, which begin expiring in 2015, and of which approximately $558 million are not expected to be realized prior to expiration mostly due to the limitations under Internal Revenue Code Section 382.  Therefore, a valuation allowance has been recorded for these net operating loss carryforwards.

Deferred tax assets include benefits expected to be realized from the utilization of alternative minimum tax (“AMT”) credit carryforwards of $10.2 million, which do not expire.  A valuation allowance of $5.5 million has been recorded against AMT credit carryforwards that were acquired during the current year as these credits are not expected to be realized.

In connection with Midwest’s initial public offering in 1995 (the “Offering”), Midwest and Kimberly-Clark entered into a Tax Allocation and Separation Agreement (“Tax Agreement”).  Pursuant to the Tax Agreement, Midwest is treated for tax purposes as if it purchased all of Midwest’s assets at the time of the Offering, and as a result, the tax basis of Midwest’s assets were increased to the deemed purchase price of the assets.  The tax on the amount of the gain on the deemed asset purchase was paid by Kimberly-Clark.  Midwest would pay to Kimberly-Clark 90% of the amount of the tax benefit associated with this additional basis (retaining 10% of the tax benefit).  In the event of certain business combination or other acquisitions involving Midwest, tax benefit amounts thereafter will not take into account, under certain circumstances, income, losses, credits, or carryovers of businesses other than those historically conducted by Midwest.  These tax benefits will not be realized by the Company as the losses are limited based on Section 382 and a full valuation allowance has been recorded for these NOLs.  Therefore, management has determined that no liability is necessary related to this Tax Agreement.

16.	RETIREMENT AND BENEFIT PLANS

Defined Contributions Plans — Shuttle America, Chautauqua Airlines, and Republic Airlines have a defined contribution retirement plan covering substantially all eligible employees.  The Company matches up to 6% of eligible employees' wages. Employees are generally vested in matching contributions after three years of service with the Company. Employees are also permitted to make pre-tax contributions of up to 90% (up to the annual Internal Revenue Code limit) and after-tax contributions of up to 10% of their annual compensation. The Company's expense under this plan was $3.8 million, $3.2 million, and $2.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Frontier has established a Retirement Savings Plan under section 401(k) of the Internal Revenue Code (“Frontier 401(k) Plan”).  Participants may contribute from 1% to 60% of their pre-tax annual compensation up to the maximum amount allowed under the Internal Revenue Code.  Participants are immediately vested in their voluntary contributions.  Frontier’s Board of Directors had elected to match 50% of participant contributions up to 10% of salaries for the participants of the 401(k) Plan. Frontier suspended the match effective June 1, 2008.  Future matching contributions, if any, will be determined annually by the Board of Directors.  Participants vest in employer contributions made to the Frontier 401(k) Plan based upon their years of service with Frontier.  Vesting generally occurs at the rate of 20% per year, beginning after the first year of service, so that a participant will be fully vested after five years of service.  Upon termination of employment with Frontier, each participant will be entitled to receive the vested portion of his or her account balance.  There was no expense for the year ended December 31, 2009.

Frontier also has established the Frontier Airlines, Inc. Pilots Retirement Plan (“the FAPA Plan”) for pilots covered under the collective bargaining agreement with the Frontier Airlines Pilots’ Association. The FAPA Plan is a defined contribution retirement plan.  Frontier contributes up to 6% of each eligible and active participant’s compensation.  Contributions begin after a pilot has reached two years of service and the contributions vest immediately.  Participants are entitled to begin receiving distributions of all vested amounts beginning at age 59 ½.  During the period from October 1, 2009 to December 31, 2009, Frontier recognized compensation expense associated with the contributions to the FAPA Plan of $1.1 million.

Midwest has two voluntary defined contribution investment plans covering substantially all employees.  Under these plans, Midwest matches a portion of an employee’s contributions if certain thresholds are met.  No expense was incurred for 2009.

Qualified Defined Benefit Plan — Midwest has one qualified defined benefit plan, the Pilots’ Supplemental Pension Plan. This plan provides retirement benefits to Midwest pilots covered by their collective bargaining agreement.

As a result of the remeasurement on the acquisition date of July 31, 2009, all previously existing unrecognized net actuarial gains or losses and unrecognized prior service costs were eliminated for the plans as of July 31, 2009.  During 2009, curtailment gains were recognized within wages and benefits in the consolidated statement of income due to employee layoffs, furloughs, and other workforce reductions and reduced the obligation as of December 31, 2009.

The following table  sets forth the status of the plan as of December 31, 2009 (in thousands):

Midwest Qualified Defined-Benefit Plan
Change in Projected Benefit Obligation	Period From August 1, 2009 to December 31, 2009
Net benefit obligation — beginning of period	$9,678
Service cost	204
Interest cost	245
Actuarial gain	(69)
Gross benefits paid	(89)
Curtailments	1,442
Settlements	-
Net projected obligation — end of period	$11,411

Change in Plan Assets

Fair value of assets — beginning of period	$8,267
Actual return on plan assets	866
Employer contributions	-
Gross benefits paid	(89)
Fair value of plan assets — end of period	$9,044
Accrued benefit liability (recorded in deferred credits and other noncurrent liabilities)	$(2,367)

The accumulated benefit obligation as of December 31, 2009 is $9.4 million.  The net periodic benefit cost of defined benefit pension plan for the year ended December 31, 2009 was $1.0 million.

The expected long-term rate of return on these plan assets was 8.0% in 2009.  The return on plan assets reflects the weighted average of the expected long-term rates of return for the broad categories of investments held in the plan. The expected long-term rate of return is adjusted when there are fundamental changes in expected returns on the plan investments; this adjustment takes into account consideration from the actuary regarding long-term market conditions and investment management performance. All of the Plan Assets would be classified as Level 1 of the fair value hierarchy.

Nonqualified Defined Benefit Plan — Midwest has one nonqualified defined benefit plan, the Pilots’ Nonqualified Supplemental Pension Plan. This plan provides Midwest pilots with annuity benefits for salary in excess of IRS salary limits that cannot be covered by the qualified Pilots’ Supplemental Pension Plan.  The plan does not have a projected benefit obligation, plan assets, or accrued liability as of December 31, 2009.  The Company recognized net periodic benefit income of $0.1 million during the period from August 1, 2009 to December 31, 2009.

Postretirement Health Care and Life Insurance Benefits — Midwest allows retirees to participate in unfunded health care and life insurance benefit plans. Benefits are based on years of service and age at retirement. The plans are principally noncontributory for current retirees and are contributory for most future retirees.  During 2009, curtailment gains were recognized due to employee layoffs, furloughs, and other workforce reductions, and reduced the obligation as of December 31, 2009.

Pilots’ Severance Plan — Midwest provides certain benefits to a select group of pilots based on the pilot’s age and years of service at termination. During 2009, curtailment gains were recognized as income within wages and benefits in the consolidated statement of income due to employee layoffs, furloughs, and other workforce reductions, and reduced the obligation as of December 31, 2009.  The increased retirement age for commercial pilots from 60 to 65 has the effect of a reduced liability reflected in the actuarial gain disclosed in the following table.

The status of the postretirement plans as of December 31, 2009 is as follows (in thousands):

	Postretirement Health Care and Life Insurance Benefits	Pilots’ Severance Plan
Projected Change in Benefit Obligation	Period From August 1, 2009 to December 31, 2009	Period From August 1, 2009 to December 31, 2009
Net benefit obligation — beginning of period	$3,739	$4,709
Service cost	86	110
Interest cost	95	120
Actuarial (gain) loss	578	(60)
Curtailment gain	(4,273)	(4,879)
Gross benefits paid	(72)	-
Net projected obligation — end of period	$153	$-

The net periodic benefit cost (income) of the plans for the period from August 1, 2009 to December 31, 2009, includes the following (in thousands):

Components of Net Period Benefit Cost (Income)	Postretirement Health Care and Life Insurance Benefits	Pilots’ Severance Plan
Service cost	$86	$110
Interest cost	95	120
Settlement gain	-	(60)
Curtailment gain	(3,694)	(4,879)
Net period benefit benefit income	$(3,513)	$(4,709)

As a result of the Postretirement Health Care and Life Insurance Benefits Plan, a current liability $0.1 million and a non-current liability of $0.1 million are recorded in the consolidated balance sheets as a component of accrued liabilities and deferred credits and other non current liabilities, respectively.

Expected Cash Flows – In 2010, no significant employer contributions are expected for the defined benefit plans.  Expected future benefit payments for the next five years are as follows (in thousands):

Expected Benefit Payments	Pension Benefits	Other Benefits

2010	$343	$37
2011	426	27
2012	524	16
2013	636	13
2014	758	13
Thereafter	5,960	40

17.	OPERATING SEGMENT INFORMATION

ASC Topic 280, “Segments Reporting,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance.  Prior to 2009, the Company considered its operations as one segment.  Due to the Company’s acquisitions of Midwest and Frontier, the Company concluded that it had three reportable segments, fixed-fee service, branded passenger service, and other.

Fixed-fee services are typically operated under an agreement with a domestic network airline partner.  As of December 31, 2009, substantially all fixed-fee service revenues are derived from code-share agreements with US Airways, Delta, American, United, and Continental.  Termination of any of these code-share agreements could have a material adverse effect on the Company’s financial position, results of operations and cash flows.  During the years ended December 31, 2009, 2008, and 2007, Delta was approximately 19%, 29% and 33%, US Airways was approximately 33%, 25%, and 22%, and United was approximately 29%, 21%, and 24% of the Company’s fixed-fee service revenue, respectively.  During the year ended December 31, 2009, the Company recorded an impairment of goodwill and other impairment charges of $13.3 million and $2.0 million, respectively, related to the fixed-fee service segment.

The Company’s branded operations relate to the passenger service revenues and expenses generated under the Company’s brands: Frontier and Midwest.  During the year ended December 31, 2009, the Company recorded an impairment of goodwill and other impairment charges of $100.4 million and $6.8 million, respectively, related to the branded operations segment. As a result of the preliminary purchase allocation from the acquisition of Frontier, the Company recognized a bargain purchase of $203.7 million related to the branded operations segment.

The Other segment consists of slot leasing activities, charter operations, and idle or unallocated aircraft not currently assigned to the fixed-fee or branded operations.  The Other segment also includes the activities associated with subleasing activities, and the related aircraft rents, depreciation expense and interest expense on idle, unallocated, or subleased aircraft.

The Company evaluates segment performance based on several factors, of which the primary financial measure is income (loss) before income taxes. However, the Company does not manage the business or allocate resources solely based on segment operating income or loss, and scheduling decisions of the Company’s chief operating decision maker are based on each segment’s contribution to the overall network.  Substantially all intersegment revenues and expenses are eliminated within the segments.  Total operating revenues of fixed-fee service and branded passenger service include some amounts classified as cargo and other revenue on consolidated statements of income.  The Company allocates assets and liabilities by aircraft assigned to each segment.

Financial information for the year ended December 31, 2009 for the Company’s operating segments is as follows (in thousands):

Year Ended December 31, 2009	Fixed-fee	Branded	Other	Total
Total operating revenue	$1,180,362	$444,312	$17,544	$1,642,218
Aircraft fuel	91,310	144,933	377	236,620
Depreciation and amortization	132,435	21,934	9,215	163,584
Income (loss) before income taxes	86,659	57,938	(8,407)	136,190
Total assets	2,548,962	1,672,736	228,774	4,450,472
Total debt	1,830,701	780,231	193,250	2,804,182

Segment financial information for the years ended December 31, 2008 and 2007 for the Company’s operating segments is as follows (in thousands):

Year Ended December 31, 2008	Fixed-fee	Other	Total
Total operating revenue	$1,461,774	$17,981	$1,479,755
Aircraft fuel	326,343	1,448	327,791
Depreciation and amortization	125,096	8,110	133,206
Income (loss) before income taxes	147,079	(9,664)	137,415
Total assets	3,076,100	160,478	3,236,578
Total debt	2,137,852	139,993	2,277,845

Year Ended December 31, 2007	Fixed-fee	Other	Total
Total operating revenue	$1,276,555	$16,122	$1,292,677
Aircraft fuel	295,104	1,469	296,573
Depreciation and amortization	103,750	2,844	106,594
Income before income taxes	126,370	7,598	133,968
Total assets	2,693,384	79,694	2,773,078
Total debt	1,887,454	26,126	1,913,580

18.	VALUATION AND QUALIFYING ACCOUNTS

($ in 000's) Description	Balance at Beginning of Year	Additions Charged to Expense	Deductions		Balance at End of Year
Allowance for doubtful accounts receivables:
12/31/2009	$2,054	$327	$(1,638	)(1)	743
12/31/2008	897	1,333	(176	)(1)	2,054
12/31/2007	340	607	(50	)(1)	897

Valuation allowance on notes receivable:
12/31/2009	$1,500	$3,000	$(4,500	)(2)	$-
12/31/2008	-	1,500	-		1,500
12/31/2007	-	-	-		-

(1)	Uncollectible accounts written off net of recoveries, if any.

(2)	Valuation allowance from Mokulele notes receivable was eliminated upon consolidation of Mokulele.

19.	SUBSEQUENT EVENTS

On February 4, 2010, the Company announced it will transition the regional service provided by Lynx Aviation Bombardier Q400 turboprop aircraft to Embraer 170 and 190 regional jet service provided by Republic Airlines. The Company will remove three Bombardier Q400 turboprop aircraft from service effective April 6, 2010. Another three aircraft will be removed from service on April 19, 2010.  The remaining five leased aircraft will be gradually taken out of service starting in July 2010 and returned to the lessor.  Service will continue to all current Lynx destinations with the exception of Fargo, N.D., and Tulsa, Okla., where the Company will cease operations on April 5.  The Company expects operations at Lynx Aviation to be phased out by mid-September.  These changes will result in the reduction in April 2010 of approximately 175 positions at Lynx Aviation.

On February 25, 2010, the Company entered into a purchase agreement with Bombardier for the purchase of 40 CS300 jets and the option to purchase up to an additional 40 aircraft.  In connection with the purchase agreement, the Company also signed an exclusive 15-year maintenance contract with Pratt & Whitney for support of the aircraft engines.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures", as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control

During the year ended December 31, 2009, we did not make any changes in our internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2009.

On July 31, 2009 and October 1, 2009, we completed our acquisition of Midwest Air Group, Inc. and Frontier Airlines Holdings, Inc., respectively. As permitted by the Securities and Exchange Commission, management has elected to exclude Midwest and Frontier from management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. Combined assets and revenues of Midwest and Frontier  represent 28% and 26%, respectively, of our total assets and total revenues as reported in our consolidated financial statements as of and for the year ended December 31, 2009.

The Company's effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements. Deloitte & Touche LLP’s report on the Company's effectiveness of internal control over financial reporting appears on page 49.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information set forth under the caption "Proposal No. 1—Election of Directors" in the Company's definitive Proxy Statement to be used in connection with the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Executive officers, directors, and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from the Company’s executive officers, directors and greater, we believe that during fiscal  2009 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with except for one late filing with respect to one transaction by each of Neil S. Cohen and David N. Siegel.

Corporate Governance

The information set forth under the caption "Corporate Governance" in the Company's definitive Proxy Statement to be used in connection with the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Beneficial Ownership of Common Stock by Certain Stockholders and Management" in the Company's definitive Proxy Statement to be used in connection with the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be used in connection with the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under "Audit Matters" in the Company's definitive proxy statement to be used in connection with the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)  Documents filed as part of this report:

Report of Independent Registered Public Accounting Firm, Financial Statements: Consolidated Balance Sheets as of December 31, 2009 and 2008, Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007, Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007, Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007 and Notes to Consolidated Financial Statements.

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

10.4†	Amended and Restated Regional Jet Air Services Agreement, dated as of June 12, 2002, by and between AMR Corporation and Chautauqua Airlines, Inc.(i)
10.4(a)	Letter Agreement between AMR Corporation and Chautauqua Airlines, Inc. dated July 30, 2002.(i)
10.4(b)†	Side Letter Agreement, dated as of March 26, 2003, by and between AMR Corporation and Chautauqua Airlines, Inc.(i)
10.4(c)†	Amendment to Amended and Restated Air Services Agreement, by and between AMR Corporation and Chautauqua Airlines, Inc., dated as of October 28, 2003.(i)
10.4(d)†	Amendment to the Amended and Restated Air Services Agreement, by and between AMR Corporation and Chautauqua Airlines, Inc., dated as of October 23, 2008. (xxxiv)
10.5	Office Lease Agreement, by and between College Park Plaza, LLC and Republic Airways Holdings Inc., dated as of April 23, 2004.(i)
10.6†	Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of March 19, 1999.(i)
10.6(a)†	First Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of September 6, 2000.(i)
10.6(b)†	Second Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of September 20, 2000.(i)

10.6(c)†	Third Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of July 11, 2001.(i)
10.6(d)†	Fourth Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of December 18, 2002.(i)
10.6(e)†	Amended and Restated Chautauqua Jet Service Agreement between US Airways, Inc. and Chautauqua Airlines, Inc. dated April 26, 2005.(xiii)
10.6(f)†	First Amendment to Amended and Restated Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of July 21, 2006.(xix)
10.7	Agreement between Chautauqua Airlines, Inc. and Teamsters Airline Division Local 747 representing the Pilots of Chautauqua Airlines, dated as of October 17, 2003.(i)
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

10.1
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
10.12(a)†
Partial Assignment and Assumption of Purchase Agreement GCT-025/98, by and between Republic Airways Holdings Inc. and Solitair Corp., and consented to by Embraer-Empresa Brasileira de Aeronбutica S.A., dated as of April 18, 2002.(i)

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

10.25(a)†	First Amendment to the Funding Agreement, dated as of June 11, 2002, by and between Chautauqua Airlines, Inc. and Agкncia Especial de Financiamento Industrial.(i)
10.26	Agreement, dated as of June 7, 2002, by and between Republic Airways Holdings Inc. and Delta Air Lines, Inc.(i)
10.27	Amendment No. 1 to Agreement between Republic Airways Holdings Inc. and Delta Air Lines, Inc., dated October 1, 2003.(i)
10.28	Warrant to purchase shares of common stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc., dated as of June 7, 2002.(i)
10.28(a)	Warrant to purchase shares of common stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc., dated as of February 7, 2003.(i)
10.28(b)	Warrant to purchase shares of common stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc., dated as of October 1, 2003.(i)
10.28(c)	Warrant to purchase shares of common stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc., dated as of March 10, 2004.(i)
10.28(d)	Warrant Surrender Agreement, by and between Republic Airways Holdings Inc. and Delta Air Lines, Inc., dated as of December 22, 2004.(iv)
10.28(e)	Form of Warrant to Purchase Shares of Common Stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc., dated as of December 22, 2004.(iv)
10.29	Form of warrant to purchase shares of common stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc.(i)
10.3	Form of warrant to purchase shares of common stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc.(i)
10.31†	Delta Connection Agreement, dated as of June 7, 2002, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc., and Republic Airways Holdings Inc.(i)
10.31(a)†	Amendment No. 1 to Delta Connection Agreement, dated as of February 7, 2003, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc., and Republic Airways Holdings Inc.(i)
10.31(b)†	Amendment Number Two to Delta Connection Agreement, dated September 30, 2003, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc.(i)
10.31(c)†	Amendment Number Three to Delta Connection Agreement, dated March, 2004, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc.(i)
10.31(d)†	Amendment No. 4 to Delta Connection Agreement by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc., dated as of August 12, 2004.(iii)
10.31(e)†	Amendment Number Five to Delta Connection Agreement, as amended, among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc., dated as of December 22, 2004.(iv)
10.31(f)†	Amendment Number Six to Delta Connection Agreement, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc., dated as of March 12, 2007.(xxiii)
10.31(g)†	Letter Agreement, by and among Delta Airlines, Inc., Republic Airways Holdings Inc., Chautauqua Airlines, Inc. and Shuttle America Corp., dated as of July 28, 2008.(xxxiii)
10.32
Amended Promissory Note of Republic Airways Holdings Inc. (FKA Wexford Air Holdings Inc.) (FKA Wexford III Corp.), dated as of May 14, 2003, in favor of WexAir LLC in the principal amount of $20,391,996.04.(i)

10.33	Second Amended and Restated Employment Agreement by and between Bryan K. Bedford and Republic Airways Holdings Inc., dated as of July 1, 2003.(i)
10.33(a)	Amendment No. 1 to Second Amended and Restated Employment Agreement, by and between Bryan K. Bedford and Republic Airways Holdings Inc., dated as of December 27, 2004.(v)
10.33(b)	Amendment No. 2 to Second Amended and Restated Employment Agreement, by and between Bryan K. Bedford and Republic Airways Holdings Inc., dated as of February 20, 2007. (xx)
10.33(c)	Amendment No. 3 to Second Amended and Restated Employment Agreement, by and between Bryan K. Bedford and Republic Airways Holdings Inc., dated as of September 5, 2007. (xxvii)
10.33(d)	Amendment No. 4 to Second Amended and Restated Employment Agreement dated as of June 22, 2009 by and between Republic Airways Holdings Inc. and Bryan K. Bedford. (xli)
10.33(e)	Amendment No. 5 to Second Amended and Restated Employment Agreement dated as of October 29, 2009 by and between the Company and Bryan K. Bedford. (xlii)
10.34	Second Amended and Restated Employment Agreement by and between Robert Cooper and Republic Airways Holdings Inc., dated as of August 1, 2003.(i)
10.34(a)	Amendment No. 1 to Second Amended and Restated Employment Agreement, by and between Robert Hal Cooper and Republic Airways Holdings Inc., dated as of December 27, 2004.(v)
10.34(b)	Amendment No. 2 to Second Amended and Restated Employment Agreement, by and between Robert Hal Cooper and Republic Airways Holdings Inc., dated as of February 20, 2007. (xx)
10.34(c)	Amendment No. 3 to Second Amended and Restated Employment Agreement, by and between Robert Hal Cooper and Republic Airways Holdings Inc., dated as of September 5, 2007.(xxvii)
10.34(d)	Amendment No. 4 to Second Amended and Restated Employment Agreement dated as of June 22, 2009 by and between Republic Airways Holdings Inc. and Robert Hal Cooper. (xli)
10.34(e)	Amendment No. 5 to Second Amended and Restated Employment Agreement dated as of October 29, 2009 by and between the Company and Robert Hal Cooper. (xlii)
10.35(a)	Amendment No. 1 to Second Amended and Restated Employment Agreement, by and between Wayne C. Heller and Chautauqua Airlines, Inc., dated as of December 27, 2004.(v)
10.35(b)	Amendment No. 2 to Second Amended and Restated Employment Agreement, by and between Wayne C. Heller and Republic Airways Holdings Inc., dated as of February 20, 2007. (xx)
10.35(c)	Amendment No. 3 to Second Amended and Restated Employment Agreement, by and between Wayne C. Heller and Republic Airways Holdings Inc., dated as of September 5, 2007. (xxvii)
10.35(d)	Amendment No. 4 to Second Amended and Restated Employment Agreement dated as of June 22, 2009 by and between Republic Airways Holdings Inc. and Wayne C. Heller. (xli)
10.35(e)	Amendment No. 5 to Second Amended and Restated Employment Agreement dated as of October 29, 2009 by and between the Company and Wayne C. Heller. (xlii)
10.37	Office/Shop Space Permit by and between Signature Combs and Chautauqua Airlines, Inc., dated as of January 16, 2001.(i)
10.38	Hangar and Office Lease by and between AMR Combs, Inc. and Chautauqua Airlines, Inc., dated as of December 22, 1998.(i)
10.39†	Purchase Agreement DCT-014/2004, by and between Empresa Brasileira de Aeronбutica S.A. and Republic Airline Inc., dated as of March 19, 2004.(i)
10.39(a)†	Amendment No. 1 to Purchase Agreement DCT-014/2004, by and between Embraer — Empresa Brasileira de Aeronбutica S.A. and Republic Airline Inc., dated as of April 28, 2004.(ii)
10.39(b)†	Amendment No. 2 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronбutica S.A. and Republic Airline Inc., dated as of dated July 8, 2004.(iii)
10.39(c)†	Amendment No. 3 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronбutica S.A. and Republic Airline Inc., dated as of July 30, 2004.(iii)
10.39(d)†	Amendment No. 4 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronбutica S.A. and Republic Airline Inc., dated as of August 11, 2004.(iii)
10.39(e)†	Amendment No. 5 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronбutica S.A. and Republic Airline Inc., dated as of September 29, 2004.(iii)
10.39(f)†	Amendment No. 6 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronбutica S.A. and Republic Airline Inc., dated as of November 9, 2004.(viii)
10.39(g)†	Amendment No. 7 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronбutica S.A. and Republic Airline Inc., dated as of December 23, 2004.(viii)

10.39(h)†	Amendment No. 8 to Purchase Agreement DCT-014/2004, by and between Embraer—Empresa Brasileira de Aeronбutica S.A. and Republic Airline Inc., dated as of February 28, 2005. (x)
10.39(i)†	Amendment No. 9 to Purchase Agreement DCT-014/2004, by and between Embraer—Empresa Brasileira de Aeronбutica S.A. and Republic Airline Inc., dated as of March 31, 2005. (x)
10.39(j)†	Amendment No. 10 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasilicica de Aeronautica S.A. and Republic Airline Inc., dated as of April 30, 2005. (xiii)
10.39(k)†	Amendment No. 11 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of August 30, 2005. (xv)
10.39(l)†	Amendment No. 12 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of October 7, 2005.(xvi)
10.39(m)†	Amendment No. 13 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of October 18, 2005.(xvi)
10.39(n)†	Amendment No. 14 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of November 9, 2005.(xvi)
10.39(o)†	Amendment No. 15 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of April 24, 2006.(xviii)
10.39(p)†	Amendment No. 16 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of July 21, 2006.(xix)
10.39(q)†	Amendment No. 17 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of November 14, 2006.(xxi)
10.39(r)†	Amendment No. 18 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of January 12, 2007.(xxiv)
10.39(s)†	Amendment No. 19 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of June 22, 2007.(xxvi)
10.39(t)†	Amendment No. 20 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of October 18, 2007.(xxx)
10.39(u)†	Amendment No. 21 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of June 5, 2008.(xxxiii)
10.39(v)†	Amendment No. 22 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of September 5, 2008.(xxxiv)
10.39(w)†	Amendment No. 23 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of November 10, 2008.
10.40†	Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronбutica S.A., dated as of March 19, 2004.(i)
10.40(a)†	Amendment No. 1 to Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronбutica S.A., dated as of July 8, 2004.(viii)
10.40(b)†	Amendment No. 2 to Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronбutica S.A., dated as of December 23, 2004.(viii)
10.40(c)†	Amendment No. 3 to Letter Agreement DCT-015/2004, by and between Embraer—Empresa Brasileira de Aeronбutica S.A. and Republic Airline Inc., dated as of February 28, 2005.(x)
10.40(d)†	Amendment No. 4 to Letter Agreement DCT-015/2004, by and between Embraer—Empresa Brasileira de Aeronбutica S.A. and Republic Airline Inc., dated as of April 13, 2005.(x)
10.40(e)†	Amendment No. 5 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasilicica de Aeronautica S.A. and Republic Airline Inc., dated as of April 30, 2005.(xiii)
10.40(f)†	Amendment No. 6 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline, Inc., dated as of October 18, 2005.(xvi)
10.40(g)†	Amendment No. 7 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline, Inc., dated as of November 9, 2005.(xvi)
10.40(h)†	Amendment No. 8 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of July 21, 2006.(xix)
10.40(i)†	Amendment No. 9 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of September 19, 2006.(xxi)
10.40(j)†	Amendment No. 10 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline Inc., dated as of November 14, 2006.(xxi)

10.40(k)†	Amendment No. 11 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline inc., dated as of May 29, 2007.(xxvi)
10.40(l)†	Amendment No. 12 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline inc., dated as of June 22, 2007.(xxvi)
10.40(m)†	Amendment No. 13 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline inc., dated as of October 18, 2007.(xxx)
10.40(n)†	Amendment No. 14 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline inc., dated as of June 5, 2008.(xxxiii)
10.40(o)†	Amendment No. 15 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline inc., dated as of September 5, 2008.(xxxiv)
10.40(p)†	Amendment No. 16 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronautica S.A. and Republic Airline inc., dated as of November 10, 2008.
10.41†	United Express Agreement, by and between United Air Lines, Inc. and Shuttle America Corp., dated as of December 28, 2006.(xxi)
10.41(a)†	First Amendment to United Express Agreement, by and between United Air Lines, Inc. and Shuttle America Corp., dated as of August 21, 2007.(xxx)
10.42	Amendment No. 1 to United Express Agreement, by and between United Air Lines, Inc. and Chautauqua Airlines, Inc., dated as of July 6, 2004.(ii)
10.43†	Letter Agreement, by and between United Air Lines, Inc. and Republic Airways Holdings Inc., dated as of February 13, 2004.(i)
10.43(a)†	Letter Agreement, by and between United Air Lines, Inc. and Republic Airways Holdings Inc., dated as of July 7, 2004.(ii)
10.44	Lease Agreement, by and between Chautauqua Airlines, Inc. and the Indianapolis Airport Authority, dated as of December 17, 2004.(viii)
10.45†	Delta Connection Agreement, dated as of January 13, 2005, by and among Delta Air Lines, Inc., Republic Airline Inc. and Republic Airways Holdings Inc.(vi)
10.45(a)†
Amendment Number One to Delta Connection Agreement, by and among Delta Air Lines, Inc., Shuttle America Corp. (as assignee of Republic Airline Inc.) and Republic Airways Holdings Inc., dated as of March 12, 2007. (xxiii)

10.45(b)†
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

10.52(a)†	Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of September 2, 2005.(xv)
10.52(b)†	Amendment Number One to Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of September 21, 2005.(xv)
10.52(c)†	Second Amendment to Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of July 21, 2006.(xix)
10.52(d)†	Third Amendment to Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of December 19, 2006.(xxi)

10.53†	Global Aircraft Transaction Agreement, by and between Republic Airways Holdings Inc. and US Airways, Inc., dated as of September 21, 2005.(xv)
10.54†	Commuter Slot Option Agreement, by and between Republic Airways Holdings Inc. and US Airways, Inc., dated as of September 22, 2005.(xv)
10.55†	Capacity Purchase Agreement, by and between Continental Airlines, Inc., Republic Airways Holdings Inc. and Chautauqua Airlines, Inc., dated as of July 21, 2006.(xix)
10.55(a)†	First Amendment to the Capacity Purchase Agreement, by and among Continental Airlines, Inc., Republic Airways Holdings Inc. and Chautauqua Airlines, Inc., dated as of January 8, 2007.(xxiv)
10.56	Amended and Restated Secured Super Priority Debtor In Possession Credit Agreement dated April 1, 2009. (xxxv)
10.56(a)	Second Amended and Restated Investment Agreement dated August 13, 2009 by and among Frontier Airlines Holdings, Inc. and its subsidiaries, Frontier Airlines, Inc. and Lynx Aviation, Inc. (xxxvi)
10.56(b) ††	Credit Agreement among Frontier Airlines, Inc., Republic Airways Holdings Inc., Lynx Aviation, Inc. and Airbus Financial Services, dated as of October 30, 2009. (xxxvii)
10.57	Evidence of Transfer of Claim by Republic Airways Holdings Inc. in favor of JPMorgan Chase Bank, N.A., dated as of April 11, 2007.(xxiv)
10.58	Stock Purchase Agreement, dated as of March 16, 2007, by and between Republic Airways Holdings Inc. and WexAir LLC.(xxii)
10.59	Stock Purchase Agreement, dated as of September 4, 2007, by and between Republic Airways Holdings Inc. and WexAir RJET LLC.(xxvii)
10.6	Stock Purchase Agreement, dated as of September 11, 2007, by and between Republic Airways Holdings Inc. and WexAir RJET LLC.(xxviii)
10.61	Stock Purchase Agreement, dated as of October 26, 2007, by and between Republic Airways Holdings Inc. and WexAir RJET LLC.(xxix)
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

10.62(c)	Amendment No. 1 to Airline Services Agreement, among Midwest Airlines, Inc., Republic Airline Inc., Midwest Air Group, Inc. and Republic Airways Holdings Inc., dated May 15, 2009. (xxxviii)
10.62(d)
Amendment No. 3 to the Amended and Restated Senior Secured Credit Agreement, dated as of September 3, 2008, among Midwest Airlines, Inc., Midwest Air Group, Inc., each of the subsidiaries of Midwest from time to time party thereto, each lender from time to time party thereto (including Republic Airways Holdings Inc.), Wells Fargo Bank Northwest, National Association, as administrative agent and Wells Fargo, as collateral agent, dated as of June 2, 2009. (xxxix)

10.62(e)
Amendment No. 2 to the Airline Services Agreement dated as of September 3, 2008 among Midwest Airlines, Inc., Republic Airline Inc., Midwest Air Group, Inc. and Republic Airways Holdings Inc., dated as of June 3, 2009. (xxxix)

10.62(f)	Agreement and Plan of Merger, by and among Republic Airways Holdings Inc., RJET Acquisition, Inc. and Midwest Air Group, Inc., dated as of June 23, 2009. (xl)
10.62(g)	Investment Agreement, by and among TPG Midwest US V, LLC, TPG Midwest International V, LLC and Republic Airways Holdings Inc., dated as of June 23, 2009. (xl)
10.63†	Credit Agreement, by and between US Airways, Inc. and Republic Airways Holdings Inc., dated as of October 20, 2008.(xxxiv)
10.63(a)	Amendment to the Credit Agreement, by and between US Airways, Inc. and Republic Airways Holdings Inc., dated as of December 19, 2008.
10.64	Employment Agreement by and between Republic Airways Holdings Inc. and Sean Menke, dated as of October 2, 2009
21.1	Subsidiaries of Republic Airways Holdings Inc.(i)
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification by Bryan K. Bedford pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Robert H. Cooper pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Bryan K. Bedford pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Robert H. Cooper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†	Portions of the indicated document have been afforded confidential treatment and have been filed separately with the Commission as required by Rule 406.
††	A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 406.
(i)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-84092, which was declared effective on May 26, 2004.
(ii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(iii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(iv)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 29, 2004.
(v)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 30, 2004.
(vi)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 20, 2005.
(vii)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 21, 2005.
(viii)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-122033, which was declared effective on February 1, 2005.
(ix)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 9, 2005
(x)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(xi)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2005.
(xii)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3, file No. 333-126357, which was declared effective on July 18, 2005.
(xiii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(xiv)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 7, 2005.
(xv)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(xvi)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(xvii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(xviii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(xix)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(xx)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 26, 2007.
(xxi)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.
(xxii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 19, 2007.
(xxiii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 30, 2007.
(xxiv)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
(xxv)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 8, 2007.
(xxvi)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(xxvii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 5, 2007.
(xxviii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 12, 2007.
(xxix)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 29, 2007.

(xxx)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(xxxi)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 10, 2007.
(xxxii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 7, 2008.
(xxxiii)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2008.
(xxxiv)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 4, 2008.
(xxxv)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2009.
(xxxvi)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009.
(xxxvii)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 5, 2009.
(xxxviii)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 5, 2009.
(xxix)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2009.
(xl)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on June 24, 2009.
(xli)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on June 26, 2009.
(xlii)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 2, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: March 16, 2010	By:	/s/ Bryan K. Bedford
Bryan K. Bedford
Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Bryan K. Bedford
Bryan K. Bedford	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 16, 2010

/s/ Robert H. Cooper
Robert H. Cooper	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2010

/s/ Lawrence J. Cohen
Lawrence J. Cohen	Director	March 16, 2010

/s/ Neal S. Cohen
Neal S. Cohen	Director	March 16, 2010

/s/ Douglas J. Lambert
Douglas J. Lambert	Director	March 16, 2010

/s/ Mark L. Plaumann
Mark L. Plaumann	Director	March 16, 2010

/s/ Richard P. Schifter
Richard P. Schifter	Director	March 16, 2010

/s/ David N. Siegel
David N. Siegel	Director	March 16, 2010