Form 10-Q
period 2010-03-31
REPUBLIC AIRWAYS HOLDINGS INC
filed 2010-05-10
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

☑  Yes  ☐ No

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☑  No

Number of shares of Common Stock outstanding as of the close of business on May 3, 2010: 34,272,871.

TABLE OF CONTENTS

	Part I - Financial Information
Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	3

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2010 and 2009	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2010 and 2009	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

	Part II - Other Information
Item 6.	Exhibits	19

	Signatures	20

Exhibit 10.65* Purchase Agreement No. PA-C006, by and between Bombardier Inc. and Republic Airways Holdings Inc., dated as of February 24, 2010.

Exhibit 10.66* Credit Agreement by and among Chautauqua Airlines, Inc., Republic Airways Holdings Inc. and certain lenders, dated as of March 26, 2010.

Exhibit 31.1 Certification by Chief Executive Officer

Exhibit 31.2 Certification by Chief Financial Officer

Exhibit 32.1 Certification by Chief Executive Officer

Exhibit 32.2 Certification by Chief Financial Officer

* A request for confidential treatment was filed for certain portions of the indicated document. Certain portions have been omitted and filed separately with the Commission as required by Rule 24b-2 of the Commission.

All other items of this report are inapplicable

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	Mar 31,	Dec 31,
	2010	2009
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$146,342	$157,532
Restricted cash	239,392	192,700
Receivables—net of allowance for doubtful accounts of $820 and $743, respectively	78,041	69,510
Inventories—net	87,669	81,391
Prepaid expenses and other current assets	43,276	42,568
Assets held for sale	12,357	25,649
Deferred income taxes	21,023	21,023

Total current assets	628,100	590,373
Aircraft and other equipment—net	3,370,537	3,418,160
Maintenance deposits	147,253	143,868
Other intangible assets—net	154,996	166,025
Other assets	150,192	132,046

Total	$4,451,078	$4,450,472

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$242,110	$243,259
Accounts payable	92,281	106,178
Air traffic liability	211,922	138,242
Deferred frequent flyer revenue	43,754	46,213
Accrued liabilities	222,006	211,632

Total current liabilities	812,073	745,524
Long-term debt—less current portion	2,519,260	2,546,160
Deferred frequent flyer revenue	111,579	108,545
Deferred credits and other non current liabilities	113,010	97,788
Deferred income taxes	412,634	434,575

Total liabilities	3,968,556	3,932,592
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value; one vote per share;150,000,000 shares authorized; 43,606,137 and 43,931,116 shares issued and 34,272,871 and 34,598,683 shares outstanding, respectively	44	44
Additional paid-in capital	300,280	299,257
Treasury stock, 9,333,266 and 9,332,433 shares at cost, respectively	(181,827)	(181,820)
Accumulated other comprehensive loss	(2,087)	(2,172)
Accumulated earnings	366,112	402,571

Total stockholders' equity	482,522	517,880

Total	$4,451,078	$4,450,472

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)
	Three Months Ended
	March 31,
	2010	2009
OPERATING REVENUES:
Fixed-fee service	$250,974	$321,712
Passenger service	336,525	-
Cargo and other	21,213	3,593

Total operating revenues	608,712	325,305

OPERATING EXPENSES:
Wages and benefits	139,068	64,590
Aircraft fuel	144,133	32,116
Landing fees and airport rents	39,033	16,898
Aircraft and engine rent	60,773	31,603
Maintenance and repair	57,929	46,581
Insurance and taxes	10,842	6,479
Depreciation and amortization	51,521	35,895
Promotion and sales	32,443	-
Goodwill impairment	-	13,335
Other impairment charges	11,473	-
Other	81,514	33,041

Total operating expenses	628,729	280,538

OPERATING INCOME(LOSS)	(20,017)	44,767

OTHER INCOME (EXPENSE):
Interest expense	(38,606)	(35,434)
Other—net	167	2,745

Total other income (expense)	(38,439)	(32,689)

INCOME(LOSS) BEFORE INCOME TAXES	(58,456)	12,078

INCOME TAX EXPENSE(BENEFIT)	(21,997)	9,918

NET INCOME(LOSS)	$(36,459)	$2,160

NET INCOME(LOSS) PER COMMON SHARE—BASIC	$(1.06)	$0.06

NET INCOME(LOSS) PER COMMON SHARE—DILUTED	$(1.06)	$0.06

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
NET CASH FROM OPERATING ACTIVITIES	$24,256	$55,509

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(14,182)	(18,937)
Proceeds from sale of aircraft and other equipment	18,708	52,709
Aircraft deposits	(13,700)	-
Aircraft deposits returned	-	6,405
Payments on notes receivable	-	51
Fundings of notes receivable	-	(25,467)
Other, net	4,012	(3,530)

NET CASH FROM INVESTING ACTIVITIES	(5,162)	11,231

FINANCING ACTIVITIES:
Payments on debt	(49,643)	(33,509)
Proceeds from debt issuance	31,404	-
Payments on early extinguishment of debt	(11,270)	(44,411)
Payments of debt issue costs	(775)	(577)

NET CASH FROM FINANCING ACTIVITIES	(30,284)	(78,497)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,190)	(11,757)

CASH AND CASH EQUIVALENTS—Beginning of period	157,532	129,656

CASH AND CASH EQUIVALENTS—End of period	$146,342	$117,899

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$37,287	$35,062
Income taxes paid	529	258

NON-CASH INVESTING & FINANCING TRANSACTIONS:
Aircraft, inventories, and other equipment purchased through financing arrangements from manufacturer	10,000	64,187
Parts, training and lease credits from aircraft manufacturer	(847)	(4,248)
Liabilities assumed in Mokulele transaction	-	9,300

See accompanying notes to condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Business

The accompanying financial statements of Republic Airways Holdings Inc. (“Republic” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements include the accounts of Republic and its wholly-owned subsidiaries including Chautauqua Airlines, Inc. (“Chautauqua”), Republic Airline Inc. (“Republic Airline”), Shuttle America Corporation (“Shuttle America”), Frontier Holdings, Inc. (“Frontier”), and Midwest Air Group, Inc. (“Midwest”). Unless the context indicates otherwise, the terms “the Company,” “we,” “us,” or “our,” refer to Republic Airways Holdings Inc. and our subsidiaries.

As of March 31, 2010, the Company’s operating airline subsidiaries offered scheduled passenger service on approximately 1,600 flights daily to 115 cities in 44 states, Canada, Mexico, and Costa Rica under branded operations as Frontier and Midwest, and through fixed-fee code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), Continental Airlines, Inc. (“Continental”), Delta Air Lines, Inc. (“Delta”), United Air Lines, Inc. (“United”), and US Airways, Inc. (“US Airways”) (collectively referred to as “Partners”).

The Company acquired Midwest and Frontier on July 31, 2009 and October 1, 2009, respectively. The acquisitions provided the Company additional revenue diversity from its traditional fixed-fee services and allowed it to expand operations into branded passenger service.  The purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from Midwest and Frontier based on their estimated fair values as of the closing dates. The Company is still in the process of finalizing its evaluation of the fair value of the air traffic liability, the deferred frequent flyer revenue, and the income tax implications of these transactions, and will likely complete its purchase price allocations process during the second or third quarter of 2010. There were no adjustments to the purchase price allocation during the current quarter.

Midwest’s branding, livery and route structure are operated by the Company’s operating subsidiaries. During the current quarter and announced publicly on April 13, 2010, the Company selected Frontier Airlines as the name for its consolidated branded network. See Note 5.

On February 4, 2010, the Company announced it will wind-down the operations of one of Frontier’s operating airline subsidiaries, Lynx Airlines, Inc. (“Lynx”), by the end of the third quarter 2010. The Company expects to return all five leased Q400 aircraft to the lessor and the remaining six owned aircraft will be reduced to the lower of carrying value or estimated fair value less cost to sell and classified as held for sale, as the aircraft are removed from service. The Company recorded approximately $5.3 million of lease termination costs during the first quarter 2010. Additional lease return costs will be accrued ratably over the remaining lease term while the aircraft are operating once such costs are probable and reasonably estimable. Service will continue to all current Lynx destinations with the exception of Fargo, N.D., and Tulsa, Okla., where service has been terminated. All routes will be operated on jet aircraft by one of the Company’s other operating airline subsidiaries.   The closure of Lynx will result in the reduction of approximately 175 positions; accordingly, the Company recorded approximately $0.5 million of severance related charges during the first quarter of 2010.

In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 16, 2010.

2. Summary of Significant Accounting Policies

Revenue Recognition – Under the Company’s fixed-fee code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  The Company has concluded that a component of its fixed-fee service revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the three months ended March 31, 2010 and 2009 were $80.1 million and $94.3 million, respectively, and have been included in fixed-fee service revenues in the Company’s condensed consolidated statements of operations.

Assets Held for Sale – Assets held for sale consist of grounded Midwest aircraft, flight equipment and spare aircraft parts recorded at the lower of carrying value or their estimated fair value less cost to sell. In the current quarter, we sold certain grounded Midwest aircraft for consideration of $11.3 million. The Company recorded a loss of approximately $0.2 million and the proceeds from the sale were used to reduce the related debt secured by these aircraft.

Stockholders’ Equity - The following summarizes the activity of the stockholders’ equity accounts for the period from December 31, 2009 through March 31, 2010.  Additional paid-in capital increased from $299.3 million to $300.3 million due to $1.0 million of stock compensation expense.  Accumulated other comprehensive loss decreased to $2.1 million from $2.2 million due to the reclassification adjustment for loss realized on derivatives, net of tax.  Accumulated earnings decreased from $402.6 million to $366.1 million based on current quarter net loss.

Net Income (Loss) Per Common Share - is based on the weighted average number of shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Basic and diluted income(loss) per share:

Net income(loss)	$(36,459)	$2,160

Weighted average common shares outstanding (in thousands)	34,270,996	34,448,683

Basic and diluted income(loss) per share	$(1.06)	$0.06

The Company excluded 3,983,689 and 4,114,669 of employee stock options and restricted shares from the calculation of diluted net income per share due to their anti-dilutive impact for the three months ended March 31, 2010 and 2009, respectively. The Company also excluded the impact of its convertible note payable due to the anti-dilutive impact during the three months ended March 31, 2010.  The convertible note payable has a $25.0 million face value and is convertible in whole or in part up to 2,500,000 shares of the Company’s common stock.

Fair Value Measurements - ASC Topic 820, “Fair Value Measurements and Disclosures” requires disclosures about how fair value is determined for assets and liabilities and a hierarchy for which these assets and liabilities must be grouped is established.  The Topic establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1	quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2	quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	unobservable inputs for the asset or liability.

Aircraft Fuel Derivatives – Recurring - The Company’s derivative contracts are privately negotiated contracts and are not exchange traded. Fair value measurements based on level 2 inputs are estimated with option pricing models that employ observable and unobservable inputs. Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others. The fair value of fuel hedging derivatives of $5.3 million is recorded in prepaid expenses and other current assets in the consolidated balance sheets at March 31, 2010. The Company does not hold or issue any derivative financial instruments for speculative trading purposes.  The Company chose not to designate these derivatives as hedges, and, as such, realized and unrealized mark-to-market adjustments are included in aircraft fuel expense in the consolidated statements of operations.

Tradename Intangible - Nonrecurring– as a result of the Company’s decision to unify its brand names, the Company announced its intent to discontinue the use of the tradename Midwest Airlines. The Company fully impaired the value of the Midwest Airlines tradename intangible of $7.6 million to its fair value of zero based on level 3 inputs. The estimates of fair value represent the Company’s best estimate based on industry trends and reference to market rates and transactions. See Note 5.

New Accounting Pronouncements –

In January 2010, the FASB issued an amendment to the Fair Value Measurements and Disclosures topic of the ASC. This amendment requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This amendment is effective for periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which will be effective for fiscal years beginning after December 15, 2010. Accordingly, the Company has adopted this amendment in the current quarter by adding additional disclosures, except for the additional Level 3 requirements which will be adopted in fiscal year 2011.

In October 2009, the FASB issued guidance that changes the accounting for revenue arrangements with multiple deliverables. The guidance requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices and eliminates the use of the residual method of allocation.  The guidance establishes a hierarchy for determining the selling price of a deliverable, based on vendor-specific objective evidence, third-party evidence or estimated selling price.   In addition, this guidance expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The guidance will be effective for the Company prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011, with early adoption permitted. Management has elected not to early adopt this guidance and is currently evaluating the impact that this change will have on its consolidated financial statements.

3. Debt

During the first quarter of 2010, the Company entered into a credit agreement and borrowed $22.9 million which is secured by certain equipment and accrues interest at a rate of LIBOR plus a margin. Payments of $2.1 million are due quarterly beginning in April 2010, with the final balance outstanding payment due on October 31, 2012. In addition, the Company debt financed other equipment that was previously unencumbered increasing the Company’s debt balances by an additional $8.5 million.

During the first quarter of 2010, we sold certain aircraft held for sale and the proceeds received of $11.3 million were used to reduce the related debt.

We are required to comply with certain financial covenants under certain of our financing arrangements.  We are required to maintain a certain level of minimum unrestricted cash and maintain certain cash flow and working capital covenants. As of March 31, 2010, we were in compliance with all our covenants.

4. Commitments and Contingencies

During the current quarter, the Company entered into a purchase agreement with Bombardier for the purchase of 40 CS300 aircraft and the option to purchase up to an additional 40 aircraft with delivery beginning in the second quarter of 2015. In connection with the purchase agreement, the Company also signed an exclusive 15-year maintenance contract with Pratt & Whitney for support of the aircraft engines and agreed to purchase six engines. The combination of these agreements increases our outstanding purchase commitments by approximately $2.84 billion in the periods beyond March 15, 2015.

During the current quarter the Company took delivery of an Airbus 320 aircraft, which was lease financed.

5. Asset Impairment – Rebranding

During the quarter ended March 31, 2010 the Company selected Frontier as its surviving tradename for the Company’s branded passenger service operations. As a result, the Midwest tradename intangible was fully impaired and certain other assets related to the Midwest brand and aircraft liveries were written down to their fair values. These impairments totaled $11.5 million and are included in Other impairment charges in the Statements of Operations.

6. Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to and regularly evaluated by the company’s chief operating decision maker (“CODM”) when deciding how to allocate resources and in assessing performance.

The Company has identified three reportable segments, fixed-fee service, branded passenger service, and other.

Financial information for the three months ended March 31, 2010 for the Company’s operating segments is as follows (in thousands):

Three Months Ended
March 31, 2010 (000's)	Fixed-fee	Branded	Other	Total

Total operating revenue*	$251,035	$352,337	$5,340	$608,712
Aircraft fuel	14,537	129,526	70	144,133
Depreciation and amortization	30,957	17,893	2,671	51,521
Other impairment charges	-	11,473	-	11,473
Income(loss) before income taxes	14,268	(70,442)	(2,282)	(58,456)
Total assets	2,524,273	1,621,620	305,185	4,451,078
Total debt	1,834,533	729,662	197,175	2,761,370

* Fixed-fee and Branded segment revenues include Cargo and other revenues attributable to these segments.

Segment financial information for the three months ended March 31, 2009 for the Company’s operating segments is as follows (in thousands):

Three Months Ended
March 31, 2009 (000's)	Fixed-fee	Other	Total

Total operating revenue	$321,759	$3,546	$325,305
Aircraft fuel	32,007	109	32,116
Depreciation and amortization	34,567	1,328	35,895
Goodwill impairment	13,335	-	13,335
Income(loss) before income taxes	17,185	(5,107)	12,078
Total assets	3,088,027	151,631	3,239,658
Total debt	2,188,014	80,171	2,268,185

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

Overview

We are a Delaware holding company that offers scheduled passenger services through our wholly-owned operating subsidiaries including Chautauqua Airlines, Inc. (“Chautauqua”), Republic Airline Inc. (“Republic Airline”), Shuttle America Corporation (“Shuttle America”), Frontier Holdings, Inc. (“Frontier”), and Midwest Air Group, Inc. (“Midwest”).   The Company acquired Midwest and Frontier on July 31, 2009 and October 1, 2009, respectively. The acquisitions provided the Company additional revenue diversity from its traditional fixed-fee services and allowed it to expand operations into branded passenger service.  Unless the context indicates otherwise, the terms “the Company,” “we,” “us,” or “our,” refer to Republic Airways Holdings Inc. and our subsidiaries. Midwest’s branding, livery and route structure are operated by the Company’s operating subsidiaries.

As of March 31, 2010, our operating subsidiaries offered scheduled passenger service on approximately 1,600 flights daily to 115 cities in 44 states, Canada, Mexico, and Costa Rica under branded operations as Frontier and Midwest, and through fixed-fee code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), Continental Airlines, Inc. (“Continental”), Delta Air Lines, Inc. (“Delta”),  United Air Lines, Inc. (“United”), and US Airways, Inc. (“US Airways”) (collectively referred to as our “Partners”).

Our branded network has a regional focus in Milwaukee, Kansas City, and Denver.  The branded passenger service operation exposes us to changes in passenger demand, fare competition and fluctuations in fuel prices.  We are currently the largest carrier in Milwaukee and the second largest carrier in Denver.  The branded network has a significant base of frequent flyer members and strong support in the hub cities.

On February 4, 2010, the Company announced it will wind-down the operations of one of Frontier’s operating airline subsidiaries, Lynx Airlines, Inc. (“Lynx”), by the end of the third quarter 2010. The Company expects to return all five leased Q400 aircraft to the lessor and the remaining six owned aircraft will be reduced to the lower of carrying value or estimated fair value less cost to sell and classified as held for sale, as the aircraft are removed from service. The Company recorded approximately $5.3 million of lease termination costs during the first quarter 2010. Additional lease return costs will be accrued ratably over the remaining lease term while the aircraft are operating once such costs are probable and reasonably estimable. Service will continue to all current Lynx destinations with the exception of Fargo, N.D., and Tulsa, Okla., where service has been terminated. All routes will be operated on jet aircraft by one of the Company’s other operating airline subsidiaries.   The closure of Lynx will result in the reduction of approximately 175 positions; accordingly, the Company recorded approximately $0.5 million of severance related charges during the first quarter of 2010.

During the first quarter of 2010 we announced our plans to unify the Midwest and Frontier brands under one surviving name. On April 13, 2010, we publicly announced that the Frontier Airlines was selected as the name for our branded network. In addition, we announced plans to add 10 new destinations in 2010. We have already announced the following new flight destinations; Branson, Mo. (BKG); Grand Rapids, Mich. (GRR); Long Beach, Calif. (LGB); Madison, Wis. (MSN); Newport News-Williamsburg, Va. (PHF); Santa Barbara, Calif. (SBA); and seasonal nonstop service to Green Bay, Wis. (GRB). Additional destinations include Colorado Springs, Aspen, Grand Junction and Durango in Colorado; Missoula and Bozeman in Montana; Fargo, N.D., and Jackson, Wyoming.

During the quarter the Company took delivery of one A320 aircraft and two E190 aircraft previously purchased from US Airways and removed four E145 aircraft and the final seven CRJ-200 aircraft from its fleet, bringing our total operational fleet to 282 aircraft at March 31, 2010 from 290 aircraft at December 31, 2009. The three new aircraft were placed into service in our branded operations and the eleven 50-seat aircraft were removed from fixed-fee service and were returned to the lessor or subleased offshore.

We have firm orders to purchase eight A320 aircraft that have scheduled delivery dates beginning in February 2013 and continuing through November 2014. In addition we have commitments to purchase 40 CS300 jets and the option to purchase up to an additional 40 aircraft.  In connection with the purchase agreement, we also signed an exclusive 15-year maintenance contract with Pratt & Whitney for support of the aircraft engines.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table sets forth fixed-fee operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights - Fixed-fee	Three Months Ended March 31
	2010	2009	Change
Fixed-fee service revenues, excluding fuel ($000)	236,437	289,706	-18%
Passengers carried	3,818,256	4,433,809	-14%
Revenue passenger miles (000) (1)	1,964,567	2,257,102	-13%
Available seat miles (000) (2)	2,752,213	3,324,371	-17%
Passenger load factor (3)	71.4%	67.9%	3.5 pts
Cost per available seat mile, including interest expense (cents) (4) (5)	8.60	8.76	-2%
Fuel cost per available seat mile (cents)	0.53	0.96	-45%
Cost per available seat mile, including interest expense and excluding fuel expense (cents) (5)	8.07	7.80	4%
Operating aircraft at period end:(6)
37-50 seat jets	63	91	-31%
70-99 seat jets	112	128	-13%
Block hours (7)	143,915	178,435	-19%
Departures	82,399	104,692	-21%
Average daily utilization of each aircraft (hours) (8)	9.6	9.7	-1%
Average length of aircraft flight (miles)	498	487	2%
Average seat density	67	65	3%

The following table sets forth branded passenger service operational statistics for the period identified below:

Three Months Ended
Operating Highlights - Branded	March 31, 2010
Total revenue ($000)	352,337
Passengers carried	3,211,375
Revenue passenger miles (000) (1)	2,799,513
Available seat miles (000) (2)	3,696,696
Passenger load factor (3)	75.7%
Total revenue per available seat mile (cents)	9.53
Passenger revenue per available seat mile (cents)	9.10
Cost per available seat mile (cents) (4) (5)	11.13
Fuel cost per available seat mile (cents)	3.50
Cost per available seat mile, including interest expense and excluding fuel expense (cents) (5)	7.63
Operating aircraft at period end:(6)
37-50 seat regional jets	11
70-99 seat regional jets	39
120 seat regional jets	52
Block hours (7)	96,059
Departures	45,341
Average daily utilization of each aircraft (hours) (8)	11.1
Average length of aircraft flight (miles)	830
Average seat density	98

(1)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

(2)	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

(3)	Revenue passenger miles divided by available seat miles.

(4)	Total operating and interest expenses divided by available seat miles.

(5)
Costs exclude goodwill impairment of $13.3 million and other expenses not attributable to the fixed-fee segment (e.g. subleased aircraft and amortization of slots) and exclude other impairment charges of $11.5 million on the branded segment. Total operating and interest expenses excluding goodwill impairment and other impairment charges is not a calculation based on accounting principles generally accepted in the United States of America and should not be considered as an alternative to total operating expenses.   Cost per available seat mile utilizing this measurement is included as it is a measurement recognized by the investing public relative to the airline industry.

(6)	Excludes two idle 37-50 seat aircraft at March 31, 2010 and three and two idle 70-99 seat aircraft at March 31, 2010 and 2009, respectively.

(7)	Hours from takeoff to landing, including taxi time.

(8)	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

The following table sets forth information regarding the Company’s revenues and expenses for the three months ended March 31, 2010 and 2009. Individual expense components are also expressed in cents per available seat mile (“ASM”).

Consolidated Results of Operations	Quarter ended March 31,
	2010		2009
	Amount	Cents	Amount	Cents
	(in thousands)	per ASM	(in thousands)	per ASM
OPERATING REVENUES:
Fixed-fee service	$250,974		$321,712
Passenger service	336,525		-
Cargo and other	21,213		3,593
Total operating revenues	608,712		325,305

OPERATING EXPENSES:
Wages and benefits	139,068	2.16	64,590	1.94
Aircraft fuel	144,133	2.24	32,116	0.97
Landing fees and airport rents	39,033	0.61	16,898	0.51
Aircraft and engine rent	60,773	0.94	31,603	0.95
Maintenance and repair	57,929	0.90	46,581	1.40
Insurance and taxes	10,842	0.17	6,479	0.19
Depreciation and amortization	51,521	0.80	35,895	1.08
Promotion and sales	32,443	0.50	-	-
Goodwill impairment	-	-	13,335	0.40
Other impairment charges	11,473	0.18	-	-
Other	81,514	1.26	33,041	0.99
Total operating expenses	628,729	9.76	280,538	8.44

OPERATING INCOME(LOSS)	(20,017)		44,767

OTHER INCOME (EXPENSE):
Interest expense	(38,606)	(0.60)	(35,434)	(1.07)
Other - net	167	0.00	2,745	0.08
Total other income (expense)	(38,439)	(0.60)	(32,689)	(0.98)

INCOME(LOSS) BEFORE INCOME TAXES	(58,456)		12,078

INCOME TAX EXPENSE(BENEFIT)	(21,997)		9,918

NET INCOME(LOSS)	$(36,459)		$2,160

Total operating and interest expense	$667,335	10.36	$315,972	9.50

Total operating and interest expense less fuel,
goodwill impairment, and other impairment charges	$511,729	7.94	$270,521	8.14

Operating revenue in 2010 increased 87.1%, or $283.4 million, to $608.7 million from $325.3 million primarily as a result of revenues from branded airlines that were acquired during the second half of 2009.  Excluding reimbursement for fuel expense, which is a pass-through cost to our Partners, fixed-fee service revenues decreased 18.4% for 2010.  While total block hours operated by our regional jet subsidiaries were virtually unchanged year over year, block hours for the fixed-fee business declined 19.3%.  We have removed 28 aircraft from our fixed-fee operations since March 31, 2009.  Twenty-one 50-seat aircraft were removed from Continental and seven 50-seat aircraft were removed from United.  We also transitioned 16 aircraft previously reported in our fixed-fee business to our branded business.

Total operating and interest expenses, excluding fuel, goodwill impairment, and other impairment charges increased $241.2 million, to $511.7 million for 2010 compared to $270.5 million during 2009 due to the acquisitions of our branded carriers, Midwest and Frontier.  The cost per available seat mile on total operating and interest expenses, excluding fuel expenses, goodwill impairments and other impairment charges, decreased to 7.94¢ in 2010 compared to 8.14¢ in 2009.  Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 115.3%, or $74.5 million, to $139.1 million for 2010 compared to $64.6 million for 2009 due primarily to $67.1 million of expenses at Midwest and Frontier.    The remainder of the increase was due to a shift in the mix of flying to larger regional jets and normal wage increases.  The cost per available seat mile increased to 2.16¢ for 2010 compared to 1.94¢ in 2009.

Aircraft fuel expense increased 348.8%, or $112.0 million, to $144.1 million for 2010 compared to $32.1 million for 2009.  Fuel expense for branded operations in the current quarter was $129.5 million.  The cost per gallon for fuel used in the branded operation was $2.32 in 2010.  The $17.5 million decrease in fixed-fee fuel expenses over the prior year related to American and Delta, which began paying directly for fuel in May and June 2009, respectively.  The unit cost increased to 2.24¢ in 2010 compared to 0.97¢ in 2009.

Landing fees and airport rents increased by 131.0%, or $22.1 million, to $39.0 million in 2010 compared to $16.9 million in 2009.  This was due to the acquisition of branded carriers during the prior year, which accounted for $26.7 million of additional expense in 2010.  Fixed-fee landing fees declined $4.6 million due to one of our Partners paying directly for landing fees since August 2009.  Our fixed-fee agreements provide for a direct reimbursement of landing fees.  The unit cost was 0.61¢ in 2010 compared to 0.51¢ in 2009.

Aircraft and engine rent increased by 92.3%, or $29.2 million, to $60.8 million in 2010 compared to $31.6 million in 2009.  Expense at Frontier was $29.3 million for the quarter.  The unit cost decreased to 0.94¢ for 2010 compared to 0.95¢ for 2009.

Maintenance and repair expenses increased by 24.4%, or $11.3 million, to $57.9 million in 2010 compared to $46.6 million for 2009 due mainly to the acquisition of our branded operations.  Maintenance expense at Frontier for the quarter was $8.5 million.   Regional jet maintenance jet expense increased $2.7 million due to $1.7 million increase in engine life limited parts expense and a $1.6 million increase in foreign object damage expense.  The unit cost decreased to 0.90¢ in 2010 compared to 1.40¢ in 2009.

Insurance and taxes increased 67.3%, or $4.4 million, to $10.8 million in 2010 compared to $6.5 million in 2009. Expense at Frontier was $4.4 million in the first quarter.  Our fixed-fee agreements generally provide for a direct reimbursement of insurance and property taxes.  The unit cost decreased to 0.17¢ in 2010 compared to 0.19¢ in 2009.

Depreciation and amortization increased 43.5%, or $15.6 million, to $51.5 million in 2010 compared to $35.9 million in 2009 due mainly to $11.5 million of depreciation on assets acquired from Midwest and Frontier.  Depreciation on E190 aircraft purchased from US Airways in late 2009 was $3.9 million for the quarter.  The unit cost decreased to 0.80¢ in 2010 compared to 1.08¢ in 2009.

Promotion and sales expenses of $32.5 million were included as a result of the acquisitions of Midwest and Frontier to our branded services.  All of these expenses relate to the branded operations only.  The unit cost was 0.50¢ in 2010.

Other impairment charges in the current quarter are primarily the result of management’s decision to combine the Midwest and Frontier branded operations under one name.  Trademark intangibles and other tangible assets related to the Midwest brand livery and tradename were written down to their fair values.

Goodwill impairment of $13.3 million in 2009 is result of goodwill impairment from the fixed-fee services.  The unit cost was 0.40¢ in 2009.

Other expenses increased 146.7%, or $48.5 million, to $81.5 million in 2010 from $33.0 million in 2009.  Of the increase, $49.6 million related to expenses from Frontier and Midwest.  Of the total expense, approximately $13.1 million related to the integration of the branded business and return of aircraft.  The unit cost increased to 1.26¢ in 2010 compared to 0.99¢ in 2009.

Interest expense increased 9.0%, or $3.2 million, to $38.6 million compared with $35.4 million due primarily to the acquisition of Frontier and the related aircraft debt.  The unit cost decreased to 0.60¢ from 1.07¢ in 2009.

We recorded an income tax benefit of $22.0 million or 37.6% in the current quarter compared with an income tax expense of $9.9 million or 82.1% effective tax rate in the prior year quarter.  The current quarter effective tax rate is based on the projected annualized results.  The effective tax rate for the prior year quarter was higher than the statutory rate due to the $13.3 million write-off of goodwill, which is not deductible for tax and state income taxes and non-deductible meals and entertainment expense, primarily for our flight crews.

Liquidity and Capital Resources

As of March 31, 2010, we had total cash of $385.7 million of which $146.3 million was unrestricted.  At March 31, 2010, we had a working capital deficit of $184.0 million.   The Company currently anticipates that its unrestricted cash on hand, the cash generated from operations, and other financings will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

Working capital deficits are customary for airlines since the air traffic liability and a portion of the frequent flyer liability are classified as current liabilities.  Our liquidity depends to a large extent on the financial strength of our Partners in relation to our fixed-fee business and the number of passengers who fly in our branded passenger service, the fares they pay, our operating and capital expenditures, our financing activities, the amount of cash holdbacks imposed by our credit card processors, and the cost of fuel.  We cannot predict what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as volatile fuel prices, the economic recession, the global credit and liquidity crisis, weather-related disruptions, the impact of airline bankruptcies or consolidations, U.S. military actions or acts of terrorism.

Net cash provided by operating activities was $24.3 million and $55.5 million for the three months ended March 31, 2010 and 2009, respectively.  The $31.2 million decrease in operating cash flows is primarily attributable to the loss from branded operations of $70.4 million offset by timing and changes in our working capital needs.

Net cash used in investing activities was $5.2 million for the three months ended March 31, 2010 as compared to net cash provided by investing activities of $11.2 million for the three months ended March 31, 2009.  The decrease in cash from investing activities over the prior year is the result deposits for aircraft made in the current year as well as the result of proceeds from the sale of aircraft in the prior year.

Net cash used by financing activities was $30.3 for the three months ended March 31, 2010 compared to $78.5 million for the three months ended March 31, 2009.  In the current quarter, we received proceeds of $31.4 million as a result of debt issuances.  The majority of the issuances relate to the Company’s new credit agreement for $22.9 million, which is secured by certain equipment and accrues interest at a rate of LIBOR plus a margin.

Other liquidity initiatives

We have contracts with bankcard processors that require full collateralization of bankcard funds equal to the air traffic liability associated with the estimated amount of bankcard transactions plus related passenger taxes.  As of March 31, 2010, that amount totaled $202.6 million.

Aircraft Leases and Other Off-Balance Sheet Arrangements

We have significant obligations for aircraft and engines that are classified as operating leases and, therefore, are not reflected as liabilities on our balance sheet. Aircraft leases expire between 2010 and 2024. As of March 31, 2010, our total mandatory payments under operating leases for aircraft aggregated approximately $1.54 billion and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $230.1 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. The leases expire through 2033. As of March 31, 2010, our total mandatory payments under other non-cancelable operating leases aggregated approximately $196.3 million. Total minimum annual other rental payments for the next 12 months are approximately $39.5 million.

Contractual Obligations and Commercial Commitments

As of March 31, 2010, we had firm orders to purchase eight A320 aircraft that have scheduled delivery dates beginning in February 2013 and continuing through November 2014. The current total list price of the eight aircraft is $349.0 million.  Through March 31, 2010, we made aircraft deposits in accordance with the aircraft commitments of $5.5 million. We also had a commitment to acquire eight spare aircraft engines with a current list price of approximately $41.9 million.  We expect to take delivery of three engines per year during 2010 and 2011 and two engines in 2012.  These commitments are subject to customary closing conditions.

During the current quarter, the Company entered into a purchase agreement with Bombardier for the purchase of 40 CS300 aircraft and the option to purchase up to an additional 40 aircraft with delivery beginning in the second quarter of 2015.  In connection with the purchase agreement, the Company also signed an exclusive 15-year maintenance contract with Pratt & Whitney for support of the aircraft engines and agreed to purchase six engines.  The combination of these agreements increases our outstanding purchase commitments by approximately $2.84 billion in the periods beyond March 15, 2015.

During the current quarter the Company took delivery of an Airbus 320 aircraft, which was lease financed.

Asset Impairment and write-downs

During the quarter ended March 31, 2010 the Company selected Frontier as its surviving tradename for the Company’s branded passenger service operations.  As a result, the Midwest tradename intangible was fully impaired and certain other assets related to the Midwest brand and aircraft liveries were written down to their fair values.  These impairments totaled $11.5 million and are included in Other impairment charges in the Statements of Operations.

Critical Accounting Policies

Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to the Fair Value Measurements and Disclosures topic of the ASC. This amendment requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This amendment is effective for periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which will be effective for fiscal years beginning after December 15, 2010. Accordingly, the Company has adopted this amendment in the current quarter by adding additional disclosures, except for the additional Level 3 requirements which will be adopted in fiscal year 2011.

In October 2009, the FASB issued guidance that changes the accounting for revenue arrangements with multiple deliverables. The guidance requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices and eliminates the use of the residual method of allocation.  The guidance establishes a hierarchy for determining the selling price of a deliverable, based on vendor-specific objective evidence, third-party evidence or estimated selling price.   In addition, this guidance expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The guidance will be effective for the Company prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011, with early adoption permitted. Management has elected not to early adopt this guidance and is currently evaluating the impact that this change will have on its consolidated financial statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Our earnings can be affected by changes in interest rates due to amount of cash and securities held and variable rate debt. At March 31, 2010 and December 31, 2009, approximately $520.1 million and $506.8 million, respectively, of our outstanding debt was at variable interest rates.   A one hundred basis point change in the LIBOR rate would increase or decrease interest expense by $5.3 million and $5.1 million, respectively.

Aircraft Fuel Price Risk

Our results of operations are materially impacted by changes in aircraft fuel prices. In an effort to manage our exposure to this risk, we periodically purchase call options on crude oil. We do not hold or issue any derivative financial instruments for trading purposes. These fuel hedges do not qualify for hedge accounting, and, as such, realized and unrealized non-cash mark-to-market adjustments are included in aircraft fuel expense.  A one dollar change in the price per barrel of crude oil will increase or decrease our fuel expense by $5.7 million.  A one-cent change in the cost of each gallon of fuel would impact our pre-tax income by approximately $2.4 million per year based on our current fleet and aircraft fuel consumption.

Item 4: Controls and Procedures

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

Changes in Internal Control

Except as set forth below, during the three months ended March 31, 2010, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We are in the process of completing our integration of Midwest and Frontier.  We are currently integrating policies, processes, people, technology and operations for the combined companies. Management will continue to evaluate our internal control over financial reporting as we execute integration activities.

Part II. OTHER INFORMATION

Item 6.

Exhibits

(a)	Exhibits

10.65*	Purchase Agreement No. PA-C006, by and between Bombardier Inc. and Republic Airways Holdings Inc., dated as of February 24, 2010.

10.66*	Credit Agreement by and among Chautauqua Airlines, Inc., Republic Airways Holdings Inc. and certain lenders, dated as of March 26, 2010.

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

31.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

32.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: May 10, 2010	By: /s/ Bryan K. Bedford
Name: Bryan K. Bedford
Title: Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated: May 10, 2010	By: /s/ Robert H. Cooper
Name: Robert H. Cooper
Title: Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)