Form 10-Q
period 2010-06-30
REPUBLIC AIRWAYS HOLDINGS INC
filed 2010-08-09
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☑ No

Number of shares of Common Stock outstanding as of the close of business on August 4, 2010:  34,738,058.

TABLE OF CONTENTS

	Part I - Financial Information
Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	3

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2010 and 2009	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2010 and 2009	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

	Part II - Other Information
Item 1A.	Risk Factors	22

Item 6.	Exhibits	22

	Signatures	23

Exhibit 31.1 Certification by Chief Executive Officer

Exhibit 31.2 Certification by Chief Financial Officer

Exhibit 32.1 Certification by Chief Executive Officer

Exhibit 32.2 Certification by Chief Financial Officer

All other items of this report are inapplicable

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	Dec 31,
	2010	2009
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$159,787	$157,532
Restricted cash	257,085	192,700
Receivables—net of allowance for doubtful accounts of $820 and $743, respectively	94,710	69,510
Inventories—net	88,388	81,391
Prepaid expenses and other current assets	45,045	42,568
Assets held for sale	72,958	25,649
Deferred income taxes	21,023	21,023

Total current assets	738,996	590,373
Aircraft and other equipment—net	3,276,187	3,418,160
Maintenance deposits	139,800	143,868
Other intangible assets—net	151,344	166,025
Other assets	157,771	132,046

Total	$4,464,098	$4,450,472

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$299,715	$243,259
Accounts payable	38,386	106,178
Air traffic liability	273,705	138,242
Deferred frequent flyer revenue	45,370	46,213
Accrued liabilities	269,070	211,632

Total current liabilities	926,246	745,524
Long-term debt—less current portion	2,421,581	2,546,160
Deferred frequent flyer revenue	111,816	108,545
Deferred credits and other non current liabilities	103,729	97,788
Deferred income taxes	414,468	434,575

Total liabilities	3,977,840	3,932,592
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding outstanding	-	-
Common stock, $.001 par value; one vote per share;150,000,000 shares authorized; 44,071,324 and 43,931,116 shares issued and 34,738,058 and 34,598,683shares outstanding, respectively	44	44
Additional paid-in capital	301,294	299,257
Treasury stock, 9,333,266 and 9,332,433 shares at cost, respectively	(181,827)	(181,820)
Accumulated other comprehensive loss	(1,979)	(2,172)
Accumulated earnings	368,726	402,571

Total stockholders' equity	486,258	517,880

Total	$4,464,098	$4,450,472

See accompanying notes to the condensed consolidated  financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
OPERATING REVENUES:
Fixed-fee service	$260,212	$310,343	$511,186	$632,055
Passenger service	403,984	-	740,508	-
Cargo and other	19,088	9,619	40,302	13,212

Total operating revenues	683,284	319,962	1,291,996	645,267

OPERATING EXPENSES:
Wages and benefits	140,855	65,992	279,923	130,582
Aircraft fuel	160,452	28,586	304,585	60,702
Landing fees and airport rents	44,206	18,510	83,239	35,408
Aircraft and engine rent	60,849	30,205	121,622	61,808
Maintenance and repair	63,350	46,054	121,279	92,635
Insurance and taxes	10,926	6,803	21,768	13,282
Depreciation and amortization	50,817	37,709	102,338	73,604
Promotion and sales	35,869	-	68,312	-
Goodwill impairment	-	-	-	13,335
Other impairment charges	-	-	11,473	-
Other	72,405	32,465	153,919	65,506

Total operating expenses	639,729	266,324	1,268,458	546,862

OPERATING INCOME	43,555	53,638	23,538	98,405

OTHER INCOME (EXPENSE):
Interest expense	(39,020)	(34,950)	(77,627)	(70,384)
Other—net	263	4,894	430	7,639

Total other expense	(38,757)	(30,056)	(77,197)	(62,745)

INCOME(LOSS) BEFORE INCOME TAXES	4,798	23,582	(53,659)	35,660

INCOME TAX EXPENSE(BENEFIT)	2,183	12,112	(19,814)	22,030

NET INCOME(LOSS)	2,615	11,470	(33,845)	13,630

Add: Net loss attributable to noncontrolling interest in Mokulele Flight Service Inc.		2,647		2,647

NET INCOME(LOSS) OF THE COMPANY	$2,615	$14,117	$(33,845)	$16,277

NET INCOME(LOSS) PER COMMON SHARE - BASIC	$0.08	$0.41	$(0.99)	$0.48

NET INCOME(LOSS) PER COMMON SHARE - DILUTED	$0.08	$0.41	$(0.99)	$0.48

See accompanying notes to the condensed consolidated  financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2010	2009
NET CASH FROM OPERATING ACTIVITIES	$82,581	$99,163

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(16,924)	(21,006)
Proceeds from sale of aircraft and other equipment	19,728	70,158
Aircraft deposits	(15,001)	(4,000)
Aircraft deposits returned	-	6,405
Fundings of notes receivable	-	(58,968)
Other, net	5,890	133

NET CASH FROM INVESTING ACTIVITIES	(6,307)	(7,278)

FINANCING ACTIVITIES:
Payments on debt	(104,333)	(66,487)
Proceeds from debt issuance	43,066	-
Payments on early extinguishment of debt	(11,270)	(56,772)
Payments of debt issue costs	(1,482)	(911)

NET CASH FROM FINANCING ACTIVITIES	(74,019)	(124,170)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,255	(32,285)

CASH AND CASH EQUIVALENTS—Beginning of period	157,532	129,656

CASH AND CASH EQUIVALENTS—End of period	$159,787	$97,371

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$69,928	$65,401
Income taxes paid	568	270

NON-CASH INVESTING & FINANCING TRANSACTIONS:
Aircraft, inventories, and other equipment purchased through financing arrangements from manufacturer	11,461	64,187
Parts, training and lease credits from aircraft manufacturer	(13,258)	(9,631)
Liabilities assumed in Mokulele transaction	-	9,300
Conversion of Mokulele note to equity	-	3,000
Engine received to be financed or paid	-	3,319

See accompanying notes to the condensed consolidated  financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Business

The accompanying financial statements of Republic Airways Holdings Inc. (“Republic” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements include the accounts of Republic and its wholly-owned subsidiaries including Frontier Holdings, Inc. (“Frontier”), Chautauqua Airlines, Inc. (“Chautauqua”), Republic Airline Inc. (“Republic Airline”), Shuttle America Corporation (“Shuttle America”), and Midwest Air Group, Inc. (“Midwest”).  Unless the context indicates otherwise, the terms “the Company,” “we,” “us,” or “our,” refer to Republic Airways Holdings Inc. and our subsidiaries.

In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 16, 2010.

As of June 30, 2010, the Company’s operating airline subsidiaries offered scheduled passenger service on approximately 1,625 flights daily to 126 cities in 45 states, Canada, Mexico, and Costa Rica under branded operations as Frontier and Midwest, and through fixed-fee code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), Continental Airlines, Inc. (“Continental”), Delta Air Lines, Inc. (“Delta”), United Air Lines, Inc. (“United”), and US Airways, Inc. (“US Airways”) (collectively referred to as “Partners”).

The Company acquired Midwest and Frontier on July 31, 2009 and October 1, 2009, respectively.  The acquisitions provided the Company additional revenue diversity from its traditional fixed-fee services and allowed it to expand operations into branded passenger service.  The purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from Midwest and Frontier based on their estimated fair values as of the closing dates. The Company is still in the process of finalizing its evaluation of the fair value of the air traffic liability, the deferred frequent flyer revenue, and the income tax implications of these transactions, and will likely complete its purchase price allocations process during the third or fourth quarter of 2010.  There were no adjustments to the purchase price allocation during the current quarter.

On February 4, 2010, the Company announced that it expects to wind-down the operations of Lynx Airlines, Inc. (“Lynx”), by the end of the third quarter 2010.  The Company recorded approximately $9.6 million of lease termination costs during the six months ended June 30, 2010.  Additional lease return costs will be accrued ratably over the remaining lease term while the aircraft are operating once such costs are probable and reasonably estimable.  The closure of Lynx will result in the reduction or reallocation of approximately 175 positions; accordingly, the Company recorded approximately $0.8 million of severance related charges for the six months ended June 30, 2010.  The remaining six owned Lynx Q400 aircraft were reduced to the lower of carrying value or estimated fair value less cost to sell and classified as held for sale, as the aircraft are removed from service.

In June 2010, the Company entered into agreements to lease six A320 aircraft for six years from the date of delivery.  These aircraft will be delivered between January 2011 and June 2011.

In July 2010, the Company signed a letter of intent to acquire 24 new E190 aircraft with the option to convert any of the aircraft in the order to the larger E195 model. The letter of intent is subject to final documentation, including final commercial terms.  Under the agreement, deliveries would begin in mid 2011, with the first six aircraft arriving by the end of the year. The aircraft would be configured in a single-class arrangement and include stretch seating, a key on-board amenity offered in Frontier’s operation. The E190 would offer 99 seats, while the E195 would be configured with 116 if the Company chose to convert any of the orders.

2. Summary of Significant Accounting Policies

Revenue Recognition – Under the Company’s fixed-fee code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  The Company has concluded that a component of its fixed-fee service revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the three months ended June 30, 2010 and 2009 were $78.9 million and $93.7 million.  The amounts deemed to be rental income during the sixth months ended June 30, 2010 and 2009 were $159.0 million and $186.8 million, respectively, and have been included in fixed-fee service revenues in the Company’s condensed consolidated statements of operations.

Assets Held for Sale – Assets held for sale consist of grounded aircraft, flight equipment and spare aircraft parts recorded at the lower of carrying value or their estimated fair value less cost to sell.  In the current year, we sold certain Midwest grounded aircraft for consideration of $11.3 million.  The Company recorded a loss of approximately $.2 million and the proceeds from the sale were used to reduce the related debt secured by these aircraft.

Stockholders’ Equity - The following summarizes the activity of the stockholders’ equity accounts for the period from December 31, 2009 through June 30, 2010.  Additional paid-in capital increased from $299.3 million to $301.3 million due to $2.0 million of stock compensation expense.  Accumulated other comprehensive loss decreased to $2.0 million from $2.2 million due to the reclassification adjustment for loss realized on derivatives, net of tax.  Accumulated earnings decreased from $402.6 million to $368.7 million based on current year to date net loss.

Net Income (Loss) Per Common Share - is based on the weighted average number of shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Basic and diluted income(loss) per share:

Net income(loss)	$2,615	$14,117	$(33,845)	$16,277

Weighted average common shares outstanding	34,295,028	34,205,173	34,283,078	34,193,741
Effect of dilutive securities:
Stock options	19,322	-	-	-

Shares used to computed diluted earnings per share	34,314,350	34,205,173	34,283,078	34,193,741

Basic income(loss) per share	$0.08	$0.41	$(0.99)	$0.48

Diluted income(loss) per share	$0.08	$0.41	$(0.99)	$0.48

The Company excluded 5,326,444 and 4,114,669 of employee stock options from the calculation of diluted net income per share due to their anti-dilutive impact for the three months ended June 30, 2010 and 2009.  The Company excluded 5,326,444 and 4,512,410, of employee stock options from the calculation of diluted net income per share due to their anti-dilutive impact for the six months ended June 30, 2010 and 2009.  The convertible note payable has a $25.0 million face value and is convertible in whole or in part up to 2,500,000 shares of the Company’s common stock.  The convertible note payable was anti-dilutive for the three months and six months ended June 30, 2010.

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

Aircraft Fuel Derivatives – Recurring - The Company’s derivative contracts are privately negotiated contracts and are not exchange traded.   Fair value measurements based on level 2 inputs are estimated with option pricing models that employ observable and certain unobservable inputs.  Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.   The fair value of fuel hedging derivatives of $1.5 million is recorded in prepaid expenses and other current assets in the consolidated balance sheets at June 30, 2010. The Company does not hold or issue any derivative financial instruments for speculative trading purposes.  The Company chose not to designate these derivatives as hedges, and, as such, realized and unrealized mark-to-market adjustments are included in aircraft fuel expense in the consolidated statements of operations.

Tradename Intangible - Nonrecurring– as a result of the Company’s decision to unify its brand names, the Company announced its intent to discontinue the use of the tradename Midwest Airlines. During the three month period ended March 31, 2010, the Company fully impaired the value of the Midwest Airlines tradename intangible of $7.6 million to its fair value of zero based on level 3 inputs.  The estimates of fair value represent the Company’s best estimate based on industry trends and reference to market rates and transactions.  See Note 5.

New Accounting Pronouncements –

In January 2010, the FASB issued an amendment to the Fair Value Measurements and Disclosures topic of the ASC. This amendment requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This amendment is effective for periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which will be effective for fiscal years beginning after December 15, 2010. Accordingly, the Company has adopted this amendment in the current year by adding additional disclosures, except for the additional Level 3 requirements which will be adopted in fiscal year 2011.

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

3.  Debt

During the six months ended June 30, 2010, the Company entered into a credit agreement and borrowed $22.9 million which is secured by certain equipment and accrues interest at a rate of LIBOR plus a margin.   Payments of $2.1 million are due quarterly and began in April 2010, with the final balance outstanding payment due on October 31, 2012.  In addition, the Company debt financed other equipment increasing the Company’s debt balances by an additional $20.5 million.

During the six months ended June 30, 2010, we sold certain aircraft held for sale and the proceeds received of $11.3 million were used to reduce the related debt.  The Company has classified $54.9 million of debt as current related to Q400 aircraft which are held for sale.

We are required to comply with certain financial covenants under certain of our financing arrangements.  We are required to maintain a certain level of minimum unrestricted cash and maintain certain cash flow and working capital covenants.  As of June 30, 2010, we were in compliance with all our covenants.

4. Commitments and Contingencies

During the six months ended June 30, 2010, the Company entered into a purchase agreement with Bombardier for the purchase of 40 CS300 aircraft and the option to purchase up to an additional 40 aircraft with delivery beginning in the second quarter of 2015.  In connection with the purchase agreement, the Company also signed an exclusive 15-year maintenance contract with Pratt & Whitney for support of the aircraft engines and agreed to purchase six engines.  The combination of these agreements increases our outstanding purchase commitments by approximately $2.84 billion in the periods beyond March 15, 2015.

During the six months ended June 30, 2010 the Company took delivery of three Airbus 320 aircraft, which were lease financed.

In June 2010, the Company entered into short-term agreements to lease six A320 aircraft for six years from the date of delivery.  These aircraft will be delivered between January 2011 and June 2011.  The total lease commitment for the remainder of the lease term is $136.2 million with payments being made on a monthly basis.

5. Asset Impairment

The Company announced publicly on April 13, 2010, that Frontier Airlines is the name for its consolidated branded network.  As a result, the Midwest tradename intangible was fully impaired and certain other assets related to the Midwest brand and aircraft liveries were written down to their fair values.  These impairments totaled $11.5 million in the first quarter and are included in other impairment charges in the Statements of Operations.

6. Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to and regularly evaluated by the company’s chief operating decision maker (“CODM”) when deciding how to allocate resources and in assessing performance.

The Company has identified three reportable segments, fixed-fee service, branded passenger service, and other.

Financial information for the three and six months ended June 30, 2010 and 2009 for the Company’s operating segments is as follows (in thousands):

Three Months Ended	Fixed
June 30, 2010	fee	Branded	Other	Total
Total operating revenue (1)	$260,198	$418,433	$4,653	$683,284
Aircraft fuel	18,958	141,476	18	160,452
Depreciation and amortization	31,002	18,340	1,475	50,817
Income (loss) before income taxes	18,170	(14,228)	856	4,798
Total assets	2,556,655	1,607,177	300,266	4,464,098
Total debt	1,804,228	719,893	197,175	2,721,296

Three Months Ended	Fixed
June 30, 2009	fee	Branded *	Other	Total
Total operating revenue (1)	$310,343	$5,566	$4,053	$319,962
Aircraft fuel	26,529	2,015	42	28,586
Depreciation and amortization	34,518	943	2,248	37,709
Income (loss) before income taxes	27,698	(5,492)	1,376	23,582
Total assets	2,863,423	12,259	350,268	3,225,950
Total debt	2,214,932	8,498	-	2,223,430

Six Months Ended	Fixed
June 30, 2010	fee	Branded	Other	Total
Total operating revenue (1)	$511,233	$770,770	$9,993	$1,291,996
Aircraft fuel	33,495	271,002	88	304,585
Depreciation and amortization	61,959	36,233	4,146	102,338
Goodwill and other impairment charges	-	11,473	-	11,473
Income (loss) before income taxes	32,438	(84,671)	(1,426)	(53,659)
Total assets	2,556,655	1,607,177	300,266	4,464,098
Total debt	1,804,228	719,893	197,175	2,721,296

Six Months Ended	Fixed
June 30, 2009	fee	Branded *	Other	Total
Total operating revenue (1)	$632,055	$5,566	$7,646	$645,267
Aircraft fuel	58,535	2,015	152	60,702
Depreciation and amortization	69,085	943	3,576	73,604
Goodwill and other impairment charges	13,335	-	-	13,335
Income (loss) before income taxes	44,884	(5,493)	(3,731)	35,660
Total assets	2,863,423	12,259	350,268	3,225,950
Total debt	2,214,932	8,498	-	2,223,430

(1)	Fixed-fee and Branded segment revenues include cargo and other revenues attributable to these segments
*	Branded amounts for the three months and six months ended June 30, 2009 only include operations from Mokulele

7. Reclassifications

Certain reclassifications have been made to the June 30, 2010 condensed consolidated financial statements in order to conform to the December 31, 2009 condensed consolidated financial statement presentation.  The Company had a reclassification of $57.5 million from accounts payable to accrued liabilities.  These reclassifications had no effect on net income.

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

Overview

We are a Delaware holding company that offers scheduled passenger services through our wholly-owned operating subsidiaries including Frontier Holdings, Inc. (“Frontier”), Chautauqua Airlines, Inc. (“Chautauqua”), Republic Airline Inc. (“Republic Airline”), Shuttle America Corporation (“Shuttle America”), and Midwest Air Group, Inc. (“Midwest”).   The Company acquired Midwest and Frontier on July 31, 2009 and October 1, 2009, respectively.  The acquisitions provided the Company additional revenue diversity from its traditional fixed-fee services and allowed it to expand operations into branded passenger service.  Unless the context indicates otherwise, the terms “the Company,” “we,” “us,” or “our,” refer to Republic Airways Holdings Inc. and our subsidiaries.

As of June 30, 2010, our operating subsidiaries offered scheduled passenger service on approximately 1,625 flights daily to 126 cities in 45 states, Canada, Mexico, and Costa Rica under branded operations as Frontier and Midwest, and through fixed-fee code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), Continental Airlines, Inc. (“Continental”), Delta Air Lines, Inc. (“Delta”),  United Air Lines, Inc. (“United”), and US Airways, Inc. (“US Airways”) (collectively referred to as our “Partners”).

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

New markets

Midwest’s branding, livery and route structure are operated by the Company’s operating subsidiaries.  The Company announced publicly on April 13, 2010, that Frontier Airlines is the name for its consolidated branded network.  In addition, we announced plans to add 17 new routes in the second quarter of 2010.  These routes have all started operating.  Ten were from the Denver hub to:  Branson, MO, Fairbanks, AK, Grand Rapids, MI, Green Bay, WI, Long Beach, CA, Louisville, KY, Madison, WI, New Orleans, LA, Newport News, VA, and Santa Barbara, CA.  Five more are from Milwaukee to:  Raleigh/Durham, NC, St. Louis, MO, San Diego, CA, San Francisco, CA, and Seattle, WA.  The final two are from Kansas City to:  Columbus, OH, and New Orleans, LA.

Between May and July, we have announced additional new Frontier service starting in the fourth quarter of 2010 between a) Denver to Steamboat Springs, CO, b) Milwaukee and Branson, MO, Cancun, Mexico, Hartford/Springfield, CT, and San Antonio, TX and c) Kansas City and Austin, TX, and San Jose del Cabo, Mexico.

Fleet transition

On February 4, 2010, the Company announced that it expects to wind-down the operations of Lynx Airlines, Inc. (“Lynx”), by the end of the third quarter 2010.  The Company recorded approximately $9.6 million of lease termination costs during 2010.  Additional lease return costs will be accrued ratably over the remaining lease term while the aircraft are operating once such costs are probable and reasonably estimable.  The closure of Lynx will result in the reduction or reallocation of approximately 175 positions; accordingly, the Company recorded approximately $0.8 million of severance related charges for the six months ended June 30, 2010.  The remaining six owned Lynx Q400 aircraft were reduced to the lower of carrying value or estimated fair value less cost to sell and classified as held for sale, as the aircraft are removed from service.

During the six months ended June 30, 2010 the Company took delivery of three A320 aircraft and four E190 aircraft previously purchased from US Airways and removed two E145 aircraft, removed six Q400 aircraft from service and removed the final seven CRJ-200 aircraft from its fleet, bringing our total operational fleet to 282 aircraft at June 30, 2010 from 290 aircraft at December 31, 2009.  The seven new aircraft were placed into service in our Frontier operation.  The Q400 aircraft were removed from our Frontier operation and will be returned to the lessor.  The other nine aircraft were removed from fixed-fee service and were returned to the lessor or subleased offshore.

We have firm orders to purchase or acquire on lease fourteen A320 aircraft that have scheduled delivery dates beginning in January 2011 and continuing through November 2014.  In addition we have commitments to purchase 40 CS300 jets and the option to purchase up to an additional 40 aircraft.  In connection with the purchase agreement, we also signed an exclusive 15-year maintenance contract with Pratt & Whitney for support of the aircraft engines.

In July 2010, the Company signed a letter of intent to acquire 24 new E190 aircraft with the option to convert any of the aircraft in the order to the larger E195 model. The letter of intent is subject to final documentation, including final commercial terms.  Under the agreement, deliveries would begin in mid 2011, with the first six aircraft arriving by the end of 2011. The aircraft would be configured in a single-class arrangement and include stretch seating, a key on-board amenity offered in Frontier’s operation. The E190 would offer 99 seats, while the E195 would be configured with 116 if the Company chose to convert any of the orders.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table sets forth fixed-fee operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights - Fixed Fee	Three Months Ended June 30,
	2010	2009	Change
Fixed-fee service revenues, excluding fuel ($000)	241,254	283,771	(15.0)%
Passengers carried	4,587,990	5,137,890	(10.7)%
Revenue passenger miles (000) (1)	2,228,906	2,608,360	(14.5)%
Available seat miles ("ASM") (000) (2)	2,838,454	3,395,236	(16.4)%
Passenger load factor (3)	78.5%	76.8%	1.7	pts
Cost per ASM (cents) (4) (5)	8.53	8.87	(3.8)%
Cost per ASM, including interest expense and excluding fuel expense (cents) (5)	7.86	8.03	(2.1)%
Operating aircraft at period end: (6)
37-50 seat jets	64	80	(20.0)%
70-86 seat jets	113	130	(13.1)%
Block hours (7)	148,349	176,705	(16.0)%
Departures	90,203	105,589	(14.6)%
Average daily utilization of each aircraft (hours) (8)	9.9	9.7	2.1%
Average length of aircraft flight (miles)	473	486	(2.7)%
Average seat density	67	66	1.5%

The following table sets forth branded passenger service operational statistics for the period identified below:

Operating Highlights - Branded	June 30, 2010

Service revenues, excluding fuel ($000)	418,433
Passengers carried	3,890,449
Revenue passenger miles (000) (1)	3,338,610
Available seat miles ("ASM") (000) (2)	3,887,705
Passenger load factor (3)	85.9%
Total revenue per available seat mile (cents)	10.76
Passenger revenue per ASM (cents)	10.39
Cost per ASM (cents) (4) (5)	10.79
Fuel cost per ASM (cents)	3.56
Cost per ASM, excluding fuel expense (cents) (5)	7.23
Gallons consumed	58,744,514
Average cost per gallon	$2.34
Operating aircraft at period end: (6)
37-50 seat jets	14
70-99 seat jets	37
120+ seat jets	54
Block hours (7)	97,846
Departures	47,291
Average daily utilization of each aircraft (hours) (8)	11.0
Average length of aircraft flight (miles)	825
Average seat density	100

(1)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

(2)	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

(3)	Revenue passenger miles divided by available seat miles.

(4)	Total operating and interest expenses divided by available seat miles.

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

(6)	Excludes two idle 37-50 seat aircraft at June 30, 2009.

(7)	Hours from takeoff to landing, including taxi time.

(8)	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

The following table sets forth information regarding the Company’s revenues and expenses for the three months ended June 30, 2010 and 2009. Individual expense components are also expressed in cents per available seat mile (“ASM”).

Consolidated Results of Operations	Three Months Ended June 30,
	2010		2009
	Amounts	Cents	Amounts	Cents
	(in thousands)	per ASM	(in thousands)	per ASM
OPERATING REVENUES:
Fixed-fee service	$260,212		$310,343
Passenger service	403,984		-
Cargo and other	19,088		9,619

Total operating revenues	683,284		319,962

OPERATING EXPENSES:
Wages and benefits	140,855	2.09	65,992	1.94
Aircraft fuel	160,452	2.39	28,586	0.84
Landing fees and airport rents	44,206	0.66	18,510	0.55
Aircraft and engine rent	60,849	0.90	30,205	0.89
Maintenance and repair	63,350	0.94	46,054	1.36
Insurance and taxes	10,926	0.16	6,803	0.20
Depreciation and amortization	50,817	0.76	37,709	1.11
Promotion and sales	35,869	0.53	-	-
Other	72,405	1.08	32,465	0.95

Total operating expenses	639,729	9.51	266,324	7.84

OPERATING INCOME	43,555		53,638

OTHER INCOME (EXPENSE):
Interest expense	(39,020)	(0.58)	(34,950)	(1.03)
Other—net	263	0.00	4,894	0.14

Total other income (expense)	(38,757)	(0.58)	(30,056)	(0.89)

INCOME BEFORE INCOME TAXES	4,798		23,582

INCOME TAX EXPENSE	2,183		12,112

NET INCOME	2,615		11,470

Add: Net loss attributable to noncontrolling interest in Mokulele Flight Service Inc.	-		2,647

NET INCOME OF THE COMPANY	$2,615		$14,117

Total operating and interest expense	678,749	10.09	301,274	8.87

Total operating and interest expense less fuel	518,297	7.70	272,688	8.03

Operating revenue in 2010 increased 113.6%, or $363.3 million, to $683.3 million from $320.0 million primarily as a result of revenues from branded airlines that were acquired during the second half of 2009.  Excluding reimbursement for fuel expense, which is a pass-through cost to our Partners, fixed-fee service revenues decreased 15.0% for 2010.  Total block hours for the fixed-fee business declined 16.0%.  We have removed 33 aircraft from our fixed-fee operations since June 30, 2009.  Nine 50-seat aircraft were removed from Continental and seven 50-seat aircraft were removed from United.  We also transitioned 17 aircraft previously reported in our fixed-fee business to our branded business.

Total operating and interest expenses, excluding fuel, goodwill impairment, and other impairment charges increased $245.6 million, to $518.3 million for 2010 compared to $272.7 million during 2009 due to the acquisitions of our branded airlines, Midwest and Frontier.  The cost per available seat mile on total operating and interest expenses, excluding fuel expenses, goodwill impairments and other impairment charges, decreased to 7.70¢ in 2010 compared to 8.03¢ in 2009.  Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 113.4%, or $74.9 million, to $140.9 million for 2010 compared to $66.0 million for 2009 due primarily to $67.4 million of expenses at our branded airlines.    The remainder of the increase was due to a slight increase in medical, other benefits, and payroll taxes.  The cost per available seat mile increased to 2.09¢ for 2010 compared to 1.94¢ in 2009.

Aircraft fuel expense increased 461.3%, or $131.9 million, to $160.5 million for 2010 compared to $28.6 million for 2009.  Fuel expense for our branded airlines in the current quarter was $141.5 million.  The cost per gallon for fuel used in the branded operation was $2.33 in 2010.  This increase was offset by a $9.7 million decrease in fixed-fee fuel expenses over the prior year related to American and Delta, which began paying directly for fuel in May and June 2009, respectively.  The unit cost increased to 2.39¢ in 2010 compared to 0.84¢ in 2009.

Landing fees and airport rents increased by 138.8%, or $25.7 million, to $44.2 million in 2010 compared to $18.5 million in 2009.  This was due to the acquisition of branded airlines during the prior year, which accounted for $30.8 million of additional expense in 2010.  Fixed-fee landing fees declined $5.1 million due to one of our Partners paying directly for landing fees since August 2009.  Our fixed-fee agreements provide for a direct reimbursement of landing fees.  The unit cost was 0.66¢ in 2010 compared to 0.55¢ in 2009.

Aircraft and engine rent increased by 101.5%, or $30.7 million, to $60.9 million in 2010 compared to $30.2 million in 2009.  Expense at our branded airlines was $30.4 million for the quarter.  The unit cost increased to 0.90¢ for 2010 compared to 0.89¢ for 2009.

Maintenance and repair expenses increased by 37.6%, or $17.3 million, to $63.4 million in 2010 compared to $46.1 million for 2009 due mainly to the acquisition of our branded airlines.  Maintenance expense at Frontier for the quarter was $10.2 million.   The remaining amount of the increase was due to higher engine restoration costs on regional jets.  The unit cost decreased to 0.94¢ in 2010 compared to 1.36¢ in 2009.

Insurance and taxes increased 60.6%, or $4.1 million, to $10.9 million in 2010 compared to $6.8 million in 2009. Expense at our branded airlines was $4.1 million for the quarter.  Our fixed-fee agreements generally provide for a direct reimbursement of insurance and property taxes.  The unit cost decreased to 0.16¢ in 2010 compared to 0.20¢ in 2009.

Depreciation and amortization increased 34.8%, or $13.1 million, to $50.8 million in 2010 compared to $37.7 million in 2009 due mainly to $10.5 million of depreciation on assets acquired from our branded airlines.  Depreciation on E190 aircraft purchased from US Airways in late 2009 was $3.2 million for the quarter.  The unit cost decreased to 0.76¢ in 2010 compared to 1.11¢ in 2009.

Promotion and sales expenses of $35.9 million were included as a result of the acquisitions of our branded airlines.  The unit cost was 0.53¢ in 2010.

Other expenses increased 123.0%, or $39.9 million, to $72.4 million in 2010 from $32.5 million in 2009.  Of the increase, $45.2 million related to expenses from our branded airlines, of which $18.5 million related to the integration costs and return of aircraft.  The unit cost increased to 1.08¢ in 2010 compared to 0.95¢ in 2009.

Interest expense increased 11.6%, or $4.0 million, to $39.0 million compared with $35.0 million due primarily to the acquisition of our branded airlines and the related aircraft debt.  The unit cost decreased to 0.58¢ from 1.03¢ in 2009.

We recorded an income tax expense of $2.2 million or 45.5% in the current quarter compared with an income tax expense of $12.1 million or 51.3% effective tax rate in the prior year quarter.  The effective tax rate for the prior year quarter was higher than the statutory rate, which is not deductible for tax and state income taxes and non-deductible meals and entertainment expense, primarily for our flight crews.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table sets forth fixed-fee operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights - Fixed Fee	Six Months Ended June 30,
	2010	2009	Change
Service revenues, excluding fuel ($000)	477,691	573,367	(16.7)%
Passengers carried	8,406,246	9,571,699	(12.2)%
Revenue passenger miles (000) (1)	4,193,473	4,865,462	(13.8)%
Available seat miles ("ASM") (000) (2)	5,590,667	6,719,607	(16.8)%
Passenger load factor (3)	75.0%	72.4%	2.6	pts
Cost per ASM, (cents) (4) (5)	8.56	9.19	(6.9)%
Cost per ASM, including interest expense and excluding fuel expense (cents) (5)	7.96	8.08	(1.5)%
Operating aircraft at period end: (6)
37-50 seat jets	64	80	(20.0)%
70-99 seat jets	113	130	(13.1)%
Block hours (7)	292,264	355,140	(17.7)%
Departures	172,602	210,281	(17.9)%
Average daily utilization of each aircraft (hours) (8)	9.8	9.7	1.0%
Average length of aircraft flight (miles)	485	487	(0.4)%
Average seat density	67	66	1.5%

The following table sets forth branded passenger service operational statistics for the period identified below:

Operating Highlights - Branded	June 30, 2010

Service revenues, excluding fuel ($000)	770,770
Passengers carried	7,101,824
Revenue passenger miles (000) (1)	6,138,123
Available seat miles ("ASM") (000) (2)	7,584,401
Passenger load factor (3)	80.9%
Total revenue per available seat mile (cents)	10.16
Passenger revenue per ASM (cents)	9.76
Cost per ASM (cents) (4) (5)	10.82
Fuel cost per ASM (cents)	3.51
Cost per ASM, excluding fuel expense (cents) (5)	7.31
Gallons consumed	113,640,865
Average cost per gallon	$2.33
Operating aircraft at period end: (6)
37-50 seat jets	14
70-99 seat jets	37
120+ seat jets	54
Block hours (7)	193,906
Departures	92,632
Average daily utilization of each aircraft (hours) (8)	11.1
Average length of aircraft flight (miles)	827
Average seat density	99

(1)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

(2)	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

(3)	Revenue passenger miles divided by available seat miles.

(4)	Total operating and interest expenses divided by available seat miles.

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

(6)	Excludes two idle 37-50 seat aircraft at June 30, 2009.

(7)	Hours from takeoff to landing, including taxi time.

(8)	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

The following table sets forth information regarding the Company’s revenues and expenses for the six months ended June 30, 2010 and 2009. Individual expense components are also expressed in cents per available seat mile (“ASM”).

Consolidated Results of Operations	Six Months Ended June 30,
	2010		2009
	Amounts	Cents	Amounts	Cents
	(in thousands)	per ASM	(in thousands)	per ASM
OPERATING REVENUES:
Fixed-fee service	$511,186		$632,055
Passenger service	740,508		-
Cargo and other	40,302		13,212

Total operating revenues	1,291,996		645,267

OPERATING EXPENSES:
Wages and benefits	279,923	2.12	130,582	1.94
Aircraft fuel	304,585	2.31	60,702	0.91
Landing fees and airport rents	83,239	0.63	35,408	0.53
Aircraft and engine rent	121,622	0.92	61,808	0.92
Maintenance and repair	121,279	0.92	92,635	1.38
Insurance and taxes	21,768	0.17	13,282	0.20
Depreciation and amortization	102,338	0.78	73,604	1.10
Promotion and sales	68,312	0.52	-
Goodwill impairment	-	-	13,335	0.20
Other impairment charges	11,473	0.09	-
Other	153,919	1.17	65,506	0.96

Total operating expenses	1,268,458	9.63	546,862	8.14

OPERATING INCOME	23,538		98,405

OTHER INCOME (EXPENSE):
Interest expense	(77,627)	(0.59)	(70,384)	(1.05)
Other—net	430	0.00	7,639	0.11

Total other expense	(77,197)	(0.59)	(62,745)	(0.94)

INCOME(LOSS) BEFORE INCOME TAXES	(53,660)		35,660

INCOME TAX EXPENSE(BENEFIT)	(19,814)		22,030

NET INCOME(LOSS)	(33,846)		13,630

Add: Net loss attributable to noncontrolling interest in Mokulele Flight Service Inc.	-		2,647

NET INCOME(LOSS) OF THE COMPANY	$(33,846)		$16,277

Total operating and interest expense	1,346,085	10.22	617,246	9.19

Total operating and interest expense less fuel, goodwill impairment, and other impairment charges	1,030,027	7.82	543,209	8.08

Operating revenue in 2010 increased 100.2%, or $646.7 million, to $1.29 billion from $645.3 million primarily as a result of revenues from branded airlines that were acquired during the second half of 2009.  Excluding reimbursement for fuel expense, which is a pass-through cost to our Partners, fixed-fee service revenues decreased 16.7% for 2010.  Total block hours for the fixed-fee business declined 17.7%. We have removed 33 aircraft from our fixed-fee operations since June 30, 2009.  Nine 50-seat aircraft were removed from Continental and seven 50-seat aircraft were removed from United.  We also transitioned 17 aircraft previously reported in our fixed-fee business to our branded business.

Total operating and interest expenses, excluding fuel, goodwill impairment, and other impairment charges increased $485.0 million, to $1.03 billion for 2010 compared to $543.2 million during 2009 due to the acquisitions of our branded airlines.  The cost per available seat mile on total operating and interest expenses, excluding fuel expenses, goodwill impairments and other impairment charges, decreased to 7.82¢ in 2010 compared to 8.08¢ in 2009.  Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 114.4%, or $149.3 million, to $279.9 million for 2010 compared to $130.6 million for 2009 due primarily to $134.0 million of expenses at our branded airlines.    The remainder of the increase was due to a shift in the mix of regional flying towards larger regional jets coupled with the in-sourcing of EJet heavy maintenance.  The cost per available seat mile increased to 2.12¢ for 2010 compared to 1.94¢ in 2009.

Aircraft fuel expense increased 401.8%, or $243.9 million, to $304.6 million for 2010 compared to $60.7 million for 2009.  Fuel expense for branded airlines in the current year was $270.8 million.  The cost per gallon for fuel used in the branded operation was $2.33 in 2010.  The $26.9 million decrease in fixed-fee fuel expenses over the prior year related to American and Delta, which began paying directly for fuel in May and June 2009, respectively.  The unit cost increased to 2.31¢ in 2010 compared to 0.91¢ in 2009.

Landing fees and airport rents increased by 135.1%, or $47.8 million, to $83.2 million in 2010 compared to $35.4 million in 2009.  This was due to the acquisition of branded airlines during the prior year, which accounted for $57.6 million of expense in 2010.  Fixed-fee landing fees declined $9.8 million due to one of our Partners paying directly for landing fees since August 2009.  Our fixed-fee agreements provide for a direct reimbursement of landing fees.  The unit cost was 0.63¢ in 2010 compared to 0.53¢ in 2009.

Aircraft and engine rent increased by 96.8%, or $59.8 million, to $121.6 million in 2010 compared to $61.8 million in 2009.  Expense at Frontier was $60.5 million for the six months ended June 30, 2010.  The unit cost for 2010 and 2009 was 0.92¢.

Maintenance and repair expenses increased by 30.9%, or $28.7 million, to $121.3 million in 2010 compared to $92.6 million for 2009 due mainly to the acquisition of our branded operations.  Maintenance expense at Frontier for the year was $18.6 million.  The remaining increase is attributable to higher engine restoration costs.  The unit cost decreased to 0.92¢ in 2010 compared to 1.38¢ in 2009.

Insurance and taxes increased 63.9%, or $8.5 million, to $21.8 million in 2010 compared to $13.3 million in 2009. Expense at Frontier was $8.6 million for the six months ended June 30, 2010.  Our fixed-fee agreements generally provide for a direct reimbursement of insurance and property taxes.  The unit cost decreased to 0.17¢ in 2010 compared to 0.20¢ in 2009.

Depreciation and amortization increased 39.0%, or $28.7 million, to $102.3 million in 2010 compared to $73.6 million in 2009 due mainly to $22.0 million of depreciation on assets acquired from branded airlines.  Depreciation on E190 aircraft purchased from US Airways in late 2009 was $5.2 million for the six months ended June 30, 2010.  The unit cost decreased to 0.78¢ in 2010 compared to 1.10¢ in 2009.

Promotion and sales expenses of $68.3 million were included as a result of the acquisitions of our branded airlines.  All of these expenses relate to the branded operations only.  The unit cost was 0.52¢ in 2010.

Other impairment charges of $11.4 million for the six months ended June 30, 2010 are primarily the result of management’s decision to combine the branded operations under one name.  Trademark intangibles and other tangible assets related to the Midwest brand livery and tradename were written down to their fair values.  The unit cost was 0.09¢ in 2010.

Goodwill impairment of $13.3 million in 2009 is a result of goodwill impairment within our fixed-fee segment.  The unit cost was 0.20¢ in 2009.

Other expenses increased 135.0%, or $88.4 million, to $153.9 million in 2010 from $65.5 million in 2009.  Of the increase, $96.4 million related to expenses from our branded airlines, of which $29.6 million related to the integration of the branded business and return of aircraft.  This increase was offset by a decrease of 50 seat aircraft return costs of $3.2 million combined with a prior year charge of $3.0 million related to Mokulele Airlines.  The unit cost increased to 1.17¢ in 2010 compared to 0.96¢ in 2009.

Interest expense increased 10.3%, or $7.2 million, to $77.6 million compared with $70.4 million due primarily to the acquisition of Frontier and the related aircraft debt.  The unit cost decreased to 0.59¢ from 1.05¢ in 2009.

We recorded an income tax benefit of $19.8 million or 36.9% for the six months ended June 30, 2010, compared with an income tax expense of $22.0 million or 82.1% effective tax rate in the prior year quarter.  The current quarter effective tax rate is based on the projected annualized results.  The effective tax rate for the prior year quarter was higher than the statutory rate due to the $13.3 million write-off of goodwill, which is not deductible for tax and state income taxes and non-deductible meals and entertainment expense, primarily for our flight crews.

Liquidity and Capital Resources

As of June 30, 2010, we had total cash of $416.9 million of which $257.1 million was unrestricted.  At June 30, 2010, we had a working capital deficit of $187.2 million.   The Company currently anticipates that its unrestricted cash on hand, the cash generated from operations, and other financings will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

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

Net cash provided by operating activities was $82.6 million and $99.2 million for the six months ended June 30, 2010 and 2009, respectively.  The $16.6 million decrease in operating cash flows is primarily attributable to the net loss incurred during the first six months of 2010 compared to the net income of $16.3 million during the same period in 2009, and offset by changes in working capital. The net loss primarily relates to the Company’s losses incurred on its branded operations during the first quarter of 2010.  The company did not operate a branded operation during the first six months of 2009.

Net cash used in investing activities was $6.3 million and $7.3 million for the six months ended June 30, 2010 and 2009.  Investing activities primarily related to the purchase and sale or aircraft and other related equipment.

Net cash used by financing activities was $74.0 million for the six months ended June 30, 2010 compared to $124.2 million for the six months ended June 30, 2009.  During the first six months of 2010, we received proceeds of $43.1 million as a result of debt financing previously unencumbered aircraft engines and other equipment.  The majority of the financings relate to the Company’s new credit agreement for $22.9 million, which is secured by certain equipment and accrues interest at a rate of LIBOR plus a margin.  The decrease from the prior year relates to approximately $56.7 million of debt in 2009 that was extinguished early in conjunction with the sale of E135 aircraft.

Other liquidity initiatives

In May 2010, we successfully negotiated a new agreement to consolidate all of our Visa and MasterCard bankcard transactions to one processor.  Under the new agreement, the Company received a modest relief of it’s previously 100% collateralized bankcard liability to a 95% holdback on all Visa and MasterCard transactions.  Upon achieving certain financial conditions, which relate to levels of operating income and cash flow coverage, the Company can attain a lower holdback.  As of June 30, 2010, the Company’s holdback related to all card transactions was approximately $228 million.

Aircraft Leases and Other Off-Balance Sheet Arrangements

We have significant obligations for aircraft and engines that are classified as operating leases and, therefore, are not reflected as liabilities on our balance sheet. Aircraft leases expire between 2010 and 2024. As of June 30, 2010, our total mandatory payments under operating leases for aircraft aggregated approximately $1.59 billion and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $236.1 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. The leases expire through 2033. As of June 30, 2010, our total mandatory payments under other non-cancelable operating leases aggregated approximately $156.1 million. Total minimum annual other rental payments for the next 12 months are approximately $23.5 million.

Contractual Obligations and Commercial Commitments

As of June 30, 2010, we had firm orders to purchase eight A320 aircraft that have scheduled delivery dates beginning in February 2013 and continuing through November 2014. The current total list price of the eight aircraft is $349.0 million.  Through June 30, 2010, we made aircraft deposits in accordance with the aircraft commitments of $5.5 million. We also had a commitment to acquire eight spare aircraft engines with a current list price of approximately $41.9 million.  We expect to take delivery of three engines per year during 2010 and 2011 and two engines in 2012.  These commitments are subject to customary closing conditions.

During the six months ended June 30, 2010, the Company entered into a purchase agreement with Bombardier for the purchase of 40 CS300 aircraft and the option to purchase up to an additional 40 aircraft with delivery beginning in the second quarter of 2015.  In connection with the purchase agreement, the Company also signed an exclusive 15-year maintenance contract with Pratt & Whitney for support of the aircraft engines and agreed to purchase six engines.  The combination of these agreements increases our outstanding purchase commitments by approximately $2.84 billion in the periods beyond March 15, 2015.

During the six months ended June 30, 2010 the Company took delivery of three Airbus 320 aircraft.  The Company entered into operating leases with payments of $12.0 million annually for each of the next five years and $81.2 million thereafter.

Asset Impairment and write-downs

The Company announced publicly on April 13, 2010, that Frontier Airlines is the name for its consolidated branded network.  As a result, the Midwest tradename intangible was fully impaired and certain other assets related to the Midwest brand and aircraft liveries were written down to their fair values.  These impairments totaled $11.5 million and are included in other impairment charges in the Statements of Operations.

Critical Accounting Policies

Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to the Fair Value Measurements and Disclosures topic of the ASC. This amendment requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This amendment is effective for periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which will be effective for fiscal years beginning after December 15, 2010. Accordingly, the Company has adopted this amendment on January 1, 2010 by adding additional disclosures, except for the additional Level 3 requirements which will be adopted in fiscal year 2011.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

Our earnings can be affected by changes in interest rates due to amount of cash and securities held and variable rate debt. At June 30, 2010 and December 31, 2009, approximately $508.7 million and $506.8 million, respectively, of our outstanding debt was at variable interest rates.   A one hundred basis point change in the LIBOR rate would increase or decrease interest expense by $5.1 million.

Aircraft Fuel Price Risk

Our results of operations are materially impacted by changes in aircraft fuel prices. In an effort to manage our exposure to this risk, we periodically purchase call options on crude oil. We do not hold or issue any derivative financial instruments for trading purposes. These fuel hedges do not qualify for hedge accounting, and, as such, realized and unrealized non-cash mark-to-market adjustments are included in aircraft fuel expense.  A one dollar change in the price per barrel of crude oil will increase or decrease our fuel expense by $1.4 million and $2.7 million for the three months and six months ended June 30, 2010.  A one-cent change in the cost of each gallon of fuel would impact our pre-tax income by approximately $.6 million and $1.1 million for the three months and six months ended June 30, 2010, based on our current fleet and aircraft fuel consumption.

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

Changes in Internal Control

Except as set forth below, during the three months ended June 30, 2010, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We are in the process of completing our integration of Midwest and Frontier.  We are currently integrating policies, processes, people, technology and operations for the combined companies.  Management will continue to evaluate our internal control over financial reporting as we execute integration activities.

Part II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “10-K”), which could materially affect our business, financial condition or future results. The risks described in our 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our customers may react negatively to our planned change to combine our branded businesses as our flight offerings may change.

As we move toward a unified branded operation, there may be customer dissatisfaction with the branding direction taken by us.   Additionally, customers in certain markets may not respond positively or recognize the new brand.

Item 6.

Exhibits

(a)	Exhibits

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

31.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

32.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: August 6, 2010	By: /s/ Bryan K. Bedford
Name: Bryan K. Bedford
Title: Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated: August 6, 2010	By: /s/ Robert H. Cooper
Name: Robert H. Cooper
Title: Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)