Form 10-Q
period 2010-09-30
REPUBLIC AIRWAYS HOLDINGS INC
filed 2010-11-08
CIK 1159154

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☑ No

Number of shares of Common Stock outstanding as of the close of business on November 8, 2010:  34,373,023.

TABLE OF CONTENTS

	Part I - Financial Information
Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	3

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2010 and 2009	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2010 and 2009	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

	Part II - Other Information
Item 1A.	Risk Factors	24

Item 6.	Exhibits	24

	Signatures	25

Exhibit 10.67* Purchase Agreement COM 0190-10, by and between Embraer - Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 3, 2010.

Exhibit 10.68* Letter Agreement COM 0191-10, by and between Embraer - Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 3, 2010.

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

All other items of this report are inapplicable

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2010	2009
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$199,031	$157,532
Restricted cash	191,382	192,700
Receivables—net of allowance for doubtful accounts of $1,323 and $743, respectively	74,097	69,510
Inventories—net	87,986	81,391
Prepaid expenses and other current assets	62,211	42,568
Assets held for sale	77,847	25,649
Deferred income taxes	21,023	21,023

Total current assets	713,577	590,373
Aircraft and other equipment—net	3,179,440	3,418,160
Maintenance deposits	145,991	143,868
Other intangible assets—net	147,804	166,025
Other assets	160,166	132,046

Total	$4,346,978	$4,450,472

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$299,111	$243,259
Accounts payable	110,674	106,178
Air traffic liability	208,859	138,242
Deferred frequent flyer revenue	50,999	46,213
Accrued liabilities	198,676	211,632

Total current liabilities	868,319	745,524
Long-term debt—less current portion	2,333,504	2,546,160
Deferred frequent flyer revenue	104,035	108,545
Deferred credits and other non current liabilities	104,557	97,788
Deferred income taxes	427,822	434,575

Total liabilities	3,838,237	3,932,592
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding outstanding	-	-
Common stock, $.001 par value; one vote per share;150,000,000 shares authorized;
44,071,324 and 43,931,116 shares issued and 34,318,528 and 34,598,683
shares outstanding, respectively	44	44
Additional paid-in capital	302,407	299,257
Treasury stock, 9,333,266 and 9,332,433 shares at cost, respectively	(181,827)	(181,820)
Accumulated other comprehensive loss	(1,897)	(2,172)
Accumulated earnings	390,014	402,571

Total stockholders' equity	508,741	517,880

Total	$4,346,978	$4,450,472

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
OPERATING REVENUES:
Fixed-fee service	$261,648	$281,415	$772,834	$913,524
Passenger service	429,939	64,876	1,170,448	70,388
Cargo and other	20,278	13,336	60,579	20,982

Total operating revenues	711,865	359,627	2,003,861	1,004,894

OPERATING EXPENSES:
Wages and benefits	143,953	76,864	423,876	207,446
Aircraft fuel	153,968	39,477	458,553	100,179
Landing fees and airport rents	46,205	20,026	129,444	55,434
Aircraft and engine rent	60,687	33,592	182,309	95,400
Maintenance and repair	68,778	58,852	190,057	151,487
Insurance and taxes	11,791	6,648	33,559	19,930
Depreciation and amortization	50,775	38,398	153,113	112,002
Promotion and sales	35,056	5,341	103,368	5,341
Goodwill impairment	-	-	-	13,335
Other impairment charges	-	-	11,473	-
Other	67,630	43,834	221,549	109,340

Total operating expenses	638,843	323,032	1,907,301	869,894

OPERATING INCOME	73,022	36,595	96,560	135,000

OTHER INCOME (EXPENSE):
Interest expense	(38,213)	(34,862)	(115,839)	(105,246)
Other—net	323	2,779	753	10,418

Total other expense	(37,890)	(32,083)	(115,086)	(94,828)

INCOME(LOSS) BEFORE INCOME TAXES	35,132	4,512	(18,526)	40,172

INCOME TAX EXPENSE(BENEFIT)	13,845	1,864	(5,969)	23,894

NET INCOME(LOSS)	21,287	2,648	(12,557)	16,278

Add: Net loss attributable to noncontrolling interest in	-	(623)	-	(3,270)
Mokulele Flight Service Inc.

NET INCOME(LOSS) OF THE COMPANY	$21,287	$3,271	$(12,557)	$19,548

NET INCOME(LOSS) PER COMMON SHARE - BASIC	$0.62	$0.09	$(0.37)	$0.57

NET INCOME(LOSS) PER COMMON SHARE - DILUTED	$0.58	$0.09	$(0.37)	$0.57

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
NET CASH FROM OPERATING ACTIVITIES	$166,466	$133,519

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(28,365)	(28,448)
Proceeds from sale of aircraft and other equipment	73,935	72,708
Aircraft deposits	(22,150)	(4,000)
Aircraft deposits returned	-	7,405
Fundings of notes receivable	-	(61,025)
Acquisition of new business, net of cash acquired	-	(2,463)
Other, net	15,599	(3,740)

NET CASH FROM INVESTING ACTIVITIES	39,019	(19,563)

FINANCING ACTIVITIES:
Payments on debt	(156,853)	(100,302)
Proceeds from debt issuance	54,735	-
Payments on early extinguishment of debt	(60,045)	(56,772)
Payments of debt issue costs	(1,816)	(1,013)
Other equity transactions	(7)	-

NET CASH FROM FINANCING ACTIVITIES	(163,986)	(158,087)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,499	(44,131)

CASH AND CASH EQUIVALENTS—Beginning of period	157,532	129,656

CASH AND CASH EQUIVALENTS—End of period	$199,031	$85,525

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$105,096	$99,595
Income taxes paid	568	417

NON-CASH INVESTING & FINANCING TRANSACTIONS:
Aircraft, inventories, and other equipment purchased through financing arrangements from manufacturer	16,434	64,187
Parts, training and lease credits from aircraft manufacturer	(16,630)	(15,706)
Liabilities assumed in Mokulele transaction	-	9,300
Conversion of Mokulele note to equity	-	3,000
Liabilities assumed in Midwest business acquisition	-	184,558
Convertible debt issued in business acquisition	-	25,000

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Business

The accompanying financial statements of Republic Airways Holdings Inc. (“Republic” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements include the accounts of Republic and its wholly-owned subsidiaries including Frontier Airlines Holdings, Inc. (“Frontier”), Chautauqua Airlines, Inc. (“Chautauqua”), Republic Airline Inc. (“Republic Airline”), Shuttle America Corporation (“Shuttle America”), and Midwest Air Group, Inc. (“Midwest”).  Unless the context indicates otherwise, the terms “the Company,” “we,” “us,” or “our,” refer to Republic Airways Holdings Inc. and our subsidiaries.

In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed March 16, 2010.

As of September 30, 2010, the Company’s operating airline subsidiaries offered scheduled passenger service on 1,594 flights daily to 126 cities in 45 states, Canada, Mexico, and Costa Rica under branded operations as Frontier and Midwest, and through fixed-fee code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), Continental Airlines, Inc. (“Continental”), Delta Air Lines, Inc. (“Delta”), United Air Lines, Inc. (“United”), and US Airways, Inc. (“US Airways”) (collectively referred to as “Partners”).

The Company acquired Midwest and Frontier on July 31, 2009 and October 1, 2009, respectively.  The acquisitions provided the Company additional revenue diversity from its traditional fixed-fee services and allowed it to expand operations into branded passenger service.  The purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from Midwest and Frontier based on their estimated fair values as of the closing dates. The Company has finalized its evaluation of the fair value of the air traffic liability, the deferred frequent flyer revenue, and the income tax implications of these transactions, and there were no adjustments to the purchase price allocation during the current quarter.

On February 4, 2010, the Company announced its intention to wind-down the operations of Lynx Airlines, Inc. (“Lynx”).  The Company recorded approximately $11.6 million of lease termination costs during the nine months ended September 30, 2010.  Additional lease return costs will be accrued ratably over the remaining lease term while the aircraft are operating once such costs are probable and reasonably estimable. The closure of Lynx, which is expected to occur in April 2011, will result in the reduction or reallocation of approximately 175 positions; accordingly, the Company recorded approximately $1.1 million of severance related charges for the nine months ended September 30, 2010.  The remaining six owned Lynx Q400 aircraft were reduced to the lower of carrying value or estimated fair value less cost to sell and classified as held for sale, as the aircraft are removed from service.

During 2010, the Company entered into agreements to lease seven A320 aircraft for six years from the date of delivery.  These aircraft will be delivered between January 2011 and June 2011.

In July 2010, the Company signed a letter of intent to acquire 24 new E190 aircraft with the option to convert any of the aircraft in the order to the larger E195 model. The letter of intent is subject to final documentation, including final commercial terms.  Under the agreement, deliveries would begin in mid 2011.  On November 5, 2010, the Company announced it had placed a firm order for 6 E190 aircraft with Embraer for delivery in 2011 starting in August.  The Company also has conditional firm orders for 18 E190 or E195 aircraft.  Both aircraft types would be configured with STRETCH seating.  These aircraft will be used to replace smaller regional jets in the Company as well as provide flexibility for growth at Frontier through 2013.

In October 2010, the Company entered into agreements to lease three A319 aircraft for eight years from the date of delivery.  These aircraft will be delivered between October and November 2010 and are expected to enter revenue service for Frontier between February and April 2011.

2. Summary of Significant Accounting Policies

Revenue Recognition – Under the Company’s fixed-fee code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  The Company has concluded that a component of its fixed-fee service revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the three months ended September 30, 2010 and 2009 were $79.2 million and $88.8 million.  The amounts deemed to be rental income during the nine months ended September 30, 2010 and 2009 were $238.2 million and $273.7 million, respectively, and have been included in fixed-fee service revenues in the Company’s condensed consolidated statements of operations.

Assets Held for Sale – Assets held for sale at September 30, 2010, consist of six Q400 grounded aircraft, flight equipment and spare aircraft parts recorded at the lower of carrying value or their estimated fair value less cost to sell.  In the current year, we sold certain Midwest grounded aircraft, two A318s, and one ERJ170 aircraft for total consideration of $68.5 million.  The Company recorded a loss of approximately $1.0 million and used $60.0 million in proceeds to reduce the related debt secured by these aircraft.

Stockholders’ Equity - The following summarizes the activity of the stockholders’ equity accounts for the period from December 31, 2009 through September 30, 2010.  Additional paid-in capital increased from $299.3 million to $302.4 million due to $3.1 million of stock compensation expense.  Accumulated other comprehensive loss decreased to $1.9 million from $2.2 million due to the reclassification adjustment for loss realized on derivatives, net of tax.  Accumulated earnings decreased from $402.6 million to $390.0 million based on current year to date net loss.

Net Income (Loss) Per Common Share – The following table is based on the weighted average number of shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Basic and diluted income(loss) per share:

Net income(loss) available to common stockholders (000)	$21,287	$3,271	$(12,557)	$19,548
Plus income effect of assumed-conversion interest on 8.0%
convertible debt	310	-	-	-
Income (loss) after assumed conversion (000)	$21,597	$3,271	$(12,557)	$19,548

Weighted average common shares outstanding	34,318,275	34,448,683	34,294,939	34,448,683
Effect of dilutive securities:
Stock options	111,618	80,007	-	13,109
Convertible debt	2,500,000	-	-	-

Shares used to computed diluted earnings per share	36,929,893	34,528,690	34,294,939	34,461,792

Basic income(loss) per share	$0.62	$0.09	$(0.37)	$0.57

Diluted income(loss) per share	$0.58	$0.09	$(0.37)	$0.57

The Company excluded 5,003,199 and 4,000,179 of employee stock options from the calculation of diluted net income per share due to their anti-dilutive impact for the three months ended September 30, 2010 and 2009.  The Company excluded 5,293,199 and 4,020,179, of employee stock options from the calculation of diluted net income per share due to their anti-dilutive impact for the nine months ended September 30, 2010 and 2009.  The convertible note payable has a $25.0 million face value and is convertible in whole or in part up to 2,500,000 shares of the Company’s common stock.  The convertible note payable was anti-dilutive for the nine months ended September 30, 2010, given that the Company was in a net loss position.

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

Aircraft Fuel Derivatives – Recurring - The Company’s derivative contracts are privately negotiated contracts and are not exchange traded.   Fair value measurements based on level 2 inputs are estimated with option pricing models that employ observable and certain unobservable inputs.  Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.   The fair value of fuel hedging derivatives of $1.3 million is recorded in prepaid expenses and other current assets in the consolidated balance sheets at September 30, 2010. The Company does not hold or issue any derivative financial instruments for speculative trading purposes.  The Company chose not to designate these derivatives as hedges, and, as such, realized and unrealized mark-to-market adjustments are included in aircraft fuel expense in the consolidated statements of operations.

Tradename Intangible – Nonrecurring – as a result of the Company’s decision to unify its brand names, the Company announced its intent to discontinue the use of the tradename Midwest Airlines. During the three month period ended March 31, 2010, the Company fully impaired the value of the Midwest Airlines tradename intangible of $7.6 million to its fair value of zero based on level 3 inputs.  The estimates of fair value represent the Company’s best estimate based on industry trends and reference to market rates and transactions.  See Note 5.

New Accounting Pronouncements –

In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. A company will need to disaggregate new and existing disclosure based on how it develops its allowance for loan losses and how it manages credit exposures. Existing disclosures to be presented on a disaggregated basis include a rollforward of the allowance for loan losses, the related recorded investment in such loans, the nonaccrual status of loans, and impaired loans. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. For public companies, ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. Management is currently evaluating the impact that the ASU will have on its consolidated financial statements.

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

 3.  Debt

During the nine months ended September 30, 2010, the Company entered into a credit agreement and borrowed $22.9 million which is secured by certain equipment and accrues interest at a rate of LIBOR plus a margin.   Payments of $2.1 million are due quarterly and began in April 2010, with the final balance outstanding payment due on October 31, 2012.  In addition, the Company debt financed other equipment increasing the Company’s debt balances by an additional $31.8 million.

During the nine months ended September 30, 2010, we sold certain Midwest grounded aircraft, two A318s, and one ERJ170 aircraft for consideration of $68.5 million.  The Company used $60.0 million of proceeds received from sale of aircraft to reduce the related debt secured by these aircraft.   At September 30, 2010 the Company has classified $57.2 million of debt as current related to Q400 aircraft which are currently held for sale.

We are required to comply with certain financial covenants under certain of our financing arrangements.  We are required to maintain a certain level of minimum unrestricted cash and maintain certain cash flow and working capital covenants.  As of September 30, 2010, we were in compliance with all our covenants.

4. Commitments and Contingencies

During the nine months ended September 30, 2010, the Company entered into a purchase agreement with Bombardier for the purchase of 40 CS300 aircraft and the option to purchase up to an additional 40 aircraft with delivery beginning in the second quarter of 2015.  In connection with the purchase agreement, the Company also signed an exclusive 15-year maintenance contract with Pratt & Whitney for support of the aircraft engines and agreed to purchase six spare engines.  The combination of these agreements increases our outstanding purchase commitments by approximately $2.84 billion in the periods beyond March 15, 2015.

During 2010, the Company entered into agreements to lease seven A320 aircraft for six years from the date of delivery.  These aircraft will be delivered between January 2011 and June 2011.  The total lease commitment for the lease term is $160.3 million with payments being made on a monthly basis.

In October 2010, the Company entered into agreements to lease three A319 aircraft for eight years from the date of delivery.  These aircraft will be delivered between October and November 2010 and are expected to enter revenue service for Frontier between February and April 2011.  The total lease commitment for the lease term is $80.6 million with payments being made on a monthly basis.

In November 2010, the Company announced a firm order for six E190 jets and a conditional firm order for 18 E190 or 195 jets.  The six aircraft will be delivered between August and December 2011.  The total commitment for the six firm ordered aircraft is $27.0 million and the total commitment for all aircraft is $111.4 million.

5. Asset Impairment

The Company announced publicly on April 13, 2010, that Frontier Airlines was selected as the name for its consolidated branded network.  As a result, the Midwest tradename intangible was fully impaired and certain other assets related to the Midwest brand and aircraft liveries were written down to their fair values.  These impairments totaled $11.5 million in the first quarter and are included in other impairment charges in the Statements of Operations.

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

Financial information as of and for the three and nine months ended September 30, 2010 and 2009 for the Company’s reportable segments is as follows (in thousands):

Three Months Ended	Fixed-
September 30, 2010	fee	Branded	Other	Total
Total operating revenue (1)	$261,661	$445,834	$4,370	$711,865
Aircraft fuel	16,730	137,238	-	153,968
Depreciation and amortization	31,376	18,129	1,270	50,775
Income (loss) before income taxes	22,721	11,551	860	35,132
Total assets	2,709,721	1,427,250	210,007	4,346,978
Total debt	1,760,451	799,226	72,938	2,632,615

Three Months Ended	Fixed-
September 30, 2009	fee	Branded (2)	Other	Total
Total operating revenue (1)	$281,415	$73,892	$4,320	$359,627
Aircraft fuel	37,420	2,015	42	39,477
Depreciation and amortization	32,479	4,366	1,553	38,398
Income (loss) before income taxes	19,218	(15,907)	1,202	4,513
Goodwill	-	84,143	-	84,143
Total assets	2,727,725	544,027	139,886	3,411,638
Total debt	2,105,548	98,416	25,167	2,229,131

Nine Months Ended	Fixed-
September 30, 2010	fee	Branded	Other	Total
Total operating revenue (1)	$772,895	$1,216,604	$14,362	$2,003,861
Aircraft fuel	50,225	408,301	27	458,553
Depreciation and amortization	93,335	54,362	5,416	153,113
Goodwill and other impairment charges	-	11,473	-	11,473
Income (loss) before income taxes	55,160	(73,120)	(566)	(18,526)
Total assets	2,709,721	1,427,250	210,007	4,346,978
Total debt	1,760,451	799,226	72,938	2,632,615

Nine Months Ended	Fixed-
September 30, 2009	fee	Branded (2)	Other	Total
Total operating revenue (1)	$913,524	$79,404	$11,966	$1,004,894
Aircraft fuel	98,012	2,015	152	100,179
Depreciation and amortization	101,564	5,309	5,129	112,002
Goodwill impairment	13,335	-	-	13,335
Income (loss) before income taxes	64,016	(21,495)	(2,349)	40,172
Goodwill	-	84,143	-	84,143
Total assets	2,727,725	544,027	139,886	3,411,638
Total debt	2,105,548	98,416	25,167	2,229,131

(1) Fixed-fee and Branded segment revenues include cargo and other revenues attributable to these segments

(2) Branded amounts for the three months and nine months ended September 30, 2009 only include operations from Mokulele and Midwest.

7. Subsequent Events

On November 2, 2010, the Company entered into a third amended and restated employment agreement with each of Bryan K. Bedford, Chairman, President and Chief Executive Officer, and Wayne C. Heller, Executive Vice President and Chief Operating Officer.

On November 3, 2010, it was announced that Hal Cooper, Executive Vice President, Chief Financial Officer, will be retiring in the first quarter of 2011.

On November 5, 2010, it was announced that the Company made a firm order for six Embraer 190 jets and a conditional firm order for 18 Embraer 190 or 195 jets.

On November 8, 2010, it was announced that the Company was commencing an offering to raise $150.0 million. We will use the net proceeds from the sale of securities for general corporate purposes, including among other possible uses, the repayment of debt or lease obligations, capital expenditures and working capital.

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

Overview

We are a Delaware holding company that offers scheduled passenger services through our wholly-owned operating subsidiaries including Frontier Holdings, Inc. (“Frontier”), Chautauqua Airlines, Inc. (“Chautauqua”), Republic Airline Inc. (“Republic Airline”), and Shuttle America Corporation (“Shuttle America”).  The Company acquired Midwest and Frontier on July 31, 2009 and October 1, 2009, respectively.  The acquisitions provided the Company additional revenue diversity from its traditional fixed-fee services and allowed it to expand operations into branded passenger service.  Unless the context indicates otherwise, the terms “the Company,” “we,” “us,” or “our,” refer to Republic Airways Holdings Inc. and our subsidiaries.

As of September 30, 2010, our operating subsidiaries offered scheduled passenger service on 1,594 flights daily to 126 cities in 45 states, Canada, Mexico, and Costa Rica under branded operations as Frontier and Midwest, and through fixed-fee code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), Continental Airlines, Inc. (“Continental”), Delta Air Lines, Inc. (“Delta”),  United Air Lines, Inc. (“United”), and US Airways, Inc. (“US Airways”) (collectively referred to as our “Partners”).

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

Fleet transition

On February 4, 2010, the Company announced its intention to wind-down the operations of Lynx Airlines, Inc. (“Lynx”).  The Company recorded approximately $11.6 million of lease termination costs during the nine months ended September 30, 2010.  Additional lease return costs will be accrued ratably over the remaining lease term while the aircraft are operating once such costs are probable and reasonably estimable.  The closure of Lynx, which is expected to occur in April 2011, will result in the reduction or reallocation of approximately 175 positions; accordingly, the Company recorded approximately $1.1 million of severance related charges for the nine months ended September 30, 2010.  The remaining six owned Lynx Q400 aircraft were reduced to the lower of carrying value or estimated fair value less cost to sell and classified as held for sale, as the aircraft are removed from service.

During the nine months ended September 30, 2010 the Company took delivery of three A320 aircraft and four E190 aircraft previously purchased from US Airways. The Company removed six Q400 aircraft and the final seven CRJ-200 aircraft from service, sold two A318 aircraft and one ERJ170 aircraft, and returned three Q400 aircraft and one A318 aircraft to the lessor, bringing our total operational fleet to 277 aircraft at September 30, 2010 from 290 aircraft at December 31, 2009.  The seven new aircraft were placed into service in our Frontier operation.  The Q400 aircraft and the A318 aircraft were removed from our Frontier operation and will be returned to the lessor or sold.  The other eight aircraft were removed from fixed-fee service and were returned to the lessor or sold.

We have firm orders for fifteen A320 aircraft that have scheduled delivery dates beginning in January 2011 and continuing through November 2014.  Seven of the fifteen A320 aircraft will be leased and are expected to enter revenue service with Frontier between January and July 2011.  In addition we have commitments to purchase 40 CS300 jets and the option to purchase up to an additional 40 aircraft.  In connection with the CS300 purchase agreement, we also signed an exclusive 15-year maintenance contract with Pratt & Whitney for support of the aircraft engines.

In July 2010, the Company signed a letter of intent to acquire 24 new E190 aircraft with the option to convert any of the aircraft in the order to the larger E195 model. The letter of intent is subject to final documentation, including final commercial terms.  Under the agreement, deliveries would begin in mid 2011.  On November 5, 2010, the Company announced it had placed a firm order for 6 E190 aircraft with Embraer for delivery in 2011 starting in August.  The Company also has conditional firm orders for 18 E190 or E195 aircraft.  Both aircraft types would be configured with STRETCH seating.  These aircraft will be used to replace smaller regional jets in the Company as well as provide flexibility for growth at Frontier through 2013.

In October 2010, the Company entered into agreements to lease three A319 aircraft for eight years from the date of delivery.  These aircraft will be delivered between October and November 2010 and are expected to enter revenue service for Frontier between February and April 2011.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table sets forth fixed-fee operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights - Fixed-Fee	Three Months Ended September 30,
	2010	2009	Change
Fixed-fee service revenues, excluding fuel ($000) (1)	244,918	265,899	(7.9%)
Passengers carried	4,636,672	4,881,571	(5.0%)
Revenue passenger miles (000) (2)	2,285,299	2,510,784	(9.0%)
Available seat miles ("ASM") (000) (3)	2,955,620	3,242,019	(8.8%)
Passenger load factor (4)	77.3%	77.4%	-0.1 pts
Cost per ASM (cents) (5) (6)	8.08	8.09	(0.1%)
Cost per ASM, including interest expense
and excluding fuel expense (cents) (6)	7.52	7.61	(1.2%)
Operating aircraft at period end:
37-50 seat jets	64	79	(19.0%)
70-86 seat jets	113	113	-
Block hours (8)	153,506	165,428	(7.2%)
Departures	93,273	97,897	(4.7%)
Average daily utilization of each
aircraft (hours) (9)	10.2	9.8	4.1%
Average length of aircraft flight (miles)	476	500	(4.8%)
Average seat density	67	66	1.5%

The following table sets forth branded passenger service operational statistics for the period identified below:

	Three Months Ended September 30,
Operating Highlights - Branded	2010	2009 (10)	Change

Total revenues ($000)	445,834	73,892	503.4%
Passengers carried	4,065,352	669,901	506.9%
Revenue passenger miles (000) (2)	3,494,871	450,437	675.9%
Available seat miles ("ASM") (000) (3)	3,997,183	575,785	594.2%
Passenger load factor (4)	87.4%	78.2%	9.2 pts
Total revenue per available seat mile (cents)	11.15	12.83	(13.1%)
Passenger revenue per ASM (cents)	10.76	11.27	(4.4%)
Cost per ASM (cents) (5) (6) (7)	10.60	14.78	(28.3%)
Fuel cost per ASM (cents) (7)	3.43	4.14	(17.1%)
Cost per ASM, excluding fuel expense (cents) (6)	7.17	10.64	(32.6%)
Gallons consumed	58,967,933	9,930,214	493.8%
Average cost per gallon (7)	$2.32	$2.13	8.6%
Operating aircraft at period end:
37-50 seat jets	13	12	8.3%
70-99 seat jets	36	25	44.0%
120+ seat jets	51	-	NM
Block hours (8)	97,977	23,346	319.7%
Departures	47,961	15,422	211.0%
Average daily utilization of each	11.0	10.0	10.0%
aircraft (hours) (9)
Average length of aircraft flight (miles)	827	551	50.1%
Average seat density	101	68	48.5%

(1)	Fixed-fee service revenues exclude cargo and other revenues.

(2)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

(3)	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

(4)	Revenue passenger miles divided by available seat miles.

(5)	Total operating and interest expenses divided by available seat miles.

(6)
Costs (in all periods) exclude impairments and other expenses not attributable to either fixed-fee or branded segments.  Total operating and interest expenses excluding goodwill impairment and other impairment charges is not a calculation based on accounting principles generally accepted in the United States of America and should not be considered as an alternative to total operating expenses.   Cost per available seat mile utilizing this measurement is included as it is a measurement recognized by the investing public relative to the airline industry.

(7)	Excludes mark-to-market fuel hedge adjustment of $0.2 million for the three months ended September 30, 2010.

(8)	Hours from takeoff to landing, including taxi time.
(9)	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

(10)	Branded statistics consist of the operations of Mokulele beginning in April 2009 and Midwest beginning in August 2009.

The following table sets forth information regarding the Company’s revenues and expenses for the three months ended September 30, 2010 and 2009. Individual expense components are also expressed in cents per available seat mile (“ASM”).

Consolidated Results of Operations	Three Months Ended September 30,
	2010		2009
	Amounts	Cents	Amounts	Cents
	(in thousands)	per ASM	(in thousands)	per ASM
OPERATING REVENUES:
Fixed-fee service	$261,648		$281,415
Passenger service	429,939		64,876
Cargo and other	20,278		13,336

Total operating revenues	711,865		359,627

OPERATING EXPENSES:
Wages and benefits	143,953	2.07	76,864	2.01
Aircraft fuel	153,968	2.22	39,477	1.03
Landing fees and airport rents	46,205	0.66	20,026	0.53
Aircraft and engine rent	60,687	0.87	33,592	0.88
Maintenance and repair	68,778	0.99	58,852	1.54
Insurance and taxes	11,791	0.17	6,648	0.17
Depreciation and amortization	50,775	0.73	38,398	1.01
Promotion and sales	35,056	0.50	5,341	0.14
Other	67,630	0.98	43,834	1.15

Total operating expenses	638,843	9.19	323,032	8.46

OPERATING INCOME	73,022		36,595

OTHER INCOME (EXPENSE):
Interest expense	(38,213)	(0.55)	(34,862)	(0.91)
Other—net	323	-	2,779	0.07

Total other income (expense)	(37,890)	(0.55)	(32,083)	(0.84)

INCOME BEFORE INCOME TAXES	35,132		4,512

INCOME TAX EXPENSE	13,845		1,864

NET INCOME	21,287		2,648

Add: Net loss attributable to noncontrolling interest in
Mokulele Flight Service Inc.	-		(623)

NET INCOME OF THE COMPANY	$21,287		$3,271

Total operating and interest expense	$677,056	9.74	$357,894	9.37

Total operating and interest expense
less fuel	$523,088	7.52	$318,417	8.34

Operating revenue in 2010 increased 97.9%, or $352.3 million, to $711.9 million from $359.6 million primarily as a result of revenues from branded airlines that were acquired during the second half of 2009.  Excluding reimbursement for fuel expense, which is a pass-through cost to our Partners, fixed-fee service revenues decreased 7.9% for 2010.  Total block hours for the fixed-fee business declined 7.2%.  We have removed 15 aircraft from our fixed-fee operations since September 30, 2009.  Seven 50-seat aircraft were removed from Continental and seven 50-seat aircraft were removed from United.  We also transitioned one aircraft previously reported in our fixed-fee business to our branded business.

Total operating and interest expenses, excluding fuel, increased $204.7 million, to $523.1 million for 2010 compared to $318.4 million during 2009 due to the acquisitions of our branded airlines, Midwest and Frontier.  The cost per available seat mile on total operating and interest expenses, excluding fuel expenses, decreased to 7.52¢ in 2010 compared to 8.34¢ in 2009.  Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased 87.3%, or $67.1 million, to $144.0 million for 2010 compared to $76.9 million for 2009 due primarily to $57.0 million of expenses at Frontier and Midwest.    The remainder of the increase was due to a shift in the mix of regional flying towards larger regional jets coupled with rising health care expenses.  The cost per available seat mile increased to 2.07¢ for 2010 compared to 2.01¢ in 2009.

Aircraft fuel expense increased 290.0%, or $114.5 million, to $154.0 million for 2010 compared to $39.5 million for 2009 due primarily to the increase of $113.4 million of expenses at Frontier and Midwest.  The cost per gallon for fuel used in the branded operation was $2.32 in 2010.  The unit cost increased to 2.22¢ in 2010 compared to 1.03¢ in 2009.

Landing fees and airport rents increased 131.0%, or $26.2 million, to $46.2 million in 2010 compared to $20.0 million in 2009.  This was due to the acquisition of Frontier and Midwest during the prior year, which accounted for $28.3 million of additional expense in 2010.  Fixed-fee landing fees declined $1.4 million due to one of our Partners paying directly for landing fees since August 2009.  Our fixed-fee agreements provide for a direct reimbursement of landing fees.  The unit cost increased to 0.66¢ in 2010 compared to 0.53¢ in 2009.

Aircraft and engine rent increased 80.7%, or $27.1 million, to $60.7 million in 2010 compared to $33.6 million in 2009.  Expense at Frontier and Midwest was $28.3 million for the quarter.  The unit cost decreased to 0.87¢ for 2010 compared to 0.88¢ for 2009.

Maintenance and repair expenses increased 16.8%, or $9.9 million, to $68.8 million in 2010 compared to $58.9 million for 2009 due mainly to the acquisition of Frontier and Midwest.  Maintenance expense at Frontier for the quarter was $15.7 million.   Increase was offset by fewer small jet repairs of $5.7 million.  The unit cost decreased to 0.99¢ in 2010 compared to $1.54¢ in 2009.

Insurance and taxes increased 77.4%, or $5.1 million, to $11.8 million in 2010 compared to $6.6 million in 2009. Expense at Frontier and Midwest was $4.1 million for the quarter.  Our fixed-fee agreements generally provide for a direct reimbursement of insurance and property taxes.  The unit cost remained consistent at 0.17¢ for both 2010 and 2009.

Depreciation and amortization increased 32.2%, or $12.4 million, to $50.8 million in 2010 compared to $38.4 million in 2009 due mainly to $8.5 million of depreciation on assets acquired from Frontier and Midwest.  The unit cost decreased to 0.73¢ in 2010 compared to 1.01¢ in 2009.

Promotion and sales expenses increased 556.4%, or $29.8 million, to $35.1 million in 2010 compared to $5.3 million.  Expense at Frontier and Midwest was $29.7 million for the quarter.  The unit cost was 0.50¢ in 2010 compared to 0.14¢ in 2009.

Other expenses increased 54.3%, or $23.8 million, to $67.6 million in 2010 from $43.8 million in 2009.  Of the increase, $21.5 million related to expenses from Frontier and Midwest, of which $7.6 million related to the integration costs and return of aircraft.  The unit cost decreased to 0.98¢ in 2010 compared to $1.15 in 2009.

Interest expense increased 9.6%, or $3.3 million, to $38.2 million compared with $34.9 million due primarily to the acquisition of Frontier and Midwest and the related aircraft debt.  The unit cost decreased to 0.55¢ from 0.91¢ in 2009.

We recorded an income tax expense of $13.8 million or 39.4% in the current quarter compared with an income tax expense of $1.9 million or 41.3% effective tax rate in the prior year quarter.  The effective tax rate for 2010 and 2009 were higher than the statutory rate due to the effect of the state income taxes and non-deductible meals and entertainment expense, primarily for our flight crews.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table sets forth fixed-fee operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights - Fixed-Fee	Nine Months Ended September 30,
	2010	2009	Change
Service revenues, excluding fuel ($000) (1)	722,609	839,473	(13.9%)
Passengers carried	13,042,918	14,365,238	(9.2%)
Revenue passenger miles (000) (2)	6,478,772	7,359,971	(12.0%)
Available seat miles ("ASM") (000) (3)	8,546,288	9,930,228	(13.9%)
Passenger load factor (4)	75.8%	74.1%	1.7 pts
Cost per ASM, (cents) (5) (6)	8.40	8.55	(1.8%)
Cost per ASM, including interest expense
and excluding fuel expense (cents) (6)	7.81	7.80	0.1%
Operating aircraft at period end:
37-50 seat jets	64	79	(19.0%)
70-99 seat jets	113	113	-
Block hours (8)	445,769	518,255	(14.0%)
Departures	265,875	304,905	(12.8%)
Average daily utilization of each
aircraft (hours) (9)	9.9	9.6	3.1%
Average length of aircraft flight (miles)	482	495	(2.6%)
Average seat density	67	66	1.5%

The following table sets forth branded passenger service operational statistics for the period identified below:

	Nine Months Ended September 30,
Operating Highlights - Branded	2010	2009 (10)	Change

Total revenues ($000)	1,216,604	79,404	1432.2%
Passengers carried	11,167,176	757,933	1373.4%
Revenue passenger miles (000) (2)	9,632,994	462,598	1982.4%
Available seat miles ("ASM") (000) (3)	11,581,584	607,183	1807.4%
Passenger load factor (4)	83.2%	76.2%	7.0 pts
Total revenue per available seat mile (cents)	10.50	13.08	(19.7%)
Passenger revenue per ASM (cents)	10.11	11.59	(12.8%)
Cost per ASM (cents) (5) (6) (7)	10.74	15.67	(31.5%)
Fuel cost per ASM (cents) (7)	3.48	4.26	(18.3%)
Cost per ASM, excluding fuel expense (cents) (6)	7.26	11.41	(36.4%)
Gallons consumed	172,608,798	9,930,214	1638.2%
Average cost per gallon (7)	$2.33	$2.13	9.4%
Operating aircraft at period end:
37-50 seat jets	13	12	8.3%
70-99 seat jets	36	25	44.0%
120+ seat jets	51	-	NM
Block hours (8)	291,883	25,660	1037.5%
Departures	140,593	18,695	652.0%
Average daily utilization of each	11.1	10.0	11.0%
aircraft (hours) (9)
Average length of aircraft flight (miles)	827	476	73.7%
Average seat density	100	68	47.1%

(1)	Fixed-fee service revenues exclude cargo and other revenues.

(2)	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

(3)	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

(4)	Revenue passenger miles divided by available seat miles.

(5)	Total operating and interest expenses divided by available seat miles.

(6)
Costs (in all periods) exclude impairments and other expenses not attributable to either fixed-fee or branded segments.  Total operating and interest expenses excluding goodwill impairment and other impairment charges is not a calculation based on accounting principles generally accepted in the United States of America and should not be considered as an alternative to total operating expenses.   Cost per available seat mile utilizing this measurement is included as it is a measurement recognized by the investing public relative to the airline industry.

(7)	Excludes mark-to-market fuel hedge adjustment of $5.6 million for the nine months ended September 30, 2010.

(8)	Hours from takeoff to landing, including taxi time.

(9)	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

(10)	Branded statistics consist of the operations of Mokulele beginning in April 2009 and Midwest beginning in August 2009.

The following table sets forth information regarding the Company’s revenues and expenses for the nine months ended September 30, 2010 and 2009. Individual expense components are also expressed in cents per available seat mile (“ASM”).

Consolidated Results of Operations	Nine Months Ended September 30,
	2010		2009
	Amounts	Cents	Amounts	Cents
	(in thousands)	per ASM	(in thousands)	per ASM
OPERATING REVENUES:
Fixed-fee service	$772,834		$913,524
Passenger service	1,170,448		70,388
Cargo and other	60,579		20,982

Total operating revenues	2,003,861		1,004,894

OPERATING EXPENSES:
Wages and benefits	423,876	2.11	207,446	1.97
Aircraft fuel	458,553	2.28	100,179	0.95
Landing fees and airport rents	129,444	0.64	55,434	0.53
Aircraft and engine rent	182,309	0.91	95,400	0.91
Maintenance and repair	190,057	0.94	151,487	1.44
Insurance and taxes	33,559	0.17	19,930	0.19
Depreciation and amortization	153,113	0.76	112,002	1.06
Promotion and sales	103,368	0.51	5,341	0.05
Goodwill impairment	-	-	13,335	0.13
Other impairment charges	11,473	0.05	-	-
Other	221,549	1.11	109,340	1.03

Total operating expenses	1,907,301	9.48	869,894	8.26

OPERATING INCOME	96,560		135,000

OTHER INCOME (EXPENSE):
Interest expense	(115,839)	(0.57)	(105,246)	(1.01)
Other—net	753	-	10,418	0.10

Total other expense	(115,086)	(0.57)	(94,828)	(0.91)

INCOME(LOSS) BEFORE INCOME TAXES	(18,526)		40,172

INCOME TAX EXPENSE(BENEFIT)	(5,969)		23,894

NET INCOME(LOSS)	(12,557)		16,278

Add: Net loss attributable to noncontrolling interest in
Mokulele Flight Service Inc.	-		(3,270)

NET INCOME(LOSS) OF THE COMPANY	$(12,557)		$19,548

Total operating and interest expense	$2,023,140	10.05	$975,140	9.26

Total operating and interest expense
less fuel, goodwill impairment,
and other impairment charges	$1,553,115	7.72	$861,626	8.18

Operating revenue in 2010 increased 99.4%, or $1.0 billion, to $2.0 billion from $1.0 billion primarily as a result of revenues from branded airlines that were acquired during the second half of 2009.  Excluding reimbursement for fuel expense, which is a pass-through cost to our Partners, fixed-fee service revenues decreased 13.9% for 2010.  Total block hours for the fixed-fee business declined 14.0%. We have removed 15 aircraft from our fixed-fee operations since September 30, 2009.  Seven 50-seat aircraft were removed from Continental and seven 50-seat aircraft were removed from United.  We also transitioned one aircraft previously reported in our fixed-fee business to our branded business.

Total operating and interest expenses, excluding fuel, goodwill impairment, and other impairment charges increased $691.5 million, to $1.55 billion for 2010 compared to $861.6 million during 2009 due primarily to the acquisitions of Frontier and Midwest airlines.  The cost per available seat mile on total operating and interest expenses, excluding fuel expenses, goodwill impairments and other impairment charges, decreased to 7.72¢ in 2010 compared to 8.18¢ in 2009.  Factors relating to the change in operating expenses are discussed below.

Wages and benefits increased by 104.4%, or $216.5 million, to $423.9 million for 2010 compared to $207.4 million for 2009 due primarily to $190.0 million of expenses at Frontier and Midwest.    The remainder of the increase was due to a shift in the mix of regional flying towards larger regional jets coupled with rising health care expenses.  The cost per available seat mile increased to 2.11¢ for 2010 compared to 1.97¢ in 2009.

Aircraft fuel expense increased 357.7%, or $358.4 million, to $458.6 million for 2010 compared to $100.2 million for 2009 due primarily to $382.2 million of expenses at Frontier and Midwest.  The cost per gallon for fuel used in the branded operation was $2.33 in 2010.  The $23.8 million decrease in fixed-fee fuel expenses over the prior year related to American and Delta, which began paying directly for fuel in May and June 2009, respectively.  The unit cost increased to 2.28¢ in 2010 compared to 0.95¢ in 2009.

Landing fees and airport rents increased by 133.5%, or $74.0 million, to $129.4 million in 2010 compared to $55.4 million in 2009.  This was due to the acquisition of branded airlines during the prior year, which accounted for $85.4 million of expense in 2010.  Fixed-fee landing fees declined $11.5 million due to one of our Partners paying directly for landing fees since August 2009.  Our fixed-fee agreements provide for a direct reimbursement of landing fees.  The unit cost was increased to 0.64¢ in 2010 compared to 0.53¢ in 2009.

Aircraft and engine rent increased by 91.1%, or $86.9 million, to $182.3 million in 2010 compared to $95.4 million in 2009.  Expense at Frontier was $89.0 million for the nine months ended September 30, 2010.  The unit cost for 2010 and 2009 was 0.91¢.

Maintenance and repair expenses increased by 25.5%, or $38.6 million, to $190.1 million in 2010 compared to $151.5 million for 2009 due mainly to the acquisition of our branded operations.  Maintenance expense at Frontier for the nine months ended was $34.2 million.  The remaining increase is attributable to higher engine restoration costs.  The unit cost decreased to 0.94¢ in 2010 compared to 1.44¢ in 2009.

Insurance and taxes increased 68.4%, or $13.6 million, to $33.6 million in 2010 compared to $19.9 million in 2009. Expense at Frontier was $12.7 million for the nine months ended September 30, 2010.  Our fixed-fee agreements generally provide for a direct reimbursement of insurance and property taxes.  The unit cost decreased to 0.17¢ in 2010 compared to 0.19¢ in 2009.

Depreciation and amortization increased 36.7%, or $41.1 million, to $153.1 million in 2010 compared to $112.0 million in 2009 due mainly to $30.3 million of depreciation on assets at Frontier and Midwest.  Depreciation on E190 aircraft purchased from US Airways in late 2009 was $11.3 million for the nine months ended September 30, 2010.  The unit cost decreased to 0.76¢ in 2010 compared to 1.06¢ in 2009.

Promotion and sales expenses of $103.4 million were included as a result of the acquisitions of our branded airlines.  All of these expenses relate to the branded operations only.  The unit cost was 0.51¢ in 2010.

Other impairment charges of $11.5 million for the nine months ended September 30, 2010 are primarily the result of management’s decision to combine the branded operations under one name.  Trademark intangibles and other tangible assets related to the Midwest brand livery and tradename were written down to their fair values.  The unit cost was 0.05¢ in 2010.

Goodwill impairment of $13.3 million in 2009 is a result of goodwill impairment within our fixed-fee segment.  The unit cost was 0.13¢ in 2009.

Other expenses increased 102.6%, or $112.2 million, to $221.5 million in 2010 from $109.3 million in 2009.  Of the increase, $119.0 million related to expenses from our branded airlines, of which $45.8 million related to the integration of the branded business and return of aircraft.  The unit cost increased to 1.11¢ in 2010 compared to 1.03¢ in 2009.

Interest expense increased 10.1%, or $10.6 million, to $115.8 million compared with $105.2 million due primarily to the acquisition of Frontier and Midwest and the related aircraft debt.  The unit cost decreased to 0.57¢ from 1.01¢ in 2009.

We recorded an income tax benefit of $6.0 million or 32.2% for the nine months ended September 30, 2010, compared with an income tax expense of $23.9 million or 59.5% effective tax rate in the prior year nine months. The effective tax rate for the nine months ended September 30, 2010, was lower than the statutory rate due to non-deductible meals and entertainment expense, primarily for flight crews, reduced our income tax benefit recorded related to the loss before income taxes of $18.8 million.

Liquidity and Capital Resources

As of September 30, 2010, we had total cash of $390.4 million of which $191.4 million was unrestricted.  At September 30, 2010, we had a working capital deficit of $154.7 million.   The Company currently anticipates that its unrestricted cash on hand, the cash generated from operations, and other financings will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

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

Net cash provided by operating activities was $166.5 million and $133.5 million for the nine months ended September 30, 2010 and 2009, respectively.  The $33.0 million increase in operating cash flows is primarily attributable to the acquisition of Frontier and Midwest.  The acquisitions allowed the Company to complete flights without using a code-share partner.  This increased the air traffic liability $32.0 million during the first nine months of 2010 compared to very minimal change to the air traffic liability during the same period in 2009.  The other $1.0 million were related to changes in working capital.

Net cash provided in investing activities was $39.0 million for the nine months ended September 30, 2010, compared to $19.6 million of cash used in investing activites as of September 30, 2009.  The $58.6 million increase in investing cash flows is primarily attributable to the decrease of funding supplied to airlines within the industry.

Net cash used by financing activities was $164.0 million for the nine months ended September 30, 2010 compared to $158.1 million for the nine months ended September 30, 2009.  During the first nine months of 2010, we received proceeds of $54.7 million as a result of debt financing previously unencumbered aircraft engines and other equipment.  The majority of the financings relate to the Company’s new credit agreement for $22.9 million, which is secured by certain equipment and accrues interest at a rate of LIBOR plus a margin.  The increase from the prior year relates to approximately the difference between the payments made on new debt offset by the proceeds.

Other Liquidity Initiatives

                The Company expects to receive net proceeds from this offering of approximately $102.8 million after deducting underwriting discounts and commissions and estimated transaction expenses payable by us of approximately $0.6 million (or approximately $118.3 million if the underwriters exercise their option to purchase additional shares in full), assuming a public offering per share of $9.07, which was the last reported sales price of our common stock on the NASDAQ Global Select Market on November 5, 2010.  We will use the net proceeds from this offering of the common stock for general corporate purposes, including to finance a portion of our Embraer 190 aircraft, and to bolster our liquidity position.

Aircraft Leases and Other Off-Balance Sheet Arrangements

We have significant obligations for aircraft and engines that are classified as operating leases and, therefore, are not reflected as liabilities on our balance sheet. Aircraft leases expire between 2010 and 2024. As of September 30, 2010, our total mandatory payments under operating leases for aircraft aggregated approximately $1.52 billion and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $229.7 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. The leases expire through 2033. As of September 30, 2010, our total mandatory payments under other non-cancelable operating leases aggregated approximately $157.4 million. Total minimum annual other rental payments for the next 12 months are approximately $21.6 million.

Contractual Obligations and Commercial Commitments

As of September 30, 2010, we had firm orders to purchase eight A320 aircraft that have scheduled delivery dates beginning in August 2013 and continuing through November 2014. The current total list price of the eight aircraft is $349.0 million.  Through September 30, 2010, we made aircraft deposits in accordance with the aircraft commitments of $5.5 million. We also had a commitment to acquire eight spare aircraft engines with a current list price of approximately $41.9 million.  We expect to take delivery of two engines during 2010, three engines in 2011 and the final two engines in 2012.  These commitments are subject to customary closing conditions.

During 2010, the Company entered into agreements to lease seven A320 aircraft for six years from the date of delivery.  These aircraft will be delivered between January 2011 and June 2011.  The total lease commitment for the lease term is $160.3 million with payments being made on a monthly basis.

During the nine months ended September 30, 2010, the Company entered into a purchase agreement with Bombardier for the purchase of 40 CS300 aircraft and the option to purchase up to an additional 40 aircraft with delivery beginning in the second quarter of 2015.  In connection with the purchase agreement, the Company also signed an exclusive 15-year maintenance contract with Pratt & Whitney for support of the aircraft engines and agreed to purchase six engines.  The combination of these agreements increases our outstanding purchase commitments by approximately $2.84 billion in the periods beyond March 15, 2015.

During the nine months ended September 30, 2010 the Company took delivery of three A 320 aircraft.  The Company entered into operating leases with payments of $12.0 million annually for each of the next five years and $81.2 million thereafter.

In October 2010, the Company entered into agreements to lease three A319 aircraft for eight years from the date of delivery.  These aircraft will be delivered between October and November 2010.  The total lease commitment for the remainder of the lease term is $80.6 million with payments being made on a monthly basis.

In November 2010, the Company announced a firm order for six E190 jets and a conditional firm order for 18 E190 or 195 jets.  The six aircraft will be delivered between August and December 2011.  The total commitment for the six firm ordered aircraft is $27.0 million and the total commitment for all aircraft is $111.4 million.

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

Critical Accounting Policies

Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. A company will need to disaggregate new and existing disclosure based on how it develops its allowance for loan losses and how it manages credit exposures. Existing disclosures to be presented on a disaggregated basis include a rollforward of the allowance for loan losses, the related recorded investment in such loans, the nonaccrual status of loans, and impaired loans. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. For public companies, ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. Management is currently evaluating the impact that the ASU will have on its consolidated financial statements.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

Our earnings can be affected by changes in interest rates due to amount of cash and cash equivalents held and variable rate debt. At September 30, 2010 and December 31, 2009, approximately $448.0 million and $506.8 million, respectively, of our outstanding debt was at variable interest rates.   A one hundred basis point change in the LIBOR rate would increase or decrease interest expense by $4.5 million.

Aircraft Fuel Price Risk

Our results of operations are materially impacted by changes in aircraft fuel prices. In an effort to manage our exposure to this risk, we periodically purchase call options on crude oil. We do not hold or issue any derivative financial instruments for trading purposes. These fuel hedges were not designated for hedge accounting, and, as such, realized and unrealized non-cash mark-to-market adjustments are included in aircraft fuel expense.  A one dollar change in the price per barrel of crude oil will increase or decrease our fuel expense by $1.4 million and $4.1 million for the three months and nine months ended September 30, 2010.  A one-cent change in the cost of each gallon of fuel would impact our pre-tax income by approximately $.6 million and $1.7 million for the three months and nine months ended September 30, 2010, based on our current fleet and aircraft fuel consumption.

Airline Industry Competition

 As mergers and other forms of industry consolidation including antitrust immunity grants take place, we might or might not be included as a participant. Depending on which carriers combine and which assets, if any, are sold or otherwise transferred to other carriers in connection with such combinations, our competitive position relative to the post-combination carriers or other carriers that acquire such assets could be harmed. In addition, as carriers combine through traditional mergers or antitrust immunity grants, their route networks will grow and that growth will result in greater overlap with our network, which in turn could result in lower overall market share and revenues for us.

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

Changes in Internal Control

Except as set forth below, during the three months ended September 30, 2010, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We are in the process of completing our integration of Midwest and Frontier.  We are currently integrating policies, processes, people, technology and operations for the combined companies.  Management will continue to evaluate our internal control over financial reporting as we execute integration activities.

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

Item 6.

Exhibits

(a)	Exhibits

10.67*	Purchase Agreement COM 0190-10, by and between Embraer - Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 3, 2010.

10.68*	Letter Agreement COM 0191-10, by and between Embraer - Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 3, 2010.

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

31.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

32.2
Certification by Robert H. Cooper, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: November 8, 2010	By:	/s/ Bryan K. Bedford
Name: Bryan K. Bedford
Title: Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated: November 8, 2010	By:	/s/ Robert H. Cooper
Name: Robert H. Cooper
Title: Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)