Form 10-K
period 2010-12-31
REPUBLIC AIRWAYS HOLDINGS INC
filed 2011-03-15
CIK 1159154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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
 _____________________________

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
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price of the Common Stock on the NASDAQ National Market System (now the NASDAQ Global Market System) on June 30, 2010 was approximately $212,249,534.

Indicate the number of shares outstanding of the registrant’s Common Stock as of the latest practicable date: As of March 15, 2011, 48,196,303 shares of common stock were outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

	Part I

Item 1.	Business	4
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	23
Item 2.	Properties	24
Item 3.	Legal Proceedings	25
Item 4.	[Reserved]	25

	Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities	25
Item 6.	Selected Financial Data	27
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 8.	Financial Statements and Supplementary Data	45
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	80
Item 9A.	Controls and Procedures	80
Item 9B.	Other Information	80
	Part III

Item 10.	Directors, Executive Officers and Corporate Governance	81
Item 11.	Executive Compensation	81
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	81
Item 13.	Certain Relationships and Related Transactions, and Director Independence	81
Item 14.	Principal Accounting Fees and Services	82

	Part IV

Item 15.	Exhibits, Financial Statements Schedules	82
Signatures		91

10.45(d)††
Amendment Number Three to Delta Connection Agreement, by and among Delta Airlines, Inc., Shuttle America Corp. (as assignee of Republic Airline, Inc.) and Republic Airways Holdings, Inc., dated as of January 31, 2011.

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

PART I
ITEM 1. BUSINESS

General

Overview

We are a Delaware holding company organized in 1996 that offers scheduled passenger services through our wholly-owned operating air carrier subsidiaries: Chautauqua Airlines, Inc. (“Chautauqua”), Shuttle America Corporation (“Shuttle”), Republic Airline Inc. (“Republic Airline”), Frontier Airlines, Inc. (“Frontier”), and Lynx Airlines, Inc. (“Lynx”). Unless the context indicates otherwise, the terms the “Company,” “we,” “us,” or “our,” refer to Republic Airways Holdings Inc. and our subsidiaries.

As of December 31, 2010, our operating subsidiaries offered scheduled passenger service on 1,540 flights daily to 128 cities in 41 states, Canada, Mexico, and Costa Rica under our Frontier operations and through fixed-fee code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), Continental Airlines, Inc. (“Continental”), Delta Air Lines, Inc. (“Delta”),  United Air Lines, Inc. (“United”), and US Airways, Inc. (“US Airways”) (collectively referred to as our “Partners”). Currently, we provide our Partners with fixed-fee regional airline services, operating as AmericanConnection, Continental Express, Delta Connection, United Express, or US Airways Express, including service out of their hubs and focus cities.

The following table outlines the type of aircraft our subsidiaries operate and their respective operations within our business units as of December 31, 2010:

			Fixed-Fee Code-Share Agreement Partners
Operating Subsidiaries	Aircraft Size	Frontier	American	Continental	Delta	United	US Airways	Spares	Number of Aircraft
Chautauqua	37 to 50	13	15	15	24	—	9	2	78
Shuttle	70 to 76	—	—	—	16	38	—	—	54
Republic Airline	70 to 99	32	—	—	—	—	58	—	90
Frontier	120 to 162	50	—	—	—	—	—	—	50
Lynx	74	3	—	—	—	—	—	—	3
Total number of operating aircraft		98	15	15	40	38	67	2	275

During 2010, our operational fleet decreased from 290 to 275. The Company removed eight Q400 aircraft from its Frontier operations. Five were returned to the lessor, two were held for sale as of December 31, 2010, and one has been subleased.  Seven CRJ aircraft were returned to the lessor from our fixed-fee service with Continental. Four A318 aircraft were removed from our Frontier operation and sold or returned to the lessor.  Two E145 aircraft were subleased offshore and one E170 was sold.  Four E190 aircraft and three A320 aircraft were placed into our Frontier operation during the year.

We have long-term, fixed-fee regional jet code-share agreements with each of our Partners that are subject to us maintaining specified performance levels. Pursuant to these fixed-fee agreements, which provide for minimum aircraft utilization at fixed rates, we are authorized to use our Partners' two-character flight designation codes to identify our flights and fares in our Partners' computer reservation systems, to paint our aircraft in the style of our Partners, to use their service marks and to market ourselves as a carrier for our Partners. Our fixed-fee agreements have historically limited our exposure to fluctuations in fuel prices, fare competition and passenger volumes. Our development of relationships with multiple major airlines has enabled us to reduce our dependence on any single airline, allocate our overhead more efficiently among our Partners and reduce the cost of our services to our Partners.

Our branded operations are comprised of the former operations of Midwest Air Group, Inc. (“Midwest”) and Frontier, both of which we acquired in 2009. As of October 2010, these operations now fly as a single consolidated branded network under the Frontier brand. Frontier have the largest market share in Milwaukee and the second largest market share in Denver. Our branded operations has a significant base of frequent flyer members and strong support in their local communities.

Business Strategy

•
Continue to operate a high-quality fleet of aircraft across an efficient network - We intend to maintain a modern, high-quality fleet of aircraft that meets or exceeds stringent industry operating standards and complies with the terms of our fixed-fee regional jet code-share agreements. We also intend to continue to operate and optimize our existing network and hubs to make our network as efficient as possible for both our Partners and branded customers.

•	Continue to operate a diversified business model that generates compelling returns on invested capital for our shareholders - Our business model is unique among US airlines in that it combines the stable cash flow generation of our fixed-fee regional jet operations with the attractive growth prospects of our branded operations at Frontier. We believe that this diversity of service offerings provides us with a distinct advantage over our competitors and provides for a very stable base of cash flows as well as significant upside from our branded Frontier platform.

•
Pursue a fleet renewal strategy that further improves our cost structure  - As previously disclosed, we have placed a firm order with Embraer for the delivery of six E-190 aircraft with the option to purchase another 18 E-190/E-195 aircraft at a later time. This decision supports our strategy to continue exiting the smaller regional jet aircraft market and focus on larger aircraft at both our regional jet and branded operations which will greatly enhance Republic's unit cost structure.

•
Continue to take advantage of growth opportunities resulting from industry consolidation and continue to grow Frontier's network  -  It is our belief that the recent merger activity in the domestic airline sector could lead to further opportunities for Republic to gain market share as the large network carriers consolidate their hubs and reduce their presence in certain markets.

•
Pursue alliances to broaden our existing network and customer reach - We intend to pursue strategic and long-term alliances with other airlines in order to broaden our existing network, generate larger economies of scale and provide a greater number of attractive destinations to both existing and new customers. We believe that strategic alliances are a cost-effective method to grow our market share and expand our customer base.

 Markets and Routes

Markets

As of December 31, 2010, we offered scheduled passenger service on 1,540 flights daily to 128 cities in 41 states, Canada, Mexico, and Costa Rica.

Fixed-fee Routes

Our Partners determine the routes that we operate for them, which are subject to certain parameters in our agreements.  The following table illustrates the hub and focus cities for each Partner as of December 31, 2010:

Partner	Hub and Focus Cities
American	Chicago, IL
Continental	Houston, TX and Cleveland, OH
Delta	Atlanta, GA, Cincinnati, OH, and New York, NY
United	Chicago, IL, Denver, CO, and Washington D.C. (Newark, NJ in 2011 due to UA/CO merger)
US Airways	Charlotte, NC, New York, NY, Philadelphia, PA, and Washington D.C.

Branded Routes

The following illustrates the routes we flew for our branded operations as of December 31, 2010:
Maintenance of Aircraft and Training

Using a combination of Federal Aviation Administration (“FAA”) certified maintenance vendors and our own personnel and facilities we maintain our aircraft on a scheduled and "as-needed" basis. We emphasize preventive maintenance and inspect our aircraft engines and airframes as required.

We have maintenance agreements for engines, auxiliary power units (“APU”) and other airframe components for our E140/145 and E170/175 aircraft. For our E140/145 aircraft, we have agreements to maintain the engines, APUs, avionics and wheels and brakes through October 2012, June 2013, December 2016 and June 2014, respectively.  For our E170/175 aircraft, we have agreements to maintain the avionics, wheels and brakes, APUs and engines through December 2014, February 2017, July 2019 and December 2018, respectively. Under these agreements, we are charged for covered services based on a fixed rate for each flight hour or flight cycle accumulated by the engines or airframes in our service during each month. The rates are subject to annual revisions, generally based on certain Bureau of Labor Statistics' labor and material indices.  We believe these agreements, coupled with our ongoing maintenance program, reduce the likelihood of unexpected levels of engine, APU, avionics and wheels and brakes maintenance expense during their term. Certain of these agreements contain minimum guarantee amounts, penalty provisions for either the early removal of aircraft or agreement termination for activity levels below the minimums.

While we do not have long term maintenance agreements for our Airbus (except for our wheels and brakes) and Q400 fleets, we have made significant deposits with the aircraft lessors for future maintenance events which will reduce our future cash requirements.  As of December 31, 2010, we had maintenance deposits of $147.2 million.

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

Employees

As of December 31, 2010, we employed approximately 9,850 full-time equivalent employees. The following is a table of our principal collective bargaining agreements and their respective amendable dates as of December 31, 2010:

Employee Group	Number of Full- Time Equivalent Employees	Representing Union	Amendable Date
Pilots	1,847	International Brotherhood of Teamsters Airline Division Local 747	Oct-07
	603	Frontier Airline Pilots Association ("FAPA")	Mar-12
	27	United Transportation Union (Lynx)	*
Flight Attendants	1,562	International Brotherhood of Teamsters Airline Division Local 210	Sep-09
	826	Association of Flight Attendants - CWA ("AFA-CWA")	*
Mechanics and tool room attendants	153	Teamsters Airline Division	Oct-11
Groomers and cleaners	116	Teamsters Airline Division	Sep-15
Dispatchers	102	Transport Workers Union of America Local 540	Jun-12
	18	Transport Workers Union	Sep-12
Material Specialists	26	International Brotherhood of Teamsters	Oct-11
 _______________________
* Currently in negotiations

As of December 31, 2010, we had 4,570 employees who are not currently represented by any union.  Because of the high level of unionization among our employees, we are subject to risks of work interruption or stoppage and/or the incurrence of additional expenses associated with union representation of our employees.  We have never experienced any work stoppages or other job actions and generally consider our relationship with our employees to be good.  The union contract for our pilots and our flight attendants, except Frontier’s pilots, is currently amendable. The union contracts for our mechanics and tool room attendants and our material specialists are amendable in 2011.

Executive Officers of the Company

The following table sets forth information regarding our current executive officers, directors and key employees as of December 31, 2010:

Name	Age	Position
Bryan K. Bedford	49	Chairman of the Board, President and Chief Executive Officer
Robert H. Cooper	51	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Wayne C. Heller	52	Executive Vice President, Chief Operating Officer
Lawrence J. Cohen	55	Director
Douglas J. Lambert	53	Director
Mark L. Plaumann	55	Director
Richard P. Schifter	58	Director
Neal S. Cohen	50	Director
David N. Siegel	49	Director

Bryan K. Bedford joined us in July 1999 as our President and Chief Executive Officer and a member of our board of directors and became chairman of the board in August 2001. From July 1995 through July 1999, Mr. Bedford was the president and chief executive officer and a director of Mesaba Holdings, Inc., a publicly-owned regional airline. He has over 22 years of experience in the regional airline industry, and was named regional airline executive of the year in 1998 by Commuter and Regional Airline News and again in 2005 by Regional Airline World magazine. Mr. Bedford is a licensed pilot and a certified public accountant. He also served as the 1998 Chairman of the Regional Airline Association (RAA), and remains on the Board of Directors of the RAA.

Robert H. Cooper joined us in August 1999 as Vice President and Chief Financial Officer. In February 2002, he became executive vice president, chief financial officer, treasurer and secretary and assumed responsibility for all purchasing and material control. He was previously employed with Mesaba Holdings, Inc. from September 1995 through August 1999 as its vice president, chief financial officer and treasurer. Mr. Cooper is a certified public accountant. He has over 17 years experience in the regional airline industry. He has responsibility for financial accounting, treasury, public reporting, investor relations, human resources, information technology, purchasing and material control. On November 2, 2010, the Company announced the retirement of Mr. Cooper. Mr. Cooper’s term of employment is expected to continue until April 1, 2011.

Wayne C. Heller joined us in August 1999 as Vice President—Flight Operations with responsibility for flight crew supervision, system control, flight safety and flight quality standards. In February 2002, he became Executive Vice President and Chief Operating Officer of Chautauqua, and assumed responsibility for all aircraft maintenance, records and engineering. From April 1996 until August 1999 he was employed by Mesaba Airlines, Inc., as its Director of System Operations Control. He is a licensed pilot and a licensed dispatcher and has over 29 years of regional airline experience in operations.

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

Douglas J. Lambert has been a director since August 2001. He is presently a Managing Director in the North American Commercial Restructuring practice group of Alvarez and Marsal, Inc. Mr. Lambert was a Senior Vice President of Wexford Capital LLC. From 1983 to 1994, Mr. Lambert held various financial positions with Integrated Resources, Inc.'s Equipment Leasing Group, including Treasurer and Chief Financial Officer. He is a certified public accountant.

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

Richard P. Schifter has been a director since July 2009.  He has been a partner at TPG Capital (formerly Texas Pacific Group) since 1994. Prior to joining TPG, Mr. Schifter was a partner at the law firm of Arnold & Porter in Washington, D.C., where he specialized in bankruptcy law and corporate restructuring and represented Air Partners in connection with the acquisition of Continental Airlines in 1993.  Mr. Schifter joined Arnold & Porter in 1979 and was a partner from 1986 through 1994.  Mr. Schifter also served on the Boards of Directors of Ryanair Holdings, PLC from 1996 through 2003, America West Holdings from 1994 to 2005, US Airways Group from 2005 to 2006 and Midwest Airlines, Inc. from 2007 to 2009.

Neal S. Cohen has been a director since October 2009.  He is president and chief operating officer for Laureate Education, Inc. Previously, Mr. Cohen was executive vice president for international strategy and chief executive officer for regional airlines at Northwest Airlines.  In addition, Mr. Cohen had served as executive vice president and chief financial officer at Northwest Airlines. Prior to his tenure with Northwest Airlines Inc., Mr. Cohen was executive vice president and chief financial officer for US Airways. Mr. Cohen has served as chief financial officer for various service and financial organizations as well as Sylvan Learning Systems, Inc., the predecessor company of Laureate Education, Inc.

David N. Siegel has been a director since October 2009. He was Executive Chairman of XOJET, a private aviation company, in 2010, where he previously served as CEO, and continues to serve as a board member. Mr. Siegel has commercial aviation experience spanning more than two decades including serving as the president and chief executive officer of US Airways and in senior executive roles at Northwest Airlines and Continental Airlines. From June 2004 to September 2008, Mr. Siegel was chairman and chief executive officer of Gate Gourmet Group, Inc., the world's largest independent airline catering, hospitality and logistics company. Prior to Gate Gourmet Group, Mr. Siegel served as president, chief executive and member of the board of US Airways Group, Inc., and US Airways, Inc., the airline operating unit.  Prior to joining US Airways, Mr. Siegel was chairman and chief executive officer of Avis Rent A Car System, Inc., a subsidiary of Cendant Corp.  Mr. Siegel’s extensive experience in the airline industry includes seven years at Continental Airlines in various senior management roles, including president of its Continental Express subsidiary.

Code-Share Agreements

Through our subsidiaries, we have entered into code-share agreements with US Airways, American, Delta, United and Continental that authorize us to use their two-character flight designator codes ("US," "AA," "DL," "UA" and "CO") to identify our flights and fares in their computer reservation systems, to paint our aircraft with their colors and/or logos, to use their service marks and to market and advertise our status as US Airways Express, AmericanConnection, Delta Connection, United Express or Continental Express, respectively. Under the code-share agreements between our subsidiaries and each of US Airways, American, Delta, United and Continental, we are compensated on a fixed-fee basis on all of our flights. In addition, under our code-share agreements, our passengers participate in frequent flyer programs of the Partners, and the Partners provide additional services such as reservations, ticket issuance, ground support services, commuter slot rights and airport facilities.

US Airways Code-Share Agreements

Under our fixed-fee Jet Services Agreements with US Airways, we operated, as of December 31, 2010, nine E145 aircraft, 20 E170 aircraft and 38 E175 aircraft. As of December 31, 2010, we were providing 426 flights per day as US Airways Express.

In exchange for providing the designated number of flights and performing our other obligations under the code-share agreements, we receive compensation from US Airways three times each month in consideration for the services provided under the code-share agreements. We receive an additional amount per available seat mile flown and may also receive incentives or pay penalties based upon our performance, including fleet launch performance, on-time departure performance and completion percentage rates. In addition, certain operating costs are considered "pass through" costs whereby US Airways has agreed to reimburse us the actual amount of costs we incur for these items. US Airways provides fuel directly for all of our US Airways operations. Landing fees, passenger catering, passenger liability insurance and aircraft property tax costs are pass through costs and are included in our fixed-fee services revenue.

Unless otherwise extended or amended, the code-share agreement for the E145 aircraft terminates in July 2014 and the code-share agreement for the E170/175 aircraft terminates in September 2015 with respect to the 20 E170 aircraft and eight of the E175 aircraft.   The remaining 30 E175 aircraft terminate 12 years from each aircraft’s in-service date and therefore would terminate from February 2019 to July 2020. US Airways may terminate the code-share agreements at any time for cause upon not less than 90 days notice and subject to our right to cure under certain conditions.

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

The Delta Code-Share Agreements

As of December 31, 2010, we operated 24 E145 aircraft and 16 E175 aircraft for Delta under fixed-fee code-share agreements.  As of December 31, 2010, we provided 211 flights per day as Delta Connection.

Unless otherwise extended or amended, the code-share agreements for the E145 and E175 aircraft terminate in May 2016 and January 2019, respectively. Delta may terminate the code-share agreements at any time, with or without cause, if it provides us 180 days written notice, for the E145 regional jet code-share agreement, and July 2015 for the E170 regional jet code-share agreement. With respect to the E145 agreement, if Delta chooses to terminate any aircraft early, it may not reduce the number of aircraft in service to less than 12 during the 12-month period following the 180 day initial notice period unless it completely terminates the code-share agreement. We refer to this as Delta's partial termination right.

If Delta exercises this right under either agreement or if we terminate either agreement for cause, we have the right to require Delta either to purchase, sublease or assume the lease of aircraft leased by us with respect to any of the aircraft we previously operated for Delta under that agreement.  As of December 31, 2010, the Company estimates a payment of $79.6 million and $115.6 million would be required from Delta should they exercise the early termination provision under the E145 or E170 agreement, respectively.  If we choose not to exercise our put right, or if Delta terminates either agreement for cause, they may require us to sell or sublease to them or Delta may assume the lease of aircraft leased by us with respect to any of the aircraft we previously operated for it under that agreement.

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

On January 31, 2011, we entered into an amendment to the Delta Connection agreement. The amendment establishes the annual base rate costs for certain periods, adds eight additional E170 aircraft within the scope of the agreement and amends certain provisions of the agreement.

The agreements may be subject to immediate or early termination under various circumstances.

The United Code-Share Agreements

As of December 31, 2010, we operated 38 E170 aircraft and provided 202 flights per day as United Express. The seven E145 aircraft operated under this agreement at December 31, 2009 were removed from service in early January 2010.  Two of the aircraft were returned to our lessor and the remaining five were placed into our branded operations.

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

The E145 code-share agreement was terminated effective January 2010.  Unless otherwise extended or amended, the E170 code-share agreement terminates on June 30, 2019, with certain aircraft terms expiring between June 2016 and June 2019. United has the option of extending the E170 agreement for five years or less.  In addition, the code-share agreements may be terminated under certain conditions.

United has a call option to assume our ownership or leasehold interest in certain aircraft if we wrongfully terminate the code-share agreements or if United terminates the agreements for our breach for certain reasons.

The American Code-Share Agreement

As of December 31, 2010, we operated 15 E140 aircraft for American under a fixed-fee code-share agreement and provided 113 flights per day as AmericanConnection.

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

Unless otherwise extended or amended, the term of the American code-share agreement continues until February 1, 2013. However, American may terminate the code-share agreement without cause upon 180 days notice, provided that such notice may not be given prior to September 30, 2011. If American terminates the code-share agreement without cause, we have the right to put the leases of the aircraft, or to sell the aircraft to American to the extent owned by us, used under the code-share agreement to American. The agreement may be subject to termination for cause prior to that date under various circumstances.

The Continental Code-Share Agreement

As of December 31, 2010, we operated 15 E145 aircraft for Continental under a fixed-fee code-share agreement and provided 88 flights per day as Continental Express.

 Unless otherwise extended or amended, the E145 code-share agreement terminates on September 4, 2012.  Seven of the aircraft are expected to come out of service in 2011 and the final eight aircraft are expected to come out of service in 2012. Under certain conditions, Continental may extend the term on the aircraft up to five additional years.

All fuel is purchased directly by Continental and is not charged back to Chautauqua.  Under the agreement, Continental purchases all capacity at predetermined rates and industry standard pass through costs.

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

The growth in the fixed fee business for regional carriers which occurred over the past decade has significantly diminished in recent times as major carriers have reduced capacity and as increased fuel prices have limited the cost efficiencies of small regional jets.  We believe future growth opportunities in the fixed-fee business will most likely come as contracts come up for renewal though competition for market share may lead to lower margins and higher risks.  If our Partners are negatively affected by economic conditions or higher fuel prices, they may file for bankruptcy or reduce the number of flights we operate in order to reduce their operating costs.

Regulatory Matters

Government Regulation

All interstate air carriers are subject to regulation by the Department of Transportation (DOT), the Federal Aviation Administration (FAA), the Transportation Security Administration (TSA), and certain other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service, those of the TSA to security and those of the FAA to operations and safety. The FAA requires operating, airworthiness and other certifications; approval of personnel who may engage in flight maintenance or operations activities; record keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. Generally, governmental agencies enforce their regulations through, among other mechanisms, certifications, which are necessary for our continued operations, and proceedings, which can result in civil or criminal penalties or suspension or revocation of operating authority. The FAA can also issue maintenance directives and other mandatory orders relating to, among other things, grounding of aircraft, inspection of aircraft, installation of new safety-related items and the mandatory removal, replacement or modification of aircraft parts that have failed or may fail in the future.

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

Environmental Regulation

The Airport Noise and Capacity Act of 1990 (ANCA) generally recognizes the rights of airport operators with noise problems to implement local noise abatement programs so long as such programs do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. The ANCA generally requires FAA approval of local noise restrictions on commercial aircraft. While we have had sufficient scheduling flexibility to accommodate local noise restrictions imposed to date, our operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.

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

Security Regulation

Pursuant to the Aviation and Transportation Security Act (the “Aviation Security Act”), the TSA, a division of the U.S. Department of Homeland Security, is responsible for certain civil aviation security matters. The Aviation Security Act addresses procedures for, among other things, flight deck security, the use of federal air marshals onboard flights, airport perimeter access security, airline crew security training, security screening of passengers, baggage, cargo, mail, employees, and vendors, training and qualifications of security screening personnel, provision of passenger data to U.S. Customs and Border Protection, and background checks. Under the Aviation Security Act, substantially all security screeners at airports are federal employees, and significant other elements of airline and airport security are overseen and performed by federal employees, including federal security managers, federal law enforcement officers, and federal air marshals.

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

Additional Information

The Company files annual, quarterly and current reports and other information with the SEC. These materials can be inspected and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of these materials may also be obtained by mail at prescribed rates from the SEC's Public Reference Room at the above address. Information about the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC's Internet site is www.sec.gov.

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

High oil prices may have a significant adverse impact on the future results of operations. We cannot predict the future cost and availability of fuel, or the impact of disruptions in oil supplies or refinery productivity based on natural disasters, which would affect our ability to compete. The unavailability of adequate fuel supplies could have an adverse effect on our

Frontier operations. In addition, larger airlines may have a competitive advantage because they pay lower prices for fuel, and other airlines, such as Southwest Airlines, may have substantial fuel hedges that give them a competitive advantage. Because fuel costs are now a significant portion of our operating costs, substantial changes in fuel costs can materially affect our operating results and/or cause us to reduce our scheduled operations at Frontier. Fuel prices continue to be susceptible to, among other factors, speculative trading in the commodities market, political unrest in various parts of the world, Organization of Petroleum Exporting Countries policy, the rapid growth of economies in China and India, the levels of inventory carried by the oil companies, the amount of reserves built by governments, refining capacity, and weather. These and other factors that impact the global supply and demand for aircraft fuel may affect our financial performance due to its high sensitivity to fuel prices. A one-cent change in the cost of each gallon of fuel would impact our pre-tax income by approximately $2.3 million per year based on our current fleet and aircraft fuel consumption.

Since the acquisitions of Midwest and Frontier, fuel has become a major component of our operating expenses, accounting for 24.4% of our total operating expenses for the year ended December 31, 2010. Our ability to pass on increased fuel costs has been and may continue to be limited by economic and competitive conditions.

We depend heavily on the Denver and Milwaukee markets to be successful.

Our business strategy for Frontier is focused on adding flights to and from our Denver and Milwaukee bases of operations. As of December 31, 2010, 95% of our flights originate or depart from Denver International Airport, known as DIA, and General Mitchell International Airport in Milwaukee, known as MKE (this does not include seasonal non-hub flying to Mexico). A reduction in our share of either market, increased competition, or reduced passenger traffic to or from or through Denver or Milwaukee could have an adverse effect on our financial condition and results of operations. In addition, our dependence on a hub system operating out of DIA makes us more susceptible to adverse weather conditions and other traffic delays in the Rocky Mountain region than some of our competitors that may be better able to spread these traffic risks over larger route networks.

We face intense competition by United Airlines, Southwest Airlines and other airlines at DIA and by AirTran, Southwest Airlines, and Delta Air Lines at MKE.

The airline industry is highly competitive. We compete with United in our hub in Denver, and we anticipate that we will compete with United in any additional markets we elect to serve in the future. United and United's regional airline affiliates are the dominant carriers out of DIA. In addition, Southwest Airlines started service to and from Denver in January 2006 and has grown significantly since then to become the third largest carrier at DIA. Southwest pricing has caused downward pressure on Frontier yields and any future Southwest exposure may place further downward pressure on our revenue. Fare wars, predatory pricing, and “capacity dumping,” in which a competitor places additional aircraft on selected routes, and other competitive activities could adversely affect us. In Milwaukee, although Frontier is the largest carrier, we face competition from AirTran, Southwest Airlines, and Delta Air Lines. In addition, AirTran and Southwest Airlines have recently announced plans to merge, which may change the competitive landscape in DIA and MKE. The future activities of competing branded carriers in DIA, MKE and any other focus city from which we operate may have a material adverse effect on our revenue and results of operations.

Our fixed-fee business is dependent on our code-share relationships with our Partners.

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

In addition, because all of our fixed-fee service revenues are currently generated under the code-share agreements, if any one of them is terminated, we cannot assure you that we would be able to enter into substitute code-share arrangements, that any such substitute arrangements would be as favorable to us as the current code-share agreements or that we could successfully utilize those aircraft in our branded operations.

Our customers may react negatively to the consolidation of our branded service under the “Frontier” name.

As we move toward a unified branded operation, there may be customer dissatisfaction with the branding direction taken by us. Additionally, customers in certain markets may not respond positively or recognize the Frontier brand.

We may be unable to profitably redeploy smaller aircraft removed from service.

Certain of our Partners have indicated a desire to schedule fewer 50 seat aircraft. In addition, in most cases, the term of the aircraft lease or debt agreement exceeds the term of the aircraft under its respective code-share agreement. To the extent that aircraft are removed from service, we must either sell or sublease the aircraft to another party or redeploy it in order to cover our carrying expenses for that aircraft. Our inability to sell, sublease and/or redeploy aircraft that have been removed from fixed-fee service could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

Further, as we review our branded fleet, we may determine to substitute larger aircraft for smaller aircraft. Our inability to profitably redeploy or dispose of the smaller aircraft could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

The airline industry has recently gone through a period of consolidation and transition; consequently, we have fewer potential Partners.

Since 1978 and continuing to the present, the airline industry has undergone substantial consolidation, and it may in the future undergo additional consolidation. For example, recently AirTran and Southwest Airlines announced plans to merge, Continental and United completed a merger and in 2008, Delta and Northwest completed a merger. Other recent developments include the domestic code-share alliance between United and US Airways, and the merger of America West and US Airways. We, as well as our Partners, routinely monitor changes in the competitive landscape and engage in analysis and discussions regarding our strategic position, including potential alliances and business combination transactions. Further consolidation could limit the number of potential partners with whom we could enter into code-share relationships. Although none of our contracts with our Partners allow termination or are amendable in the event of consolidation, any additional consolidation or significant alliance activity within the airline industry could adversely affect our relationship with our Partners.

If the financial strength of any of our Partners decreases, our financial strength is at risk.

We are directly affected by the financial and operating strength of the Partners in our fixed-fee regional airline code-share business. In the event of a decrease in the financial or operational strength of any of our Partners, such Partner may be unable to make the payments due to us under its code-share agreement. In addition, it may reduce utilization of our aircraft to the minimum levels specified in the code-share agreements, and it is possible that any code-share agreement with a code-share Partner that files for reorganization under Chapter 11 of the bankruptcy code may not be assumed in bankruptcy and could be modified or terminated. Any such event could have an adverse effect on our operations and the price of our common stock. As of February 3, 2011, Standard & Poor's and Moody's, respectively, maintained ratings of B- and Caa1 for US Airways, B- and Caa1 for AMR Corp., the parent of American, B and B2 for Delta, and B and B2 for United Continental Holdings, Inc., the parent of United and Continental.

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

All of our pilots, flight attendants, dispatchers, and aircraft appearance agents as well as our mechanics at Frontier are represented by unions. Collectively, these employees represent approximately 54% of our workforce. Although we have never had a work interruption or stoppage and believe our relations with our unionized employees are generally good, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. If we are unable to reach agreement with any of our unionized work groups on the amended terms of their collective bargaining agreements, we may be subject to work interruptions and/or stoppages. Any sustained work stoppages could adversely affect our ability to fulfill our obligations under our code-share agreements and could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

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

In addition, a labor disruption other than a union authorized strike may materially impact our results of operations and could cause us to be in material breach of our code-share agreements, all of which require us to meet specified flight completion levels during specified periods. Our Partners have the right to terminate their code-share agreements if we fail to meet these completion levels.

Our Partners may be restricted in increasing the level of business that they conduct with us, thereby limiting our growth.

In general, the pilots' unions of certain major airlines have negotiated “scope clauses” in their collective bargaining agreements, known as CBAs, that restrict the number and/or size of aircraft that can be operated by the regional code-share partners of such major airlines.

The US Airways' pilot CBA provides that the total number of aircraft in US Airways operations not flown by US Airways pilots (which includes flying by partners under code-share arrangements) may not exceed 465. Within the overall 465 aircraft limit, there is no quantity limitation on the number of small regional jets (defined as aircraft configured with 78 or fewer seats) that may be flown by regional code-share partners. Also within the 465 total aircraft limit, US Airways can outsource up to 93 aircraft with more than 78, but fewer than 91 seats, including E175 and C900 aircraft. US Airways does not restrict the aircraft that its partners may fly for other carriers.

The American Airlines' pilot CBA prohibits regional code-share partners from operating aircraft with more than 50 seats, whether flown on behalf of American or for other carriers.

Delta's pilot CBA prohibits its regional code-share partners from operating aircraft with more than 76 seats, whether flown on behalf of Delta or for other carriers. Further, code-share partners may operate no more than 255 aircraft configured with 51 to 76 seats (including 120 aircraft configured with 71 to 76 seats, subject to increase with increases in Delta's fleet size).

United's pilot CBA prohibits code-share partners from operating aircraft on behalf of United configured with more than 70 seats or weighing more than 80,000 pounds. However, this limitation does not apply to aircraft flown by the code-share partner on behalf of carriers other than United.

Continental's pilot CBA prohibits code-share partners from operating aircraft on behalf of Continental configured with more than 50 seats. However, similar to United's restriction, this limitation does not apply to aircraft flown by the code-share partner on behalf of carriers other than Continental.

We have significant debt and off-balance sheet obligations and any inability to pay would adversely impact our operations.

The airline business is very capital intensive and, as a result, many airline companies are highly leveraged. During the years ended December 31, 2010 and 2009, our mandatory debt service payments for aircraft totaled $319.4 million and $278.3 million, respectively, and our mandatory lease payments totaled $233.8 million and $194.3 million, respectively. We have significant lease obligations with respect to our aircraft, which aggregated approximately $1.5 billion and $1.6 billion at December 31, 2010 and 2009, respectively.

We have a significant amount of variable interest rate debt.  Approximately $482.7 million and $506.8 million of our debt as of December 31, 2010 and 2009, respectively, is subject to variable market interest rates.  If rates increase significantly, our results of operations and cash flows could be adversely impacted.

There can be no assurance that our operations will generate sufficient cash flow to make such payments or that we will be able to obtain financing to acquire the additional aircraft or make other capital expenditures necessary for our expansion. If we default under our loan or lease agreements, the lender/lessor has available extensive remedies, including, without limitation, repossession of the respective aircraft and other assets. Even if we are able to timely service our debt, the size of our long-term debt and lease obligations could negatively affect our financial condition, results of operations and the price of our common stock in many ways, including:

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

We are required to comply with certain financial covenants under certain of our financing arrangements. We are required to maintain $125 million of unrestricted cash, maintain certain cash flow, debt service coverage and working capital covenants. As of December 31, 2010, we were in compliance with all our covenants.

We currently depend on Embraer and Airbus to support our fleet of aircraft.

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

Labor costs constitute a significant percentage of our total operating costs, and we have experienced pressure to increase wages and benefits for our employees. Under our code-share agreements, our reimbursement rates contemplate labor costs that increase on a set schedule generally tied to an increase in the consumer price index or the actual increase in the contract. We are entirely responsible for our labor costs, and we may not be entitled to receive increased payments for our flights from our Partners if our labor costs increase above the assumed costs included in the reimbursement rates. As a result, a significant increase in our labor costs above the levels assumed in our reimbursement rates could result in a material reduction in our earnings. Many of our employees within our Frontier operations experienced a reduction in pay levels during the Frontier bankruptcy. Any restoration of these reductions in pay levels will increase our labor costs.

We have collective bargaining agreements with our pilots, flight attendants, dispatchers, mechanics, material specialists and aircraft appearance agents. We cannot assure that future agreements with our employees' unions will be on terms in line with our expectations or comparable to agreements entered into by our competitors, and any future agreements may increase our labor costs and reduce both our income and our competitiveness for future business opportunities. As of December 31, 2010, approximately 54% of the Company's workforce is employed under union contracts. Because of the high level of unionization among our employees, we are subject to risks of work interruption or stoppage and/or the incurrence of additional expenses associated with union representation of our employees.  We have never experienced any work stoppages or other job actions and generally consider our relationship with our employees to be good.  The union contract for our pilots and our flight attendants, except Frontier’s pilots, is currently amendable. The union contracts for our mechanics and tool room attendants and our material specialists are amendable in 2011.

Our credit card processors have the ability to increase their holdbacks in certain circumstances. The initiation of such holdbacks likely would have a material adverse effect on our liquidity.

In our Frontier business, most of the tickets we sell are paid for by customers who use credit cards. Our credit card processing agreements generally provide for a 95% holdback of receivables. If circumstances were to occur that would allow our processor to increase their holdbacks, our liquidity would be negatively impacted.

Our business could be harmed if we lose the services of our key personnel.

Our business depends upon the efforts of our Chief Executive Officer, Bryan Bedford, and our other key management and operating personnel. American can terminate its code-share agreement if we replace Mr. Bedford without its consent, which cannot be unreasonably withheld. We may have difficulty replacing management or other key personnel who leave and, therefore, the loss of the services of any of these individuals could harm our business. We maintain a “key man” life insurance policy in the amount of $5 million for Mr. Bedford, but this amount may not adequately compensate us in the event we lose his services.

On November 3, 2010, we and our Chief Financial Officer, Robert Hal Cooper, entered into an agreement pursuant to which Mr. Cooper will serve as Chief Financial Officer through at least April 1, 2011. We are interviewing both internal and external candidates for the chief financial officer position and expect to name a replacement before Mr. Cooper departs. We anticipate a smooth transition of responsibilities from Mr. Cooper to his successor.

We may experience difficulty finding, training and retaining employees.

The airline industry is experiencing a shortage of qualified personnel, specifically pilots and maintenance technicians. In addition, as is common with most of our competitors, we have, from time to time, faced considerable turnover of our employees. Our pilots, flight attendants and maintenance technicians sometimes leave to work for larger airlines, which generally offer higher salaries and more extensive benefit programs than regional airlines or other low cost carriers are financially able to offer. Should the turnover of employees, particularly pilots and maintenance technicians, sharply increase, the result will be significantly higher training costs than otherwise would be necessary. An inability to recruit, train and retain qualified employees may adversely impact our performance.

Our acquisition of Midwest and Frontier affects the comparability of our historical financial results.

Our results of operations for the year ended December 31, 2010 includes a full year impact of our Frontier and Midwest acquisitions, while our 2009 results of operations include the results of Midwest for five months and Frontier for three months, and the results for the year ended December 31, 2008 and all prior periods do not include Midwest and Frontier. This complicates the ability to compare our results of operations and statement of cash flows.

 We experience high costs at DIA, which may impact our results of operations.

Our largest hub of flight operations is DIA where we experience high costs. Financed through revenue bonds, DIA depends on landing fees, gate rentals, income from airlines and the traveling public, and other fees to generate income to service its debt and to support its operations. Our cost of operations at DIA will vary as traffic increases or diminishes at the airport or as significant improvement projects are undertaken by the airport. We believe that our operating costs at DIA exceed those that other airlines incur at most hub airports in other cities, which decreases our ability to compete with other airlines with lower costs at their hub airports.

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

Because the average age of our Embraer aircraft is approximately 5.5 years old and that of our Airbus aircraft is approximately 6.0 years old, our aircraft require less maintenance now than they will in the future. We have incurred lower maintenance expenses because most of the parts on our aircraft are under multi-year warranties. Our maintenance costs will increase significantly as our fleet ages and these warranties expire.

Our ability to utilize net operating loss carry-forwards may be limited.

At December 31, 2010, we had estimated federal net operating loss carry-forwards, which we refer to as NOLs, of $1.3 billion for federal income tax purposes that begin to expire in 2015. We have recorded a valuation allowance for $345 million of those NOLs. Section 382 of the Internal Revenue Code, which we refer to as Section 382, imposes limitations on a corporation's ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382. Any unused NOLs in excess of the annual limitation may be carried over to later years.

The imposition of a limitation on our ability to use our NOLs to offset future taxable income could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs. Based on analysis that we performed, we believe we have not experienced a change in ownership as defined by Section 382, and, therefore, our NOLs are not currently under any Section 382 limitation, except for NOLs acquired from Frontier.

The lack of marketing alliances could harm our Frontier business.

Many branded airlines have marketing alliances with other airlines, under which they market and advertise their status as marketing alliance partners. Among other things, they share the use of two-letter flight designator codes to identify their flights and fares in the computerized reservation systems and permit reciprocity in their frequent flyer programs. Frontier does not have an extensive network of marketing partners. The lack of marketing alliances and limited international presence puts us at a competitive disadvantage to global network carriers, whose ability to attract passengers through more widespread alliances, particularly on international routes, may adversely affect our passenger traffic and our results of operations.

We rely heavily on automated systems and technology to operate our Frontier business and any failure of these systems could harm our business.

We are increasingly dependent on automated systems, information technology personnel and technology to operate our Frontier business, enhance customer service and achieve low operating costs, including our computerized airline reservation system, telecommunication systems, website, check-in kiosks and in-flight entertainment systems. Substantial or repeated system failures to any of the above systems could reduce the attractiveness of our services and could result in our customers purchasing tickets from another airline. Any disruptions in these systems or loss of key personnel could result in the loss of important data, increase our expenses and generally harm our business. In addition, we have experienced an increase in customers booking flights on our airline through third-party websites, which has increased our distribution costs. If any of these third-party websites experiences system failure or discontinues listing our flights on its systems, our bookings and revenue may be adversely impacted.

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

While we have never had a crash causing death or serious injury over our 36 year history, it is possible that one or more of our aircraft may crash or be involved in an accident in the future, causing death or serious injury to individual air travelers and our employees and destroying the aircraft and the property of third parties.

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

Frontier's branded business strategy includes a premium travel experience at competitive fares. The Company seeks to differentiate itself through better customer service throughout the customer's travel experience. Any loss of customers due to diminishing product differentiation could harm our business.

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

If passengers perceive the operations of regional aircraft as being unsafe, our business may be harmed.

In February 2009, Colgan Flight 3407, operating as Continental Connection, crashed on its approach into Buffalo, New York. A total of 50 people were killed. Since the date of this tragedy, there have been numerous press reports questioning some of the operating policies of regional airlines. In response, there have also been legislative initiatives aimed at heightening safety requirements, such as The Airline Safety and Pilot Training Improvement Act of 2009. Although our regional jets have never had a crash causing death or serious injury in over 36 years of operations, should the public perceive regional aircraft as less safe our Partners may be less inclined to renew our contracts in the future or should new legislation impose additional burdens on us, our financial condition, results of operations and the price of our common stock could be materially adversely effected.

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

Generally, revenues for airlines depend on the number of passengers carried, the fare paid by each passenger and service factors, such as the timeliness of departure and arrival. During periods of fog, ice, low temperatures, storms or other adverse weather conditions, flights may be cancelled or significantly delayed. For example, in early 2010, winter storms throughout the country forced us to cancel an abnormal portion of our operations. Under our fixed-fee code-share agreements, our regional airline business is partially protected against cancellations due to weather or air traffic control, although these factors may affect our ability to receive incentive payments for flying more than the minimum number of flights specified in our code-share agreements. Should we enter into pro-rate revenue sharing agreements in the future our regional airline business will not be protected against weather or air traffic control cancellations and our operating revenues could suffer as a result. Our branded operations are not insulated against weather or air traffic control cancellations.

Future economic recessions could result in weaker demand for air travel and may create challenges for us that could have a material adverse effect on our business and results of operations.

Demand for air travel could weaken in an economic recession. Economic weakness in the United States and international economies could have a significant negative impact on our results of operations.

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

Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenues. For instance, “passenger bill of rights” legislation was introduced in Congress that, if enacted, would have, among other things, required the payment of compensation to passengers as a result of certain delays and limited the ability of carriers to prohibit or restrict usage of certain tickets. This legislation is not currently active but if it is reintroduced, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs. Several state legislatures have also considered such legislation, and the State of New York in fact implemented a “passenger bill of rights” that was overturned by a federal appeals court in 2008. The DOT has imposed restrictions on the ownership and transfer of airline routes and takeoff and landing slots at certain high-density airports, including New York LaGuardia and Reagan National. In addition, as a result of the terrorist attacks in New York and Washington, D.C. in September 2001, the FAA and the TSA have imposed stringent security requirements on airlines. We cannot predict what other new regulations may be imposed on airlines and we cannot assure you that laws or regulations enacted in the future will not materially adversely affect our financial condition, results of operations and the price of our common stock.

The airline industry is seasonal and cyclical resulting in unpredictable liquidity and passenger revenues.

Because the airline industry is seasonal and cyclical, our revenues related to Frontier will fluctuate throughout the year. Our weakest travel periods are generally during the quarters ending in March and December. The airline industry is also a highly cyclical business with substantial volatility. Our operating and financial results are likely to be negatively impacted by national or regional economic conditions in the U.S., and particularly in Colorado and Wisconsin.

We are in a high fixed cost business and any unexpected decrease in revenue would harm us.

The airline industry is characterized by low profit margins and high fixed costs primarily for personnel, fuel, aircraft ownership and lease costs and other rents. The expenses of an aircraft flight do not vary significantly with the number of passengers carried and, as a result, a relatively small change in the number of passengers or in pricing would have a disproportionate effect on the operating and financial results of Frontier and possibly on us as a whole. We are often affected by factors beyond our control, including weather conditions, traffic congestion at airports and increased security measures, and irrational pricing from competitors, any of which could harm our operating results and financial condition.

Risks Related To Our Common Stock

Our stock price is volatile.

Since our common stock began trading on The NASDAQ National Market (now the NASDAQ Global Select Market) on May 27, 2004, the market price of our common stock has ranged from a low of $4.10 to a high of $23.88 per share.  The market price of our common stock may continue to fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	announcements concerning our Partners, competitors, the airline industry or the economy in general;

•	strategic actions by us, our Partners or our competitors, such as acquisitions or restructurings;

•	the results of our operations;

•	media reports and publications about the safety of our aircraft or the aircraft types we operate;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	general and industry specific economic conditions, including the price of oil;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of our common stock or other actions by investors with significant shareholdings or our Partners; and

•	general market conditions.

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

Future sales of our common stock by our stockholders or insiders could depress the price of our common stock.

Sales of a large number of shares of our common stock or the availability of a large number of shares for sale could adversely affect the market price of our common stock and could impair our ability to raise funds in additional stock offerings. Sales of shares by insiders could be perceived negatively by the investment community.

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

Our certificate of incorporation provides that shares of capital stock may not be voted by or at the direction of persons who are not citizens of the United States if the number of such shares would exceed applicable foreign ownership restrictions. U.S. law currently requires that no more than 25% of the voting stock of our company or any other domestic airline may be owned directly or indirectly by persons who are not citizens of the United States. However, up to 49% of the total equity of our company or any other domestic airline may be owned directly or indirectly by persons who are not citizens of the United States

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Flight Equipment

As of December 31, 2010, we operated 275 aircraft as described in the following table:

Type	Total Aircraft	Owned	Leased	Average Age (in years)	Seats in Standard Configuration
E135/140LR	21	12	9	7.0	44
E145LR (1)	57	22	35	8.6	50
E170/175LR	129	106	23	4.3	70-86
E190LR	15	10	5	1.3	99
A318	5	5	—	7.2	120
A319	38	4	34	6.8	136
A320	7	2	5	1.1	162
Q400	3	3	—	2.8	74

Total	275	164	111
__________________________
(1) Two of these aircraft are used for charter service and as spares.

In addition to the aircraft listed above, we have three A319's being prepped for service into Frontier operations in the first quarter of 2011, we subleased eleven E145 aircraft to a foreign airline, we subleased one Q400 aircraft to another US airline, and we have two Q400 aircraft classified as held-for-sale as of December 31, 2010.

All of our leased aircraft are leased by us pursuant to operating leases, with current lease expirations ranging from 2013 to 2024. We have fixed-price purchase options under most of these leases after nine to 14 years of the lease term. Furthermore, we have options to renew most of the leases for an additional three to four years, or purchase the leased aircraft at the conclusion of their current lease terms at fair market value.

Ground Operations and Properties

As of December 31, 2010, our facilities are summarized in the following table:

Facility	Square Feet	Location
Corporate Office - Republic	83,100	Indianapolis, IN
Training Facility	20,400	Plainfield, IN
Maintenance Hangar	110,500	Indianapolis, IN
Maintenance Hangar/Office	232,100	Columbus, OH
Maintenance Hangar	70,000	Louisville, KY
Maintenance Hangar/Office	86,000	Pittsburgh, PA
Corporate Office - Frontier	77,500	Denver, CO
Reservations Facility	16,000	Denver, CO
Maintenance Hangar	81,300	Kansas City, KS
Maintenance Hangar	26,000	Honolulu, HI
Maintenance Hangar	194,300	Milwaukee, WI

Our employees perform substantially all routine airframe and engine maintenance and periodic inspection of equipment. Our Partners or third parties provide ground support services and ticket handling services in all cities we serve our Partners and we provide ground support services and ticket handling services for the majority of our branded operations.

We lease all of our facilities, except the maintenance hangar in Honolulu, HI, which we own. All leased facilities are subject to either long-term leases or on a month to month basis.

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

Year Ended December 31, 2009	High	Low
First Quarter	$10.94	$4.23
Second Quarter	8.34	4.10
Third Quarter	10.64	4.85
Fourth Quarter	10.29	6.39
Year Ended December 31, 2010
First Quarter	$7.65	$4.48
Second Quarter	6.80	5.25
Third Quarter	8.58	4.74
Fourth Quarter	9.58	6.83

As of December 31, 2010 there were 5,652 stockholders of record of our common stock. We have never paid cash dividends on our common stock. The payment of future dividends is within the discretion of our board of directors and will depend upon our future earnings, our capital requirements, bank or other lender financing, financial condition and other relevant factors.

Performance Graph

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG REPUBLIC AIRWAYS HOLDINGS, INC., NASDAQ COMPOSITE INDEX AND PEER GROUP INDEX

$175
$150
$125
$100
$75
$50
$25
$0
DOLLARS
Dec-05
Mar-06
Jun-06
Sep-06
Dec-06
Mar-07
Jun-07
Sep-07
Dec-07
Mar-08
Jun-08
Sep-08
Dec-08
Mar-09
Jun-09
Sep-09
Dec-09
Mar-10
Jun-10
Sep-10
Dec-10
Republic Airways Holdings, Inc.
NASDAQ Composite Index
Peer Group Index

ASSUMES $100 INVESTED ON JAN. 01, 2006
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2010

The above graph compares the performance of the Company from May 27, 2004 through December 31, 2010, against the performance of (i) the Composite Index for NASDAQ Stock Market (U.S. Companies) and (ii) an index of companies engaged in air transportation (SIC 4512 and 4513), including regional airlines, whose stocks trade on the NASDAQ, for the same period.

Below is a summary of the equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders
Options outstanding under the 2002 Equity Incentive Plan	1,285,169	$15.26	55,215
Options outstanding under the 2007 Equity Incentive Plan	4,004,750	11.88	304,792
Equity compensation plans not approved by security holders	—	—	—
Total	5,289,919	$12.69	360,007

Unregistered Sales of Equity Securities

None

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data and operating statistics should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2010 (1)	2009 (1)	2008	2007	2006
	(in thousands, except per share amounts)
Statement of Income (Loss) Data:
Operating revenues:
Fixed-fee service	$1,030,306	$1,180,209	$1,462,211	$1,274,607	$1,118,226
Passenger service	1,541,320	421,043	—	—	—
Cargo and other	82,025	40,966	17,544	18,070	24,852
Total operating revenues	2,653,651	1,642,218	1,479,755	1,292,677	1,143,078
Operating expenses:
Wages and benefits	549,889	342,364	252,336	226,521	175,483
Aircraft fuel (2)	616,930	236,620	327,791	296,573	325,500
Landing fees and airport rents	170,683	96,915	59,891	53,684	41,993
Aircraft and engine rent	240,563	156,773	134,206	124,961	94,773
Maintenance and repair	255,802	211,503	169,425	130,237	105,198
Insurance and taxes	45,525	28,105	25,793	19,039	17,652
Depreciation and amortization	204,522	163,584	133,206	106,594	92,228
Promotion and sales	134,787	36,265	—	—	—
Goodwill impairment	—	113,759	—	—	—
Other impairment charges	11,473	8,800	—	—	—
Gain on bargain purchase	—	(203,698)	—	—	—
Other	290,123	179,828	122,012	104,790	77,658
Total operating expenses	2,520,297	1,370,818	1,224,660	1,062,399	930,485
Operating income	133,354	271,400	255,095	230,278	212,593
Other income (expense):
Interest expense	(151,662)	(144,994)	(131,856)	(107,323)	(91,128)
Other - net	(3,235)	9,784	14,176	11,013	9,944
Total other expense	(154,897)	(135,210)	(117,680)	(96,310)	(81,184)
Income (loss) before income taxes	(21,543)	136,190	137,415	133,968	131,409
Income tax expense (benefit)	(7,697)	99,805	52,835	51,210	51,899
Net income (loss)	(13,846)	36,385	84,580	82,758	79,510
Add: Net loss attributable to noncontrolling interest in Mokulele Flight Service Inc.	—	3,270	—	—	—
Net income (loss) of the Company	$(13,846)	$39,655	$84,580	$82,758	$79,510
Net income (loss) available for common stockholders per share:
Basic	$(0.38)	$1.15	$2.43	$2.05	$1.89
Diluted	$(0.38)	$1.13	$2.42	$2.02	$1.82
Weighted average common shares outstanding:
Basic	35,976,338	34,598,683	34,855,190	40,350,256	42,149,668
Diluted	35,976,338	35,699,115	34,949,152	41,045,644	43,615,946
Other Financial Data:
Net cash from:
Operating activities	$256,418	$168,618	$242,287	$280,490	$229,147
Investing activities	$2,512	$3,385	$(81,938)	$(76,468)	$(114,510)
Financing activities	$(125,312)	$(144,127)	$(194,697)	$(235,546)	$(81,114)

	Years Ended December 31,
	2010 (1)	2009 (1)	2008	2007	2006
Airline Operating Data:
Passengers carried (000’s)	31,959	22,984	18,918	16,287	12,666
Revenue passenger miles (000’s) (3)	21,143,825	12,905,590	9,700,978	8,581,836	6,650,399
Available seat miles (000’s) (4)	26,547,253	17,116,528	13,213,701	11,511,795	9,154,719
Passenger load factor (5)	79.6%	75.4%	73.4%	74.5%	72.6%
Revenue per available seat mile (6)	$0.100	$0.096	$0.112	$0.112	$0.125
Cost per available seat mile (7)	$0.100	$0.093	$0.103	$0.102	$0.112
Average passenger trip length (miles)	662	562	513	527	525
Number of aircraft in operations (end of period):
Regional Jets:
Owned	150	150	142	131	109
Leased	72	78	79	88	62
Airbus:
Owned	11	13	—	—	—
Leased	39	38	—	—	—
Q400:
Owned	3	6	—	—	—
Leased	—	5	—	—	—
Total aircraft	275	290	221	219	171

	As of December 31,
	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$291,150	$157,532	$129,656	$164,004	$195,528
Aircraft and other equipment—net	3,173,486	3,418,160	2,692,410	2,308,726	1,889,717
Total assets	4,348,701	4,450,472	3,236,578	2,773,078	2,358,441
Long-term debt, including current maturities	2,577,683	2,789,419	2,277,845	1,913,580	1,568,803
Total stockholders' equity	609,683	517,880	475,939	426,086	508,829

(1) The full year 2010 and 2009 are not comparable to the years ended December 31, 2008, 2007, and 2006.  The results of operations for 2009 include Midwest beginning in August 2009 and Frontier in October 2009 and include 12 months of the results of operations for Midwest and Frontier during 2010. We also reclassified $31.4 million of on-board sales of LiveTV, liquor and food and baggage fees recorded in other revenues to passenger revenues in our December 31, 2009 consolidated statement of income (loss). These reclassifications had no effect on previously reported operating income or net income.

(2) As of December 31, 2010, all of our Partners provide substantially all of our aircraft fuel for our fixed fee business and the increase in fuel expense was primarily attributable to a full year of expense related to flying completed in our Frontier operations. Beginning in May 2009 and June 2009, we did not record fuel expense and the related revenue for the American and Delta operations, respectively. United started directly supplying fuel for certain locations in January 2007.  All fuel related to the Continental and US Airways operations is directly supplied as well.  Prior to the acquisition of Midwest and Mokulele, all fuel was directly supplied by them.  Prior to the acquisition of Frontier, Frontier directly supplied fuel until the aircraft were removed from service during the second quarter of 2008.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Delaware holding company organized in 1996 that offers scheduled passenger services through our wholly-owned operating air carrier subsidiaries: Chautauqua Airlines, Inc. (“Chautauqua”), Shuttle America Corporation (“Shuttle”), Republic Airline Inc. (“Republic Airline”), Frontier Airlines, Inc. (“Frontier”), and Lynx Airlines, Inc. (“Lynx”). Unless the context indicates otherwise, the terms the “Company,” “we,” “us,” or “our,” refer to Republic Airways Holdings Inc. and our subsidiaries.

As of December 31, 2010, our operating subsidiaries offered scheduled passenger service on approximately 1,540 flights daily to 128 cities in 41 states, Canada, Mexico, and Costa Rica under our Frontier operations, and through fixed-fee code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), Continental Airlines, Inc. (“Continental”), Delta Air Lines, Inc. (“Delta”),  United Air Lines, Inc. (“United”), and US Airways, Inc. (“US Airways”) (collectively referred to as our “Partners”). Currently, we provide our Partners with fixed-fee regional airline services, operating as AmericanConnection, Continental Express, Delta Connection, United Express, or US Airways Express, including service out of their hubs and focus cities.

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

Fleet Composition

The following table outlines the type of aircraft our subsidiaries operate and their respective operations within our business units as of December 31, 2010:

			Fixed-Fee Code-Share Agreement Partners
Operating Subsidiaries	Aircraft Size	Frontier	American	Continental	Delta	United	US Airways	Spares	Number of Aircraft
Chautauqua Airlines	37 to 50	13	15	15	24	—	9	2	78
Shuttle America	70 to 76	—	—	—	16	38	—	—	54
Republic Airline	70 to 99	32	—	—	—	—	58	—	90
Frontier	120 to 162	50	—	—	—	—	—	—	50
Lynx	74	3	—	—	—	—	—	—	3
Total number of operating aircraft		98	15	15	40	38	67	2	275

During 2010, our operational fleet decreased from 290 to 275. The Company removed eight Q400 aircraft from its Frontier operations. Five were returned to the lessor, two are held for sale as of December 31, 2010, and one has been subleased.  Seven CRJ aircraft were returned to the lessor from our fixed-fee service with Continental. Four A318 aircraft were removed from our Frontier operation and sold or returned to the lessor.  Two E145 aircraft were subleased offshore and one E170 was sold.  Four E190 aircraft and three A320 aircraft were placed into our Frontier operation during the year.

Our branded operations are comprised of the former operations of Midwest Air Group, Inc. (“Midwest”) and Frontier, both of which we acquired in 2009. As of October 2010, these operations now fly as a single consolidated branded network under the Frontier brand. Frontier has the largest market share in Milwaukee and the second largest market share in Denver. Our branded operation has a significant base of frequent flyer members and strong support in their local communities of Denver and Milwaukee.

Business Strategy

•
Continue to operate a high-quality fleet of aircraft across an efficient network - We intend to maintain a modern, high-quality fleet of aircraft that meets or exceeds stringent industry operating standards and complies with the terms of our fixed-fee regional jet code-share agreements. We also intend to continue to operate and optimize our existing network and hubs to make our network as efficient as possible for both our Partners and branded customers.

•
Continue to operate a diversified business model that generates compelling returns on invested capital for our shareholders - Our business model is unique among US airlines in that it combines the stable cash flow generation of our fixed-fee regional jet operations with the attractive growth prospects of our branded operations at Frontier. We believe that this diversity of service offerings provides us with a distinct advantage over our competitors and provides for a very stable base of cash flows as well as significant upside from our branded Frontier platform.

•
Pursue a fleet renewal strategy that further improves our cost structure  - As previously disclosed, we have placed a firm order with Embraer for the delivery of six E-190 aircraft with the option to purchase another 18 E-190/E-195 aircraft at a later time. This decision supports our strategy to continue exiting the smaller regional jet aircraft market and focus on larger aircraft at both our regional jet and branded operations which will greatly enhance Republic's unit cost structure.

•
Continue to take advantage of growth opportunities resulting from industry consolidation and continue to grow Frontier's network  -  It is our belief that the recent merger activity in the domestic airline sector could lead to further opportunities for Republic to gain market share as the large network carriers consolidate their hubs and reduce their presence in certain markets.

•
Pursue alliances to broaden our existing network and customer reach - We intend to pursue strategic and long-term alliances with other airlines in order to broaden our existing network, generate larger economies of scale and provide a greater number of attractive destinations to both existing and new customers. We believe that strategic alliances are a cost-effective method to grow our market share and expand our customer base.

Revenue

Fixed-Fee Service - Under our code-share arrangements with our Partners, we receive fixed-fees, as well as reimbursement of specified costs on a gross basis with additional possible incentives from our Partners for superior performance. For the years ended December 31, 2010, 2009 and 2008, all of our fixed-fee revenue was earned under our fixed-fee arrangements. The number of aircraft we operate and aircraft utilization are the most significant drivers of our revenue, as opposed to the number of passengers we carry or the fare the passengers pay.

Passenger Service - Branded passenger service includes passenger ticket revenue on our branded airlines: Frontier, Midwest (from August 2009 to October 2010), and Mokulele (from April 2009 to October 2009). Unlike our fixed fee business, the most significant drivers of our revenue are the number of passengers we carry and the fare paid by the passenger. We reclassified $31.4 million of on-board sales of LiveTV, liquor and food and baggage fees recorded in other revenues to passenger revenues in our December 31, 2009 consolidated statement of income (loss). These reclassifications had no effect on previously reported operating income or net income.

Cargo and Other -  Cargo and other revenues is comprised principally of the revenue from the marketing component of the sale of our miles for our co-branded credit cards, sublease revenue, licensing revenue from slots leased to other airlines, charter revenue, cargo revenue, interline and ground handling fees.

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

Aircraft Fuel

As of December 31, 2010, the majority of our aircraft fuel for the fixed-fee operations is supplied directly by our code-share partners, and thus we do not record expense or the related revenue for those gallons of fuel.  Beginning in May 2009 and June 2009, we did not record fuel expense and the related revenue for the American and Delta operations, respectively.  We also did not pay for or record fuel expense and the related revenue for Continental or US Airways operations.   All fuel costs including into-plane fees and taxes are expensed as incurred for our branded operations.  Aircraft fuel also includes the realized and unrealized mark-to-market adjustments on fuel derivatives.

Landing Fees and Airport Rents

This expense consists of an estimate of fees charged by airports for each aircraft landing and airport rental fees for ticket counter, gate and common space.   Under our fixed-fee agreements, we are reimbursed for the actual costs of landing fees.  Landing fees and airport rents are expensed as incurred for the branded operations.

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

Maintenance and Repair

Maintenance and repair expenses include all parts, materials, tooling and spares required to maintain our aircraft. We have entered into long-term maintenance "power-by-the-hour" service contracts with third-party maintenance providers under which we are charged fixed rates for each flight hour accumulated by the majority of our engines and some of the major airframe components. The effect of such contracts is to reduce the volatility of aircraft maintenance expense over the term of the contract.  All other maintenance is expensed as incurred under the direct expense method of accounting.

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

Promotion and Sales

This expense is incurred on our branded operation only and consists of advertising costs, passenger reservation and booking fees, credit card processing fees and commissions.

Goodwill Impairment

Goodwill is required to be evaluated for impairment on an annual basis. If we determine that goodwill is impaired, we are required to write-off the amount of goodwill that is impaired.

Other Impairment Charges

Other intangibles with an indefinite life are required to be evaluated for impairment on an annual basis. If we determine other intangibles are impaired, we are required to write-off the amount of other intangibles that are impaired.  This expense includes the impairment of trade names and other assets.

Gain on Bargain Purchase

This represents the amount that the fair values of assets acquired exceeds the assumed liabilities and purchase price from the acquisition of Frontier.

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

Results of Operations

The following tables sets forth information regarding the Company’s statistical performance for the years ended December 31, 2010, 2009, and 2008.

Operating Highlights - Fixed-Fee	Twelve Months Ended December 31,
	2010	Change	2009	Change	2008
Fixed-fee service revenues, excluding fuel (000's) (1)	$962,684	(11.6)%	$1,089,051	(4.1)%	$1,135,431
Passengers carried	17,355,097	(7.6)%	18,783,773	(0.7)%	18,917,502
Revenue passenger miles (000's) (2)	8,572,623	(10.3)%	9,560,637	(1.4)%	9,700,978
Available seat miles (000's) (3)	11,348,280	(12.0)%	12,894,899	(2.4)%	13,213,701
Passenger load factor (4)	75.5%	1.4 pts	74.1%	0.7 pts	73.4%
CASM,(5)(6) including interest expense, (cents)	8.40	0.5%	8.36	(16.1)%	9.97
CASM,(5)(6) including interest and excluding fuel expense, (cents)	7.80	2.0%	7.65	2.0%	7.50
Operating aircraft at period end:
37-50 seats	65	(15.6)%	77	(16.3)%	92
70-86 seats	112	—%	112	(7.4)%	121
Block hours (7)	592,821	(12.1)%	674,454	(8.9)%	740,403
Departures	354,631	(10.6)%	396,559	(6.2)%	422,558
Average daily utilization of each aircraft (hours) (8)	9.9	(2.0)%	10.1	—%	10.1
Average length of aircraft flight (miles)	480	(2.8)%	494	(1.6)%	502
Average seat density	67	1.5%	66	6.5%	62

Operating Highlights - Branded	Twelve Months Ended December 31 (9)
	2010	Change	2009
Total revenues (000's)	$1,604,490	261.1%	$444,312
Passengers carried	14,603,935	247.7%	4,200,044
Revenue passenger miles (000's) (2)	12,571,202	275.8%	3,344,953
Available seat miles (000's) (3)	15,198,973	260.0%	4,221,629
Passenger load factor (4)	82.7%	3.5 pts	79.2%
Total revenue per available seat mile (cents)	10.56	0.4%	10.52
Passenger revenue per available seat mile (cents)	10.14	1.7%	9.97
CASM,(5)(6) (cents)	11.09	(3.1)%	11.44
Fuel cost per available seat mile (cents) (10)	3.59	4.7%	3.43
CASM,(5)(6) excluding fuel expense (cents)	7.24	(6.1)%	7.71
Gallons consumed	228,196,721	238.6%	67,388,662
Average cost per gallon (10)	$2.39	11.2%	$2.15
Operating aircraft at period end:
37-50 seats (11)	13	18.2%	11
70-99 seats	35	(7.9)%	38
120+ seats	50	(2)%	51
Block hours (7)	380,050	213.7%	121,167
Departures	183,185	184.5%	64,379
Average daily utilization of each aircraft (hours) (8)	10.9	1.9%	10.7
Average length of aircraft flight (miles)	827	10.4%	749
Average seat density	100	13.6%	88

(1) Fixed-fee service revenues exclude cargo and other revenues and fuel expense that is pass-through cost for the fixed-fee business.

(2) Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

(3) Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

(4) Passenger load factor is revenue passenger miles divided by available seat miles.

(5) Total operating costs divided by available seat miles.

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

(7) Block hours are from takeoff to landing, including taxi time.

(8) Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

(9) Branded statistics include the results of Midwest and Frontier beginning in August and October 2009, respectively.  In addition, the table includes the results of Mokulele beginning in April 2009 until October 2009 when the Company deconsolidated Mokulele.

(10) Excludes mark-to-market fuel hedge adjustment of $3.6 million and $0.1 million for the years ended December 31, 2010 and 2009, respectively.

(11) In 2009, includes four aircraft operated by SkyWest Airlines under an agreement with Midwest, which terminated in January 2010.

The following table sets forth information regarding the Company’s expenses for the years ended December 31, 2010, 2009, and 2008. Individual expense components are also expressed in cents per available seat mile (“ASM”).

	Years ended December 31,
	2010		2009		2008
	Amount	Cents per ASM	Amount	Cents per ASM	Amount	Cents per ASM
	(in thousands)		(in thousands)		(in thousands)
OPERATING EXPENSES:
Wages and benefits	549,889	2.07	342,364	2.00	252,336	1.91
Aircraft fuel	616,930	2.32	236,620	1.38	327,791	2.48
Landing fees and airport rents	170,683	0.64	96,915	0.57	59,891	0.45
Aircraft and engine rent	240,563	0.91	156,773	0.92	134,206	1.02
Maintenance and repair	255,802	0.96	211,503	1.24	169,425	1.28
Insurance and taxes	45,525	0.17	28,105	0.16	25,793	0.20
Depreciation and amortization	204,522	0.77	163,584	0.96	133,206	1.01
Promotion and sales	134,787	0.51	36,265	0.21	—	—
Goodwill impairment	—	—	113,759	0.66	—	—
Other impairment charges	11,473	0.04	8,800	0.05	—	—
Gain on bargain purchase	—	—	(203,698)	(1.19)	—	—
Other	290,123	1.10	179,828	1.05	122,012	0.92
Total operating expenses	2,520,297	9.49	1,370,818	8.01	1,224,660	9.27

Interest expense	(151,662)	(0.57)	(144,994)	(0.85)	(131,856)	(1.00)

2010 Compared to 2009

Operating revenue in 2010 increased by 61.6%, or $1.01 billion, to $2.65 billion compared to $1.64 billion in 2009. Branded revenues increased $1.16 billion over 2009 results. This increase is a direct result of passenger and ancillary revenues reported for a full year in 2010 compared to 2009 when Midwest and Frontier were acquired in July and October, respectively. Excluding reimbursement for fuel expense, which is a pass-through cost to our Partners, fixed-fee service revenues decreased $126.4 million, or 11.6% for 2010.  Block hours for the fixed-fee business were down 12.1% in 2010 mainly because of reporting certain operations on behalf of Midwest and Frontier in our fixed-fee results prior to the acquisitions of each company in 2009.

Factors relating to the change in operating expenses are discussed below:

Wages and benefits increased by 60.6%, or $207.6 million, to $550.0 million for 2010 compared to $342.4 million for 2009 due primarily to the acquisition of Frontier. Of the increase, $174.4 million relates to increased expenses at Frontier. The remainder of the increase is due to an increase in the operation of regional jets and a shift in the mix of flying toward larger regional jets. The cost per available seat mile increased to 2.07¢ for 2010 compared to 2.00¢ in 2009.

Aircraft fuel expense increased 160.7%, or $380.3 million, to $616.9 million for 2010 compared to $236.6 million for 2009. Fuel expense of $404.0 million related to an increase in expenses for Frontier operations. Beginning in May 2009 and June 2009, we did not record fuel expense and the related revenue for the American and Delta operations, respectively. We also do not pay for, or record, fuel expense and the related revenue for Continental or US Airways operations. The cost per gallon for fuel used in the branded operation was $2.39 in 2010 compared to $2.15 in 2009. The unit cost increased to 2.32¢ in 2010 compared to 1.38¢ in 2009.

Landing fees and airport rents increased by 76.1%, or $73.8 million, to $170.7 million in 2010 compared to $96.9 million in 2009. Increases for our branded operations accounted for $84.6 million of additional expense in 2010. Beginning in May 2009 we did not record landing fees and the related revenue for Delta operations. The remainder of our fixed-fee agreements provide for a direct reimbursement of landing fees. The unit cost was 0.64¢ in 2010 compared to 0.57¢ in 2009.

Aircraft and engine rent increased by 53.4%, or $83.8 million, to $240.6 million in 2010 compared to $156.8 million in 2009. Frontier accounted for additional expense of $83.3 million in 2010 compared to 2009. The unit cost decreased to 0.91¢ for 2010 compared to 0.92¢ for 2009.

Maintenance and repair expenses increased by 20.9%, or $44.3 million, to $255.8 million in 2010 compared to $211.5 million for 2009.  Frontier maintenance expenses increased $35.5 million. Maintenance expenses increased for the regional jets due mainly to the aging of the fleet and an increase in operations. The unit cost decreased to 0.96¢ in 2010 compared to 1.24¢ in 2009.

Insurance and taxes increased 62.0%, or $17.4 million, to $45.5 million in 2010 compared to $28.1 million in 2009. Frontier expenses increased $11.2 million. Our fixed-fee agreements generally provide for a direct reimbursement of insurance and property taxes.  The unit cost increased to 0.17¢ in 2010 compared to 0.16¢ in 2009.

Depreciation and amortization increased 25.0%, or $40.9 million, to $204.5 million in 2010 compared to $163.6 million in 2009 due mainly to an increase of $28.9 million of depreciation at Frontier. Additionally, depreciation on EJet aircraft increased for aircraft purchased during 2009 and 2010. The unit cost decreased to 0.77¢ in 2010 compared to 0.96¢ in 2009.

Promotion and sales expenses increased 271.7%, or $98.5 million, to $134.8 million in 2010 compared to $36.3 million in 2009 due mainly to the acquisition of Frontier in 2009. These expenses relate to our branded operations only. The unit cost increased to 0.51¢ in 2010 compared to 0.21¢ in 2009.

Other impairment charges increased $2.7 million, to $11.5 million in 2010 compared to $8.8 million in 2009 due mainly to additional impairments taken on the Midwest trade name in 2010. The unit cost decreased to 0.04¢ in 2010 compared to 0.05¢ in 2009.

Other expenses increased 61.3%, or $110.3 million, to $290.1 million in 2010 from $179.8 million in 2009. Frontier other expenses increased $126.5 million. In 2009, we incurred approximately $13.0 million of aircraft transition costs and charges related to Mokulele. The unit cost increased to 1.10¢ in 2010 compared to 1.05¢ in 2009.

Interest expense increased 4.6% or $6.7 million, to $151.7 million in 2010 from $145.0 million in 2009 primarily due to $5.6 million increase in expense at Frontier. The unit cost decreased to 0.57¢ in 2010 compared to 0.85¢ in 2009.

We incurred an income tax benefit of $7.7 million during 2010, compared to income tax expense of $99.8 million in 2009. The effective tax rates for 2010 and 2009 were 35.7% and 73.3%, respectively. In 2009, the rate was higher than the statutory rate due primarily to non-deductible goodwill impairments. In 2010, the rate was higher than the statutory rate due primarily to state income taxes.

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

Liquidity and Capital Resources

2010 compared to 2009

As of December 31, 2010, we had total cash of $430.3 million of which $291.2 million was unrestricted. At December 31, 2010, we had a working capital deficit of $59.5 million.  The Company currently anticipates that its unrestricted cash on hand, the cash generated from operations, and other financings will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

Working capital deficits are customary for airlines since the air traffic liability and a portion of the deferred frequent flyer revenue are classified as current liabilities.  Our liquidity depends on the number of passengers who fly in our Frontier operations, the fares they pay, the cost of fuel, our operating and capital expenditures, our financing activities, the financial strength of our Partners in relation to our fixed-fee business, and the amount of cash holdbacks imposed by our credit card processors.  We cannot predict what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as volatile fuel prices, an economic recession, a global credit and liquidity crisis, weather-related disruptions, the impact of airline bankruptcies or consolidations, U.S. military actions or acts of terrorism.

Net cash provided by operating activities was $256.4 million in 2010 compared to $168.6 million in 2009.  The $87.8 million increase in operating cash flows is primarily attributable to the 5% reduction on our credit card holdbacks and the timing of the processing of the holdback settlements. The remainder of the increase was attributable to timing differences in our working capital.

Net cash provided by investing activities was $2.5 million in 2010 compared to $3.4 million in 2009.  During 2010, the Company did not purchase any aircraft but spent $27.1 million on engines and $31.6 million on other maintenance and equipment, which was offset by sold aircraft and other equipment of $77.4 million.

Net cash used in financing activities was $125.3 million in 2010 compared to $144.1 million in 2009. During 2010, the Company received net proceeds of $101.9 million from a second public offering completed in November. The Company made principal repayments of $214.4 million and retired $60.0 million of aircraft debt totaling $274.4 million compared to repayments of $145.7 million and retirements of $70.9 million totaling $216.6 million in 2009. The company received proceeds of $49.3 million from the financing of other equipment during 2010.

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

Other liquidity initiatives

In May 2010, we successfully negotiated a new agreement to consolidate all of our Visa and MasterCard bankcard transactions to one processor. Under the new agreement, the Company received a five percent relief of its previously 100% collateralized bankcard liability. Upon achieving certain financial conditions, which relate to levels of operating income and cash flow coverage, the Company can attain a lower holdback. Historically, Frontier's cash settlements were two to three weeks in arrears, but under our current relationship those settlements occur on a daily basis. So at the end of 2010, we had received all of the cash from the year-end holiday travelers whereas at the end of 2009 the processor still held that cash.

In November 2010, the Company completed a stock offering and received net proceeds from this offering of approximately $101.9 million after deducting underwriting discounts, commissions and estimated transaction expenses. We will use the net proceeds from this offering of the common stock for general corporate purposes, including to finance a portion of our Embraer 190 aircraft, and to bolster our liquidity position.

We are required to comply with certain financial covenants under certain of our financing arrangements.  We are required to maintain a certain level of minimum unrestricted cash and maintain certain cash flow and working capital covenants. As of December 31, 2010, we were in compliance with all our covenants.

Letters of Credit

As we enter new markets, increase the amount of space we lease, or add leased aircraft, we are often required to provide the airport authorities and lessors with a letter of credit.  We also provide letters of credit for our workers’ compensation insurance.  As of December 31, 2010 and 2009, we had outstanding letters of credit totaling $31.8 million, all of which are bond and cash collateralized.

Fuel Hedging Transactions

Our results of operations are materially impacted by changes in aircraft fuel prices. In an effort to manage our exposure to this risk, we periodically purchase call options, enter in fuel swap agreements, or enter into costless collars on various oil derivative commodities. We do not hold or issue any derivative financial instruments for speculative trading purposes.  We choose not to designate these derivatives as hedges, and, as such, realized and unrealized mark-to-market adjustments are included in aircraft fuel expense in the consolidated statements of income (loss). A one dollar change in price per barrel of crude oil or the crack spread will increase or decrease our fuel expense by $5.6 million.  A one-cent change in the cost of each gallon of fuel would impact our pre-tax income by approximately $2.3 million per year based on our current fleet and aircraft fuel consumption.

Under our fixed-fee agreements we are not exposed to changes in fuel prices. Our fixed-fee agreements provide for our partners to purchase fuel directly or reimburse us for fuel expense as a pass-through cost.

As of December 31, 2010, our Frontier operation had hedged five percent of its anticipated volume in the second, third, and fourth quarters of 2011. Subsequent to December 31, 2010, Frontier hedged additional volumes under swap agreements that brought Frontier's hedge position to approximately 15% in the second quarter and 10% in the third and fourth quarters of 2011. We will continue to monitor fuel prices closely and intend to take advantage of fuel hedging opportunities as they become available, with the goal of at least becoming 25% hedged in our Frontier operations.

Aircraft Leases and Other Off-Balance Sheet Arrangements

We have significant obligations for aircraft and engines that are classified as operating leases and, therefore, are not reflected as liabilities on our balance sheet. Aircraft leases expire between 2013 and 2024. As of December 31, 2010, our total mandatory payments under operating leases for aircraft aggregated approximately $1.53 billion and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $233.7 million. Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. The leases expire through 2033. As of December 31, 2010, our total mandatory payments under other non-cancelable operating leases aggregated approximately $147.2 million. Total minimum annual other rental payments for the next 12 months are approximately $22.3 million.

Purchase Commitments

As of December 31, 2010, the Company had firm orders to purchase eight A320 aircraft that have scheduled delivery dates beginning in February 2013 and continuing through November 2014, 40 CS300 aircraft that have scheduled delivery dates beginning in early 2015 and continuing through 2017, and six E190 jets with a conditional firm order for 18 E190 or E195 jets. The six E190 aircraft are expected to be delivered between August and December 2011. The Company also has a commitment to acquire nine spare aircraft engines and expects to take delivery of one engine in 2011, two engines in 2012, two engines in 2015, and four engines beyond 2016.

During 2010, the Company entered into agreements to lease seven A320 aircraft for six years from the date of delivery. These aircraft will be delivered between January 2011 and June 2011.

We expect to fund future capital and funding commitments through internally generated funds, third-party aircraft financings, and debt and other financings.

Our contractual obligations and commercial commitments at December 31, 2010 include the following (in thousands):

	Payments Due By Period
				Beyond
	2011	2012-2013 (1)	2014-2015	2016	Total
Long-term debt (including interest)	$375,486	$716,752	$688,733	$1,545,808	$3,326,779
Operating leases	256,046	495,461	417,915	507,259	1,676,681
Tax liability for uncertain tax positions	—	—	—	8,092	8,092
Debt or lease financed aircraft purchase obligations (2)	249,585	1,074,864	808,959	1,796,738	3,930,146
Engines under firm orders	8,154	9,092	14,000	28,000	59,246
Total contractual cash obligations	$889,271	$2,296,169	$1,929,607	$3,885,897	$9,000,944

(1) 2012 and 2013 contain twelve and six conditional firm orders on E190's, respectively

(2) The Company has a finance commitment at current market terms on the six firm E190's scheduled for delivery throughout 2011.

The Company has maintenance agreements for engines, auxiliary power units (“APU”) and other airframe components for our E140/145 and E170/175 aircraft. For our E140/145 aircraft, we have agreements to maintain the engines, APUs, avionics and wheels and brakes through October 2012, June 2013, December 2016 and June 2014, respectively.  For our E170/175 aircraft, we have agreements to maintain the avionics, wheels and brakes, APUs and engines through December 2014, February 2017, July 2019 and December 2018, respectively. Under these agreements, we are charged for covered services based on a fixed rate for each flight hour or flight cycle accumulated by the engines or airframes in our service during each month. The rates are subject to annual revisions, generally based on certain Bureau of Labor Statistics' labor and material indices.  We believe these agreements, coupled with our ongoing maintenance program, reduce the likelihood of unexpected levels of engine, APU, avionics and wheels and brakes maintenance expense during their term. Certain of these agreements contain minimum guarantee amounts, penalty provisions for either the early removal of aircraft or agreement termination for activity levels below the minimums.

While the Company does not have long term maintenance agreements for Airbus (except for wheels and brakes) and Q400 fleets, it has made significant deposits with the aircraft lessors for future maintenance events which will reduce future cash requirements.  As of December 31, 2010 we had maintenance deposits of $147.2 million.

Total payments under these long-term maintenance agreements were $80.5 million, $96.0 million, and $101.9 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

Cash payments for interest were approximately $138.3 million in 2010. Tax payments in 2010 were not significant and we are not expecting significant tax payments in 2011.

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

Under the Company’s code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  The Company has concluded that a component of its fixed-fee service revenues under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during 2010, 2009 and 2008 was $317.4 million, $358.2 million, and $348.4 million, respectively, and has been included in fixed-fee service revenues in the Company’s consolidated statements of income (loss).

Revenue Recognition (Passenger Service) – Passenger service revenues are recognized when the transportation is provided or after the tickets expire (which is either immediately upon the scheduled departure of the flight or up to thirteen months after the date of issuance depending on the type of ticket purchased), and are net of excise taxes, passenger facility charges and security fees.  Passenger service revenues that have been deferred are included in the accompanying consolidated balance sheets as air traffic liability.    Included in passenger service revenue are change fees imposed on passengers for making schedule changes to non-refundable tickets.  Change fees are recognized as revenue at the time the change is made for the passenger as these fees are a separate transaction that occur subsequent to the date of the original ticket sale.

The Company is required to charge certain taxes and fees on passenger tickets.  These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign arrival and departure taxes.  These taxes and fees are legal assessments on the customer, for which the Company has an obligation to act as a collection agent.  Because the Company is not entitled to retain these taxes and fees, such amounts are not included in passenger service revenue.  The Company records a liability when the amounts are collected and reduces the liability when payments are made to the applicable government agency or operating carrier. We reclassified $31.4 million of on-board sales of LiveTV, liquor and food and baggage fees recorded in other revenues to passenger revenues in our December 31, 2009 consolidated statement of income (loss). These reclassifications had no effect on previously reported operating income or net income.

Frequent Flyer Programs—The Company has a frequent flyer program that offers incentives to travel on its airlines and promotes customer loyalty.  The program allows participants to earn mileage credits by flying on Frontier and through participating companies, such as credit card companies, hotels, and car rental agencies.  The Company also sells mileage credits to nonairline businesses.  The mileage credits may be redeemed for free air travel on Frontier, as well as hotels, rental cars, and other awards.

Earned Mileage Credits – The Company also defers the portion of the sales proceeds that represents the estimated fair value of the air transportation for mileage credits awarded and recognizes that amount as passenger service revenue when the mileage credit is redeemed and the transportation is provided.  The fair value of the air transportation component is determined utilizing the deferred revenue method as further described below.  The initial revenue deferral is presented as deferred frequent flyer revenue in the consolidated balance sheets.  When recognized, the revenue related to the air transportation component is classified as passenger service revenue in the Company’s consolidated statements of income (loss).

The Company’s accounting policy for its frequent flyer program is the deferred revenue method.  The deferred revenue method is to record the frequent flyer obligation by allocating an equivalent weighted-average ticket value to each outstanding mile based on projected redemption patterns for available award choices when such miles are consumed.  Such value is estimated assuming redemptions on our airline, and other redemption choices and by estimating the relative proportions of awards to be redeemed by class of service and redemption choices.  The estimation of the value of each award mile requires the use of several significant assumptions for which significant management judgment is required.  For example, management must estimate how many miles are projected to be redeemed on the Company’s airline versus on other redemption choices.  Since the equivalent ticket value on miles redeemed on Frontier and other redemption choices can vary greatly, this assumption can materially affect the calculation of the weighted-average ticket value from period to period.

Management must also estimate the expected redemption patterns of Frontier customers who have a number of different award choices when redeeming their miles, each of which can have materially different estimated values. Such choices include different classes of service and award levels.  Customer redemption patterns may also be influenced by program changes, which occur from time to time, introducing new award choices or making material changes to the terms of existing award choices.  Management must often estimate the probable impact of such program changes on future customer behavior, which requires the use of significant judgment.  Management uses historical customer redemption patterns as the best single indicator of future redemption behavior in making its estimates, but changes in customer mileage redemption behavior patterns, which are not consistent with historical behavior can result in historical changes to deferred frequent flyer revenue balances and to recognized revenue.

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

Mileage Credits Sold – The Company has agreements with its co-branded credit card partner that require its partner to purchase miles as they are awarded to the co-branded partner cardholders.  The air transportation element for the awarded miles is included in deferred frequent flyer revenue at the estimated fair value of the air transportation element and the residual marketing element is recorded as cargo and other revenue when the miles are awarded.  The deferred frequent flyer revenue is subsequently recognized as passenger service revenue when the transportation is provided.

The Company also sells mileage credits in its frequent flyer programs to third parties.  The travel portion of the sale is recognized as part of deferred frequent flyer revenue.  The remaining portion, referred to as the marketing component, is recognized as cargo and other revenue in the month the miles are sold.

Aircraft Leases – The Company has aircraft that are leased from third parties. In order to determine the proper classification of a lease as either an operating lease or a capital lease, the Company must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of the Company’s aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the term of the related leases. Additionally, operating leases are not reflected in the Company’s consolidated balance sheet and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in the Company’s consolidated balance sheet. The Company is responsible for all other maintenance costs of its aircraft and must meet specified return conditions upon lease expiration for both the airframes and engines.

Impairments to Long-Lived Assets – We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. We review, at least annually, the estimated useful lives and residual values for our definite lived assets.  As a result of the Company’s annual impairment test for the indefinite-lived other intangible assets the Company recorded an impairment for the trade names.

Impairments to Goodwill – Goodwill is required to be tested for impairment at the reporting unit level on an annual basis and between annual tests if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.

The following table reflects the changes in the carrying amount of goodwill for the year ended December 31, 2009 (in thousands):

	Gross Carrying Amount	Impairment	Net
Balance at January 1, 2008 and December 31, 2008	$13,335	$—	$13,335
Impairment during 2009	—	(13,335)	(13,335)
Midwest Acquisistion during 2009	100,424	(100,424)	—
Balance at December 31, 2010 and 2009	$113,759	$(113,759)	$—

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

In Step Two of the impairment testing, the Company determined the implied fair value of goodwill of the reporting unit by allocating the fair value of the reporting unit determined in Step One to all the assets and liabilities of the reporting unit.  The Company utilized its recent valuations of tangible and intangible assets related to the branded operations reporting unit to determine the fair value of assets and liabilities.  As a result of the Step Two testing, the Company determined that goodwill was impaired and recorded a full impairment charge on December 31, 2009, the Company’s annual assessment date.

Factors attributable to the impairment of goodwill consisted of the following: increased competition in our key markets including Denver and Milwaukee, current economic conditions and forecasts within the United States, volatility of fuel prices, and other related factors.

Aircraft Maintenance and Repair. The Company charges expenses as incurred under the direct expense method. Engines and certain airframe component overhaul and repair costs are subject to power-by-the-hour contracts with external vendors and are expensed as the aircraft are flown.  As a result of the acquisition of Frontier, the Company acquired deposits related to leased aircraft at Frontier.  The Company has determined that it is probable that substantially all maintenance deposits will be refunded through qualifying maintenance activities.  Deposits are reimbursed based on the specific event for each specified deposit, as determined by the lease. The projected ultimate cost was based on actual historical repair invoices as well as estimates.  This analysis was performed by lease and by deposit type. As of December 31, 2010, the Company anticipates no unused excess amounts to be expensed based on this analysis.  The Company will continue to evaluate whether it is probable the deposits will be returned to reimburse the costs of the maintenance activities incurred.  As the Company makes future payments, if the deposits are less than probable of being returned, they will be recognized as additional expense at that time.

Income Taxes. The Company has generated significant net operating losses (“NOLs”) for federal income tax purposes primarily from accelerated depreciation on owned aircraft.  Certain of our NOLs generated prior to July 2005 and acquired from Midwest and Frontier are subject to an annual limitation under Internal Revenue Code Section 382 (“IRC 382”). The annual limitation is based upon the enterprise value of the Company on the IRC 382 ownership change date multiplied by the applicable long-term tax exempt rate. If the utilization of deferred tax asset, and other carry forwards becomes uncertain in future years, we will be required to record a valuation allowance for the deferred tax assets not expected to be utilized.

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

Quarterly Information (unaudited)

The following table sets forth summary quarterly financial information for the years ended December 31, 2010 and 2009.

	Quarters Ended
	March 31	June 30	September 30	December 31
	(dollars in thousands, except net income per share)
2010
Operating revenues	$608,712	$683,284	$711,865	$649,790
Operating income	(20,017)	43,555	73,022	36,794
Net income (loss) of the Company	(36,459)	2,615	21,287	(1,289)
Net income (loss) per share:
Basic	$(1.06)	$0.08	$0.62	$(0.03)
Diluted	$(1.06)	$0.08	$0.58	$(0.03)
Weighted average number of shares outstanding:
Basic	34,270,996	34,295,028	34,318,275	40,965,705
Diluted	34,270,996	34,314,350	36,929,893	40,965,705

2009
Operating revenues	$325,305	$319,962	$359,627	$637,324
Operating income	44,767	53,638	36,595	136,400
Net income of the Company	2,160	14,117	3,271	20,107
Net income per share:
Basic	$0.06	$0.41	$0.09	$0.58
Diluted	$0.06	$0.41	$0.09	$0.55
Weighted average number of shares outstanding:
Basic	34,448,683	34,448,683	34,448,683	34,598,683
Diluted	34,448,683	34,448,683	34,528,690	37,217,661

New Accounting Standards

In October 2009, the FASB issued ASU No. 2009-13 pertaining to multiple-deliverable revenue arrangements. The new guidance will affect accounting and reporting for companies that enter into multiple-deliverable revenue arrangements with their customers when those arrangements are within the scope of Accounting Standards Codification (ASC) 605-25 Revenue Recognition

– Multiple Element Arrangements.  The new guidance will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  The new guidance will be effective for the Company prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011, with early adoption permitted. We have not early-adopted the guidance and are currently evaluating the impact that ASU No. 2009-13 will have on our consolidated financial statements.

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

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, which revised the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition, except the Company no longer needs to disclose the date through which subsequent events are evaluated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have been and are subject to market risks, including commodity price risk (such as, to a limited extent, aircraft fuel prices) and interest rate risk.

Interest Rates

Our earnings can be affected by changes in interest rates due to the amount of cash and securities held and variable rate debt. At December 31, 2010 and 2009, approximately $482.7 million and $506.8 million of our outstanding debt was at variable interest rates, respectively.  However, at December 31, 2008 all of our long-term debt was fixed rate debt.  A one hundred basis point change in the LIBOR rate would have increased or decreased interest expense by $4.8 million for 2010 and 2009.

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

Aircraft Fuel Price Risk

Our results of operations are materially impacted by changes in aircraft fuel prices. In an effort to manage our exposure to this risk, we periodically purchase call options, enter into fuel swap agreements, or enter into costless collars on various oil derivative commodities. We do not hold or issue any derivative financial instruments for speculative trading purposes.  We choose not to designate these derivatives as hedges, and, as such, realized and unrealized mark-to-market adjustments are included in aircraft fuel expense in the consolidated statements of income (loss). A one dollar change in price per barrel of crude oil will increase or decrease our fuel expense by $5.6 million.  A one-cent change in the cost of each gallon of fuel would impact our pre-tax income by approximately $2.3 million per year based on our current fleet and aircraft fuel consumption.

Under our fixed-fee agreements we are not exposed to changes in fuel prices. Our fixed-fee agreements provide for our partners to purchase fuel directly or reimburse us for fuel expense as a pass-through cost.

As of December 31, 2010, our Frontier operation had hedged five percent of its anticipated volume in the second, third, and fourth quarters of 2011. Subsequent to December 31, 2010, Frontier hedged additional volumes with swap agreements that currently have Frontier hedged fifteen percent in the second quarter, ten percent in the third quarter, and ten percent in the fourth quarter. We will continue to monitor fuel prices closely and intend to take advantage of fuel hedging opportunities as they become available, with the goal of at least becoming 25% hedged in our Frontier operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Republic Airways Holdings Inc.
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of Republic Airways Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. We have also audited the internal control over financial reporting of the Company as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Republic Airways Holdings Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
March 15, 2011

 REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009
(In thousands, except share and per share amounts)

	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$291,150	$157,532
Restricted cash	139,104	192,700
Receivables—net of allowance for doubtful accounts of $1,230 and $743, respectively	73,898	69,510
Inventories—net	94,629	81,391
Prepaid expenses and other current assets	56,444	42,568
Assets held for sale	43,466	25,649
Deferred income taxes	27,113	21,023

Total current assets	725,804	590,373
Aircraft and other equipment—net	3,173,486	3,418,160
Maintenance deposits	147,245	143,868
Other intangible assets—net	143,226	166,025
Other assets	158,940	132,046

Total	$4,348,701	$4,450,472

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$269,023	$243,259
Accounts payable	43,790	106,178
Air traffic liability	174,859	138,242
Deferred frequent flyer revenue	50,999	46,213
Accrued liabilities	246,625	211,632

Total current liabilities	785,296	745,524
Long-term debt—less current portion	2,308,660	2,546,160
Deferred frequent flyer revenue	102,277	108,545
Deferred credits and other non current liabilities	108,081	97,788
Deferred income taxes	434,704	434,575

Total liabilities	3,739,018	3,932,592

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; one vote per share; 150,000,000 shares authorized; 58,062,574 and 43,931,116 shares issued and 48,173,058 and 34,598,683 shares outstanding, respectively	58	44
Additional paid-in capital	405,441	299,257
Treasury stock, 9,333,266 and 9,332,433 shares at cost, respectively	(181,827)	(181,820)
Accumulated other comprehensive loss	(2,714)	(2,172)
Accumulated earnings	388,725	402,571

Total Stockholders' Equity	609,683	517,880

Total	$4,348,701	$4,450,472

See accompanying notes to consolidated financial statements.

 REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands, except per share amounts)

	2010	2009	2008
OPERATING REVENUES:
Fixed-fee service	$1,030,306	$1,180,209	$1,462,211
Passenger service	1,541,320	421,043	—
Cargo and other	82,025	40,966	17,544

Total operating revenues	2,653,651	1,642,218	1,479,755

OPERATING EXPENSES:
Wages and benefits	549,889	342,364	252,336
Aircraft fuel	616,930	236,620	327,791
Landing fees and airport rents	170,683	96,915	59,891
Aircraft and engine rent	240,563	156,773	134,206
Maintenance and repair	255,802	211,503	169,425
Insurance and taxes	45,525	28,105	25,793
Depreciation and amortization	204,522	163,584	133,206
Promotion and sales	134,787	36,265	—
Goodwill impairment	—	113,759	—
Other impairment charges	11,473	8,800	—
Gain on bargain purchase	—	(203,698)	—
Other	290,123	179,828	122,012

Total operating expenses	2,520,297	1,370,818	1,224,660

OPERATING INCOME	133,354	271,400	255,095

OTHER INCOME (EXPENSE):
Interest expense	(151,662)	(144,994)	(131,856)
Other-net	(3,235)	9,784	14,176

Total other income (expense)	(154,897)	(135,210)	(117,680)

INCOME (LOSS) BEFORE INCOME TAXES	(21,543)	136,190	137,415

INCOME TAX EXPENSE (BENEFIT)	(7,697)	99,805	52,835

NET INCOME (LOSS)	(13,846)	36,385	84,580
Add: Net loss attributable to noncontrolling interest in Mokulele Flight Service Inc.	—	3,270	—
NET INCOME (LOSS) OF THE COMPANY	$(13,846)	$39,655	$84,580

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$(0.38)	$1.15	$2.43

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$(0.38)	$1.13	$2.42

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands)

		Republic Airways Holdings Inc. Stockholders
					Accumulated
	Other		Additional		Other
	Comprehensive	Common	Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling
	Income (Loss)	Stock	Capital	Stock	Loss	Earnings	Interest	Total
Balance at January 1, 2008		$43	$293,127	$(142,411)	$(3,009)	$278,336	$—	$426,086
Stock compensation expense			3,925					3,925
Exercise of employee stock options		1	324					325
Net income	$84,580					84,580		84,580
Treasury stock repurchases				(39,409)				(39,409)
Reclassification adjustment for loss realized on derivatives, net of tax	432				432			432
Comprehensive income	$85,012
Balance at December 31, 2008		44	297,376	(181,820)	(2,577)	362,916	—	475,939
Stock compensation expense			5,151					5,151
Decrease in Republic's APIC for purchase of Mokulele Flight Services, Inc. common stock from noncontrolling interest			(3,270)				3,270	—
Net income	$36,385					39,655	(3,270)	36,385
Reclassification adjustment for loss realized on derivatives, net of tax	405				405			405
Comprehensive income	$36,790
Balance at December 31, 2009		44	299,257	(181,820)	(2,172)	402,571	—	517,880
Stock compensation expense			4,143					4,143
Exercise of employee stock options		1	128					129
Common stock offering, net		13	101,913					101,926
Net loss	$(13,846)					(13,846)	—	(13,846)
Treasury stock repurchases				(7)				(7)
Pension and other postretirement plans, net of tax	(933)				(933)			(933)
Reclassification adjustment for loss realized on derivatives, net of tax	391				391			391
Comprehensive loss	$(14,388)
Balance at December 31, 2010		$58	$405,441	$(181,827)	$(2,714)	$388,725	$—	$609,683
See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands)

	2010	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$(13,846)	$36,385	$84,580
Adjustments to reconcile net income (loss) to net cash from operating activities:
Goodwill and other impairment charges	11,473	122,559	—
Gain on bargain purchase	—	(203,698)	—
Depreciation and amortization	204,522	163,584	133,206
Debt issue costs and other amortization	10,031	8,375	7,078
Curtailment gain and non-cash pension expense	—	(7,500)	—
Deferred revenue amortization	(7,183)	(10,781)	(15,953)
Loss on aircraft and other equipment disposals	4,751	4,906	4,749
Realized gain on interest rate swap	—	—	(5,785)
Loss (gain) on extinguishment of debt	4,418	—	(5,980)
Stock compensation expense	4,143	5,151	3,925
Deferred income taxes	(5,650)	101,713	49,339
Other, net	3,861	1,397	(1,547)
Changes in certain assets and liabilities:
Restricted cash	54,058	9,604	—
Receivables	(7,736)	(4,260)	2,281
Inventories	(15,138)	(15,595)	(8,212)
Prepaid expenses and other current assets	(12,838)	(3,560)	(7,996)
Accounts payable and accrued liabilities	(8,725)	(20,004)	13,848
Air traffic liability	36,617	(15,692)	—
Deferred frequent flyer liability	(1,481)	7,548	—
Other, net	(4,859)	(11,514)	(11,246)

Net cash from operating activities	256,418	168,618	242,287

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(58,652)	(39,997)	(127,832)
Proceeds from sale of aircraft and other equipment	77,422	72,869	52,945
Aircraft deposits	(28,773)	(5,506)	(20,884)
Aircraft deposits returned	—	14,459	68,623
Funding of notes receivable	—	(61,117)	(55,032)
Acquisition of Frontier, net of cash acquired	—	25,193	—
Acquisition of Midwest, net of cash acquired	—	(1,894)	—
Advances from aircraft and other equipment agreements	12,388	—	—
Other, net	127	(622)	242

Net cash from investing activities	2,512	3,385	(81,938)

FINANCING ACTIVITIES:
Payments on debt	(214,441)	(145,709)	(113,565)
Proceeds from refinancing of aircraft and issuance of debt	49,342	75,123	6,700
Proceeds from common stock offerings, net	101,926	—	—
Payments on early extinguishment of debt	(60,045)	(70,887)	(49,969)
Proceeds from exercise of stock options	129	—	325
Payments for debt issue costs	(2,216)	(2,654)	(4,564)
Proceeds on settlement of interest rate swaps	—	—	5,785
Purchase of treasury stock	(7)	—	(39,409)

Net cash from financing activities	(125,312)	(144,127)	(194,697)

Net changes in cash and cash equivalents	133,618	27,876	(34,348)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	157,532	129,656	164,004

CASH AND CASH EQUIVALENTS AT END OF YEAR	$291,150	$157,532	$129,656

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1. ORGANIZATION & BUSINESS

We are a Delaware holding company organized in 1996 that offers scheduled passenger services through our wholly-owned operating air carrier subsidiaries: Chautauqua Airlines, Inc. (“Chautauqua”), Shuttle America Corporation (“Shuttle”), Republic Airline Inc. (“Republic Airline”), Frontier Airlines, Inc. (“Frontier”), and Lynx Airlines, Inc. (“Lynx”). Unless the context indicates otherwise, the terms the “Company,” “we,” “us,” or “our,” refer to Republic Airways Holdings Inc. and our subsidiaries.

As of December 31, 2010, our operating subsidiaries offered scheduled passenger service on 1,540 flights daily to 128 cities in 41 states, Canada, Mexico, and Costa Rica under our Frontier operations, and through fixed-fee code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), Continental Airlines, Inc. (“Continental”), Delta Air Lines, Inc. (“Delta”),  United Air Lines, Inc. (“United”), and US Airways, Inc. (“US Airways”) (collectively referred to as our “Partners”). Currently, we provide our Partners with fixed-fee regional airline services, operating as AmericanConnection, Continental Express, Delta Connection, United Express, or US Airways Express, including service out of their hubs and focus cities.

The following table outlines the type of aircraft our subsidiaries operate and their respective operations within our business units as of December 31, 2010:

Operating	Aircraft		Fixed-Fee Code-Share Agreement Partners						Number of
Subsidiaries	Size	Frontier	American	Continental	Delta	United	US Airways	Spares	Aircraft
Chautauqua Airlines	37 to 50	13	15	15	24	—	9	2	78
Shuttle America	70 to 76	—	—	—	16	38	—	—	54
Republic Airline	70 to 99	32	—	—	—	—	58	—	90
Frontier	120 to 162	50	—	—	—	—	—	—	50
Lynx	74	3	—	—	—	—	—	—	3
Total number of operating aircraft		98	15	15	40	38	67	2	275

During 2010, our operational fleet decreased from 290 to 275. The Company removed eight Q400 aircraft from its Frontier operations. Five were returned to the lessor, two are held for sale, and one has been subleased.  Seven CRJ aircraft were returned to the lessor from our fixed-fee service with Continental. Four A318 aircraft were removed from our Frontier operation and sold or returned to the lessor.  Two E145 aircraft were subleased offshore and one E170 was sold.  Four E190 aircraft and three A320 aircraft were placed into our Frontier operation during the year.

We have long-term, fixed-fee regional jet code-share agreements with each of our Partners that are subject to us maintaining specified performance levels. Pursuant to these fixed-fee agreements, which provide for minimum aircraft utilization at fixed rates, we are authorized to use our Partners' two-character flight designation codes to identify our flights and fares in our Partners' computer reservation systems, to paint our aircraft in the style of our Partners, to use their service marks and to market ourselves as a carrier for our Partners. Our fixed-fee agreements have historically limited our exposure to fluctuations in fuel prices, fare competition and passenger volumes. Our development of relationships with multiple major airlines has enabled us to reduce our dependence on any single airline, allocate our overhead more efficiently among our Partners and reduce the cost of our services to our Partners.

Our branded operations are comprised of the former operations of Midwest Air Group, Inc. (“Midwest”) and Frontier, both of which we acquired in 2009. As of October 2010, these operations now fly as a single consolidated branded network under the Frontier brand. Frontier has the largest market share in Milwaukee and the second largest market share in Denver. Our branded operation have a significant base of frequent flyer members and strong support in their local communities of Denver and Milwaukee.

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

The Delta Code-Share Agreements

The code-share agreements for the E145 and E170/175 aircraft terminate in May 2016 and January 2019, respectively, subject to certain extension rights. Delta may terminate the code-share agreements at any time, with or without cause, if it provides us 180 days written notice, for the E145 regional jet code-share agreement, and July 2015 for the E170/175 regional jet code-share agreement. With respect to the E145 agreement, if Delta chooses to terminate any aircraft early, it may not reduce the number of aircraft in service to less than 12 during the 12-month period following the 180 day initial notice period unless it completely terminates the code-share agreement. We refer to this as Delta's partial termination right.

If Delta exercises this right under either agreement or if we terminate either agreement for cause, we have the right to require Delta either to purchase, sublease or assume the lease of aircraft leased by us with respect to any of the aircraft we previously operated for Delta under that agreement.

The United Code-Share Agreements

The E170 code-share agreement terminates on June 30, 2019.  The E145 code-share agreement was terminated effective January 2010.  The E145 aircraft were transitioned to our Frontier operations or returned to our lessor during 2010.  United has the option of extending the E170 agreement for five years or less.  In addition, the code-share agreements may be terminated under certain conditions.

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

The Continental Code-Share Agreement

As of December 31, 2010, we operated 15 E145 aircraft for Continental under a fixed-fee code-share agreement and provided 88 flights per day as Continental Express.

 Unless otherwise extended or amended, the E145 code-share agreement terminates on September 4, 2012.  Seven of the aircraft are expected to come out of service in 2011 and the final eight aircraft are expected to come out of service in 2012. Under certain conditions, Continental may extend the term on the aircraft up to five additional years.

Concentrations

As of December 31, 2010, substantially all fixed-fee service revenues are derived from code-share agreements with US Airways, Delta, American, United, and Continental.  Termination of any of these code-share agreements could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

During the years ended December 31, 2010, 2009, and 2008, US Airways was approximately 15%, 23%, and 25%, and United was approximately 12%, 21%, and 21% of the Company’s operating revenue, respectively.

Frontier operates primarily out of the Denver and Milwaukee airports with 95% of our flights originating or departing from the Milwaukee or Denver airports.  A reduction in the Company’s market share, increased competition, or reduced passenger traffic to or from these airports could have an adverse effect on our financial position and results of operations.  Our Frontier operations expose us to changes in passenger demand, fare competition and fluctuations in fuel prices.  In addition, our dependence on a hub system operating out of these airports makes us more susceptible to adverse weather conditions and other traffic delays than some of our competitors that may be able to spread these traffic risks over larger route networks.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation—The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries, Chautauqua Airlines, Shuttle America, Republic Airline, Frontier and Midwest.  The Company’s financial statements include the results of operations and cash flows for Midwest and Frontier beginning August 1, 2009 and October 1, 2009, respectively.  The Company’s financial statements include the results of operations and cash flows for Mokulele Flight Services, Inc. (“MFSI” or “Mokulele”) beginning April 1, 2009 through October 16, 2009.  Intercompany transactions and balances are eliminated in consolidation.

Risk Management—As part of our risk management strategy, we periodically purchase call options, enter into fuel swap agreements, or enter into costless collars on various oil derivative commodities. Prices for crude oil are normally correlated to aircraft fuel, making derivatives of crude oil effective at providing short-term protection against sharp increases in average fuel prices.  The Company does not hold or issue any derivative financial instruments for speculative trading purposes.  The Company chose not to designate these derivatives as hedges, and, as such, realized and unrealized mark-to-market adjustments are included in aircraft fuel expense in the consolidated statements of income (loss).

The Company has recorded within accumulated other comprehensive loss settlements of treasury lock agreements from prior periods.  Such amounts are reclassified to interest expense over the term of the respective aircraft debt.  During 2010, 2009 and 2008, the Company reclassified $0.6 million, $0.7 million, and $0.7 million to interest expense, respectively. The Company expects to reclassify $0.6 million to interest expense for the year ending December 31, 2011.

In March 2008, in anticipation of financing the purchase of E175 aircraft on firm order with the manufacturer, the Company entered into 21 interest rate swap agreements for a notional amount of $420 million.  In April 2008, the Company terminated the interest rate swap agreements resulting in a gain and cash proceeds of $5.8 million, which is recorded in other income (expense), net in the consolidated statement of income (loss) in 2008.

Cash and Cash Equivalents—Cash equivalents consist of money market funds and short-term, highly liquid investments with maturities of three months or less when purchased and approximates fair value. Substantially all of our cash is on hand with two banks.

Supplemental Statement of  Cash Flow Information:

	Years ended December 31,
(amounts in 000's)	2010	2009	2008
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid-net of amount capitalized	$138,308	$134,700	$122,355
Income taxes paid-net of refunds	(462)	(319)	483
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Parts, training and lease credits received from aircraft manufacturer	—	(1,710)	(14,900)
Liabilities assumed in Mokulele transaction	—	9,300	—
Liabilities removed in Mokulele deconsolidation	—	6,800	—
Conversion of Mokulele note to equity	—	3,000	—
Liabilities assumed in Midwest acquisition	—	182,000	—
Liabilities assumed in Frontier acquisition	—	757,700	—
Convertible debt issued in Midwest acquisition	—	25,000	—
Frontier debtor-in-possession loan settled upon acquisition	—	43,104	—
US Airways note receivable and accrued interest applied to aicraft purchases	—	35,228	—
Aircraft, inventories, and other equipment purchased through direct financing arrangements	5,393	315,272	526,200
Engines received and not yet paid	9,946	8,124	6,283
Refinancing of aircraft	—	—	139,145
Engines contributed in settlement of liability	—	6,400	—
Reduction of convertible debt	2,748	—	—

Restricted Cash —primarily consists of funds held as collateral for bankcard and credit card processors and are invested in money market accounts or held by credit card processors directly.  These contracts with the processors require a holdback of funds equal to a certain percentage of the air traffic liability associated with the estimated amount of bankcard transactions. The Company also maintains restricted amounts for satisfying debt and lease payments due within the next year and certificates of deposit that secure certain letters of credit issued for workers' compensation claim reserves and certain airport authorities.  Restricted cash is carried at cost, which management believes approximates fair value.  Restricted cash consisted of the following as of December 31, 2010 and 2009:

	December 31,
(amounts in 000's)	2010	2009
Funds held for holdback of customer sales	$99,150	$159,704
Funds held for cash supported letters of credit and deposits on charter flights	31,789	31,811
Other	8,165	1,185
Total	$139,104	$192,700

Receivables primarily consist of amounts due from credit card companies and customers of our aircraft maintenance and cargo transportation services. We provide an allowance for uncollectible accounts equal to the estimated losses expected to be incurred based on historical write-offs and other specific analyses. Bad debt expense and write-offs were not material for the years ended December 31, 2010, 2009 and 2008.

Inventories consist of spare parts and supplies, which are charged to expense as they are used in operations. Inventories are valued at the lower of cost or net realizable value using either the average cost for the fixed-fee segment and first-in, first-out methods for the branded segment.  An allowance for obsolescence is provided to reduce inventory to estimated net realizable value. As of December 31, 2010 and 2009, this reserve was $8.1 million and $5.8 million, respectively.

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

Aircraft and Other Equipment is carried at cost. Incentives received from the aircraft manufacturer are recorded as reductions to the cost of the aircraft.  Depreciation for aircraft is computed on a straight-line basis, to an estimated residual value, over the estimated useful life of 16.5 to 25 years. Depreciation for other equipment, including rotable parts, is computed on a straight-line basis, to an estimated residual value, over the estimated useful lives of three to 25 years. Leasehold improvements are amortized over the expected life or lease term, whichever is shorter. Interest related to deposits on aircraft on firm order from the manufacturer is capitalized. The Company capitalized approximately $0.4 million, $0.1 million, and $2.2 million of interest for  the years ended December 31, 2010, 2009 and 2008, respectively.

Other Intangible Assets that have indefinite useful lives are not amortized but are tested if a triggering event occurred, or at least annually, for impairment.  Intangible assets that have finite useful lives are amortized over their useful lives to an estimated residual value and reviewed for impairment at least annually.

Other Assets consist primarily of prepaid aircraft rent, debt issue costs, and aircraft lease and other long-term deposits. Debt issue costs are capitalized and are amortized using the effective interest method to interest expense over the term of the related debt.

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

Deferred Credits and Other Non Current Liabilities consist primarily of credits for parts and training from the aircraft and engine manufacturers, deferred gains from the sale and leaseback of aircraft and spare jet engines, unfavorable leases assumed from acquisitions of businesses, and deferred revenue. Deferred credits are amortized on a straight-line basis as a reduction of aircraft or engine rent expense over the term of the respective leases.  The deferred revenue is amortized as an adjustment to fixed-fee services revenue based on the weighted average aircraft in service over the life of the respective Delta agreements.

Comprehensive Income (Loss)—The Company had accumulated other comprehensive loss relating to treasury lock agreements of $1.8 million, $2.2 million, and $2.6 million, net of tax, at December 31, 2010, 2009 and 2008, respectively and $0.9 million, net of tax, relating to the pension plan as of December 31, 2010.

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

Aircraft Maintenance and Repair is charged to expense as incurred under the direct expense method. Engines and certain airframe component overhaul and repair costs are subject to power-by-the-hour contracts with external vendors and are expensed as the aircraft are flown.  As a result of the acquisition of Frontier, the Company acquired deposits related to leased aircraft at Frontier.  The Company has determined that it is probable that substantially all maintenance deposits will be refunded through qualifying maintenance activities.   Deposits are reimbursed based on the specific event for each specified deposit, as determined by the lease. The projected ultimate cost was based on actual historical repair invoices as well as estimates.  This analysis was performed by lease and by deposit type. As of December 31, 2010, the Company has no reserve for deposits that will not be recoverable, as we anticipate no unused excess amounts to be expensed based on this analysis.  The Company will continue to evaluate whether it is probable the deposits will be returned to reimburse the costs of the maintenance activities incurred.  As the Company makes future payments, if the deposits are less than probable of being returned, the Company will recognize additional expense at that time.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such management estimates include, but are not limited to, recognition of revenue, including deferred revenue from the frequent flyer program, fair value of assets acquired and liabilities assumed in business combinations, fair value of the reporting units of the Company, valuation of intangibles and long-lived assets, valuation of notes receivable, provision for accrued aircraft return costs, recoverability of maintenance deposits, and valuation of deferred tax assets. Under the code-share agreements, the Company estimates operating costs for certain “pass through” costs and records revenue based on these estimates. Actual results could differ from these estimates.

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

Under the Company’s code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  The Company has concluded that a component of its fixed-fee service revenues under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during 2010, 2009 and 2008 was $317.4 million, $358.2 million, and $348.4 million, respectively, and has been included in fixed-fee service revenues in the Company’s consolidated statements of income (loss).

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

The Company is required to charge certain taxes and fees on passenger tickets.  These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign arrival and departure taxes.  These taxes and fees are legal assessments on the customer, for which the Company has an obligation to act as a collection agent.  Because the Company is not entitled to retain these taxes and fees, such amounts are not included in passenger service revenue.  The Company records a liability when the amounts are collected and reduces the liability when payments are made to the applicable government agency or operating carrier. We reclassified $31.4 million of on-board sales of LiveTV, liquor and food and baggage fees recorded in other revenues to passenger revenues in our December 31, 2009 consolidated statement of income (loss). These reclassifications had no effect on previously reported total operating revenues or net income.

Cargo and Other Revenues—Cargo and other revenues consist primarily of the marketing component of our co-branded credit cards, charter and cargo revenues, interline and ground handling fees, lease revenue for aircraft subleased  under operating leases and revenue from commuter slots leased to US Airways at Ronald Reagan Washington National Airport.

Frequent Flyer Programs—The Company has a frequent flyer program that offers incentives to travel on its airlines and promotes customer loyalty.  The program allows participants to earn mileage credits by flying on Frontier and through participating companies, such as credit card companies, hotels, and car rental agencies.  The Company also sells mileage credits to nonairline businesses.  The mileage credits may be redeemed for free air travel on Frontier, as well as hotels, rental cars, and other awards.

Earned Mileage Credits – The Company defers the portion of the sales proceeds that represents the estimated fair value of the air transportation for mileage credits awarded and recognizes that amount as passenger service revenue when the mileage credit is redeemed and the transportation is provided.  The fair value of the air transportation component is determined utilizing the deferred revenue method as further described below.  The initial revenue deferral is presented as deferred frequent flyer revenue in the consolidated balance sheets.  When recognized, the revenue related to the air transportation component is classified as passenger service revenue in the Company’s consolidated statements of income (loss).

The Company’s accounting policy for its frequent flyer program is the deferred revenue method.  The deferred revenue method is to record the frequent flyer obligation by allocating an equivalent weighted-average ticket value to each outstanding mile based on projected redemption patterns for available award choices when such miles are consumed.  Such value is estimated assuming redemptions on our airline and other redemption choices and by estimating the relative proportions of awards to be redeemed by class of service and redemption choices.  The estimation of the value of each award mile requires the use of several significant assumptions for which significant management judgment is required.  For example, management must estimate how many miles are projected to be redeemed on the Company’s airline versus other redemption choices.  Since the equivalent ticket value on miles redeemed on Frontier and other redemption choices can vary greatly, this assumption can materially affect the calculation of the weighted-average ticket value from period to period.

Management must also estimate the expected redemption patterns of Frontier customers who have a number of different award choices when redeeming their miles, each of which can have materially different estimated values. Such choices include different classes of service and award levels.  Customer redemption patterns may also be influenced by program changes, which occur from time to time, introducing new award choices or making material changes to the terms of existing award choices.  Management must often estimate the probable impact of such program changes on future customer behavior, which requires the use of significant judgment.  Management uses historical customer redemption patterns as the best single indicator of future redemption behavior in making its estimates, but changes in customer mileage redemption behavior patterns, which are not consistent with historical behavior can result in historical changes to deferred frequent flyer revenue balances and to recognized revenue.

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

Mileage Credits Sold – The Company also has agreements with its co-branded credit card partner that require its partner to purchase miles as they are awarded to the co-branded partner cardholders.  The air transportation element for the awarded miles is included in deferred frequent flyer revenue at the estimated fair value of the air transportation element and the residual marketing element is recorded as cargo and other revenue when the miles are awarded.  The deferred frequent flyer revenue is subsequently recognized as passenger service revenue when the transportation is provided.

The Company also sells mileage credits in its frequent flyer programs to third parties.  The travel portion of the sale is recognized as part of the deferred frequent flyer revenue liability.  The remaining portion, referred to as the marketing component, is recognized as cargo and other revenue in the month the miles are sold.

Promotion and Sales includes commissions, promotions, reservation system fees, advertising, and other similar costs.  The Company expenses the costs of advertising expense in the year incurred.  Advertising expense was $14.2 million and $2.8 million for the years ended December 31, 2010 and 2009, respectively.  No advertising expense was incurred in the year ended December 31, 2008.

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

Defined Benefit Plans—Midwest has two defined benefit plans.  The Pilots’ Supplemental Pension Plan is a qualified defined benefit plan and provides retirement benefits to Midwest pilots covered by their collective bargaining agreement. The Pilot Nonqualified Supplemental Pension Plan is a nonqualified defined benefit plan that provides Midwest pilots with annuity benefits for salary in excess of IRS salary limits that cannot be covered by the qualified Pilots’ Supplemental Pension Plan.

Net Income (Loss) per Common Share is based on the weighted average number of shares outstanding during the period.  The following is a reconciliation of the diluted net income (loss) per common share computations (amounts in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Net income (loss) of the Company	$(13,846)	$39,655	$84,580
Reduction in interest expense from convertible note (net of tax)	—	517	—

Net income (loss) of the Company for diluted net income (loss) per common share calculation	$(13,846)	$40,172	$84,580

Weighted-average common shares outstanding for basic net income (loss) per common share	35,976	34,599	34,855
Effect of dilutive convertible note	—	1,041	—
Effect of dilutive employee stock options and warrants	—	59	94

Adjusted weighted-average common shares outstanding and assumed conversions for diluted net income (loss) per common share	35,976	35,699	34,949

Employee stock options of 5.3 million, 4.2 million, and 3.5 million were not included in the calculation of diluted net income (loss) per common share due to their anti-dilutive impact for the years ended December 31, 2010, 2009, and 2008, respectively.  The convertible note has a $22.3 million face value and is convertible in whole or in part, at the option of the holder, for up to 2.2 million shares of the Company’s common stock.

Fair Value of Financial Instruments—The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, receivables, and accounts payable approximate fair values because of their immediate or short-term maturity of these financial instruments.

Segment Information—Historically, the Company has always considered its operations as one operating and reportable segment, fixed-fee services.  During 2009, the Company acquired Frontier, Midwest, and Mokulele, and the Company reassessed the number of segments of the Company and determined that the Company has three reportable operating segments:  fixed-fee service, branded passenger service, and other.  Additional information about segment reporting is presented in Note 17.

New Accounting Standards—In October 2009, the FASB issued ASU No. 2009-13 pertaining to multiple-deliverable revenue arrangements. The new guidance will affect accounting and reporting for companies that enter into multiple-deliverable revenue arrangements with their customers when those arrangements are within the scope of Accounting Standards Codification (ASC) 605-25 Revenue Recognition – Multiple Element Arrangements.  The new guidance will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  The new guidance will be effective for the Company prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011, with early adoption permitted. We have not early-adopted the guidance and are currently evaluating the impact that ASU No. 2009-13 will have on our consolidated financial statements.

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

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, which revised the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The adoption did not have a material impact on the Company’s consolidated results of operations or financial condition, except the Company no longer needs to disclose the date through which subsequent events are evaluated.

Reclassification— Certain prior-year amounts have been reclassified to conform to the current year's presentation. We reclassified $31.4 million of on-board sales of LiveTV, liquor and food and baggage fees recorded in other revenues to passenger revenues in our December 31, 2009 consolidated statement of income (loss). These reclassifications had no effect on previously reported operating income or net income. We also condensed the cash flow statement to include the change in accounts payable and accrued liabilities in one line. Further, the accrued liabilities and incomes taxes footnote was condensed in the current year.

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

Aircraft Fuel Derivatives - Recurring - The Company's derivative contracts are privately negotiated contracts and are not exchange traded. Fair value measurements based on level 2 inputs are estimated with option pricing models that employ observable and certain unobservable inputs. Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others. The fair value of fuel hedging derivatives of $2.7 million and $2.8 million are recorded in prepaid expenses and other current assets in the consolidated balance sheets at December 31, 2010 and 2009, respectively. The Company does not hold or issue any derivative financial instruments for speculative trading purposes.  The Company chose not to designate these derivatives as hedges, and, as such, realized and unrealized mark-to-market adjustments are included in aircraft fuel expense in the consolidated statements of income (loss).

Trade name Intangible - Nonrecurring - as a result of the Company's decision to unify its brand names, the Company announced its intent to discontinue the use of the trade name Midwest Airlines. During 2010, the Company fully impaired the value of the Midwest Airlines trade name intangible of $7.6 million to its fair value of zero based on level 3 inputs. The Company had a similar impairment charge in 2009 of $6.8 million. The estimates of fair value represent the Company's best estimate based on industry trends and reference to market rates and transactions.

Aircraft Impairment - Nonrecurring - the Company has an agreement to sell five A318 aircraft on various dates in 2011 with a third party. Upon entering the sale agreement with the third party, we evaluated these aircraft for impairment. We evaluated the estimated cash flows on such aircraft through their anticipated disposal dates in 2011. The estimated cash flows were substantially less than the book values as of December 31, 2010. The aircraft were reduced to their estimated fair values, based on the estimated selling price. We determined the A318s were impaired by $8.5 million. The fair values were determined based on level 3 inputs.

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

The acquisition of Frontier provided the Company additional revenue diversity from its traditional fixed-fee services and allowed it to expand operations into branded passenger service.  The Company accounted for the acquisition in accordance with ASC Topic 805, whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from Frontier based on their estimated fair values as of the closing date.   During 2010, the Company completed its process of evaluating the fair value of the air traffic liability, the deferred frequent flyer revenue, and the income tax implications of the transaction, and no adjustments were made to the purchase price allocations.

As a result of the purchase price allocation, the Company recognized a bargain purchase gain of $203.7 million for the year ended December 31, 2009.  Management believes that the significant gain on bargain purchase from the acquisition of Frontier was due primarily to the following factors:

•
Republic was the largest unsecured creditor with a claim of $150.0 million and Republic would have received a significant portion of any payment made to the pool of unsecured creditors if another bidder would have successfully outbid Republic during the auction process

•	Frontier was in bankruptcy and operates in a heavily regulated industry

•	The airline industry is highly volatile and subject to significant fluctuation in one of its largest expenses, aircraft fuel

•	The Denver market is highly competitive

•	The illiquidity in the credit market may have kept other bidders from potentially coming forward to bid against Republic in the auction process because of their inability to obtain financing

•	General recessionary economy

•	There was only one other bidder in the auction process and their bid became nonbinding

•	Frontier has significant net operating losses, net of Section 382 limitations, that Republic should be able to apply to future taxable income

•
Frontier has a significant amount of operating leases that require significant cash flows for several years and the operating leases have return conditions that will potentially require significant cash flow at the end of the leases

•	The aircraft acquired are used aircraft and therefore will require more maintenance in future periods

•	The acquired business is expected to generate losses from continued operations for several months after the date of acquisition

The Company has included operating revenues from Frontier of $1.3 billion and $266.1 million and net loss before income taxes of $52.6 million and $16.5 million for the year ended December 31, 2010 and for the period from October 1, 2009 to December 31, 2009, respectively.  Transaction costs of $1.1 million for the year ended December 31, 2009, related to the Company’s acquisition of Frontier, are included in other operating expenses.

The following table represents the allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from Frontier based on Republic’s estimate of their respective fair values (rounded to the nearest hundred):

(amounts in 000's)	Amount
Total purchase consideration	$108,800

Assets acquired:
Current assets *	$318,700
Aircraft and other equipment—net	487,900
Other intangible assets	83,300
Other assets	180,300
Total assets acquired	$1,070,200

Liabilities assumed:
Current liabilites	$298,800
Long-term liabilities	360,500
Deferred income taxes	98,400
Total liabilities assumed	$757,700

Gain on bargain purchase	$(203,700)
____________________
*    Current assets include $37,000 of cash injected into Frontier from Republic.

The following table summarizes the identifiable intangible assets acquired:

(amounts in 000's)	Weighted-Average Amortization Period	Fair Value at Acquisition Date
Indefinite-lived intangible assets:
Airport slots	Indefinite	$5,800
Frontier trade name	Indefinite	23,600

Total indefinite-lived intangible assets		$29,400

Definite-lived intangible assets:
Affinity credit card programs	7.7 years	$47,600
Leasehold interests	6.2 years	6,300

Total definite-lived intangible assets	7.5 years	$53,900
Total identifiable intangible assets		$83,300

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

The acquisition of Midwest provided the Company additional revenue diversity from its traditional fixed-fee services and allowed it to expand operations into branded passenger service.  The Company accounted for the acquisition in accordance with ASC Topic 805, whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from Midwest based on their estimated fair values as of the closing date.   The Company completed the purchase price allocation process during 2010.

As a result of the purchase price allocation, the Company recognized goodwill of $100.4 million.  None of the goodwill generated was deductible for tax purposes.  All of the goodwill was assigned to the Branded reportable segment on the date of acquisition, and all of the goodwill was impaired as of December 31, 2009, as discussed further in Note 8.

The Company has included operating revenues from Midwest of $310.9 million and $163.2 million and net loss before income taxes of $46.8 million and $116.4 million for the year ended December 31, 2010 and for the period from August 1, 2009 to December 31, 2009, respectively.  Transaction costs of $1.4 million for the year ended December 31, 2009, related to the Company’s acquisition of Midwest, are included in other operating expenses.

The following table represents the allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from Midwest based on Republic’s estimate of their respective fair values (rounded to the nearest hundred):

(amounts in 000's)	Amount
Total purchase consideration
Cash	$6,000
Convertible note	25,000
Assumed debt	34,300
Total purchase consideration	$65,300

Assets acquired:
Current assets	$81,800
Deferred income taxes	3,000
Aircraft and other equipment—net	9,800
Other intangible assets	48,100
Other assets	4,200
Total assets acquired	$146,900

Liabilities assumed:
Current liabilites	$122,500
Other liabilities	59,500
Total liabilities assumed	$182,000

Goodwill	$100,400

The following table summarizes the identifiable intangible assets acquired:

(amounts in 000's)	Weighted-Average Amortization Period	Fair Value at Acquisition Date
Indefinite-lived intangible assets:
Airport slots		$21,825
Midwest trade name		11,400

Total indefinite-lived intangible assets		$33,225

Definite-lived intangible assets:
Affinity credit card programs	2.0 years	$12,100
Cargo contracts	13.0 years	2,800

Total definite-lived intangible assets	4.1 years	$14,900
Total identifiable intangible assets		$48,125

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

In March 2009, the Company and certain shareholders of Mokulele agreed to participate in a restructuring of Mokulele.  Under this agreement, the Company agreed to convert $3.0 million of our $8.0 million loan to equity and invest an additional $3.0 million of cash in exchange for 50% ownership of Mokulele’s common stock and three of the five Mokulele Board of Directors’ seats.  The recapitalization effectively provided us control of Mokulele and its Hawaii inter island passenger service.  Accordingly, we accounted for the recapitalization of  Mokulele as a business combination.  The Company assigned fair values to the assets acquired and liabilities assumed and the transaction resulted in no goodwill.  The Company acquired approximately $4.1 million of current assets, $9.3 million of aircraft and other equipment, and $0.4 million of other long-term assets and assumed $9.3 million of liabilities.  The Company did not incur any significant transaction costs associated with its acquisition of Mokulele.  The effect of Mokulele’s operations for the last twelve days of March 2009 have not been included in the Company’s results of operations, as they were immaterial.  Additionally, pro forma revenues, earnings and net income per common share were immaterial for disclosure for each of the two years ended December 31, 2009.

In July 2009, the Company invested an additional $7.5 million in Mokulele, increasing its ownership in the operation from 55% to an 89% interest.  The change in ownership of Mokulele resulting from the July 2009 additional investment was accounted for as an equity transaction that decreased our additional paid-in capital by $3.3 million as well as reduced noncontrolling interests by $3.3 million.  In addition, the fixed-fee code-share agreement was amended to provide for either Mokulele or us to early terminate the fixed-fee code-share agreement with 90 days prior written notice and the remaining $1.5 million in aircraft security deposits held by us would be forfeited by Mokulele on the termination date.  The amendment also provided that no additional aircraft would be delivered and Mokulele forfeited a $0.5 million security deposit to the Company.

On October 16, 2009, the Company entered into an agreement with Mesa Air Group, Inc. (“Mesa”) to form Mo-Go, LLC (“Mo-Go”), a new business venture that will provide commercial airline services in Hawaii.  Pursuant to the agreement, Mesa will own 75% of Mo-Go and the former Mokulele shareholders, including Republic, own the remaining 25%.  Immediately prior to consummation of the transaction with Mesa, the Company forgave certain indebtedness of Mokulele, and agreed to voluntarily terminate our existing capacity purchase agreement with Mokulele.  Additionally, current Mokulele shareholders might be obligated to fund up to $1.5 million to capitalize Mo-Go, all of which is expected to come from Republic.

The Company deconsolidated Mokulele in the fourth quarter of 2009 and began accounting for its investment in Mo-Go under the equity method of accounting.  As of the date of the transaction, and subsequent to the forgiveness of the Mokulele note and forfeiture of the remaining security deposits by Mokulele,  Mokulele had approximately $9.9 million of assets, of which $7.3 million related to aircraft and other equipment, and had liabilities of $6.8 million.  The deconsolidation resulted in a loss of $3.1 million which is included in other operating expenses.  The fair value of the investment in Mokulele is $0.3 million which is recorded in other assets in the consolidated balance sheet as of December 31, 2009.  We do not expect any significant continuing involvement in Mo-Go.

The Company has included operating revenues from Mokulele of $15.0 million and net loss before income taxes of $12.9 million for the period from April 1, 2009 to October 16, 2009.  Transaction costs related to the Company’s acquisition of Mokulele were immaterial for the year ended December 31, 2009.

The following schedule shows the effect of changes in Republic’s ownership interest in Mokulele on Republic’s equity (in thousands):

Net Income Attributable to Republic and Transfers to Noncontrolling Interests
For the year ended December 31, 2009

Amount
Net income attributable to Republic	$39,655
Decrease in Republic's additional paid-in capital for purchase of Mokulele common shares	(3,270)
Change from net income attributable to Republic and tranfers to noncontrolling interest	$36,385

The investment balance as of December 31, 2010 was not material.

5. ASSETS HELD FOR SALE

Assets held for sale consisted of the following aircraft and flight equipment as of December 31 (in thousands):

	2010	2009
Four Fairchild 328 Regional Jets	$—	$11,520
Five McDonnell Douglas MD-80 Aircraft	—	2,300
Two Q400 Aircraft	33,210	—
Flight equipment	10,256	11,829
Assets held for sale	$43,466	$25,649

Several of the assets held for sale as of December 31, 2009 were sold for a loss of $0.3 million which was recognized and recorded in other operating expenses in the consolidated statements of income (loss) for the year ended December 31,

2010.  These assets are included in the Other segment in Note 17.  Assets held for sale as of December 31, 2010 primarily consist of assets acquired from Midwest and Frontier that will not be used in operations. The Company is continuing to market the assets held for sale and record the assets to net realizable value.

6. AIRCRAFT AND OTHER EQUIPMENT

Aircraft and other equipment, excluding aircraft held for sale, consist of the following as of December 31 (in thousands):

	2010	2009
Aircraft	$3,608,683	$3,670,816
Flight equipment	264,879	256,200
Office equipment and leasehold improvements	41,133	53,563
Total aircraft and other equipment	3,914,695	3,980,579
Less accumulated depreciation and amortization	(741,209)	(562,419)
Aircraft and other equipment—net	$3,173,486	$3,418,160

Aircraft and other equipment depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 was $189.0 million, $159.0 million, and $132.8 million, respectively. During 2010, the Company had an impairment loss on certain Airbus aircraft for $8.5 million which is reported in other operating expense in the consolidated statements of income (loss).

7. OTHER INTANGIBLE ASSETS

The Company has airport commuter slots and has assigned the right of use for these commuter slots to US Airways which will continue to be operated by US Airways Express carriers until the expiration or termination of the amended and restated Chautauqua Jet Service Agreement ("JSA") dated as of April 26, 2005 between US Airways and Chautauqua or the Republic JSA, whichever is later, at an agreed rate. Prior to the expiration of the agreement to license the commuter slots, US Airways has the right to repurchase all, but not less than all, of the DCA commuter slots at a predetermined price. These slots are being amortized over a weighted-average amortization period of 25.0 years to an estimated residual value of $37.8 million.

Other intangible assets as of December 31, 2010 and 2009 consist of the following (in thousands):

		As of December 31, 2010		As of December 31, 2009
	Weighted-Average Amortization Period	Gross carrying amount	Accumulated amoritzation	Gross carrying amount	Accumulated amoritzation
Indefinite-lived intangible assets:
Airport slots		$27,625		$27,625
Trade names		20,600		28,200
Total indefinite-lived intangible assets		$48,225		$55,825
Definite-lived intangible assets:
Airport slots leased to US Airways	25.0 years	$47,536	$2,036	47,536	1,648
Affinity credit card programs	6.6 years	59,704	16,660	59,704	4,143
Other	8.3 years	8,059	1,602	9,100	349
Total definite-lived intangible assets	14.2 years	$115,299	$20,298	$116,340	$6,140
Intangible assets		$163,524		$172,165

The aggregated amortization expense for the years ended December 31, 2010, 2009 and 2008 was $15.5 million, $4.6 million, and $0.4 million, respectively.  The estimated aggregate amortization expense for the next five years is expected to be $11.6 million, $7.9 million, $7.3 million, $7.3 million and $7.3 million, respectively.

During the year ended December 31, 2009, the Company recorded an impairment loss of $6.8 million for the trade names as a result of the Company’s annual impairment test for indefinite-lived intangible assets.  The impairment reduced the carrying amount of the trade names from $35.0 million to $28.2 million.  The Company recorded another impairment loss of $7.6 million for the trade names as a result of the Company's decision to no longer use the Midwest trade name during the year ended December 31, 2010. The calculation of the fair value of the trade names was determined primarily using a discounted cash flow analysis (relief from royalty method).  Management determined that this fair value measurement would be included as Level 3 in the fair value hierarchy.  These trade names are included in the Branded reportable operating segment. The Company also recorded an impairment of $2.0 million for other indefinite-lived intangible assets that were included in the Fixed-fee reportable operating segment during the year ended December 31, 2009.  These impairment losses are included in other impairment losses in the consolidated statements of income (loss).

   8. GOODWILL

Goodwill is required to be tested for impairment at the reporting unit level on an annual basis and between annual tests if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.

During 2008 and prior to the acquisition of Midwest in July 2009, the Company had one reporting unit and all of the goodwill of $13.3 million was assigned to that reporting unit.

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

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	Fixed-fee	Branded	Total
Gross goodwill balance as of January 1, 2009	$13,335	$—	$13,335
Goodwill acquired during 2009	—	100,424	100,424
Gross goodwill balance as of December 31, 2009	$13,335	$100,424	$113,759

Accumulated impairment losses as of January 1, 2009	—	—	—
Goodwill impaired during 2009	$(13,335)	$(100,424)	$(113,759)
Net goodwill balance as of December 31, 2010 and 2009	$—	$—	$—

9. ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31 (in thousands):

	2010	2009
Accrued wages, benefits and related taxes	$46,239	$57,593
Accrued maintenance	63,847	38,655
Accrued interest payable	19,881	21,866
Deferred revenue	27,758	20,242
Other	88,900	73,276
Total accrued liabilities	$246,625	$211,632

10. DEBT

Debt consists of the following as of December 31 (in thousands):

Secured debt:	2010	2009
Promissory notes payable, collateralized by aircraft, bearing interest at fixed rates ranging from 2.38% to 8.49% at December 31, 2010 with semi-annual principal payments totaling $79.2 million through 2024.	$2,046,452	$2,194,320

Promissory notes payable, collateralized by aircraft, bearing interest at variable rates based on LIBOR plus a margin, ranging from 1.90% to 9.31% at December 31, 2010 with semi-annual principal payments totaling $17.6 million through 2020.	421,619	506,773

Promissory notes payable, collateralized by aircraft that was held for sale, repaid during 2010.	—	15,000

Promissory notes payable, collateralized by eligible spare parts and equipment, bearing interest at fixed rates ranging from 7.25% to 8.38% as of December 31, 2010, semi-annual principal payments totaling $1.8 million through 2017.	30,124	—

Promissory note payables, collateralized by eligible spare parts and equipment, bearing interest at variable rates of LIBOR plus a margin, ranging from 6.76% to 6.98% as of December 31, 2010, with semi-annual principal payments totaling $8.3 million through 2012.	31,945	25,000

Discount on debt	(7,875)	(14,763)
Total debt secured by aircraft and parts	2,522,265	2,726,330

Unsecured debt:
Convertible note payable, bearing interest at a fixed rate of 8%, due in full in 2014.	22,252	25,000

Debt from affinity credit card program, bearing interest of 2.26% as of December 31, 2010 (LIBOR plus 2%), principal due monthly for twelve months beginning in 2016.	29,166	35,000

Other debt	4,000	3,089
Total unsecured debt	55,418	63,089

Total debt	2,577,683	2,789,419
Current portion (including debt related to assets held for sale)	(269,023)	(243,259)
Long term debt, less current portion	$2,308,660	$2,546,160

The Company has outstanding letters of credit totaling $31.8 million as of December 31, 2010 and 2009, that is collateralized by restricted cash.

The $22.3 million convertible note is convertible at the option of the holder, in whole or in part, prior to maturity for up to 2,225,200 shares of the Company’s common stock.  The convertible debt does not allow for cash settlement, and there is no embedded derivative.

We are required to comply with certain financial covenants under certain of our financing arrangements.  We are required to maintain a minimum unrestricted cash amount of $125.0 million and maintain certain cash flow, debt service coverage, and working capital covenants. As of December 31, 2010, we were in compliance with all our covenants.

The discount on debt is from the application of purchase accounting from the Frontier and Midwest acquisitions.  The discount will be amortized to interest expense using the effective interest method through January 2023.

Future maturities of debt are payable, or expect debt of $28.0 million to be payable as assets held for sale are sold, as follows for the years ending December 31 (in thousands):

2011	$269,023
2012	220,592
2013	241,897
2014	268,112
2015	264,143
Thereafter	1,313,916
Total	$2,577,683

The fair value of long term debt is estimated based on discounting expected cash flows at the rates currently offered to the Company for debt with similar remaining maturities and reflective of credit spreads. As of December 31, 2010 and 2009, the carrying value of long-term debt was greater than its fair value by approximately $64 million and $56 million, respectively.

11. COMMITMENTS

As of December 31, 2010, the Company leased 114 aircraft and 26 spare engines with varying terms extending through 2024 and terminal space, operating facilities and office equipment with terms extending through 2033 under operating leases. The components of rent expense for the years ended December 31 are as follows (in thousands):

	2010	2009	2008
Aircraft and engine rent	$240,563	$156,773	$134,206
Other	75,279	26,023	7,072
Total rent expense	$315,842	$182,796	$141,278

The Company has long-term maintenance agreements with an avionics equipment manufacturer and maintenance provider that has a guaranteed minimum annual flight hour requirement. The minimum guaranteed amount based on the Company's current operations is $4.2 million per year through December 2016 for the E145 family of aircraft and $9.4 million per year through December 2014 for the E170 family of aircraft. The liability for this guarantee is immaterial.

We have maintenance agreements for engines, auxiliary power units (“APU”) and other airframe components for our E140/145 and E170/175 aircraft. For our E140/145 aircraft, we have agreements to maintain the engines, APUs, avionics and wheels and brakes through October 2012, June 2013, December 2016 and June 2014, respectively.  For our E170/175 aircraft, we have agreements to maintain the avionics, wheels and brakes, APUs and engines through December 2014, February 2017, July 2019 and December 2018, respectively. Under these agreements, we are charged for covered services based on a fixed rate for each flight hour or flight cycle accumulated by the engines or airframes in our service during each month. The rates are subject to annual revisions, generally based on certain Bureau of Labor Statistics' labor and material indices.  We believe these agreements, coupled with our ongoing maintenance program, reduce the likelihood of unexpected levels of engine, APU, avionics and wheels and brakes maintenance expense during their terms. Certain of these agreements contain minimum guarantee amounts, penalty provisions for either the early removal of aircraft or agreement termination for activity levels below the minimums. The liabilities for these guarantees are immaterial.
Total payments under these long-term maintenance agreements were $80.5 million, $96.0 million, and $101.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

While the Company does not have long term maintenance agreements for its Airbus (except wheels and brakes) and Q400 fleets, it has made significant deposits with the aircraft lessors for future maintenance events which will reduce future cash requirements.  As of December 31, 2010 and 2009 we had maintenance deposits of $147.2 million and $143.9 million, respectively.

As part of the Company's lease agreements, the Company typically indemnifies the lessor of the respective aircraft against liabilities that may arise due to changes in benefits from tax ownership or tax laws of the respective leased aircraft. The Company has not recorded a liability for these indemnifications because they are not estimable. The Company is responsible for all other maintenance costs of its aircraft and must meet specified return conditions upon lease expiration for both the air frames and engines. The Company recorded a liability for the return conditions of $1.9 million as of December 31, 2010 for the Q400 aircraft being returned to the lessor.  The Company will record a liability for lease return conditions for the remaining leased aircraft once it is probable and estimable.

Future minimum payments under non-cancelable operating leases are as follows for the years ending December 31 (in thousands):

	Aircraft	Other	Total
2011	$233,748	$22,298	$256,046
2012	232,464	19,416	251,880
2013	225,764	17,817	243,581
2014	206,303	16,412	222,715
2015	182,110	13,090	195,200
Thereafter	449,020	58,239	507,259
Total	$1,529,409	$147,272	$1,676,681

As of December 31, 2010, the Company has subleased eleven E145 aircraft to a foreign airline and one Q400 aircraft to another airline. As of December 31, 2010, the total amount of minimum rentals to be received in the future under non-cancelable subleases is $62.1 million.  During the years ended December 31, 2010, 2009, and 2008, the Company recognized $14.7 million, $12.2 million and $7.8 million, respectively, of sublease income that is included in cargo and other revenue in the consolidated statements of income (loss).

As of December 31, 2010, the Company had firm orders to purchase eight A320 aircraft that have scheduled delivery dates beginning in February 2013 and continuing through November 2014, forty CS300 aircraft that have scheduled delivery dates beginning in early 2015 and continuing through 2017, and six E190 jets with a conditional firm order for eighteen E190 or E195 jets, the first six aircraft will be delivered between August and December 2011. The Company also has a commitment to acquire nine spare aircraft engines and expects to take delivery of one engine in 2011, two engines in 2012, two engines in 2015, and four engines beyond 2016.

During 2010, the Company entered into agreements to lease seven A320 aircraft for six years from the date of delivery. These aircraft will be delivered between January 2011 and June 2011.

Future contractual obligations for aircraft and other equipment under firm order (in thousands):

	Payments Due By Period
						Beyond
	2011	2012 (1)	2013 (1)	2014	2015	2016	Total
Debt or lease financed aircraft under purchase obligations (2)	$249,585	$626,170	$448,694	$26,718	$782,241	$1,796,738	$3,930,146
Engines under firm orders	8,154	9,092	—	—	14,000	28,000	59,246
Total contractual obligations for aircraft and engines	$257,739	$635,262	$448,694	$26,718	$796,241	$1,824,738	$3,989,392

(1) 2012 and 2013 contain twelve and six conditional firm orders on E190's, respectively

(2) The Company has a finance commitment at current market terms on the six firm E190's scheduled for delivery throughout 2011.

As of December 31, 2010, the Company has remaining payments of $1.8 million for the naming rights to the Frontier Airlines Center in Milwaukee.

12. CONTINGENCIES

The Company is subject to certain legal and administrative actions which management considers routine to its business activities. As of December 31, 2010, management believes, after consultation with legal counsel, the ultimate outcome of any pending legal matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

American may terminate the code-share agreement without cause upon 180 days notice on or after September 30, 2011.  If American exercises this right, it is required to reimburse us for certain costs and the Company and American have certain "put" and "call" rights with respect to the aircraft we operate for them.

If Delta exercises its partial termination right or if we terminate the code-share agreement because of Delta's bankruptcy or insolvency, a breach of the agreement by Delta or because an event of force majeure has occurred that continues for at least two consecutive months, we may require Delta to either purchase or sublease any of the terminated aircraft we own at a specified price or to assume the lease of any aircraft that we lease. If we choose not to exercise this "put" right upon any termination by Delta, Delta has the right to require us to sell or sublease to them the terminated aircraft we own for a specified amount or to assume the leases of the terminated aircraft that we lease. Delta may also exercise this "call" right if it terminates the code-share agreement for any of the reasons set forth above.

United has a call option to assume our ownership or leasehold interest in certain aircraft if we wrongfully terminate the code-share agreements or if United terminates the agreements upon our breach for certain reasons.

As of December 31, 2010, approximately 54% of the Company's workforce is employed under union contracts. The union contract for our pilots and our flight attendants, except Frontier’s pilots, is currently amendable. The union contracts for our mechanics and tool room attendants and our material specialists are amendable in 2011.

13. CAPITAL STOCK AND STOCK OPTIONS

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

In November 2010, the Company's Board of Directors authorized the sale of 13.8 million shares. The Company received net proceeds from this offering of $101.9 million after deducting underwriting discounts, commissions and transaction expenses. We will use the net proceeds from this offering of the common stock for general corporate purposes, including to finance a portion of our Embraer 190 aircraft, and to increase our liquidity position.

Employee Stock Options

The 2002 and 2007 Equity Incentive Plan provides for the granting of up to 5,000,000 shares of our common stock of which 55,215 and 304,792 shares, respectively, remain available for issuance under the plan as of December 31, 2010. Stock options granted typically vest ratably over the term of the employment agreements or between 36 and 48 months and are granted with exercise prices equal to market prices on the date of grant. The options normally expire ten years from the date of grant.  Options are typically granted to officers and key employees selected by the Compensation Committee of the Board of Directors and have exercise prices ranging from $4.10 to $20.27.

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

The following table summarizes option activity under the stock option plans as of December 31, 2010:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Term (in years)
Outstanding at January 1, 2010	4,306,002	$14.42
Granted	1,242,000	6.64
Exercised	(32,083)	4.14
Forfeited	(226,000)	13.51
Outstanding at December 31, 2010	5,289,919	$12.69	$2,599,100	7.31

Vested or expected to vest at December 31, 2010	5,101,551	$12.87	$2,328,103	7.25

Exercisable at December 31, 2010	3,235,752	$15.67	$299,408	6.30

The intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was not material.

There were 2,744,940 and 1,707,752 options exercisable at December 31, 2009 and 2008 respectively. The weighted average exercise price for the options exercisable at December 31, 2009 and 2008 was $16.03 and $16.24, respectively. The remaining contractual life for the options outstanding at December 31, 2009 and 2008 was 7.08 years and 7.34 years, respectively.

During the years ended December 31, 2010, 2009 and 2008, $2.9 million ($1.7 million net of tax), $4.2 million ($2.6 million net of tax) and $3.6 million ($2.2 million net of tax), respectively, was charged to expense relating to the stock option plans. The Company has a policy of issuing new common shares to satisfy the exercise of stock options.  At December 31, 2010 there was $7.9 million of unrecognized stock-based employee compensation expense for unvested stock options, and the expected remaining expense period is 3.5 years. The Company did not recognize excess tax benefits related to stock option exercises in 2010, 2009 or 2008 since the Company did not have taxable income during these years.

The weighted average grant date fair value of options granted in 2010, 2009 and 2008 was $3.15, $2.32, and $5.36, respectively. The Company estimates the fair value of stock options issued using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Dividends were based on an estimated dividend yield. The risk-free rates for the periods within the contractual life of the option are based on the U.S. Treasury rates in effect at the time of the grant. The forfeiture rate is based on historical information and management’s best estimate of future forfeitures. The expected term of options granted is derived from historical exercise experience and represents the period of time the Company expects options granted to be outstanding. Option valuation models require the input of subjective assumptions including the expected volatility and lives. Actual values of grants could vary significantly from the results of the calculations.

The following assumptions were used to value stock option grants during the following periods:

December 31,
	2010	2009	2008
Dividend yield	—	—	—
Expected volatility	60%-61%	58%-63%	39%-53%
Risk-free interest rate	1.2%-2.0%	2.2%-2.9%	1.7%-3.2%
Expected life (in years)	4-5	4-5	4-5

Restricted Stock Grants

Restricted stock awards have been granted to certain of our officers, directors, and key employees.  Restricted stock awards are grants of shares of our common stock which typically vest over time (generally three or four years).

Compensation expense for our restricted stock grants was $1.2 million, $1.0 million, and $0.3 million during the years ended December 31, 2010, 2009 and 2008, respectively.  As of December 31, 2010, we have $4.7 million in total unrecognized future compensation expense that will be recognized over the next three or four years relating to awards for 556,250 restricted shares which were issued but which had not yet vested.

A summary of restricted stock activity under the aforementioned plan is as follows:

Restricted Stock Awards
Unvested at January 1, 2010	349,875
Vested	(93,000)
Issued	440,000
Surrendered	(140,625)
Unvested at December 31, 2010	556,250

The grant date weighted-average fair value per share of restricted stock awards granted during the years ended December 31, 2010, 2009, and 2008, was $6.32, $8.59 and $12.70, respectively.  The total fair value of shares vested during the years ended December 31, 2010, 2009, and 2008, was $1.2 million, $1.0 million, and $0.4 million, respectively.

14. INCOME TAXES

The components of the provision for income tax (benefit) expense for the years ended December 31 are as follows (in thousands):

	2010	2009	2008
Federal:
Current	$(2,124)	$—	$—
Deferred	(2,770)	92,931	46,616
Total Federal	(4,894)	92,931	46,616
State:
Current	76	(1,101)	2,092
Deferred	(1,282)	7,966	1,880
Total State	(1,206)	6,865	3,972

Valuation allowance	(3,421)	(807)	1,404
Expense for uncertain tax positions	1,824	816	843
Income tax (benefit) expense	$(7,697)	$99,805	$52,835

A reconciliation of income tax (benefit) expense at the applicable federal statutory income tax rate to the tax provision as reported for the years ended December 31 are as follows (in thousands):

	2010	2009	2008
Federal income tax (benefit) expense at statutory rate	$(7,540)	$47,667	$48,095
State income tax (benefit) expense, net of federal benefit (expense)	(646)	4,086	2,569
Goodwill impairment	—	43,228	—
Valuation allowance	(3,421)	(807)	1,404
Other	3,910	5,631	767
Income tax (benefit) expense	$(7,697)	$99,805	$52,835

The components of deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2010	2009
DEFERRED TAX ASSETS:
Current:
Deferred frequent flyer revenue	$19,380	$17,561
Nondeductible reserves and accruals	18,659	14,277
Total	38,039	31,838
Valuation allowance	(10,926)	(10,815)

Total current deferred tax assets	$27,113	$21,023

Noncurrent:
Nondeductible accruals and deferred revenue	$49,153	$47,373
Deferred frequent flyer revenue	38,865	41,247
Federal and state net operating loss carryforwards, net of liability for uncertain tax positions	448,962	413,523
AMT credits	8,213	10,256
Prepaid rent	—	13,901
Deferred credits and sale leaseback gain	21,923	10,867
Other	14,745	11,509
Total	581,861	548,676
Valuation allowance	(156,027)	(190,156)

Total noncurrent deferred tax assets	425,834	358,520

DEFERRED TAX LIABILITIES:
Noncurrent:
Other intangible assets, including slot amortization	(45,838)	(51,564)
Maintenance deposits	(54,774)	(54,283)
Deferred rent	(20,210)	—
Stock basis difference in subsidiary from gain on bargain purchase	(77,405)	(77,405)
Accelerated depreciation and fixed asset basis differences for tax purposes	(662,311)	(609,843)

Total noncurrent deferred tax liabilities	(860,538)	(793,095)
Total net noncurrent deferred tax liabilities	$(434,704)	$(434,575)

The Company monitors ongoing tax cases related to its unrecognized tax benefits. None of the unrecognized tax benefits as of December 31, 2010, if recognized, would affect the effective tax rate. The following table reconciles the Company’s tax liability for uncertain tax positions for the year ended December 31 (in thousands):

	2010	2009	2008
Balance at January 1,	$6,268	$5,252	$4,409
Additions based on tax positions taken in current year	—	816	843
Additions based on acquisitions in current year	—	200	—
Additions for tax positions taken in prior years	2,024	—	—
Reductions for tax positions of prior years	(200)	—	—
Settlements with tax authorities	—	—	—
Balance at December 31,	$8,092	$6,268	$5,252

The following table reconciles the Company’s valuation allowance for the year ended December 31 (in thousands):

	2010	2009	2008
Balance at January 1,	$200,971	$9,523	$8,119
Additions based on current year acquisitions and 382 limitation	—	192,255	—
Additions based on filing the final pre-acquisition tax returns for Midwest and Frontier	5,759	—	—
Reduction of net operating losses previously reserved that were forgone in tax return filings	(36,356)	—	—
Additions (deductions) for change in current year analysis	(3,421)	(807)	1,404
Balance at December 31,	$166,953	$200,971	$9,523

During 2009, Republic acquired Midwest and Frontier. The future use of the net operating losses (“NOLs”) acquired from both companies are limited based on Internal Revenue Code Section 382 due to the change in control that occurred from the acquisitions. Management evaluated the deferred tax assets and determined that more likely than not, certain deferred tax assets would not be utilized and therefore a valuation allowance was required. The net operating losses generated by the Company after the change in control date do not have a related valuation allowance. In conjunction with filing the 2009 tax returns during 2010 for Frontier, the Company decided to forgo $104 million of the net operating losses that were acquired from Frontier. The Company reduced the deferred tax asset for these net operating losses as well as the related valuation allowance when the tax returns were filed during 2010. This adjustment was accounted for as an adjustment to the opening balance sheet for Frontier as a reduction to the net operating losses acquired and a decrease in the opening valuation allowance. As of December 31, 2010, the Company has federal NOL carryforwards totaling $1.3 billion, which begin expiring in 2015, and of which approximately $345 million are not expected to be realized prior to expiration mostly due to the limitations under Internal Revenue Code Section 382. Therefore, a valuation allowance has been recorded for these net operating loss carryforwards.

Deferred tax assets include benefits expected to be realized from the utilization of alternative minimum tax (“AMT”) credit carryforwards of $8.2 million, which do not expire. A valuation allowance of $8.0 million has been recorded against AMT credit carryforwards that were acquired during 2009 as these credits are not expected to be realized.

In connection with Midwest's initial public offering in 1995 (the “Offering”), Midwest and Kimberly-Clark entered into a Tax Allocation and Separation Agreement (“Tax Agreement”). Pursuant to the Tax Agreement, Midwest is treated for tax purposes as if it purchased all of Midwest's assets at the time of the Offering, and as a result, the tax basis of Midwest's assets were increased to the deemed purchase price of the assets. The tax on the amount of the gain on the deemed asset purchase was paid by Kimberly-Clark. Midwest would pay to Kimberly-Clark 90% of the amount of the tax benefit associated with this additional basis (retaining 10% of the tax benefit). In the event of certain business combinations or other acquisitions involving Midwest, tax benefit amounts thereafter will not take into account, under certain circumstances, income, losses, credits, or carryovers of businesses other than those historically conducted by Midwest. These tax benefits will not be realized by the Company as the losses are limited based on Section 382 and a full valuation allowance has been recorded for these NOLs. Therefore, management has determined that no liability is necessary related to this Tax Agreement.

 15. RETIREMENT AND BENEFIT PLANS

Defined Contributions Plans — The Company has defined contribution retirement plans covering substantially all eligible employees.  The Company matches up to 6% of eligible employees' wages. Employees are generally vested in matching contributions after three years of service with the Company. Employees are also permitted to make pre-tax contributions of up to 90% (up to the annual Internal Revenue Code limit) and after-tax contributions of up to 10% of their annual compensation. The Company's expense under this plan was $8.2 million, $3.8 million, and $3.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Frontier also has established the Frontier Airlines, Inc. Pilots Retirement Plan (the “FAPA Plan”) for pilots covered under the collective bargaining agreement with the Frontier Airlines Pilots’ Association. The FAPA Plan is a defined contribution retirement plan.  Frontier contributes up to 6% of each eligible and active participant’s compensation.  Contributions begin after a pilot has reached two years of service and the contributions vest immediately.  Participants are entitled to begin receiving distributions of all vested amounts beginning at age 59 ½.  During the period from October 1, 2009 to December 31, 2009, Frontier recognized compensation expense associated with the contributions to the FAPA Plan of $1.1 million. The recognized compensation expense for the year ended December 31, 2010 was $2.3 million.

Qualified Defined Benefit Plan — Midwest has one qualified defined benefit plan, the Pilots’ Supplemental Pension Plan, as of December 31, 2010. This plan provides retirement benefits to Midwest pilots covered by their collective bargaining agreement. As a result of the remeasurement on the acquisition date of July 31, 2009, all previously existing unrecognized net actuarial gains or losses and unrecognized prior service costs were eliminated for the plan as of July 31, 2009.

The following table  sets forth the status of the plan for the year ended December 31, 2010 and for the five months ended December 31, 2009 (in thousands):

	Midwest Qualified Defined-Benefit Plan
Change in Projected Benefit Obligation	Year ended December 31, 2010	Period From August 1, 2009 to December 31, 2009
Net benefit obligation — beginning of period	$11,411	$9,678
Service cost	—	204
Interest cost	727	245
Actuarial gain	2,121	(69)
Gross benefits paid	(244)	(89)
Curtailments	—	1,442
Net projected obligation — end of period	$14,015	$11,411

Change in Plan Assets

Fair value of assets — beginning of period	$9,044	$8,267
Actual return on plan assets	1,280	866
Gross benefits paid	(244)	(89)
Fair value of plan assets — end of period	$10,080	$9,044
Accrued benefit liability (recorded in deferred credits and other noncurrent liabilities)	$(3,935)	$(2,367)

The accumulated benefit obligation as of December 31, 2010 and 2009 is $14.0 million and $9.4 million, respectively.  The net periodic benefit cost of the defined benefit pension plan for the years ended December 31, 2010 and 2009 was $0.2 million and $1.0 million, respectively. The unamortized net loss, included in accumulated other comprehensive loss, was $1.5 million ($0.9 million net of tax) as of December 31, 2010. There was no unamortized net gain or loss as of December 31, 2009.

Expected Cash Flows – In 2011, no significant employer contributions are expected for the defined benefit plan.  Total future benefit payments are expected to be approximately $7.2 million over the next several years.

Other Midwest Plans — Midwest provided certain other benefits to its employees. During 2009, curtailment gains of $8.6 million were recognized as a reduction to wages and benefits expense in the consolidated statement of income (loss) due to employee layoffs, furloughs, and other workforce reductions, and reduced the obligation as of December 31, 2009 to $0.2 million. During 2010, these plans were terminated and the impact to the Company's financial condition or results of operations was not material.

16. INTEGRATION COSTS

As a result of the Company's acquisitions of Midwest and Frontier during 2009, the Company has aligned its operations to integrate the business models. These integration costs were all incurred as part of our branded segment and classified as the following: aircraft return costs, workforce integration, impairment to trade names. Costs are presented in the table below:

	Integration Costs
	Aircraft return costs	Severance and Integration costs	Impairment charges	Total

Accrual balances as of December 31, 2008	$—	$—	$—	$—
Severance and integration	—	7,038	—	7,038
Other impairment and charges	—	—	6,800	6,800
Total expense	—	7,038	6,800	13,838
Cash paid	—	(5,791)	—	$(5,791)
Non-cash expense	—	—	(6,800)	(6,800)
Accrual balances as of December 31, 2009	—	1,247	—	1,247
Severance and integration	—	15,537	—	15,537
Other impairment and charges	38,753	—	11,473	50,226
Total expense	38,753	15,537	11,473	65,763
Cash paid	(22,814)	(15,939)	—	(38,753)
Non-cash expense	(13,819)	—	(11,473)	(25,292)
Accrual balances as of December 31, 2010	$2,120	$845	$—	$2,965

Aircraft return costs include the expenses to restore the Airbus A318 and Bombardier Q400 aircraft to the agreed upon return condition per the contract, lease termination costs, and maintenance deposits that were forfeited. These costs are recorded in other operating expenses. Severance and integration expenses are a result of the integration of certain back office functions, as well as system and vendor consolidations and are recorded in other operating expenses. The impairment charges are due to the write-off of certain trade names and other assets and are recorded in other impairment charges. The accrual balance for the costs listed above are recored in accrued liabilities in the consolidated balance sheets as of December 31, 2010 and 2009.
The Company expects to pay approximately $3.0 million during 2011 and 2012, as a result of severance and integration costs, aircraft return costs, and a few other miscellaneous items.

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

Fixed-fee services are typically operated under an agreement with a domestic network airline partner.  As of December 31, 2010, substantially all fixed-fee service revenues are derived from code-share agreements with US Airways, Delta, American, United, and Continental.  Termination of any of these code-share agreements could have a material adverse effect on the Company’s financial position, results of operations and cash flows.  During the years ended December 31, 2010, 2009, and 2008, Delta was approximately 18%, 19% and 29%, US Airways was approximately 38%, 33%, and 25%, and United was approximately 31%, 29%, and 21% of the Company’s fixed-fee service revenue, respectively.  During the year ended December 31, 2009, the Company recorded an impairment of goodwill and other impairment charges of $13.3 million, related to the fixed-fee service segment.

The Company’s branded operations relate to the passenger service revenues and expenses generated under the Company’s brands: Frontier and Midwest.  During the years ended December 31, 2010 and 2009, the Company recorded an impairment of goodwill and other impairment charges of $11.5 million and $100.4 million, respectively, related to the branded operations segment. As a result of the purchase allocation from the acquisition of Frontier, the Company recognized a gain on bargain purchase of $203.7 million related to the branded operations segment in 2009.

The Other segment consists of slot leasing activities, charter operations, and idle or unallocated aircraft not currently assigned to the fixed-fee or branded operations.  The Other segment also includes the activities associated with subleasing activities, and the related aircraft rents, depreciation expense and interest expense on idle, unallocated, or subleased aircraft.

The Company evaluates segment performance based on several factors, of which the primary financial measure is income (loss) before income taxes. However, the Company does not manage the business or allocate resources solely based on segment operating income or loss, and scheduling decisions of the Company’s chief operating decision maker are based on each segment’s contribution to the overall network.  All intersegment revenues and expenses are eliminated within the segments.  Total operating revenues of fixed-fee service and branded passenger service include some amounts classified as cargo and other revenue on consolidated statements of income (loss).  The Company allocates assets and liabilities by aircraft assigned to each segment.

Segment financial information for the years ended December 31, 2010, 2009, and 2008 for the Company’s operating segments is as follows (in thousands):

Year Ended December 31, 2010	Fixed-fee	Branded	Other	Total
Total operating revenue	$1,030,382	$1,604,490	$18,779	$2,653,651
Aircraft fuel	67,622	549,243	65	616,930
Depreciation and amortization	124,413	73,414	6,695	204,522
Income (loss) before income taxes	77,274	(99,362)	545	(21,543)
Total assets	2,812,166	1,324,022	212,513	4,348,701
Total debt	2,238,663	249,705	89,315	2,577,683

Year Ended December 31, 2009	Fixed-fee	Branded	Other	Total
Total operating revenue	$1,180,362	$444,312	$17,544	$1,642,218
Aircraft fuel	91,310	144,933	377	236,620
Depreciation and amortization	132,435	21,934	9,215	163,584
Income (loss) before income taxes	86,659	57,938	(8,407)	136,190
Total assets	2,548,962	1,672,736	228,774	4,450,472
Total debt	1,830,701	780,231	193,250	2,804,182

Year Ended December 31, 2008	Fixed-fee	Other	Total
Total operating revenue	$1,461,774	$17,981	$1,479,755
Aircraft fuel	326,343	1,448	327,791
Depreciation and amortization	125,096	8,110	133,206
Income (loss) before income taxes	147,079	(9,664)	137,415
Total assets	3,076,100	160,478	3,236,578
Total debt	2,137,852	139,993	2,277,845

 18. VALUATION AND QUALIFYING ACCOUNTS

(amounts in 000's) Description	Balance at Beginning of Year	Additions Charged to Expense	Deductions		Balance at End of Year
Allowance for doubtful accounts receivables:
12/31/2010	$743	$1,735	$(1,248)	(1)	$1,230
12/31/2009	2,054	327	(1,638)	(1)	743
12/31/2008	897	1,333	(176)	(1)	2,054

Valuation allowance on notes receivable:
12/31/2010	$—	$—	$—		$—
12/31/2009	1,500	3,000	(4,500)	(2)	—
12/31/2008	—	1,500	—		1,500

(1)	Uncollectible accounts written off net of recoveries, if any.

(2)	Valuation allowance from Mokulele notes receivable was eliminated upon consolidation of Mokulele.

19. SUBSEQUENT EVENTS

On January 31, 2011, the Company entered into an amendment to the Delta Connection Agreement. The amendment establishes the annual base rate costs for certain periods, adds eight additional E170 aircraft within the scope of the agreement and amends certain provisions of the agreement.

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

Changes in Internal Control

During the quarter ended December 31, 2010, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The Company's effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements. Deloitte & Touche LLP’s report on the Company's effectiveness of internal control over financial reporting appears on page 46.

Our independent registered public accountants, Deloitte & Touche LLP, audited the consolidated financial statements included in this annual report on Form 10-K and have issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2010, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information set forth under the caption "Proposal No. 1—Election of Directors" in the Company's definitive Proxy Statement to be used in connection with the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Executive officers, directors, and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from the Company’s executive officers, directors and greater than ten percent beneficial owners, we believe that during fiscal 2010 all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with except for two late filings with respect to transactions by each of Robert H. Cooper and Bryan K. Bedford.

Corporate Governance

The information set forth under the caption "Corporate Governance" in the Company's definitive Proxy Statement to be used in connection with the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Beneficial Ownership of Common Stock by Certain Stockholders and Management" in the Company's definitive Proxy Statement to be used in connection with the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be used in connection with the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under "Audit Matters" in the Company's definitive proxy statement to be used in connection with the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)  Documents filed as part of this report:

Report of Independent Registered Public Accounting Firm, Financial Statements: Consolidated Balance Sheets as of December 31, 2010 and 2009, Consolidated Statements of Income (Loss) for the years ended December 31, 2010, 2009 and 2008, Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008 and Notes to Consolidated Financial Statements.

(b)  Exhibits

Exhibit No.	Description
1.1	Form of Purchase Agreement.(viii)
1.2	Underwriting Agreement, dated as of November 11, 2010, by and among the Company, Goldman, Sachs & Co. and Deutsche Bank Securities, as representatives of the underwriters named therein. (xlvi)
3.1	Amended and Restated Certificate of Incorporation.(i)
3.2	Amended and Restated Bylaws.(xxx)
4.1	Specimen Stock Certificate.(i)
10.1	2002 Equity Incentive Plan.(xxiv)
10.1(a)	Restricted Stock Agreement.(xx)
10.1(b)	2007 Equity Incentive Plan.(xxiv)
10.2	Form of Option Agreement for Non-Employee Directors.(i)
10.3	Form of Option Agreement for Officers.(i)
10.3(a)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Bryan K. Bedford, dated as of December 27, 2004.(v)
10.3(b)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Bryan K. Bedford, dated as of December 27, 2004.(v)
10.3(c)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Robert Hal Cooper, dated as of December 27, 2004.(v)
10.3(d)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Robert Hal Cooper, dated as of December 27, 2004.(v)
10.3(e)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Wayne C. Heller, dated as of December 27, 2004.(v)
10.3(f)
Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Wayne C. Heller, dated as of December 27, 2004.(xxiii)

10.4†	Amended and Restated Regional Jet Air Services Agreement, dated as of June 12, 2002, by and between AMR Corporation and Chautauqua Airlines, Inc.(i)
10.4(a)	Letter Agreement between AMR Corporation and Chautauqua Airlines, Inc. dated July 30, 2002.(i)
10.4(b)†	Side Letter Agreement, dated as of March 26, 2003, by and between AMR Corporation and Chautauqua Airlines, Inc.(i)
10.4(c)†	Amendment to Amended and Restated Air Services Agreement, by and between AMR Corporation and Chautauqua Airlines, Inc., dated as of October 28, 2003.(i)
10.4(d)†	Amendment to the Amended and Restated Air Services Agreement, by and between AMR Corporation and Chautauqua Airlines, Inc., dated as of October 23, 2008. (xxxiii)

10.5	Office Lease Agreement, by and between College Park Plaza, LLC and Republic Airways Holdings Inc., dated as of April 23, 2004.(i)
10.6†	Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of March 19, 1999.(i)
10.6(a)†	First Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of September 6, 2000.(i)
10.6(b)†	Second Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of September 20, 2000.(i)
10.6(c)†	Third Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of July 11, 2001.(i)
10.6(d)†	Fourth Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of December 18, 2002.(i)
10.6(e)†	Amended and Restated Chautauqua Jet Service Agreement between US Airways, Inc. and Chautauqua Airlines, Inc. dated April 26, 2005.(xiii)
10.6(f)†	First Amendment to Amended and Restated Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of July 21, 2006.(xix)
10.7	Agreement between Chautauqua Airlines, Inc. and Teamsters Airline Division Local 747 representing the Pilots of Chautauqua Airlines, dated as of October 17, 2003.(i)
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

10.33	Third Amended and Restated Employment Agreement, dated as of November 2, 2010, by and between the Comapny and Bryan K. Bedford. (xliii)
10.34	Employment Transition and Separation Agreement, dated as of November 2, 2010, by and between the Company and Robert Hal Cooper (xlii)

10.35	Third Amended and Restated Employment Agreement, dated as of November 2, 2010, by and between the Comapny and Wayne C. Heller. (xlii)
10.37	Office/Shop Space Permit by and between Signature Combs and Chautauqua Airlines, Inc., dated as of January 16, 2001.(i)
10.38	Hangar and Office Lease by and between AMR Combs, Inc. and Chautauqua Airlines, Inc., dated as of December 22, 1998.(i)
10.39†	Purchase Agreement DCT-014/2004, by and between Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of March 19, 2004.(i)
10.39(a)†	Amendment No. 1 to Purchase Agreement DCT-014/2004, by and between Embraer — Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of April 28, 2004.(ii)
10.39(b)†	Amendment No. 2 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of dated July 8, 2004.(iii)
10.39(c)†	Amendment No. 3 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of July 30, 2004.(iii)
10.39(d)†	Amendment No. 4 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of August 11, 2004.(iii)
10.39(e)†	Amendment No. 5 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of September 29, 2004.(iii)
10.39(f)†	Amendment No. 6 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 9, 2004.(viii)
10.39(g)†	Amendment No. 7 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of December 23, 2004.(viii)
10.39(h)†	Amendment No. 8 to Purchase Agreement DCT-014/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of February 28, 2005. (x)
10.39(i)†	Amendment No. 9 to Purchase Agreement DCT-014/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of March 31, 2005. (x)
10.39(j)†	Amendment No. 10 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasilicica de Aeronáutica S.A. and Republic Airline Inc., dated as of April 30, 2005. (xiii)
10.39(k)†	Amendment No. 11 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of August 30, 2005. (xv)
10.39(l)†	Amendment No. 12 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of October 7, 2005.(xvi)
10.39(m)†	Amendment No. 13 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of October 18, 2005.(xvi)
10.39(n)†	Amendment No. 14 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 9, 2005.(xvi)
10.39(o)†	Amendment No. 15 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of April 24, 2006.(xviii)
10.39(p)†	Amendment No. 16 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of July 21, 2006.(xix)
10.39(q)†	Amendment No. 17 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 14, 2006.(xx)
10.39(r)†	Amendment No. 18 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of January 12, 2007.(xxiii)
10.39(s)†	Amendment No. 19 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of June 22, 2007.(xxv)
10.39(t)†	Amendment No. 20 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of October 18, 2007.(xxix)
10.39(u)†	Amendment No. 21 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of June 5, 2008.(xxxii)
10.39(v)†	Amendment No. 22 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of September 5, 2008.(xxxiii)
10.39(w)†	Amendment No. 23 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 10, 2008. (xxxiv)
10.40†	Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of March 19, 2004.(i)
10.40(a)†	Amendment No. 1 to Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of July 8, 2004.(viii)

10.40(b)†	Amendment No. 2 to Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of December 23, 2004.(viii)
10.40(c)†	Amendment No. 3 to Letter Agreement DCT-015/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of February 28, 2005.(x)
10.40(d)†	Amendment No. 4 to Letter Agreement DCT-015/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of April 13, 2005.(x)
10.40(e)†	Amendment No. 5 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasilicica de Aeronáutica S.A. and Republic Airline Inc., dated as of April 30, 2005.(xiii)
10.40(f)†	Amendment No. 6 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline, Inc., dated as of October 18, 2005.(xvi)
10.40(g)†	Amendment No. 7 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline, Inc., dated as of November 9, 2005.(xvi)
10.40(h)†	Amendment No. 8 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of July 21, 2006.(xix)
10.40(i)†	Amendment No. 9 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of September 19, 2006.(xx)
10.40(j)†	Amendment No. 10 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 14, 2006.(xx)
10.40(k)†	Amendment No. 11 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline inc., dated as of May 29, 2007.(xxvi)
10.40(l)†	Amendment No. 12 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline inc., dated as of June 22, 2007.(xxv)
10.40(m)†	Amendment No. 13 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline inc., dated as of October 18, 2007.(xxx)
10.40(n)†	Amendment No. 14 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline inc., dated as of June 5, 2008.(xxxii)
10.40(o)†	Amendment No. 15 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline inc., dated as of September 5, 2008.(xxxiii)
10.40(p)†	Amendment No. 16 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline inc., dated as of November 10, 2008.(xxxiv)
10.41†	United Express Agreement, by and between United Air Lines, Inc. and Shuttle America Corp., dated as of December 28, 2006.(xx)
10.41(a)†	First Amendment to United Express Agreement, by and between United Air Lines, Inc. and Shuttle America Corp., dated as of August 21, 2007.(xxix)
10.42	Amendment No. 1 to United Express Agreement, by and between United Air Lines, Inc. and Chautauqua Airlines, Inc., dated as of July 6, 2004.(ii)
10.43†	Letter Agreement, by and between United Air Lines, Inc. and Republic Airways Holdings Inc., dated as of February 13, 2004.(i)
10.43(a)†	Letter Agreement, by and between United Air Lines, Inc. and Republic Airways Holdings Inc., dated as of July 7, 2004.(ii)
10.44	Lease Agreement, by and between Chautauqua Airlines, Inc. and the Indianapolis Airport Authority, dated as of December 17, 2004.(viii)
10.45†	Delta Connection Agreement, dated as of January 13, 2005, by and among Delta Air Lines, Inc., Republic Airline Inc. and Republic Airways Holdings Inc.(vi)
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
10.45(d)††
Amendment Number Three to Delta Connection Agreement, by and among Delta Airlines, Inc., Shuttle America Corp. (as assignee of Republic Airline, Inc.) and Republic Airways Holdings, Inc., dated as of January 31, 2011. (xlvii)

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

10.52(a)†	Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of September 2, 2005.(xv)
10.52(b)†	Amendment Number One to Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of September 21, 2005.(xv)
10.52(c)†	Second Amendment to Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of July 21, 2006.(xix)
10.52(d)†	Third Amendment to Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of December 19, 2006.(xxi)
10.53†	Global Aircraft Transaction Agreement, by and between Republic Airways Holdings Inc. and US Airways, Inc., dated as of September 21, 2005.(xv)
10.54†	Commuter Slot Option Agreement, by and between Republic Airways Holdings Inc. and US Airways, Inc., dated as of September 22, 2005.(xv)
10.55†	Capacity Purchase Agreement, by and between Continental Airlines, Inc., Republic Airways Holdings Inc. and Chautauqua Airlines, Inc., dated as of July 21, 2006.(xix)
10.55(a)†	First Amendment to the Capacity Purchase Agreement, by and among Continental Airlines, Inc., Republic Airways Holdings Inc. and Chautauqua Airlines, Inc., dated as of January 8, 2007.(xxiii)
10.56	Amended and Restated Secured Super Priority Debtor In Possession Credit Agreement dated April 1, 2009. (xxxiv)
10.56(a)	Second Amended and Restated Investment Agreement dated August 13, 2009 by and among Frontier Airlines Holdings, Inc. and its subsidiaries, Frontier Airlines, Inc. and Lynx Aviation, Inc. (xxxv)
10.56(b) ††	Credit Agreement among Frontier Airlines, Inc., Republic Airways Holdings Inc., Lynx Aviation, Inc. and Airbus Financial Services, dated as of October 30, 2009. (xxxvi)
10.57	Evidence of Transfer of Claim by Republic Airways Holdings Inc. in favor of JPMorgan Chase Bank, N.A., dated as of April 11, 2007.(xxiii)
10.58	Stock Purchase Agreement, dated as of March 16, 2007, by and between Republic Airways Holdings Inc. and WexAir LLC.(xxi)
10.59	Stock Purchase Agreement, dated as of September 4, 2007, by and between Republic Airways Holdings Inc. and WexAir RJET LLC.(xxvi)
10.60	Stock Purchase Agreement, dated as of September 11, 2007, by and between Republic Airways Holdings Inc. and WexAir RJET LLC.(xxvii)
10.61	Stock Purchase Agreement, dated as of October 26, 2007, by and between Republic Airways Holdings Inc. and WexAir RJET LLC.(xxvii)
10.62†
Airline Services Agreement, among Midwest Airlines, Inc., Republic Airline Inc., Midwest Air Group, Inc. (in a limited capacity) and Republic Airways Holdings Inc. (in a limited capacity), dated September 3, 2008.(xxxiii)

10.62(a)
Amended and Restated Senior Secured Credit Agreement, among Midwest Airlines, Inc., Midwest Air Group, Inc., its subsidiaries, Wells Fargo Bank Northwest, National Association and the lenders party thereto, dated as of September 3, 2008.(xxxiv)

10.62(b)
Amendment No. 1 to Amended and Restated Senior Secured Credit Agreement, among Midwest Airlines, Inc., Midwest Air Group, Inc., its subsidiaries, Wells Fargo Bank Northwest, National Association and the lenders party thereto, dated as of October 28, 2008.(xxxiv)

10.62(c)	Amendment No. 1 to Airline Services Agreement, among Midwest Airlines, Inc., Republic Airline Inc., Midwest Air Group, Inc. and Republic Airways Holdings Inc., dated May 15, 2009. (xxxvii)
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

10.62(f)	Agreement and Plan of Merger, by and among Republic Airways Holdings Inc., RJET Acquisition, Inc. and Midwest Air Group, Inc., dated as of June 23, 2009. (xl)
10.62(g)	Investment Agreement, by and among TPG Midwest US V, LLC, TPG Midwest International V, LLC and Republic Airways Holdings Inc., dated as of June 23, 2009. (xl)
10.63†	Credit Agreement, by and between US Airways, Inc. and Republic Airways Holdings Inc., dated as of October 20, 2008.(xxxiii)
10.63(a)	Amendment to the Credit Agreement, by and between US Airways, Inc. and Republic Airways Holdings Inc., dated as of December 19, 2008.(xxxiv)
10.64	Employment Agreement by and between Republic Airways Holdings Inc. and Sean Menke, dated as of October 2, 2009.(xli)
10.65	Purchase Agreement No. PA-C006, by and between Bombardier Inc. and Republic Airways Holdings Inc., dated as of February 24, 2010.(xliv)
10.66	Credit Agreement by and among Chautauqua Airlines, Inc., Republic Airways Holdings Inc. and certain lenders, dated as of March 26, 2010.(xliv)
10.67	Purchase Agreement COM 0190-10, by and between Embraer - Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 3, 2010.(xl)
10.68	Letter Agreement COM 0191-10, by and between Embraer - Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 3, 2010.(xlv)
21.1	Subsidiaries of Republic Airways Holdings Inc.(i)
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification by Bryan K. Bedford pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Robert H. Cooper pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Bryan K. Bedford pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Robert H. Cooper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†	Portions of the indicated document have been afforded confidential treatment and have been filed separately with the Commission as required by Rule 406.
††	A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 406.
(i)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-84092, which was declared effective on May 26, 2004.
(ii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(iii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(iv)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 29, 2004.
(v)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 30, 2004.
(vi)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 20, 2005.
(vii)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 21, 2005.
(viii)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-122033, which was declared effective on February 1, 2005.
(ix)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 9, 2005
(x)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(xi)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2005.
(xii)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3, file No. 333-126357, which was declared effective on July 18, 2005.
(xiii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(xiv)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 7, 2005.

(xv)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(xvi)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(xvii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(xviii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(xix)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(xx)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.
(xxi)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 19, 2007.
(xxii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 30, 2007.
(xxiii)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
(xxiv)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 8, 2007.
(xxv)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(xxvi)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 5, 2007.
(xxvii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 12, 2007.
(xxviii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 29, 2007.
(xxix)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(xxx)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 10, 2007.
(xxxi)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 7, 2008.
(xxxii)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2008.
(xxxiii)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 4, 2008.
(xxxiv)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
(xxxv)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2009.
(xxxvi)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009.
(xxxvii)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 5, 2009.
(xxxviii)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 5, 2009.
(xxxix)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2009.
(xl)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 24, 2009.
(xli)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.
(xlii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed November 2, 2010.
(xliii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed November 2, 2010.
(xliv)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on May 5, 2010.
(xlv)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2010.
(xlvi)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed November 11, 2010.
(xlvii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed February 7, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated:	March 15, 2011	By:	/s/ Bryan K. Bedford
Bryan K. Bedford
Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan K. Bedford
Bryan K. Bedford	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 15, 2011

/s/ Joseph P. Allman
Joseph P. Allman	Vice President and Corporate Controller (Principal Financial and Accounting Officer)	March 15, 2011

/s/ Lawrence J. Cohen
Lawrence J. Cohen	Director	March 15, 2011

/s/ Neal S. Cohen
Neal S. Cohen	Director	March 15, 2011

/s/ Douglas J. Lambert
Douglas J. Lambert	Director	March 15, 2011

/s/ Mark L. Plaumann
Mark L. Plaumann	Director	March 15, 2011

/s/ Richard P. Schifter
Richard P. Schifter	Director	March 15, 2011

/s/ David N. Siegel
David N. Siegel	Director	March 15, 2011