Form 10-Q
period 2011-03-31
REPUBLIC AIRWAYS HOLDINGS INC
filed 2011-05-10
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2011

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

☑Yes  ☐ No

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☑No

Number of shares of Common Stock outstanding as of the close of business on May 10, 2011:  48,192,048.

TABLE OF CONTENTS

	Part I - Financial Information
Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	3

	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2011 and 2010	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2011 and 2010	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

	Part II - Other Information
Item 1A.	Risk Factors	17

Item 6.	Exhibits	17

	Signatures	17

Exhibit 31.1 Certification by Chief Executive Officer

Exhibit 31.2 Certification by Chief Financial Officer

Exhibit 32.1 Certification by Chief Executive Officer

Exhibit 32.2 Certification by Chief Financial Officer

All other items of this report are inapplicable

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share and per share amounts)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$241.4	$291.2
Restricted cash	225.9	139.1
Receivables—net of allowance for doubtful accounts of $0.9 and $1.2, respectively	89.8	73.9
Inventories—net	99.1	94.6
Prepaid expenses and other current assets	75.0	56.4
Assets held for sale	43.1	43.5
Deferred income taxes	27.1	27.1
Total current assets	801.4	725.8
Aircraft and other equipment—net	3,134.0	3,173.5
Maintenance deposits	153.3	147.2
Other intangible assets—net	139.7	143.2
Other assets	180.6	159.0
Total	$4,409.0	$4,348.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$294.8	$269.0
Accounts payable	61.9	43.8
Air traffic liability	256.6	174.9
Deferred frequent flyer revenue	57.3	51.0
Accrued liabilities	281.7	246.6
Total current liabilities	952.3	785.3
Long-term debt—less current portion	2,253.9	2,308.7
Deferred frequent flyer revenue	89.0	102.3
Deferred credits and other non current liabilities	104.2	108.0
Deferred income taxes	421.2	434.7
Total liabilities	3,820.6	3,739.0
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; one vote per share;150,000,000 shares authorized; 58,062,574 and 58,062,574 shares issued and 48,196,303 and 48,173,058 shares outstanding, respectively	—	—
Additional paid-in capital	406.5	405.5
Treasury Stock, 9,333,266 shares at cost	(181.8)	(181.8)
Accumulated other comprehensive loss	(2.6)	(2.7)
Accumulated earnings	366.3	388.7
Total stockholders' equity	588.4	609.7
Total	$4,409.0	$4,348.7
See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2011	2010
OPERATING REVENUES:
Fixed-fee service	$258.8	$251.0
Passenger service	377.6	336.5
Cargo and other	22.7	21.2
Total operating revenues	659.1	608.7
OPERATING EXPENSES:
Wages and benefits	139.7	139.1
Aircraft fuel	180.8	144.1
Landing fees and airport rents	42.5	39.0
Aircraft and engine rent	60.1	60.8
Maintenance and repair	70.1	57.9
Insurance and taxes	10.4	10.8
Depreciation and amortization	51.1	51.5
Promotion and sales	38.7	32.5
Other impairment charges	—	11.5
Other	66.3	81.5
Total operating expenses	659.7	628.7
OPERATING LOSS	(0.6)	(20.0)
OTHER EXPENSE:
Interest expense	(35.5)	(38.6)
Other—net	0.2	0.2
Total other expense	(35.3)	(38.4)
LOSS BEFORE INCOME TAXES	(35.9)	(58.4)
INCOME TAX BENEFIT	(13.5)	(21.9)
NET LOSS	(22.4)	(36.5)
NET LOSS PER COMMON SHARE - BASIC	$(0.46)	$(1.06)
NET LOSS PER COMMON SHARE - DILUTED	$(0.46)	$(1.06)

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2011	2010
NET CASH FROM OPERATING ACTIVITIES	$7.7	$24.3
INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(4.0)	(14.2)
Proceeds from sale of aircraft and other equipment	0.4	18.7
Aircraft deposits	(8.0)	(13.7)
Other, net	(8.3)	4.0
NET CASH FROM INVESTING ACTIVITIES	(19.9)	(5.2)
FINANCING ACTIVITIES:
Payments on debt	(51.4)	(49.6)
Proceeds from debt issuance	13.8	31.4
Payments on early extinguishment of debt	—	(11.3)
Other, net	—	(0.8)
NET CASH FROM FINANCING ACTIVITIES	(37.6)	(30.3)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(49.8)	(11.2)
CASH AND CASH EQUIVALENTS—Beginning of period	291.2	157.5
CASH AND CASH EQUIVALENTS—End of period	$241.4	$146.3
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$32.0	$37.3
Income taxes paid	0.2	0.5
NON-CASH INVESTING & FINANCING TRANSACTIONS:
Aircraft, inventories, and other equipment purchased through financing arrangements from manufacturer	—	$10.0
Parts, training and lease credits from aircraft manufacturer	—	$(0.8)
Aircraft deposits financed	$7.9	—

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Business

We are a Delaware holding company organized in 1996 that offers scheduled passenger services through our wholly-owned operating air carrier subsidiaries: Chautauqua Airlines, Inc. ("Chautauqua”), Shuttle America Corporation ("Shuttle”), Republic Airline Inc. ("Republic Airline”), Frontier Airlines, Inc. ("Frontier”), and Lynx Airlines, Inc. ("Lynx”). Unless the context indicates otherwise, the terms the "Company," "we," "us," or "our" refer to Republic Airways Holdings Inc. and our subsidiaries.

In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.

As of March 31, 2011, the Company’s operating airline subsidiaries offered scheduled passenger service on 1,585 flights daily to 130 cities in 41 states, Canada, Mexico, and Costa Rica under branded operations as Frontier Airlines and through fixed-fee code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), Continental Airlines, Inc. (“Continental”), Delta Air Lines, Inc. (“Delta”), United Air Lines, Inc. (“United”), and US Airways, Inc. (“US Airways”) (collectively referred to as our “Partners”).

On January 31, 2011, the Company entered into an amendment to the Delta Connection Agreement. The amendment establishes the annual base rate costs for certain periods, adds eight additional E170 aircraft within the scope of the agreement and amends certain provisions of the agreement. On April 26, 2011, the Company entered into a further amendment to the Delta agreement. The amendment adds an additional six E170 aircraft by October 2011 for a term of six years and amends certain other provisions of the agreement.

2. Summary of Significant Accounting Policies

Revenue Recognition – Under the Company’s fixed-fee code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  The Company has concluded that a component of its fixed-fee service revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the three months ended March 31, 2011 and 2010 were $78.8 million and $80.1 million and have been included in fixed-fee service revenues in the Company’s condensed consolidated statements of operations.

Assets Held for Sale – Assets held for sale at March 31, 2011 consist of two Q400 grounded aircraft, flight equipment and spare aircraft parts recorded at the lower of carrying value or their estimated fair value less cost to sell.

Stockholders’ Equity – The following summarizes the activity of the stockholders’ equity accounts for the period from December 31, 2010 through March 31, 2011.  Additional paid-in capital increased to $406.5 million from $405.5 million due to $1.0 million of stock compensation expense.  Accumulated other comprehensive loss decreased to $2.6 million from $2.7 million due to the reclassification adjustment for loss realized on derivatives, net of tax.  Accumulated earnings decreased from $388.7 million to $366.3 million based on current year to date net loss.

Net Income (Loss) Per Common Share – The following table is based on the weighted average number of shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations:

	Three Months Ended
	March 31, 2011	March 31, 2010
Basic and diluted loss per share:

Net loss (millions)	$(22.4)	$(36.5)

Weighted average common shares outstanding (millions)	48.2	34.3

Basic and diluted loss per share	$(0.46)	$(1.06)

The Company excluded 5.1 million and 4.0 million of employee stock options from the calculation of diluted net income per share due to their anti-dilutive impact for the three months ended March 31, 2011 and 2010.

The convertible note payable has a $22.3 million face value and is convertible in whole or in part up to 2.2 million shares of the Company’s common stock.  The convertible note payable was anti-dilutive for the three months ended March 31, 2011 and 2010, given that the Company was in a net loss position. As of March 31, 2010, the convertible note payable had a $25.0 million face value and was convertible in whole or in part up to 2.5 million shares of the Company's common stock. The Company had a reduction in the value of the note and the corresponding shares in the fourth quarter of 2010.

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

The Company’s derivative contracts are privately negotiated contracts and are not exchange traded.   The recurring fair value measurements based on level 2 inputs are estimated with option pricing models that employ observable and certain unobservable inputs.  Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.   The measurement of fair value of fuel hedging derivatives of $11.5 million and $2.7 million is recorded in prepaid expenses and other current assets in the consolidated balance sheets at March 31, 2011 and December 31, 2010, respectively. The benefit associated with the fair value measurement of the fuel hedge of $8.7 million is recorded in aircraft fuel on the statement of operations as of March 31, 2011. As of March 31, 2010 there was $1.6 million of expense recorded in aircraft fuel on the statement of operations. The Company does not hold or issue any derivative financial instruments for speculative trading purposes.  The Company chose not to designate these derivatives as hedges, and as such, realized and unrealized mark-to-market adjustments are included in aircraft fuel expense in the consolidated statements of operations.

New Accounting Pronouncements –

In January 2010, the FASB issued an amendment to the Fair Value Measurements and Disclosures topic of the ASC. This amendment requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This amendment was effective for periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which was effective for fiscal years beginning after December 15, 2010. Accordingly, the Company has adopted this amendment in the current year by adding additional disclosures, except for the additional Level 3 requirements. The Company does not have any Level 3 measurements as of March 31, 2011.

In October 2009, the FASB issued guidance that changes the accounting for revenue arrangements with multiple deliverables. The guidance requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices and eliminates the use of the residual method of allocation.  The guidance establishes a hierarchy for determining the selling price of a deliverable, based on vendor-specific objective evidence, third-party evidence or estimated selling price.   In addition, this guidance expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The guidance will be effective for the Company prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011, with early adoption permitted. The Company adopted this accounting standard on January 1, 2011 and the impact to the financial statements was not material.

3.  Debt

During the three months ended March 31, 2011, the Company received an additional $13.8 million related to the affinity credit card program which is reflected in current debt on the March 31, 2011, consolidated balance sheet.

We are required to comply with certain financial covenants under certain of our financing arrangements.  We are required to maintain a certain level of minimum unrestricted cash and maintain certain cash flow and working capital covenants.  As of March 31, 2011, we were in compliance with all our covenants.

4. Commitments and Contingencies

During the current quarter the Company took delivery of two A320 aircraft, which were lease financed.

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

As of March 31, 2011, approximately 54% of the Company's workforce is employed under union contracts. The union contract for our pilots and our flight attendants, except Frontier’s pilots, is currently amendable. The union contracts for our mechanics and tool room attendants and our material specialists are amendable in 2011.

5. Asset Impairment

As a result of the Company’s decision to unify its brand names, the Company announced its intent to discontinue the use of the tradename Midwest Airlines. During the three month period ended March 31, 2010, the Company fully impaired the value of the Midwest Airlines tradename intangible of $7.6 million to its fair value of zero based on level 3 inputs and incurred a write down on other assets related to the Midwest brand and aircraft liveries.  These impairments and other charges totaled $11.5 million in the first quarter of 2010 and are included in other impairment charges in the Statements of Operations.

6. Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to and regularly evaluated by the company’s chief operating decision maker (“CODM”) when deciding how to allocate resources and in assessing performance.

The Company has identified three reportable segments: fixed-fee service, branded passenger service, and other.

Financial information as of and for the three months ended March 31, 2011 and 2010 for the Company’s reportable segments is as follows (in millions):

Three Months Ended
March 31, 2011	Fixed-fee	Branded	Other	Total
TOTAL OPERATING REVENUES	$258.8	$395.4	$4.9	$659.1
OPERATING EXPENSES:
Wages and benefits	56.7	83.0	—	139.7
Aircraft fuel	22.1	158.7	—	180.8
Landing fees and airport rents	12.9	29.6	—	42.5
Aircraft and engine rent	22.6	36.6	0.9	60.1
Maintenance and repair	43.5	26.6	—	70.1
Insurance and taxes	5.3	5.1	—	10.4
Depreciation and amortization	31.5	18.3	1.3	51.1
Promotion and sales	—	38.7	—	38.7
Other	21.1	45.2	—	66.3
Total operating expenses	215.7	441.8	2.2	659.7
OPERATING INCOME (LOSS)	43.1	(46.4)	2.7	(0.6)
Total non-operating expense, net	(25.5)	(8.8)	(1.0)	(35.3)
INCOME (LOSS) BEFORE INCOME TAXES	$17.6	$(55.2)	$1.7	$(35.9)

Total assets	$2,780.7	$1,414.9	$213.4	$4,409.0
Total debt	1,754.1	686.2	108.4	2,548.7

Three Months Ended
March 31, 2010	Fixed-fee	Branded	Other	Total
TOTAL OPERATING REVENUES	$251.1	$352.3	$5.3	$608.7
OPERATING EXPENSES:
Wages and benefits	58.2	80.8	0.1	139.1
Aircraft fuel	14.5	129.5	0.1	144.1
Landing fees and airport rents	12.4	26.6	—	39.0
Aircraft and engine rent	23.7	35.2	1.9	60.8
Maintenance and repair	41.2	16.5	0.2	57.9
Insurance and taxes	5.2	5.6	—	10.8
Depreciation and amortization	31.0	17.8	2.7	51.5
Promotion and sales	—	32.5	—	32.5
Other impairment charges	—	11.5	—	11.5
Other	23.2	57.7	0.6	81.5
Total operating expenses	209.4	413.7	5.6	628.7
OPERATING INCOME (LOSS)	41.7	(61.4)	(0.3)	(20.0)
Total other non-operating expense, net	(27.4)	(9.0)	(2.0)	(38.4)
INCOME (LOSS) BEFORE INCOME TAXES	$14.3	$(70.4)	$(2.3)	$(58.4)

Total assets	$2,524.3	$1,621.7	$305.1	$4,451.1
Total debt	1,834.5	729.7	197.2	2,761.4

7. Subsequent Events

In April 2011, the Company entered into employment agreements with Timothy P. Dooley to be Senior Vice President, Chief Financial Officer, Secretary and Treasurer, and Lars-Erik Arnell to be Senior Vice President, Corporate Development.

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

Overview

We are a Delaware holding company organized in 1996 that offers scheduled passenger services through our wholly-owned operating air carrier subsidiaries: Chautauqua Airlines, Inc. ("Chautauqua”), Shuttle America Corporation ("Shuttle”), Republic Airline Inc. ("Republic Airline”), Frontier Airlines, Inc. ("Frontier”), and Lynx Airlines, Inc. ("Lynx”). Unless the context indicates otherwise, the terms the "Company," "we," "us," or "our" refer to Republic Airways Holdings Inc. and our subsidiaries.

As of March 31, 2011, the Company’s operating airline subsidiaries offered scheduled passenger service on 1,585 flights daily to 130 cities in 41 states, Canada, Mexico, and Costa Rica under branded operations as Frontier Airlines and through fixed-fee code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), Continental Airlines, Inc. (“Continental”), Delta Air Lines, Inc. (“Delta”), United Air Lines, Inc. (“United”), and US Airways, Inc. (“US Airways”) (collectively referred to as our “Partners”).

Our branded network has a regional focus in Milwaukee, Kansas City, and Denver.  The branded passenger service operation exposes us to changes in passenger demand, fare competition and fluctuations in fuel prices.  We are currently the largest carrier in Milwaukee and the third largest carrier in Denver.  The branded network has a significant base of frequent flyer members and strong support in the hub cities.

Fleet

During the three months ended March 31, 2011, our operational fleet increased from 275 to 280. The Company took delivery of two A320 aircraft and incorporated three A319 aircraft into the Frontier operation.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following table sets forth fixed-fee operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights - Fixed-Fee	Three Months Ended March 31,
	2011	2010	Change
Fixed-fee service revenues, excluding fuel (millions) [1]	236.7	236.4	0.1%
Passengers carried	3,749,929	3,818,256	(1.8)%
Revenue passenger miles (millions) [2]	1,824	1,964	(7.1)%
Available seat miles ("ASM") (millions) [3]	2,692	2,752	(2.2)%
Passenger load factor [4]	67.8%	71.4%	-3.6 pts
Cost per ASM, including interest expense (cents) 5 6	8.96	8.60	4.2%
Cost per ASM, including interest expense and excluding fuel expense (cents)[6]	8.14	8.07	0.9%
Operating aircraft at period end:
37-50 seat jets	65	63	3.2%
70-86 seat jets	112	112	—
Block hours [7]	145,590	143,915	1.2%
Departures	84,804	82,399	2.9%
Average daily utilization of each aircraft (hours) [8]	9.9	9.6	3.1%
Average length of aircraft flight (miles)	475	498	(4.6)%
Average seat density	67	67	—

Operating Highlights - Branded	Three Months Ended March 31,
	2011	2010	Change
Total revenues (millions)	$395.4	$352.3	12.2%
Passengers carried	3,245,040	3,211,375	1.0%
Revenue passenger miles (millions) [2]	2,867	2,799	2.4%
Available seat miles ("ASM") (millions) [3]	3,644	3,696	(1.4)%
Passenger load factor [4]	78.7%	75.7%	3.0 pts
Total revenue per available seat mile (cents)	10.84	9.53	13.9%
Passenger revenue per ASM (cents)	10.36	9.10	13.8%
Cost per ASM (cents) 5 6	12.12	11.19	8.3%
Fuel cost per ASM (cents) [9]	4.35	3.50	24.3%
Cost per ASM, excluding fuel expense (cents) 5 6	7.77	7.38	5.3%
Gallons consumed	54,408,497	54,896,351	(0.9)%
Average cost per gallon [9]	$2.92	$2.36	23.7%
Operating aircraft at period end:
37-50 seat jets	13	11	18.2%
70-99 seat jets	35	39	(10.3)%
120+ seat jets	55	52	5.8%
Block hours [7]	89,350	96,059	(7.0)%
Departures	41,839	45,341	(7.7)%
Average daily utilization of each aircraft (hours) [8]	10.9	11.1	(1.8)%
Average length of aircraft flight (miles)	848.0	830.0	2.2%
Average seat density	103	98	5.1%

1.	Fixed-fee service revenues exclude cargo and other revenues and fuel expense that is pass-through cost for fixed-fee business.

2.	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

3.	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

4.	Passenger load factor is revenue passenger miles divided by available seat miles.

5.	Total operating costs divided by available seat miles.

6.
Costs (in all periods) exclude impairments and other expenses not attributable to either fixed-fee or branded segments. Total operating and interest expenses excluding other impairment charges is not a calculation based on accounting principles generally accepted in the United States of America and should not be considered as an alternative to total operating expenses. Cost per available seat mile utilizing this measurement is included, as it is a measurement recognized by the investing public relative to the airline industry.

7.	Hours from takeoff to landing, including taxi time.

8.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

9.	Includes mark-to-market fuel hedge benefit of $8.7 million and expense of $1.6 million for the three months ended March 31, 2011 and 2010, respectively.

The following table sets forth information regarding the Company’s revenues and expenses for the three months ended March 31, 2011 and 2010. Individual expense components are also expressed in cents per ASM.

Three Months Ended					Cost per ASM
March 31, 2011	Fixed-fee	Branded	Other	Total	(cents)
TOTAL OPERATING REVENUES	$258.8	$395.4	$4.9	$659.1
OPERATING EXPENSES:
Wages and benefits	56.7	83.0	—	139.7	2.20
Aircraft fuel	22.1	158.7	—	180.8	2.85
Landing fees and airport rents	12.9	29.6	—	42.5	0.67
Aircraft and engine rent	22.6	36.6	0.9	60.1	0.95
Maintenance and repair	43.5	26.6	—	70.1	1.11
Insurance and taxes	5.3	5.1	—	10.4	0.16
Depreciation and amortization	31.5	18.3	1.3	51.1	0.81
Promotion and sales	—	38.7	—	38.7	0.61
Other	21.1	45.2	—	66.3	1.05
Total operating expenses	215.7	441.8	2.2	659.7	10.41
OPERATING INCOME (LOSS)	43.1	(46.4)	2.7	(0.6)
Total non-operating expense, net	(25.5)	(8.8)	(1.0)	(35.3)	(0.56)
INCOME (LOSS) BEFORE INCOME TAXES	$17.6	$(55.2)	$1.7	$(35.9)

Three Months Ended					Cost per ASM
March 31, 2010	Fixed-fee	Branded	Other	Total	(cents)
TOTAL OPERATING REVENUES	$251.1	$352.3	$5.3	$608.7
OPERATING EXPENSES:
Wages and benefits	58.2	80.8	0.1	139.1	2.16
Aircraft fuel	14.5	129.5	0.1	144.1	2.23
Landing fees and airport rents	12.4	26.6	—	39.0	0.60
Aircraft and engine rent	23.7	35.2	1.9	60.8	0.94
Maintenance and repair	41.2	16.5	0.2	57.9	0.90
Insurance and taxes	5.2	5.6	—	10.8	0.17
Depreciation and amortization	31.0	17.8	2.7	51.5	0.80
Promotion and sales	—	32.5	—	32.5	0.50
Other impairment charges	—	11.5	—	11.5	0.18
Other	23.2	57.7	0.6	81.5	1.26
Total operating expenses	209.4	413.7	5.6	628.7	9.75
OPERATING INCOME (LOSS)	41.7	(61.4)	(0.3)	(20.0)
Total non-operating expense, net	(27.4)	(9.0)	(2.0)	(38.4)	(0.60)
INCOME (LOSS) BEFORE INCOME TAXES	$14.3	$(70.4)	$(2.3)	$(58.4)

Operating revenue in 2011 increased 8.3%, or $50.4 million, to $659.1 million from $608.7 million primarily as a result of increase in Frontier's unit revenues.  Total operating and interest expenses, excluding fuel and other impairment charges increased $2.7 million, to $514.4 million for 2011 compared to $511.7 million during 2010.

Factors relating to significant changes in operating expenses are discussed below.

Aircraft fuel expense increased 25.5%, or $36.7 million, to $180.8 million for 2011 compared to $144.1 million for 2010 due primarily to the average cost per gallon for branded fuel increasing to $2.92 in 2011 compared to $2.36 in 2010. Fuel on the fixed-fee operation, which is a pass through cost, increased $7.6 million. The unit cost increased to 2.85¢ in 2011 compared to 2.23¢ in 2010.

Maintenance and repair expenses increased by 21.1%, or $12.2 million, to $70.1 million in 2011 compared to $57.9 million for 2010 due mainly to the increase of engine restoration and heavy check costs on Airbus aircraft.  The unit cost increased to 1.11¢ in 2011 compared to 0.90¢ in 2010.

Promotion and sales expenses increased 19.1%, or $6.2 million, to $38.7 million in 2011 compared to $32.5 million in 2010 primarily due to an increase in advertising expense and an increase in credit card interchange fees associated with the higher ticket prices.  The unit cost increased to 0.61¢ in 2011 compared to 0.50¢ in 2010.

Other impairment charges of $11.5 million for the three months ended March 31, 2010 were primarily the result of management’s decision to combine the branded operations under one name.  The unit cost was 0.18¢ in 2010.

Other expenses decreased 18.7%, or $15.2 million, to $66.3 million in 2011 from $81.5 million in 2010.  Integration and aircraft return costs decreased $11.1 million.  The unit cost decreased to 1.05¢ in 2011 compared to 1.26¢ in 2010.

We recorded an income tax benefit of $13.5 million or 37.6% for the three months ended March 31, 2011, compared with an income tax benefit of $21.9 million or 37.5% effective tax rate in the prior year three months. The effective tax rate for the three months ended March 31, 2011, was slightly lower than the statutory rate due to non-deductible meals and entertainment expense which reduced our income tax benefit recorded related to the loss before income taxes of $35.9 million.

Other Segment

The other segment includes all income and expense that are not associated with the branded or fixed-fee's normal operations. The revenue generated in the other segment consists of license fees on slots at DCA airport and aircraft sublease revenue. The expenses in this segment are related to the rent, depreciation, and interest on the subleased aircraft, unassigned aircraft expenses, and amortization on the slots.

Liquidity and Capital Resources

As of March 31, 2011, we had total cash of $467.3 million of which $241.4 million was unrestricted.  At March 31, 2011, we had a working capital deficit of $150.9 million.   The Company currently anticipates that its unrestricted cash on hand, the cash generated from operations, and other financings will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

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

Net cash provided by operating activities was $7.7 million and $24.3 million for the three months ended March 31, 2011 and 2010, respectively. The $16.6 million decrease in operating cash flows is primarily attributable to the increase in restricted cash related to increased levels of advanced bookings at a higher average fare during the same period in 2010. Under our current agreement, we are eligible to receive 5% of Visa/Mastercard settlements when travel is booked and 95% is available from our processor as passengers fly. The increase of $86.8 million in restricted cash is also attributable to the increase of advanced bookings at a higher average fare when comparing March 31, 2011 to December 31, 2010.

Net cash used in investing activities was $19.9 million and $5.2 million for the three months ended March 31, 2011 and 2010, respectively.  The increase in cash used in investing activities is primarily attributable to the $18.7 million of proceeds received from the sale of aircraft and other equipment in the first quarter of 2010.

Net cash used by financing activities was $37.6 million and $30.3 million for the three months ended March 31, 2011 and 2010, respectively.  During the first three months of 2011, we received proceeds of $13.8 million from our credit card affinity program. The $7.3 million increase in net cash used from the prior year relates to the difference between the payments on new debt offset by the decrease in proceeds compared to the prior year.

Aircraft Leases and Other Off-Balance Sheet Arrangements

We have significant obligations for aircraft and engines that are classified as operating leases and, therefore, are not reflected as liabilities on our balance sheet. Aircraft leases expire between 2011 and 2023. As of March 31, 2011, our total mandatory payments under operating leases for aircraft aggregated approximately $1.5 billion and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $242.2 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. The leases expire through 2033. As of March 31, 2011, our total mandatory payments under other non-cancelable operating leases aggregated approximately $141.2 million. Total minimum annual other rental payments for the next 12 months are approximately $21.4 million.

Asset Impairment (2010)

As a result of the Company’s decision to unify its brand names, the Company announced its intent to discontinue the use of the tradename Midwest Airlines. During the three month period ended March 31, 2010, the Company fully impaired the value of the Midwest Airlines tradename intangible of $7.6 million to its fair value of zero based on level 3 inputs and incurred a write down on other assets related to the Midwest brand and aircraft liveries.  These impairments and other charges totaled $11.5 million in the first quarter of 2010 and are included in other impairment charges in the Statements of Operations.

Critical Accounting Policies

Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to the Fair Value Measurements and Disclosures topic of the ASC. This amendment requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This amendment was effective for periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which was effective for fiscal years beginning after December 15, 2010. Accordingly, the Company has adopted this amendment in the current year by adding additional disclosures, except for the additional Level 3 requirements. The Company does not have any Level 3 measurements as of March 31, 2011.

In October 2009, the FASB issued guidance that changes the accounting for revenue arrangements with multiple deliverables. The guidance requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices and eliminates the use of the residual method of allocation.  The guidance establishes a hierarchy for determining the selling price of a deliverable, based on vendor-specific objective evidence, third-party evidence or estimated selling price.   In addition, this guidance expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The guidance will be effective for the Company prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011, with early adoption permitted. The Company adopted this accounting standard on January 1, 2011 and the impact to the financial statements was not material.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

Our earnings can be affected by changes in interest rates due to amount of cash and cash equivalents held and variable rate debt. At March 31, 2011 and December 31, 2010, approximately $488.9 million and $482.7 million, respectively, of our outstanding debt was at variable interest rates.   A one hundred basis point change in the LIBOR rate would increase or decrease interest expense by $4.9 million and $4.8 million, respectively.

Aircraft Fuel Price Risk

Our results of operations are materially impacted by changes in aircraft fuel prices. In an effort to manage our exposure to this risk, we periodically purchase call options on crude oil. We do not hold or issue any derivative financial instruments for trading purposes. These fuel hedges were not designated for hedge accounting, and, as such, realized and unrealized non-cash mark-to-market adjustments are included in aircraft fuel expense.  A one dollar change in the price per barrel of crude oil will increase or decrease our fuel expense by $1.3 million for the three months ended March 31, 2011.  A one-cent change in the cost of each gallon of fuel would impact our pre-tax income by approximately $.5 million for the three months ended March 31, 2011, based on our current fleet and aircraft fuel consumption.

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

Changes in Internal Control

Except as set forth below, during the three months ended March 31, 2011, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “10-K”), which could materially affect our business, financial condition or future results. The risks described in our 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. Exhibits

(a)	Exhibits

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

31.2
Certification by Timothy P. Dooley, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

32.2
Certification by Timothy P. Dooley, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: May 10, 2011	By:	/s/ Bryan K. Bedford
Name: Bryan K. Bedford
Title: Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated: May 10, 2011	By:	/s/ Timothy P. Dooley
Name: Timothy P. Dooley
Title: Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)