Form 10-Q/A
period 2010-09-30
REPUBLIC AIRWAYS HOLDINGS INC
filed 2011-05-13
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is filed as Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, originally filed with the Securities and Exchange Commission on November 8, 2010. This Form 10-Q/A is being filed to secure the Commission’s grant of our application for confidential treatment of our Letter Agreement COM 0191-10 by and between Embraer - Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 3, 2010. We hereby amend Item 6(a) of Part II, only for the purpose of filing amended Exhibit 10.68 to the report. In addition, the Form 10-Q/A includes an updated signature page and certain currently dated certifications filed as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto. This Form 10-Q/A does not change the Registrant’s previously reported consolidated financial statements or make any other changes to the Form 10-Q for the fiscal quarter ended September 30, 2010. Accordingly, this Form 10-Q/A should be read in conjunction with our subsequent filings with the Commission.

TABLE OF CONTENTS

Part II - Other Information
Item 6.	Exhibits	4

	Signatures	5

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

Part II. OTHER INFORMATION

Item 6.

Exhibits

(a)	Exhibits

10.68*	Letter Agreement COM 0191-10, by and between Embraer - Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 3, 2010.

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010.

31.2
Certification by Timothy P. Dooley, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010.

32.2
Certification by Timothy P. Dooley, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010.

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

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: May 13, 2011	By:	/s/ Bryan K. Bedford
Name: Bryan K. Bedford
Title: Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated: May 13, 2011	By:	/s/ Timothy P. Dooley
Name: Timothy P. Dooley
Title: Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)