Form 10-Q
period 2011-06-30
REPUBLIC AIRWAYS HOLDINGS INC
filed 2011-08-09
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☑No

Number of shares of Common Stock outstanding as of the close of business on August 9, 2011:  48,293,008.

TABLE OF CONTENTS

	Part I - Financial Information
Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	3

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2011 and 2010	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2011 and 2010	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

	Part II - Other Information
Item 1A.	Risk Factors	24

Item 6.	Exhibits	24

	Signatures	25

Exhibit 31.1 Certification by Chief Executive Officer
Exhibit 31.2 Certification by Chief Financial Officer
Exhibit 32.1 Certification by Chief Executive Officer
Exhibit 32.2 Certification by Chief Financial Officer
Exhibit 101 Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)

All other items of this report are inapplicable

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share and per share amounts)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$191.3	$291.2
Restricted cash	235.5	139.1
Receivables—net of allowance for doubtful accounts of $1.0 and $1.2, respectively	95.4	73.9
Inventories—net	105.9	94.6
Prepaid expenses and other current assets	76.2	56.4
Assets held for sale	26.0	43.5
Deferred income taxes	27.1	27.1
Total current assets	757.4	725.8
Aircraft and other equipment—net	3,058.8	3,173.5
Maintenance deposits	155.7	147.2
Other intangible assets—net	136.1	143.2
Other assets	191.2	159.0
Total	$4,299.2	$4,348.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$272.3	$269.0
Accounts payable	45.5	43.8
Air traffic liability	288.2	174.9
Deferred frequent flyer revenue—current portion	60.4	51.0
Accrued liabilities	285.7	246.6
Total current liabilities	952.1	785.3
Long-term debt—less current portion	2,168.6	2,308.7
Deferred frequent flyer revenue—less current portion	83.4	102.3
Deferred credits and other non—current liabilities	106.0	108.0
Deferred income taxes	413.6	434.7
Total liabilities	3,723.7	3,739.0
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; one vote per share;150,000,000 shares authorized; 58,062,574 and 58,062,574 shares issued and 48,273,929 and 48,173,058 shares outstanding, respectively	—	—
Additional paid-in capital	408.4	405.5
Treasury Stock, 9,333,266 shares; at cost	(181.8)	(181.8)
Accumulated other comprehensive loss	(2.5)	(2.7)
Accumulated earnings	351.4	388.7
Total stockholders' equity	575.5	609.7
Total	$4,299.2	$4,348.7
See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
OPERATING REVENUES:
Fixed-fee service	$273.0	$260.2	$531.8	$511.2
Passenger service	445.1	404.0	822.7	740.5
Cargo and other	21.6	19.1	44.3	40.3
Total operating revenues	739.7	683.3	1,398.8	1,292.0
OPERATING EXPENSES:
Wages and benefits	144.7	140.9	284.4	279.9
Aircraft fuel	226.8	160.5	407.6	304.6
Landing fees and airport rents	43.0	44.2	85.5	83.2
Aircraft and engine rent	65.3	60.8	125.4	121.6
Maintenance and repair	78.2	63.4	148.3	121.3
Insurance and taxes	10.9	10.9	21.3	21.8
Depreciation and amortization	51.2	50.8	102.3	102.3
Promotion and sales	33.6	35.9	72.3	68.3
Other impairment charges	—	—	—	11.5
Other	73.8	72.4	140.1	153.9
Total operating expenses	727.5	639.8	1,387.2	1,268.4
OPERATING INCOME	12.2	43.5	11.6	23.6
OTHER INCOME (EXPENSE):
Interest expense	(34.9)	(39.0)	(70.4)	(77.6)
Other—net	0.1	0.3	0.3	0.4
Total other expense	(34.8)	(38.7)	(70.1)	(77.2)
INCOME (LOSS) BEFORE INCOME TAXES	(22.6)	4.8	(58.5)	(53.6)
INCOME TAX EXPENSE (BENEFIT)	(7.7)	2.2	(21.2)	(19.8)
NET INCOME (LOSS)	(14.9)	2.6	(37.3)	(33.8)
NET INCOME (LOSS) PER COMMON SHARE - BASIC	$(0.31)	$0.08	$(0.77)	$(0.99)
NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$(0.31)	$0.08	$(0.77)	$(0.99)

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2011	2010
NET CASH FROM OPERATING ACTIVITIES	$24.9	$82.6
INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(12.8)	(16.9)
Proceeds from sale of aircraft and other equipment	53.2	19.7
Aircraft deposits	(19.4)	(15.0)
Other, net	(4.9)	5.9
NET CASH FROM INVESTING ACTIVITIES	16.1	(6.3)
FINANCING ACTIVITIES:
Payments on debt	(104.1)	(104.3)
Proceeds from debt issuance	13.8	43.1
Payments on early extinguishment of debt	(50.4)	(11.3)
Other, net	(0.2)	(1.5)
NET CASH FROM FINANCING ACTIVITIES	(140.9)	(74.0)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(99.9)	2.3
CASH AND CASH EQUIVALENTS—Beginning of period	291.2	157.5
CASH AND CASH EQUIVALENTS—End of period	$191.3	$159.8
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$63.8	$69.9
Income taxes paid	0.3	0.6
NON-CASH INVESTING & FINANCING TRANSACTIONS:
Aircraft, inventories, and other equipment purchased through financing arrangements from manufacturer	—	$11.4
Parts, training and lease credits from aircraft manufacturer	—	$(13.3)

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Business

We are a Delaware holding company organized in 1996 that offers scheduled passenger services through our wholly-owned operating air carrier subsidiaries: Chautauqua Airlines, Inc. ("Chautauqua"), Shuttle America Corporation ("Shuttle"), Republic Airline Inc. ("Republic Airline"), and Frontier Airlines, Inc. ("Frontier"). Unless the context indicates otherwise, the terms the "Company," "we," "us," or "our" refer to Republic Airways Holdings Inc. and our subsidiaries.

In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.

As of June 30, 2011, the Company’s operating airline subsidiaries offered scheduled passenger service on 1,599 flights daily to 135 cities in 43 states, Canada, Mexico, and Costa Rica under branded operations as Frontier Airlines and through fixed-fee code-share agreements with AMR Corp., the parent of American Airlines, Inc. ("American"), Continental Airlines, Inc. ("Continental"), Delta Air Lines, Inc. ("Delta"), United Air Lines, Inc. ("United"), and US Airways, Inc. ("US Airways") (collectively referred to as our "Partners").

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
In April 2011, the Company amended and restated the Bylaws to revise Article III to add the position of independent lead director, which was filled by David N. Siegel in May 2011.

2. Summary of Significant Accounting Policies

Rental Income – Under the Company’s fixed-fee code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  The Company has concluded that a component of its fixed-fee service revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the three months ended June 30, 2011 and 2010 were $78.4 million and $78.9 million, respectively. The amounts deemed to be rental income during the six months ended June 30, 2011 and 2010 were $157.2 million and $159.0 million, respectively, and have been included in fixed-fee service revenues in the Company’s condensed consolidated statements of operations.

Assets Held for Sale – Assets held for sale at June 30, 2011 consist of one Q400 aircraft, flight equipment and spare aircraft parts recorded at the lower of carrying value or their estimated fair value, less cost to sell. The one Q400 in assets held for sale has been held for longer than a year. The Company has actively marketed the plane and it is carried at net realizable value. In the current year, we sold one Q400 aircraft for $16.5 million. The Company recorded a gain of approximately $0.4 million, and the proceeds from the sale were used to reduce the related debt secured by the aircraft.

Stockholders’ Equity – The following summarizes the activity of the stockholders’ equity accounts for the period from December 31, 2010 through June 30, 2011.  Additional paid-in capital increased to $408.4 million from $405.5 million due to $2.9 million of stock compensation expense.  Accumulated other comprehensive loss decreased to $2.5 million from $2.7 million due to the reclassification adjustment for loss realized on derivatives, net of tax.  Accumulated earnings decreased from $388.7 million to $351.4 million based on current year to date net loss.

Net Income (Loss) Per Common Share – The following table is based on the weighted average number of common shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Basic and diluted income (loss) per share:

Net income (loss) (millions)	$(14.9)	$2.6	$(37.3)	$(33.8)

Weighted average common shares outstanding (millions)	48.2	34.3	48.2	34.3

Basic and diluted income (loss) per share	$(0.31)	$0.08	$(0.77)	$(0.99)

The Company excluded 4.3 million and 5.3 million of employee stock options from the calculation of diluted net income per share due to their anti-dilutive impact for the three months ended June 30, 2011 and 2010. The Company excluded 4.2 million and 5.3 million of employee stock options from the calculation of diluted net income per share due to their anti-dilutive impact for the six months ended June 30, 2011 and 2010.

Included in the Company's debt is a convertible note payable that has a $22.3 million face value and is convertible in whole or in part for up to 2.2 million shares of the Company’s common stock as of June 30, 2011.  The convertible note payable was anti-dilutive for the three and six months ended June 30, 2011 and 2010.

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

The Company’s derivative contracts are privately negotiated contracts and are not exchange traded.   The recurring fair value measurements based on level 2 inputs are estimated with option pricing models that employ observable and certain unobservable inputs.  Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.   The measurement of fair value of fuel hedging derivatives of $4.1 million and $2.7 million is recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets at June 30, 2011 and December 31, 2010, respectively. The benefit associated with the fair value measurement of the fuel hedge of $5.2 million is recorded in aircraft fuel expense in the condensed statement of operations as of June 30, 2011. As of June 30, 2010 there was $5.4 million of expense recorded in aircraft fuel expense in the condensed statement of operations. The Company does not hold or issue any derivative financial instruments for speculative trading purposes.  The Company chose not to designate these derivatives as hedges, and as such, realized and unrealized mark-to-market adjustments are included in aircraft fuel expense in the condensed consolidated statements of operations.

New Accounting Pronouncements – In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, Comprehensive Income - Presentation of Comprehensive Income. The standard revises guidance for the presentation and prominence of the items reported in other comprehensive income. It is effective for fiscal years beginning after December 15, 2011. The Company is currently evaluating the impact that the adoption of this standard will have on the presentation of the Company's consolidated financial statements.

In May 2011, the FASB issued ASU 2011-4, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurements. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. ASU 2011-4 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company is currently evaluating the requirements of ASU 2011-4 and has not yet determined its impact on the consolidated financial statements.

In January 2010, the FASB issued an amendment to the Fair Value Measurements and Disclosures topic of the ASC. This amendment requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This amendment was effective for periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which was effective for fiscal years beginning after December 15, 2010. Accordingly, the Company has adopted this amendment in the current year by adding additional disclosures, except for the additional Level 3 requirements. The Company did not have any Level 3 measurements as of June 30, 2011.

In October 2009, the FASB issued guidance that changes the accounting for revenue arrangements with multiple deliverables. The guidance requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices and eliminates the use of the residual method of allocation.  The guidance establishes a hierarchy for determining the selling price of a deliverable, based on vendor-specific objective evidence, third-party evidence or estimated selling price.   In addition, this guidance expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The guidance is effective for the Company prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011, with early adoption permitted. The Company adopted this accounting standard on January 1, 2011 and the impact to the financial statements was not material.

3.  Debt

During the six months ended June 30, 2011, the Company received an additional $13.8 million related to the affinity credit card program, which is reflected in current debt on the June 30, 2011, consolidated balance sheet.

During the six months ended June 30, 2011, the Company sold three A318 aircraft for proceeds of $35.5 million and one Q400 aircraft for proceeds of $16.5 million. The proceeds from the sale of these aircraft were used to extinguish the debt associated with these aircraft of $50.4 million. The Company recorded a gain of approximately $0.1 million on the A318's and $0.4 million on the Q400 aircraft.

We are required to comply with certain financial covenants under certain financing arrangements.  We are required to maintain a level of minimum unrestricted cash and maintain cash flow and working capital covenants.  As of June 30, 2011, we were in compliance with all our covenants.

4. Commitments and Contingencies

During the six months ended June 30, 2011, the Company took delivery of seven A320 aircraft, which were lease financed.

The Company is subject to certain legal and administrative actions which management considers routine to its business activities. As of June 30, 2011 management believes, after consultation with legal counsel, the ultimate outcome of any pending legal matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

American may terminate the code-share agreement without cause upon 180 days notice on or after September 30, 2011.  If American exercises this right, it is required to reimburse us for certain costs and the Company and American have certain "put" and "call" rights with respect to the aircraft we operate for them.

If Delta exercises its partial termination right, or if we terminate the code-share agreement because of Delta's bankruptcy or insolvency, a breach of the agreement by Delta or because an event of force majeure has occurred that continues for at least two consecutive months, we may require Delta to either purchase or sublease any of the terminated aircraft we own at a specified price or to assume the lease of any aircraft that we lease. If we choose not to exercise this "put" right upon any termination by Delta, Delta has the right to require us to sell or sublease to them the terminated aircraft we own for a specified amount or to assume the leases of the terminated aircraft that we lease. Delta may also exercise this "call" right if it terminates the code-share agreement for any of the reasons set forth above.

United has a call option to assume our ownership or leasehold interest in certain aircraft if we wrongfully terminate the code-share agreements or if United terminates the agreements upon our breach for certain reasons.

As of June 30, 2011, approximately 55% of the Company's workforce is employed under union contracts. The union contracts for our pilots and our flight attendants, except Frontier’s pilots, is currently amendable.

5. Asset Impairment

In 2010, the Company decided to unify its brand. The Company discontinued the use of the tradename "Midwest Airlines". During the six month period ended June 30, 2010, the Company fully impaired the value of the Midwest Airlines tradename intangible of $7.6 million to its fair value of zero based on level 3 inputs and incurred a write-down on other assets related to the Midwest brand and aircraft liveries.  These impairments and other charges totaled $11.5 million in the first quarter of 2010 and are included in other impairment charges in the condensed consolidated statements of operations.

6. Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to and regularly evaluated by the company’s chief operating decision maker (“CODM”) when deciding how to allocate resources and in assessing performance.

The Company has identified three reportable segments: fixed-fee service, branded passenger service, and other.

Financial information as of and for the three months ended June 30, 2011 and 2010 for the Company’s reportable segments is as follows (in millions):

Three Months Ended
June 30, 2011	Fixed-fee	Branded	Other	Total
TOTAL OPERATING REVENUES	$273.0	$461.8	$4.9	$739.7
OPERATING EXPENSES:
Wages and benefits	57.7	87.0	—	144.7
Aircraft fuel	27.8	199.0	—	226.8
Landing fees and airport rents	11.5	31.5	—	43.0
Aircraft and engine rent	21.1	43.3	0.9	65.3
Maintenance and repair	51.8	26.4	—	78.2
Insurance and taxes	5.5	5.4	—	10.9
Depreciation and amortization	31.7	17.9	1.6	51.2
Promotion and sales	—	33.6	—	33.6
Other	25.5	48.3	—	73.8
Total operating expenses	232.6	492.4	2.5	727.5
OPERATING INCOME (LOSS)	40.4	(30.6)	2.4	12.2
Total non-operating expense, net	(25.4)	(8.6)	(0.8)	(34.8)
INCOME (LOSS) BEFORE INCOME TAXES	$15.0	$(39.2)	$1.6	$(22.6)

Total assets	$2,750.2	$1,433.1	$115.9	$4,299.2
Total debt	1,943.5	403.9	93.5	2,440.9

Three Months Ended
June 30, 2010	Fixed-fee	Branded	Other	Total
TOTAL OPERATING REVENUES	$260.2	$418.4	$4.7	$683.3
OPERATING EXPENSES:
Wages and benefits	57.7	83.2	—	140.9
Aircraft fuel	19.0	141.5	—	160.5
Landing fees and airport rents	13.4	30.8	—	44.2
Aircraft and engine rent	22.5	37.4	0.9	60.8
Maintenance and repair	44.1	19.0	0.3	63.4
Insurance and taxes	5.4	5.5	—	10.9
Depreciation and amortization	31.0	18.3	1.5	50.8
Promotion and sales	—	35.9	—	35.9
Other impairment charges	—	—	—	—
Other	21.2	51.1	0.1	72.4
Total operating expenses	214.3	422.7	2.8	639.8
OPERATING INCOME (LOSS)	45.9	(4.3)	1.9	43.5
Total other non-operating expense, net	(27.7)	(10.0)	(1.0)	(38.7)
INCOME (LOSS) BEFORE INCOME TAXES	$18.2	$(14.3)	$0.9	$4.8

Total assets	$2,556.6	$1,607.2	$300.3	$4,464.1
Total debt	1,804.2	719.9	197.2	2,721.3

Financial information as of and for the six months ended June 30, 2011 and 2010 for the Company’s reportable segments is as follows (in millions):

Six Months Ended
June 30, 2011	Fixed-fee	Branded	Other	Total
TOTAL OPERATING REVENUES	$531.8	$857.2	$9.8	$1,398.8
OPERATING EXPENSES:
Wages and benefits	114.4	170.0	—	284.4
Aircraft fuel	49.9	357.7	—	407.6
Landing fees and airport rents	24.4	61.1	—	85.5
Aircraft and engine rent	43.7	79.9	1.8	125.4
Maintenance and repair	95.3	53.0	—	148.3
Insurance and taxes	10.8	10.5	—	21.3
Depreciation and amortization	63.2	36.2	2.9	102.3
Promotion and sales	—	72.3	—	72.3
Other	46.6	93.5	—	140.1
Total operating expenses	448.3	934.2	4.7	1,387.2
OPERATING INCOME (LOSS)	83.5	(77.0)	5.1	11.6
Total non-operating expense, net	(50.9)	(17.4)	(1.8)	(70.1)
INCOME (LOSS) BEFORE INCOME TAXES	$32.6	$(94.4)	$3.3	$(58.5)

Total assets	$2,750.2	$1,433.1	$115.9	$4,299.2
Total debt	1,943.5	403.9	93.5	2,440.9

Six Months Ended
June 30, 2010	Fixed-fee	Branded	Other	Total
TOTAL OPERATING REVENUES	$511.3	$770.7	$10.0	$1,292.0
OPERATING EXPENSES:
Wages and benefits	115.9	163.9	0.1	279.9
Aircraft fuel	33.5	271.0	0.1	304.6
Landing fees and airport rents	25.8	57.4	—	83.2
Aircraft and engine rent	46.2	72.6	2.8	121.6
Maintenance and repair	85.3	35.5	0.5	121.3
Insurance and taxes	10.6	11.2	—	21.8
Depreciation and amortization	62.0	36.1	4.2	102.3
Promotion and sales	—	68.3	—	68.3
Other impairment charges	—	11.5	—	11.5
Other	44.4	108.8	0.7	153.9
Total operating expenses	423.7	836.3	8.4	1,268.4
OPERATING INCOME (LOSS)	87.6	(65.6)	1.6	23.6
Total non-operating expense, net	(55.1)	(19.1)	(3.0)	(77.2)
INCOME (LOSS) BEFORE INCOME TAXES	$32.5	$(84.7)	$(1.4)	$(53.6)

Total assets	$2,556.6	$1,607.2	$300.3	$4,464.1
Total debt	1,804.2	719.9	197.2	2,721.3

7. Recent Business Developments and Subsequent Events

As previously announced on May 3, 2011, we have undertaken a restructuring initiative at Frontier aimed at reducing costs by an aggregate of $120 million. On June 10, 2011, Frontier reached a tentative agreement with the Frontier pilots (the “Pilots”) then represented by the Frontier Airlines Pilot Association (“FAPA”), pursuant to which FAPA agreed in principle to the restructuring of certain wages and benefits. On June 17, 2011, the tentative agreement was ratified by the Pilots.
The restructuring agreement included, among other things, (i) the postponement of certain pay increases, (ii) reduced Company contributions to the Pilots' 401(k) plan, (iii) reduced accruals for vacation days and sick days and (iv) an extension of the collective bargaining agreement by two years (collectively, the “Investment”). In exchange for the Investment, the Frontier pilots will receive an equity stake in Frontier. The Company has agreed to certain other conditions which must be met during the term to continue the Investment by the Frontier pilots. Those conditions include aircraft growth at Frontier, a liquidity raise of at least $70 million by the Company through one or more debt issuances or other financings, material execution of Frontier's restructuring program by the end of 2011, and a good faith effort by the Company to attract equity investment(s) in Frontier that would reduce the Company's ownership of Frontier to a minority interest by December 31, 2014. In addition, the Company has agreed to establish a profit sharing program for Frontier employees. There is no current financial statement impact on the six months ended June 30, 2011.
On June 28, 2011, the International Brotherhood of Teamsters, Airline Division (the “IBT”) replaced FAPA, as the representative of Frontier pilots when the IBT was certified as the exclusive bargaining representative of the pilots. On August 3, 2011 the IBT filed suit against the Company and Frontier seeking to have the restructuring agreement declared null and void or, alternatively, seeking that the IBT, rather than FAPAInvest, manage the equity investment of the Frontier pilots.
We believe that these allegations are baseless and that we did not interfere in the election process, which in fact the IBT won. We intend to vigorously defend ourselves and Frontier against this complaint, but there can be no assurance that we will be successful. If we are not successful and the restructuring agreement is declared null and void, Frontier would lose approximately $9 million to $10 million in cost savings per year over each of the next five years, which may have a material adverse effect on our business, financial condition or results of operations.
On June 17, 2011, the Company signed a letter of intent with Airbus to purchase 40 A319 NEO (New Engine Option) and 40 A320 NEO aircraft. The aircraft will be powered by CFM international, Inc. ("CFM") LEAP-x engines. These aircraft will be operated by Frontier and are expected to be placed into service beginning in the second half of 2016.

On June 21, 2011, the Company entered into a memorandum of understanding ("MOU") with CFM, related to the selection of the LEAP-X engine on its Airbus NEO order. The MOU, which is subject to final documentation, covers, among other things, a fuel burn guarantee, future spare engine pricing, and a reduction in the overhaul cost of existing Airbus engines.

On June 21, 2011, the Company entered into a term sheet with GE Capital Aviation Services LLC (“GECAS”) to amend the terms of certain A319 leases between Frontier and GECAS.  The parties agreed to, among other things, the return of four Frontier A319 aircraft to GECAS during 2012.  The remaining 18 A319 GECAS leases will each be extended for a period of 3 years and the average monthly lease rate will be reduced.  The term sheet is subject to, among other things, final documentation and approval by GECAS' board of directors.

On July 13, 2011, a severe hailstorm occurred at the Denver International Airport, damaging 22 aircraft that operate on behalf of Frontier. In the following days, Frontier cancelled approximately 250 flights while the aircraft were being repaired. The Company accommodated affected passengers on other airlines and contracted with other airlines to operate flights on behalf of Frontier. The Company estimates that its revenues and pre-tax income on Frontier will be negatively impacted by approximately $10 million in the third quarter due to the hailstorm.

On August 2, 2011, Frontier Airlines, Inc. (“Frontier”), a subsidiary of Republic Airways Holdings Inc. (the “Company”), and the Association of Flight Attendants - CWA (AFA-CWA) agreed on the terms to be incorporated into a collective bargaining agreement between Frontier and its flight attendants and the restructuring of certain wages and benefits, including vacation and sick accruals, other pay-related changes and a suspension of the 401(k) match through 2015.  The agreement is subject to ratification by Frontier's flight attendants. In exchange for the contributions, Frontier's flight attendants will receive an equity stake in Frontier and will be eligible to participate in Frontier's profit sharing program.  The restructuring is expected to save Frontier approximately $16 million in labor costs over a four-year period.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. Republic Airways Holdings Inc. (the “Company”) may, from time to time, make written or oral forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements encompass our beliefs, expectations, hopes or intentions regarding future events. Words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other terminology are used to identify forward-looking statements.  All forward-looking statements included in this release are made as of the date hereof and are based on information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. Actual results may vary, and may vary materially, from those anticipated, estimated, projected or expected for a number of reasons, including, among others, the risks discussed in our Annual Report on Form 10-K and our other filings made with the Securities and Exchange Commission, which discussions are incorporated into this Quarterly Report on Form 10-Q by reference. As used herein, "unit cost" means operating cost per Available Seat Mile ("ASM").

Overview

We are a Delaware holding company organized in 1996 that offers scheduled passenger services through our wholly-owned operating air carrier subsidiaries: Chautauqua Airlines, Inc. ("Chautauqua"), Shuttle America Corporation ("Shuttle"), Republic Airline Inc. ("Republic Airline"), and Frontier Airlines, Inc. ("Frontier"). Unless the context indicates otherwise, the terms the "Company," "we," "us," or "our" refer to Republic Airways Holdings Inc. and our subsidiaries.

As of June 30, 2011, the Company’s operating airline subsidiaries offered scheduled passenger service on 1,599 flights daily to 135 cities in 43 states, Canada, Mexico, and Costa Rica under branded operations as Frontier Airlines and through fixed-fee code-share agreements with AMR Corp., the parent of American Airlines, Inc. ("American"), Continental Airlines, Inc. ("Continental"), Delta Air Lines, Inc. ("Delta"), United Air Lines, Inc. ("United"), and US Airways, Inc. ("US Airways") (collectively referred to as our "Partners").

Our branded network has a regional focus in Denver, CO., Kansas City, MO., and Milwaukee, WI.  The branded passenger service operation exposes us to changes in passenger demand, fare competition and fluctuations in fuel prices.  The branded network has a significant base of frequent flyer members and strong support in the hub cities.

Fleet

During the six months ended June 30, 2011, our operational fleet increased from 275 to 282. The Company took delivery of seven A320 aircraft, placed into service three A319 aircraft, sold three A318 aircraft, two of which have remained in the fleet under sale leaseback agreements. The Company also returned two E145 aircraft to the lessor.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table sets forth fixed-fee operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights - Fixed-Fee	Three Months Ended June 30,
	2011	2010	Change
Fixed-fee service revenues, excluding fuel (millions) [1]	245.2	241.2	1.7%
Passengers carried	4,305,454	4,587,990	(6.2)%
Revenue passenger miles (millions) [2]	2,115	2,229	(5.1)%
Available seat miles ("ASM") (millions) [3]	2,856	2,838	0.6%
Passenger load factor [4]	74.0%	78.5%	-4.5 pts
Cost per ASM, including interest expense (cents) 5 6	9.03	8.53	5.9%
Cost per ASM, including interest expense and excluding fuel expense (cents)[6]	8.06	7.86	2.5%
Operating aircraft at period end:
37-50 seat jets	59	64	(7.8)%
70-86 seat jets	115	113	1.8%
Block hours [7]	151,796	148,349	2.3%
Departures	88,304	90,203	(2.1)%
Average daily utilization of each aircraft (hours) [8]	10.3	9.9	4.0%
Average length of aircraft flight (miles)	483	473	2.1%
Average seat density	67	67	—

Operating Highlights - Branded	Three Months Ended June 30,
	2011	2010	Change
Total revenues (millions)	$461.8	$418.4	10.4%
Passengers carried	3,913,935	3,890,449	0.6%
Revenue passenger miles (millions) [2]	3,391	3,339	1.6%
Available seat miles ("ASM") (millions) [3]	3,880	3,888	(0.2)%
Passenger load factor [4]	87.4%	85.9%	1.5 pts
Total revenue per available seat mile (cents)	11.90	10.76	10.6%
Passenger revenue per ASM (cents)	11.47	10.39	10.4%
Cost per ASM (cents) 5 6	12.69	10.79	17.6%
Fuel cost per ASM (cents) [9]	5.13	3.56	44.1%
Cost per ASM, excluding fuel expense (cents) 5 6	7.56	7.23	4.6%
Gallons consumed	57,250,687	58,744,514	(2.5)%
Average cost per gallon [9]	$3.48	$2.41	44.3%
Operating aircraft at period end:
37-50 seat jets	17	14	21.4%
70-99 seat jets	32	37	(13.5)%
120+ seat jets	59	54	9.3%
Block hours [7]	92,313	97,846	(5.7)%
Departures	44,318	47,291	(6.3)%
Average daily utilization of each aircraft (hours) [8]	10.7	11.0	(2.7)%
Average length of aircraft flight (miles)	840	825	1.8%
Average seat density	104	100	4.0%

1.	Fixed-fee service revenues exclude cargo and other revenues and fuel expense that is a pass-through cost for fixed-fee business.

2.	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

3.	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

4.	Passenger load factor is revenue passenger miles divided by available seat miles.

5.	Total operating costs divided by available seat miles.

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

7.	Hours from takeoff to landing, including taxi time.

8.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

9.	Includes mark-to-market fuel hedge expense of $3.6 million and $3.8 million for the three months ended June 30, 2011 and 2010, respectively.

The following table sets forth information regarding the Company’s revenues and expenses for the three months ended June 30, 2011 and 2010. Individual expense components are also expressed in cents per ASM.

Three Months Ended					Cost per ASM
June 30, 2011	Fixed-fee	Branded	Other	Total	(cents)
TOTAL OPERATING REVENUES	$273.0	$461.8	$4.9	$739.7
OPERATING EXPENSES:
Wages and benefits	57.7	87.0	—	144.7	2.15
Aircraft fuel	27.8	199.0	—	226.8	3.37
Landing fees and airport rents	11.5	31.5	—	43.0	0.64
Aircraft and engine rent	21.1	43.3	0.9	65.3	0.97
Maintenance and repair	51.8	26.4	—	78.2	1.16
Insurance and taxes	5.5	5.4	—	10.9	0.16
Depreciation and amortization	31.7	17.9	1.6	51.2	0.76
Promotion and sales	—	33.6	—	33.6	0.50
Other	25.5	48.3	—	73.8	1.10
Total operating expenses	232.6	492.4	2.5	727.5	10.81
OPERATING INCOME (LOSS)	40.4	(30.6)	2.4	12.2
Total non-operating expense, net	(25.4)	(8.6)	(0.8)	(34.8)	(0.52)
INCOME (LOSS) BEFORE INCOME TAXES	$15.0	$(39.2)	$1.6	$(22.6)

Three Months Ended					Cost per ASM
June 30, 2010	Fixed-fee	Branded	Other	Total	(cents)
TOTAL OPERATING REVENUES	$260.2	$418.4	$4.7	$683.3
OPERATING EXPENSES:
Wages and benefits	57.7	83.2	—	140.9	2.09
Aircraft fuel	19.0	141.5	—	160.5	2.39
Landing fees and airport rents	13.4	30.8	—	44.2	0.66
Aircraft and engine rent	22.5	37.4	0.9	60.8	0.90
Maintenance and repair	44.1	19.0	0.3	63.4	0.94
Insurance and taxes	5.4	5.5	—	10.9	0.16
Depreciation and amortization	31.0	18.3	1.5	50.8	0.76
Promotion and sales	—	35.9	—	35.9	0.53
Other impairment charges	—	—	—	—	—
Other	21.2	51.1	0.1	72.4	1.08
Total operating expenses	214.3	422.7	2.8	639.8	9.51
OPERATING INCOME (LOSS)	45.9	(4.3)	1.9	43.5
Total non-operating expense, net	(27.7)	(10.0)	(1.0)	(38.7)	(0.58)
INCOME (LOSS) BEFORE INCOME TAXES	$18.2	$(14.3)	$0.9	$4.8

Operating revenue in 2011 increased 8.3%, or $56.4 million, to $739.7 million from $683.3 million primarily as a result of an increase in Frontier's unit revenues.   Total operating and interest expenses, excluding fuel and other impairment charges increased 3.3%, or $17.3 million, to $535.6 million in 2011 compared to $518.3 million in 2010.

Factors relating to significant changes in operating expenses are discussed below.

Aircraft fuel expense increased 41.3%, or $66.3 million, to $226.8 million for 2011 compared to $160.5 million for 2010, due primarily to the increase in the average price per gallon of $3.48 in 2011 compared to $2.41 per gallon in 2010. The unit cost increased to 3.37¢ in 2011 compared to 2.39¢ in 2010.

Maintenance and repair expenses increased by 23.3%, or $14.8 million, to $78.2 million in 2011 compared to $63.4 million for 2010 due mainly to higher, scheduled and unscheduled engine restoration costs on fifty seat aircraft and Airbus aircraft. The unit cost increased to 1.16¢ in 2011 compared to 0.94¢ in 2010.

Interest expense decreased 10.5%, or $4.1 million, to $34.9 million compared with $39.0 million due primarily to the decrease in the number of Airbus and Q400 aircraft owned year over year and the reduction in debt. The unit cost decreased to 0.52¢ from 0.58¢ in 2010.

We recorded an income tax benefit of $7.7 million or 34.1% in the current quarter compared with an income tax expense of $2.2 million or 45.8% effective tax rate in the prior year quarter.  The effective tax rate for the current quarter was lower than the statutory rate because of meals and entertainment expenses that are not deductible for tax which reduced our income tax benefit related to the loss before income taxes of $22.6 million. The effective tax rate for the prior year quarter was higher than the statutory rate, due to non-deductible meals and entertainment expense, primarily for our flight crews, that are not deductible for tax and state income taxes.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table sets forth fixed-fee operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights - Fixed-Fee	Six Months Ended June 30,
	2011	2010	Change
Fixed-fee service revenues, excluding fuel (millions) [1]	481.9	477.7	0.9%
Passengers carried	8,055,383	8,406,246	(4.2)%
Revenue passenger miles (millions) [2]	3,940	4,193	(6.0)%
Available seat miles ("ASM") (millions) [3]	5,549	5,591	(0.7)%
Passenger load factor [4]	71.0%	75.0%	-4.0 pts
Cost per ASM, including interest expense (cents) 5 6	9.00	8.56	5.1%
Cost per ASM, including interest expense and excluding fuel expense (cents)[6]	8.10	7.96	1.8%
Operating aircraft at period end:
37-50 seat jets	59	64	(7.8)%
70-86 seat jets	115	113	1.8%
Block hours [7]	297,386	292,264	1.8%
Departures	173,108	172,602	0.3%
Average daily utilization of each aircraft (hours) [8]	10.1	9.8	3.1%
Average length of aircraft flight (miles)	479	485	(1.2)%
Average seat density	67	67	—

Operating Highlights - Branded	Six Months Ended June 30,
	2011	2010	Change
Total revenues (millions)	$857.2	$770.7	11.2%
Passengers carried	7,158,975	7,101,824	0.8%
Revenue passenger miles (millions) [2]	6,265	6,138	2.1%
Available seat miles ("ASM") (millions) [3]	7,524	7,584	(0.8)%
Passenger load factor [4]	83.3%	80.9%	2.4 pts
Total revenue per available seat mile (cents)	11.39	10.16	12.1%
Passenger revenue per ASM (cents)	10.93	9.76	12.0%
Cost per ASM (cents) 5 6	12.42	10.82	14.8%
Fuel cost per ASM (cents) [9]	4.75	3.51	35.3%
Cost per ASM, excluding fuel expense (cents) 5 6	7.67	7.31	4.9%
Gallons consumed	111,659,184	113,640,865	(1.7)%
Average cost per gallon [9]	$3.20	$2.38	34.5%
Operating aircraft at period end:
37-50 seat jets	17	14	21.4%
70-99 seat jets	32	37	(13.5)%
120+ seat jets	59	54	9.3%
Block hours [7]	181,663	193,906	(6.3)%
Departures	86,157	92,632	(7.0)%
Average daily utilization of each aircraft (hours) [8]	10.8	11.1	(2.7)%
Average length of aircraft flight (miles)	844	827	2.1%
Average seat density	103	99	4.0%

1.	Fixed-fee service revenues exclude cargo and other revenues and fuel expense that is a pass-through cost for fixed-fee business.

2.	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

3.	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

4.	Passenger load factor is revenue passenger miles divided by available seat miles.

5.	Total operating costs divided by available seat miles.

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

7.	Hours from takeoff to landing, including taxi time.

8.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

9.	Includes mark-to-market fuel hedge benefit of $5.2 million and expense of $5.4 million for the six months ended June 30, 2011 and 2010, respectively.

The following table sets forth information regarding the Company’s revenues and expenses for the six months ended June 30, 2011 and 2010. Individual expense components are also expressed in cents per ASM.

Six Months Ended					Cost per ASM
June 30, 2011	Fixed-fee	Branded	Other	Total	(cents)
TOTAL OPERATING REVENUES	$531.8	$857.2	$9.8	$1,398.8
OPERATING EXPENSES:
Wages and benefits	114.4	170.0	—	284.4	2.18
Aircraft fuel	49.9	357.7	—	407.6	3.12
Landing fees and airport rents	24.4	61.1	—	85.5	0.65
Aircraft and engine rent	43.7	79.9	1.8	125.4	0.96
Maintenance and repair	95.3	53.0	—	148.3	1.13
Insurance and taxes	10.8	10.5	—	21.3	0.16
Depreciation and amortization	63.2	36.2	2.9	102.3	0.78
Promotion and sales	—	72.3	—	72.3	0.55
Other	46.6	93.5	—	140.1	1.07
Total operating expenses	448.3	934.2	4.7	1,387.2	10.61
OPERATING INCOME (LOSS)	83.5	(77.0)	5.1	11.6
Total non-operating expense, net	(50.9)	(17.4)	(1.8)	(70.1)	(0.54)
INCOME (LOSS) BEFORE INCOME TAXES	$32.6	$(94.4)	$3.3	$(58.5)

Six Months Ended					Cost per ASM
June 30, 2010	Fixed-fee	Branded	Other	Total	(cents)
TOTAL OPERATING REVENUES	$511.3	$770.7	$10.0	$1,292.0
OPERATING EXPENSES:
Wages and benefits	115.9	163.9	0.1	279.9	2.12
Aircraft fuel	33.5	271.0	0.1	304.6	2.31
Landing fees and airport rents	25.8	57.4	—	83.2	0.63
Aircraft and engine rent	46.2	72.6	2.8	121.6	0.92
Maintenance and repair	85.3	35.5	0.5	121.3	0.92
Insurance and taxes	10.6	11.2	—	21.8	0.17
Depreciation and amortization	62.0	36.1	4.2	102.3	0.78
Promotion and sales	—	68.3	—	68.3	0.52
Other impairment charges	—	11.5	—	11.5	0.09
Other	44.4	108.8	0.7	153.9	1.17
Total operating expenses	423.7	836.3	8.4	1,268.4	9.63
OPERATING INCOME (LOSS)	87.6	(65.6)	1.6	23.6
Total non-operating expense, net	(55.1)	(19.1)	(3.0)	(77.2)	(0.59)
INCOME (LOSS) BEFORE INCOME TAXES	$32.5	$(84.7)	$(1.4)	$(53.6)

Operating revenue in 2011 increased 8.3%, or $106.8 million, to $1.40 billion from $1.29 billion primarily as a result of an increase in Frontier's unit revenues.   Total operating and interest expenses, excluding fuel and other impairment charges increased $20.1 million, to $1.05 billion in 2011 compared to $1.03 billion in 2010.

Factors relating to significant changes in operating expenses are discussed below.

Aircraft fuel expense increased 33.8%, or $103.0 million, to $407.6 million for 2011 compared to $304.6 million for 2010, primarily due to the increase in the average price per gallon of $3.20 in 2011 compared to $2.33 per gallon in 2010. The unit cost increased to 3.12¢ in 2011 compared to 2.31¢ in 2010.

Maintenance and repair expenses increased by 22.3%, or $27.0 million, to $148.3 million in 2011 compared to $121.3 million for 2010 due mainly to higher, scheduled restoration costs and increased engine overhauls. The unit cost increased to 1.13¢ in 2011 compared to 0.92¢ in 2010.

Other impairment charges of $11.5 million for the six months ended June 30, 2010 are primarily the result of management's decision to combine the branded operations under one name.  Trademark intangibles and other tangible assets related to the Midwest brand livery and tradename were written down to their fair values.  The unit cost was 0.09¢ in 2010.

We recorded an income tax benefit of $21.2 million or 36.2% for the six months ended June 30, 2011, compared with an income tax expense of $19.8 million or 36.9% effective tax rate in the prior year six months ended June 30, 2010. The effective tax rate for the six months ended June 30, 2011 and 2010 was slightly higher than the statutory rate due to state income taxes.

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

Liquidity and Capital Resources

As of June 30, 2011, we had total cash of $426.8 million of which $235.5 million was unrestricted.  At June 30, 2011, we had a working capital deficit of $194.7 million.   The Company currently anticipates that its unrestricted cash on hand, the cash generated from operations, and other financings will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

Working capital deficits are customary for airlines since the air traffic liability and a portion of the frequent flyer liability are classified as current liabilities.  Our liquidity depends to a large extent on the financial strength of our Partners in relation to our fixed-fee business and the number of passengers who fly in our branded passenger service, the fares they pay, our operating and capital expenditures, our financing activities, the amount of cash holdbacks imposed by our credit card processors, and the cost of fuel.  We cannot predict what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as volatile fuel prices, a depressed economy, a global credit and liquidity crisis, weather-related disruptions, the impact of airline bankruptcies or consolidations, U.S. military actions or acts of terrorism.

Net cash provided by operating activities was $24.9 million and $82.6 million for the six months ended June 30, 2011 and 2010, respectively. The $57.7 million decrease in operating cash flows is primarily attributable to the increase in restricted cash related to increased levels of advanced bookings at a higher average fare during the same period in 2010. Under our current agreement, we are eligible to receive 5% of Visa/MasterCard settlements when travel is booked and 95% is available from our processor as passengers fly. The increase of $96.4 million in restricted cash is also attributable to the increase of advanced bookings at a higher average fare when comparing June 30, 2011 to December 31, 2010.

Net cash provided in investing activities was $16.1 million for the six months ended June 30, 2011, compared to net cash used in investing activities of $6.3 million for the same period in 2010.  The increase in cash provided in investing activities is primarily attributable to a $33.5 million increase in net proceeds received from the sale of aircraft and other equipment in the first six months of 2011 compared to 2010.

Net cash used by financing activities was $140.9 million and $74.0 million for the six months ended June 30, 2011 and 2010, respectively.  The $66.9 million decrease in financing cash flows is primarily attributable to the early extinguishment of debt on the four aircraft sold during first six months of 2011 and higher proceeds from debt issuances in the first six months of 2010.

Aircraft Leases and Other Off-Balance Sheet Arrangements

We have significant obligations for aircraft and engines that are classified as operating leases, and therefore, are not reflected as liabilities on our balance sheet. Our aircraft leases expire between 2011 and 2023. As of June 30, 2011, our total mandatory payments under operating leases for aircraft aggregated approximately $1.6 billion and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $260.8 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. These leases expire through 2033. As of June 30, 2011, our total mandatory payments under other non-cancelable operating leases aggregated approximately $136.7 million. Total minimum annual other rental payments for the next 12 months are approximately $20.8 million.

Asset Impairment (2010)

As a result of the Company’s decision to unify its brand names, the Company announced its intent to discontinue the use of the tradename Midwest Airlines. During the six month period ended June 30, 2010, the Company fully impaired the value of the Midwest Airlines tradename intangible of $7.6 million to its fair value of zero based on level 3 inputs and incurred a write down on other assets related to the Midwest brand and aircraft liveries.  These impairments and other charges totaled $11.5 million in the first quarter of 2010 and are included in other impairment charges in the condensed consolidated statements of operations.

Critical Accounting Policies

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income - Presentation of Comprehensive Income. The standard revises guidance for the presentation and prominence of the items reported in other comprehensive income. It is effective for fiscal years beginning after December 15, 2011. The Company is currently evaluating the impact that the adoption of this standard will have on the presentation of the Company's consolidated financial statements.

In May 2011, the FASB issued ASU 2011-4, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU 2011-4 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company is currently evaluating the requirements of ASU 2011-4 and has not yet determined its impact on the consolidated financial statements.

In January 2010, the FASB issued an amendment to the Fair Value Measurements and Disclosures topic of the ASC. This amendment requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This amendment was effective for periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which was effective for fiscal years beginning after December 15, 2010. Accordingly, the Company has adopted this amendment in the current year by adding additional disclosures, except for the additional Level 3 requirements. The Company did not have any Level 3 measurements as of June 30, 2011.

In October 2009, the FASB issued guidance that changes the accounting for revenue arrangements with multiple deliverables. The guidance requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices and eliminates the use of the residual method of allocation.  The guidance establishes a hierarchy for determining the selling price of a deliverable, based on vendor-specific objective evidence, third-party evidence or estimated selling price.   In addition, this guidance expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The guidance is effective for the Company prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011, with early adoption permitted. The Company adopted this accounting standard on January 1, 2011 and the impact to the financial statements was not material.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

Our earnings can be affected by changes in interest rates due to amount of cash and cash equivalents held and variable rate debt. At June 30, 2011 and December 31, 2010, approximately $419.8 million and $482.7 million, respectively, of our outstanding debt was at variable interest rates.   A one hundred basis point change in the LIBOR rate would increase or decrease interest expense by $4.2 million and $4.8 million, respectively.

Aircraft Fuel Price Risk

Our results of operations are materially impacted by changes in aircraft fuel prices. In an effort to manage our exposure to this risk, we periodically place hedges on fuel instruments with crude oil or JET A fuel. We do not hold or issue any derivative financial instruments for trading purposes. These fuel hedges were not designated for hedge accounting, and, as such, realized and unrealized non-cash mark-to-market adjustments are included in aircraft fuel expense.  A one dollar change in the price per barrel of crude oil will increase or decrease our fuel expense by $1.4 million and $2.7 million for the three months and six months ended June 30, 2011.  A one-cent change in the cost of each gallon of fuel would impact our pre-tax income by approximately $0.6 million and $1.1 million for the three months and six months ended June 30, 2011, based on our current fleet and aircraft fuel consumption.

Airline Industry Competition

As mergers and other forms of industry consolidation, including antitrust immunity grants, take place, we might or might not be included as a participant. Depending on which carriers combine and which assets, if any, are sold or otherwise transferred to other carriers in connection with such combinations, our competitive position relative to the post-combination carriers or other carriers that acquire such assets could be harmed. In addition, as carriers combine through traditional mergers or antitrust immunity grants, their route networks will grow, and that growth will result in greater overlap with our network, which in turn could result in lower overall market share and revenues for us.

Item 4: Controls and Procedures

We maintain "disclosure controls and procedures", as such term is defined under Securities Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control

During the three months ended June 30, 2011, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

31.2
Certification by Timothy P. Dooley, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

32.2
Certification by Timothy P. Dooley, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: August 9, 2011	By:	/s/ Bryan K. Bedford
Name: Bryan K. Bedford
Title: Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated: August 9, 2011	By:	/s/ Timothy P. Dooley
Name: Timothy P. Dooley
Title: Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)