Form 10-Q
period 2011-09-30
REPUBLIC AIRWAYS HOLDINGS INC
filed 2011-11-09
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

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

☑Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☑No

Number of shares of Common Stock outstanding as of the close of business on November 9, 2011:  48,303,927.

TABLE OF CONTENTS

	Part I - Financial Information
Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	3

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2011 and 2010	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2011 and 2010	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

	Part II - Other Information
Item 1A.	Risk Factors	27

Item 6.	Exhibits	29

	Signatures	30

Exhibit 10.1 Flight Attendant Contract 2011-2016, between Frontier Airlines, Inc. and the Association of Flight Attendants - CWA, AFL-CIO, AFL-CIO, dated as of October 14, 2011
Exhibit 31.1 Certification by Chief Executive Officer
Exhibit 31.2 Certification by Chief Financial Officer
Exhibit 32.1 Certification by Chief Executive Officer
Exhibit 32.2 Certification by Chief Financial Officer
Exhibit 101 Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)

All other items of this report are inapplicable.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share and per share amounts)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$184.7	$291.2
Restricted cash	204.8	139.1
Receivables—net of allowance for doubtful accounts of $0.9 and $1.2, respectively	106.9	73.9
Inventories—net	113.1	94.6
Prepaid expenses and other current assets	63.6	56.4
Assets held for sale	39.8	43.5
Deferred income taxes	27.1	27.1
Total current assets	740.0	725.8
Aircraft and other equipment—net	2,983.0	3,173.5
Maintenance deposits	162.8	147.2
Other intangible assets—net	133.6	143.2
Other assets	183.3	159.0
Total	$4,202.7	$4,348.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$281.8	$269.0
Accounts payable	61.8	43.8
Air traffic liability	231.6	174.9
Deferred frequent flyer revenue—current portion	65.1	51.0
Accrued liabilities	292.3	246.6
Total current liabilities	932.6	785.3
Long-term debt—less current portion	2,087.2	2,308.7
Deferred frequent flyer revenue—less current portion	74.3	102.3
Deferred credits and other non—current liabilities	102.7	108.0
Deferred income taxes	419.9	434.7
Total liabilities	3,616.7	3,739.0
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; one vote per share;150,000,000 shares authorized; 58,107,574 and 58,062,574 shares issued and 48,327,348 and 48,173,058 shares outstanding, respectively	—	—
Additional paid-in capital	409.9	405.5
Treasury stock, 9,333,266 shares at cost	(181.8)	(181.8)
Accumulated other comprehensive loss	(2.5)	(2.7)
Accumulated earnings	360.4	388.7
Total stockholders' equity	586.0	609.7
Total	$4,202.7	$4,348.7
See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
OPERATING REVENUES:
Fixed-fee service	$277.1	$261.6	$808.9	$772.8
Passenger service	469.0	430.0	1,291.7	1,170.5
Cargo and other	21.8	20.3	66.1	60.6
Total operating revenues	767.9	711.9	2,166.7	2,003.9
OPERATING EXPENSES:
Wages and benefits	141.5	144.0	425.9	423.9
Aircraft fuel	225.8	154.0	633.4	458.6
Landing fees and airport rents	40.5	46.2	126.0	129.4
Aircraft and engine rent	68.4	60.7	193.8	182.3
Maintenance and repair	80.5	68.8	228.8	190.1
Insurance and taxes	11.1	11.8	32.4	33.6
Depreciation and amortization	49.3	50.8	151.6	153.1
Promotion and sales	33.4	35.1	105.7	103.4
Other impairment charges	—	—	—	11.5
Other	68.5	67.6	208.6	221.5
Total operating expenses	719.0	639.0	2,106.2	1,907.4
OPERATING INCOME	48.9	72.9	60.5	96.5
OTHER INCOME (EXPENSE):
Interest expense	(33.8)	(38.2)	(104.2)	(115.8)
Other—net	0.1	0.3	0.4	0.7
Total other expense	(33.7)	(37.9)	(103.8)	(115.1)
INCOME (LOSS) BEFORE INCOME TAXES	15.2	35.0	(43.3)	(18.6)
INCOME TAX EXPENSE (BENEFIT)	6.2	13.8	(15.0)	(6.0)
NET INCOME (LOSS)	9.0	21.2	(28.3)	(12.6)
NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.19	$0.62	$(0.59)	$(0.37)
NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.18	$0.58	$(0.59)	$(0.37)

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2011	2010
NET CASH FROM OPERATING ACTIVITIES	$79.1	$166.5
INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(21.7)	(28.4)
Proceeds from sale of aircraft and other equipment	77.1	73.9
Aircraft deposits	(19.4)	(22.2)
Other, net	(5.9)	15.7
NET CASH FROM INVESTING ACTIVITIES	30.1	39.0
FINANCING ACTIVITIES:
Payments on debt	(154.8)	(156.9)
Proceeds from debt issuance	13.8	54.7
Payments on early extinguishment of debt	(74.4)	(60.0)
Other, net	(0.3)	(1.8)
NET CASH FROM FINANCING ACTIVITIES	(215.7)	(164.0)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(106.5)	41.5
CASH AND CASH EQUIVALENTS—Beginning of period	291.2	157.5
CASH AND CASH EQUIVALENTS—End of period	$184.7	$199.0
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$95.4	$105.1
Income taxes paid	0.4	0.6
NON-CASH INVESTING & FINANCING TRANSACTIONS:
Aircraft, inventories, and other equipment purchased through financing arrangements from manufacturer	$—	$16.4
Parts, training and lease credits from aircraft manufacturer	—	(16.6)
Engines received and not yet paid	5.0	—

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

In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed March 15, 2011.

2. Summary of Significant Accounting Policies

Rental Income – Under the Company’s fixed-fee code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  The Company has concluded that a component of its fixed-fee service revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the three months ended September 30, 2011 and 2010 were $80.9 million and $79.2 million, respectively. The amounts deemed to be rental income during the nine months ended September 30, 2011 and 2010 were each $238.2 million and have been included in fixed-fee service revenues in the Company’s condensed consolidated statements of operations.

Assets Held for Sale – Assets held for sale at September 30, 2011 consist of two Q400 aircraft, flight equipment and spare aircraft parts recorded at the lower of carrying value or their estimated fair value, less cost to sell. One of the Q400 aircraft in assets held for sale has been held for a period longer than one year. The Company has actively marketed the plane and it is carried at net realizable value. In the current year, we sold one Q400 aircraft for $16.5 million. The Company recorded a gain of approximately $0.4 million, and the proceeds from the sale were used to reduce the related debt secured by the aircraft.

Stockholders’ Equity – The following summarizes the activity of the stockholders’ equity accounts for the period from December 31, 2010 through September 30, 2011.  Additional paid-in capital increased to $409.9 million from $405.5 million due to $4.4 million of stock compensation expense.  Accumulated other comprehensive loss decreased to $2.5 million from $2.7 million due to the reclassification adjustment for loss realized on derivatives, net of tax.  Accumulated earnings decreased from $388.7 million to $360.4 million based on current year to date net loss.

Net Income (Loss) Per Common Share – The following table is based on the weighted average number of common shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Basic and diluted income (loss) per share:

Net income (loss) (millions)	$9.0	$21.2	$(28.3)	$(12.6)

Income effect of assumed-conversion interest on 8.0% convertible debt	0.3	0.3	—	—

Income (loss) after assumed conversion	$9.3	$21.5	$(28.3)	$(12.6)

Weighted average common shares outstanding (millions)	48.2	34.3	48.3	34.3
Effect of dilutive securities:
Stock options	0.4	0.1	—	—
Convertible debt	2.2	2.5	—	—
Shares used to computed diluted earnings per share	50.8	36.9	48.3	34.3

Basic income (loss) per share	$0.19	$0.62	$(0.59)	$(0.37)

Diluted income (loss) per share	$0.18	$0.58	$(0.59)	$(0.37)

The Company excluded 4.4 million and 5.0 million of employee stock options from the calculation of diluted net income per share due to their anti-dilutive impact for the three months ended September 30, 2011 and 2010, respectively. The Company excluded 4.1 million and 5.3 million of employee stock options from the calculation of diluted net income (loss) per share due to their anti-dilutive impact for the nine months ended September 30, 2011 and 2010.

Included in the Company's debt is a convertible note payable that has a $22.3 million face value and is convertible in whole or in part for up to 2.2 million shares of the Company’s common stock as of September 30, 2011.  The convertible note payable was anti-dilutive for the nine months ended September 30, 2011.

Fair Value Measurements - ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosures about how fair value is determined for assets and liabilities and a hierarchy for which these assets and liabilities must be grouped is established.  The Topic establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1	quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2	quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	unobservable inputs for the asset or liability.

The following table sets forth information regarding the Company's assets (liabilities) measured at fair value on a recurring basis (in millions):

Accrued Liabilities	September 30, 2011	Level 1	Level 2	Level 3
Fuel hedge contracts	$(0.5)	$—	$(0.5)	$—

Prepaid Expenses	December 31, 2010	Level 1	Level 2	Level 3
Fuel hedge contracts	$2.7	$—	$2.7	$—

Fuel Derivatives - The Company’s derivative contracts are privately negotiated contracts and are not exchange traded.   The recurring fair value measurements based on level 2 inputs are estimated with option pricing models that employ observable and certain unobservable inputs.  Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.

Hedge Benefits (Expenses) - The Company does not hold or issue any derivative financial instruments for speculative trading purposes.  The Company chose not to designate these derivatives as hedges, and as such, realized and unrealized mark-to-market adjustments are included in aircraft fuel expense in the condensed consolidated statements of operations.

The following table sets forth information regarding the Company's benefit (expense) recorded in the condensed consolidated Statements of Operations related to our hedge contracts (in millions):

	September 30,
Three months ended	2011	2010
Aircraft fuel expense	$(0.2)	$(5.0)

Nine months ended	2011	2010
Aircraft fuel expense	$0.1	$(5.6)

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

In May 2011, the FASB issued ASU 2011-4, Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurements. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. ASU 2011-4 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company is currently evaluating the requirements of ASU 2011-4 and has not yet determined its impact on the consolidated financial statements.

In January 2010, the FASB issued an amendment to the Fair Value Measurements and Disclosures topic of the ASC. This amendment requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This amendment was effective for periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which was effective for fiscal years beginning after December 15, 2010. Accordingly, the Company has adopted this amendment in the current year by adding additional disclosures, except for the additional Level 3 requirements. The Company did not have any Level 3 measurements as of September 30, 2011.

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

3.  Debt

During the nine months ended September 30, 2011, the Company received an additional $13.8 million related to the affinity credit card program, which is reflected in current debt in the September 30, 2011 consolidated balance sheet.

During the nine months ended September 30, 2011, the Company sold five A318 aircraft for proceeds of $59.5 million and one Q400 aircraft for proceeds of $16.5 million. The proceeds from the sale of these aircraft were used to extinguish the debt associated with these aircraft of $74.4 million. The Company recorded a gain of approximately $0.6 million on the A318 aircraft and $0.4 million on the Q400 aircraft.

We are required to comply with certain financial covenants under certain financing arrangements.  We are required to maintain a level of minimum unrestricted cash and maintain cash flow and working capital covenants.  As of September 30, 2011, we were in compliance with all our covenants.

4. Commitments and Contingencies

Commitments

During the nine months ended September 30, 2011, the Company took delivery of seven A320 aircraft, which were lease financed.

Contingencies

As previously announced on May 3, 2011, we have undertaken a restructuring initiative at Frontier aimed at reducing costs by an aggregate of $120 million. On June 10, 2011, Frontier reached a tentative agreement with the Frontier pilots (the “Pilots”) then represented by the Frontier Airlines Pilot Association ("FAPA"), pursuant to which FAPA agreed in principle to the restructuring of certain wages and benefits. On June 17, 2011, the tentative agreement was ratified by the Pilots.
The restructuring agreement included, among other things, (i) the postponement of certain pay increases, (ii) reduced Company contributions to the Pilots' 401(k) plan, (iii) reduced accruals for vacation days and sick days and (iv) an extension of the collective bargaining agreement by two years (collectively, the "Investment"). In exchange for the Investment, the Frontier pilots will receive an equity stake in Frontier valued at $7.2 million, which vests over the term of the agreement. The Company has agreed to certain other conditions which must be met during the term to continue the Investment by the Frontier pilots. Those conditions include aircraft growth at Frontier, a liquidity raise of at least $70 million by the Company through one or more debt issuances or other financings, material execution of Frontier's restructuring program by the end of 2011, and a good faith effort by the Company to attract equity investment(s) in Frontier that would reduce the Company's ownership of Frontier to a minority interest by December 31, 2014. In addition, the Company has agreed to establish a profit sharing program for Frontier employees.
On June 28, 2011, the International Brotherhood of Teamsters, Airline Division (the "IBT") replaced FAPA as the representative of Frontier pilots when the IBT was certified as the exclusive bargaining representative of the pilots. On August 3, 2011 the IBT filed suit against the Company and Frontier seeking to have the restructuring agreement declared null and void or, alternatively, seeking that the IBT, manage the equity investment of the Frontier pilots and due to accusations that the Company interfered with the election process.
We believe that these allegations are baseless and that we did not interfere in the election process, which in fact the IBT won. We intend to vigorously defend ourselves and Frontier against this complaint, but there can be no assurance that we will be successful. If we are not successful and the restructuring agreement with our Frontier pilots is declared null and void, Frontier would lose approximately $9 million to $10 million in annual cost savings on average over the next five years, which may have a material adverse effect on our business, financial condition or results of operations.

The Company is subject to certain legal and administrative actions which management considers routine to its business activities. As of September 30, 2011 management believes, after consultation with legal counsel, the ultimate outcome of any pending legal matters, except the information discussed above, will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

American may terminate the code-share agreement without cause upon 180 days notice on or after September 30, 2011.  If American exercises this right, it is required to reimburse us for certain costs and the Company and American have certain "put" and "call" rights with respect to the aircraft we operate for them. We have not received any notice from American to terminate the agreement.

If Delta exercises its partial termination right, or if we terminate the code-share agreement in the event of Delta's bankruptcy or insolvency, a breach of the agreement by Delta or because an event of force majeure has occurred that continues for at least two consecutive months, we may require Delta to either purchase or sublease any of the terminated aircraft we own at a specified price or to assume the lease of any aircraft that we lease. If we choose not to exercise this "put" right upon any termination by Delta, Delta has the right to require us to sell or sublease to them the terminated aircraft we own for a specified amount or to assume the leases of the terminated aircraft that we lease. Delta may also exercise this "call" right if it terminates the code-share agreement for any of the reasons set forth above.

United has a call option to assume our ownership or leasehold interest in certain aircraft if we wrongfully terminate the code-share agreements or if United terminates the agreements upon our breach for certain reasons.

As of September 30, 2011, approximately 55% of the Company's workforce is employed under union contracts. The union contracts for our pilots and our flight attendants, except Frontier’s pilots, is currently amendable.

5. Asset Impairment

In 2010, the Company decided to unify its brand. The Company discontinued the use of the tradename "Midwest Airlines". During the nine month period ended September 30, 2010, the Company fully impaired the value of the Midwest Airlines tradename intangible of $7.6 million to its fair value of zero based on level 3 inputs and incurred a write-down on other assets related to the Midwest brand and aircraft liveries.  These impairments and other charges totaled $11.5 million in the first quarter of 2010 and are included in other impairment charges in the condensed consolidated statements of operations.

6. Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to and regularly evaluated by the company’s chief operating decision maker ("CODM") when deciding how to allocate resources and in assessing performance.

The Company has identified three reportable segments: fixed-fee service, branded passenger service, and other.

Financial information as of and for the three months ended September 30, 2011 and 2010 for the Company’s reportable segments is as follows (in millions):

Three Months Ended
September 30, 2011	Fixed-fee	Branded	Other	Total
TOTAL OPERATING REVENUES	$277.1	$485.9	$4.9	$767.9
OPERATING EXPENSES:
Wages and benefits	58.4	83.1	—	141.5
Aircraft fuel	29.3	196.5	—	225.8
Landing fees and airport rents	12.4	28.1	—	40.5
Aircraft and engine rent	20.3	47.2	0.9	68.4
Maintenance and repair	53.7	26.8	—	80.5
Insurance and taxes	5.5	5.6	—	11.1
Depreciation and amortization	33.3	14.6	1.4	49.3
Promotion and sales	—	33.4	—	33.4
Other	20.8	47.7	—	68.5
Total operating expenses	233.7	483.0	2.3	719.0
OPERATING INCOME	43.4	2.9	2.6	48.9
Total non-operating expense, net	(26.1)	(6.9)	(0.7)	(33.7)
INCOME (LOSS) BEFORE INCOME TAXES	$17.3	$(4.0)	$1.9	$15.2

Total assets	$2,619.8	$1,469.2	$113.7	$4,202.7
Total debt	1,830.4	447.2	91.4	2,369.0

Three Months Ended
September 30, 2010	Fixed-fee	Branded	Other	Total
TOTAL OPERATING REVENUES	$261.6	$445.9	$4.4	$711.9
OPERATING EXPENSES:
Wages and benefits	59.7	84.3	—	144.0
Aircraft fuel	16.7	137.3	—	154.0
Landing fees and airport rents	12.9	33.3	—	46.2
Aircraft and engine rent	22.3	37.5	0.9	60.7
Maintenance and repair	41.6	27.1	0.1	68.8
Insurance and taxes	5.7	6.1	—	11.8
Depreciation and amortization	31.4	18.1	1.3	50.8
Promotion and sales	—	35.1	—	35.1
Other	21.9	45.3	0.4	67.6
Total operating expenses	212.2	424.1	2.7	639.0
OPERATING INCOME	49.4	21.8	1.7	72.9
Total other non-operating expense, net	(26.7)	(10.2)	(1.0)	(37.9)
INCOME BEFORE INCOME TAXES	$22.7	$11.6	$0.7	$35.0

Total assets	$2,709.7	$1,427.3	$210.0	$4,347.0
Total debt	1,760.5	799.2	72.9	2,632.6

Financial information as of and for the nine months ended September 30, 2011 and 2010 for the Company’s reportable segments is as follows (in millions):

Nine Months Ended
September 30, 2011	Fixed-fee	Branded	Other	Total
TOTAL OPERATING REVENUES	$808.9	$1,343.1	$14.7	$2,166.7
OPERATING EXPENSES:
Wages and benefits	172.8	253.1	—	425.9
Aircraft fuel	79.2	554.2	—	633.4
Landing fees and airport rents	36.8	89.2	—	126.0
Aircraft and engine rent	63.9	127.2	2.7	193.8
Maintenance and repair	149.0	79.8	—	228.8
Insurance and taxes	16.3	16.1	—	32.4
Depreciation and amortization	96.4	50.8	4.4	151.6
Promotion and sales	—	105.7	—	105.7
Other	67.6	141.0	—	208.6
Total operating expenses	682.0	1,417.1	7.1	2,106.2
OPERATING INCOME (LOSS)	126.9	(74.0)	7.6	60.5
Total non-operating expense, net	(77.0)	(24.3)	(2.5)	(103.8)
INCOME (LOSS) BEFORE INCOME TAXES	$49.9	$(98.3)	$5.1	$(43.3)

Total assets	$2,619.8	$1,469.2	$113.7	$4,202.7
Total debt	1,830.4	447.2	91.4	2,369.0

Nine Months Ended
September 30, 2010	Fixed-fee	Branded	Other	Total
TOTAL OPERATING REVENUES	$772.8	$1,216.7	$14.4	$2,003.9
OPERATING EXPENSES:
Wages and benefits	175.6	248.2	0.1	423.9
Aircraft fuel	50.2	408.3	0.1	458.6
Landing fees and airport rents	38.7	90.7	—	129.4
Aircraft and engine rent	68.5	110.1	3.7	182.3
Maintenance and repair	126.9	62.6	0.6	190.1
Insurance and taxes	16.3	17.3	—	33.6
Depreciation and amortization	93.4	54.2	5.5	153.1
Promotion and sales	—	103.4	—	103.4
Other impairment charges	—	11.5	—	11.5
Other	66.3	154.1	1.1	221.5
Total operating expenses	635.9	1,260.4	11.1	1,907.4
OPERATING INCOME (LOSS)	136.9	(43.7)	3.3	96.5
Total non-operating expense, net	(81.8)	(29.2)	(4.1)	(115.1)
INCOME (LOSS) BEFORE INCOME TAXES	$55.1	$(72.9)	$(0.8)	$(18.6)

Total assets	$2,709.7	$1,427.3	$210.0	$4,347.0
Total debt	1,760.5	799.2	72.9	2,632.6

7. Recent Business Developments and Subsequent Events

On July 13, 2011, a severe hailstorm occurred at the Denver International Airport, damaging 22 aircraft that operate on behalf of Frontier. In the following days, Frontier cancelled approximately 250 flights while the aircraft were being repaired. The Company accommodated affected passengers on other airlines and contracted with other airlines to operate flights on behalf of Frontier. The Company estimates that its revenues and pre-tax income on Frontier was negatively impacted by approximately $10 million, including the insurance deductible, in the third quarter due to the hailstorm.

On August 2, 2011, Frontier and the Association of Flight Attendants - CWA ("AFA-CWA") agreed on the terms to be incorporated into a collective bargaining agreement between Frontier and its flight attendants and the restructuring of certain wages and benefits, including vacation and sick accruals, other pay-related changes and a suspension of the 401(k) match through 2015.  The agreement was ratified by Frontier's flight attendants on August 30, 2011. In exchange for the contributions, Frontier's flight attendants will receive an equity stake in Frontier valued at $2.1 million that vests over the term of the agreement and will be eligible to participate in Frontier's profit sharing program.  The restructuring is expected to save Frontier approximately $16 million in labor costs over a four-year period.

As of November 7, 2011, the Company has finalized agreements with its A319 aircraft lessors that will provide for an annual reduction in lease expense of more than $26 million in 2012. These agreements also provide for the return of four A319 aircraft during the first quarter of 2012. The Company anticipates to write off $21.2 million in maintenance deposit reserves associated with these four A319 aircraft.

The Company has finalized its agreement with Airbus to purchase 80 A319/320 New Engine Option (NEO) aircraft. The aircraft will be powered by CFM International, Inc. (“CFM”) LEAP-x engines. These aircraft will be operated by Frontier and are expected to be placed into service beginning in the second half of 2016.

The Company has also finalized its agreement with CFM that covers, among other things, a fuel burn guarantee on the Airbus NEO aircraft, future spare engine pricing, and a reduction in the overhaul cost of existing Airbus engines. Due to the agreement being finalized on November 7, 2011 the Company updated the future contractual obligations table, given the significant changes in commitment since December 31, 2010.

Future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due By Period
						Beyond
	2011(1)	2012 (1)	2013 (1)	2014	2015	2016	Total
Debt or lease financed aircraft under purchase obligations	$182.8	$388.0	$255.5	$0.5	$792.2	$8,920	$10,539.0
Engines under firm orders	4.1	9.1	—	—	14.0	28.0	55.2
Total contractual obligations for aircraft and engines	$186.9	$397.1	$255.5	$0.5	$806.2	$8,948	$10,594.2

(1) 2012 and 2013 contain twelve and six conditional firm orders on E190's, respectively. The Company is currently negotiating with the aircraft manufacturer to modify the delivery schedule of the aircraft. The Company anticipates taking delivery of two E190's in the fourth quarter of 2011 and delaying all future deliveries.

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

As of September 30, 2011, the Company’s operating airline subsidiaries offered scheduled passenger service on 1,532 flights daily to 131 cities in 45 states, Canada, Mexico, and Costa Rica under branded operations as Frontier Airlines and through fixed-fee code-share agreements with AMR Corp., the parent of American Airlines, Inc. ("American"), Continental Airlines, Inc. ("Continental"), Delta Air Lines, Inc. ("Delta"), United Air Lines, Inc. ("United"), and US Airways, Inc. ("US Airways") (collectively referred to as our "Partners").

Our branded network has a regional focus in Denver, CO, Kansas City, MO, and Milwaukee, WI.  The branded passenger service operation exposes us to changes in passenger demand, fare competition and fluctuations in fuel prices.

Fleet

During the nine months ended September 30, 2011, our operational fleet increased from 275 to 279. The Company took delivery of seven A320 aircraft, placed into service three A319 aircraft, sold five A318 aircraft, four of which have remained in the fleet under sale leaseback agreements. The Company also returned two E145 aircraft and three E135 aircraft to the lessor.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table sets forth fixed-fee operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights - Fixed-Fee	Three Months Ended September 30,
	2011	2010	Change
Fixed-fee service revenues, excluding fuel (millions) [1]	247.8	244.9	1.2%
Passengers carried	4,285,590	4,636,672	(7.6)%
Revenue passenger miles (millions) [2]	2,142	2,285	(6.3)%
Available seat miles ("ASM") (millions) [3]	2,899	2,956	(1.9)%
Passenger load factor [4]	73.8%	77.3%	-3.5 pts
Cost per ASM, including interest expense (cents) 5 6	8.96	8.08	10.9%
Cost per ASM, including interest expense and excluding fuel expense (cents)[6]	7.95	7.52	5.7%
Operating aircraft at period end:
37-50 seat jets	58	64	(9.4)%
70-86 seat jets	126	113	11.5%
Block hours [7]	153,262	153,506	—%
Departures	89,120	93,273	(4.5)%
Average daily utilization of each aircraft (hours) [8]	10.5	10.2	2.9%
Average length of aircraft flight (miles)	485	476	1.9%
Average seat density	67	67	—

Operating Highlights - Branded	Three Months Ended September 30,
	2011	2010	Change
Total revenues (millions)	$485.9	$445.9	9.0%
Passengers carried	4,213,221	4,065,352	3.6%
Revenue passenger miles (millions) [2]	3,553	3,495	1.7%
Available seat miles ("ASM") (millions) [3]	3,963	3,997	(0.9)%
Passenger load factor [4]	89.7%	87.4%	2.3 pts
Total revenue per available seat mile (cents)	12.26	11.15	10.0%
Passenger revenue per ASM (cents)	11.83	10.76	9.9%
Cost per ASM (cents) 5 6	12.19	10.60	15.0%
Fuel cost per ASM (cents) [9]	4.96	3.43	44.6%
Cost per ASM, excluding fuel expense (cents) 5 6	7.23	7.17	0.8%
Gallons consumed	58,157,209	58,967,933	(1.4)%
Average cost per gallon [9]	$3.38	$2.32	45.7%
Operating aircraft at period end:
37-50 seat jets	15	13	15.4%
70-99 seat jets	21	36	(41.7)%
120+ seat jets	59	51	15.7%
Block hours [7]	90,184	97,977	(8.0)%
Departures	44,677	47,961	(6.8)%
Average daily utilization of each aircraft (hours) [8]	11.2	11.0	1.8%
Average length of aircraft flight (miles)	821	827	(0.7)%
Average seat density	108	101	6.9%

1.	Fixed-fee service revenues exclude cargo and other revenues and fuel expense that is a pass-through cost for fixed-fee business.

2.	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

3.	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

4.	Passenger load factor is revenue passenger miles divided by available seat miles.

5.	Total operating costs divided by available seat miles.

6.
Costs (in all periods) exclude expenses not attributable to either fixed-fee or branded segments. Total operating and interest expenses excluding other impairment charges is not a calculation based on accounting principles generally accepted in the United States of America and should not be considered as an alternative to total operating expenses. Cost per available seat mile utilizing this measurement is included, as it is a measurement recognized by the investing public relative to the airline industry.

7.	Hours from takeoff to landing, including taxi time.

8.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

9.	Includes mark-to-market fuel hedge expense of $5.0 million and $0.2 million for the three months ended September 30, 2011 and 2010, respectively.

The following table sets forth information regarding the Company’s revenues and expenses for the three months ended September 30, 2011 and 2010. Individual expense components are also expressed in cents per ASM.

Three Months Ended					Cost per ASM
September 30, 2011	Fixed-fee	Branded	Other	Total	(cents)
TOTAL OPERATING REVENUES	$277.1	$485.9	$4.9	$767.9
OPERATING EXPENSES:
Wages and benefits	58.4	83.1	—	141.5	2.06
Aircraft fuel	29.3	196.5	—	225.8	3.29
Landing fees and airport rents	12.4	28.1	—	40.5	0.59
Aircraft and engine rent	20.3	47.2	0.9	68.4	1.00
Maintenance and repair	53.7	26.8	—	80.5	1.17
Insurance and taxes	5.5	5.6	—	11.1	0.16
Depreciation and amortization	33.3	14.6	1.4	49.3	0.72
Promotion and sales	—	33.4	—	33.4	0.49
Other	20.8	47.7	—	68.5	1.00
Total operating expenses	233.7	483.0	2.3	719.0	10.48
OPERATING INCOME	43.4	2.9	2.6	48.9
Total non-operating expense, net	(26.1)	(6.9)	(0.7)	(33.7)	(0.49)
INCOME (LOSS) BEFORE INCOME TAXES	$17.3	$(4.0)	$1.9	$15.2

Three Months Ended					Cost per ASM
September 30, 2010	Fixed-fee	Branded	Other	Total	(cents)
TOTAL OPERATING REVENUES	$261.6	$445.9	$4.4	$711.9
OPERATING EXPENSES:
Wages and benefits	59.7	84.3	—	144.0	2.07
Aircraft fuel	16.7	137.3	—	154.0	2.21
Landing fees and airport rents	12.9	33.3	—	46.2	0.66
Aircraft and engine rent	22.3	37.5	0.9	60.7	0.87
Maintenance and repair	41.6	27.1	0.1	68.8	0.99
Insurance and taxes	5.7	6.1	—	11.8	0.17
Depreciation and amortization	31.4	18.1	1.3	50.8	0.73
Promotion and sales	—	35.1	—	35.1	0.50
Other	21.9	45.3	0.4	67.6	0.97
Total operating expenses	212.2	424.1	2.7	639.0	9.19
OPERATING INCOME	49.4	21.8	1.7	72.9
Total non-operating expense, net	(26.7)	(10.2)	(1.0)	(37.9)	(0.55)
INCOME BEFORE INCOME TAXES	$22.7	$11.6	$0.7	$35.0

Operating revenue in 2011 increased 7.9%, or $56.0 million, to $767.9 million from $711.9 million primarily as a result of an increase in Frontier's unit revenues and an increase in the amount of aircraft flying for the fixed-fee segment.   Total operating and interest expenses, excluding fuel increased 0.7%, or $3.8 million, to $527.0 million in 2011 compared to $523.2 million in 2010.

Factors relating to significant changes in operating expenses are discussed below.

Aircraft fuel expense increased 46.6%, or $71.8 million, to $225.8 million for 2011 compared to $154.0 million for 2010, due primarily to the increase in the average price per gallon of $3.38 in 2011 compared to $2.32 per gallon in 2010. The unit cost increased to 3.29¢ in 2011 compared to 2.21¢ in 2010.

Landing fees and airport rent expenses decreased by 12.3%, or $5.7 million, to $40.5 million in 2011 compared to $46.2 million for 2010. During the three months ended September 30, 2011, the Company recorded a true-up to its annual rent rebate adjustment from Denver International Airport of approximately $3.5 million. The unit cost decreased to 0.59¢ in 2011 compared to 0.66¢ in 2010.

Aircraft and engine rent expenses increased by 12.7%, or $7.7 million, to $68.4 million in 2011 compared to $60.7 million for 2010 due mainly to the delivery of lease financed Airbus aircraft during the first half of 2011. The unit cost increased to 1.00¢ in 2011 compared to 0.87¢ in 2010.

Maintenance and repair expenses increased by 17.0%, or $11.7 million, to $80.5 million in 2011 compared to $68.8 million for 2010 due mainly to higher, scheduled heavy check maintenance on all aircraft and engine restoration costs on 50-seat aircraft. The unit cost increased to 1.17¢ in 2011 compared to 0.99¢ in 2010.

Interest expense decreased 11.5%, or $4.4 million, to $33.8 million compared with $38.2 million due primarily to the decrease in the number of owned Airbus and Q400 aircraft year over year, and the reduction in debt. The unit cost decreased to 0.49¢ from 0.55¢ in 2010.

We recorded an income tax expense of $6.2 million or 40.8% effective tax rate in the current quarter compared with an income tax expense of $13.8 million or 39.4% effective tax rate in the prior year quarter.  The effective tax rate for the current and prior year quarter were higher than the statutory rate due to non-deductible meals and entertainment expense, primarily for our flight crews, that are not deductible for federal tax and state income taxes.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table sets forth fixed-fee operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights - Fixed-Fee	Nine Months Ended September 30,
	2011	2010	Change
Fixed-fee service revenues, excluding fuel (millions) [1]	729.7	722.6	1.0%
Passengers carried	12,340,973	13,042,918	(5.4)%
Revenue passenger miles (millions) [2]	6,082	6,479	(6.1)%
Available seat miles ("ASM") (millions) [3]	8,449	8,546	(1.1)%
Passenger load factor [4]	72.0%	75.8%	-3.8 pts
Cost per ASM, including interest expense (cents) 5 6	8.98	8.40	6.9%
Cost per ASM, including interest expense and excluding fuel expense (cents)[6]	8.05	7.81	3.1%
Operating aircraft at period end:
37-50 seat jets	58	64	(9.4)%
70-86 seat jets	126	113	11.5%
Block hours [7]	450,648	445,769	1.1%
Departures	262,228	265,875	(1.4)%
Average daily utilization of each aircraft (hours) [8]	10.2	9.9	3.0%
Average length of aircraft flight (miles)	481	482	(0.2)%
Average seat density	67	67	—

Operating Highlights - Branded	Nine Months Ended September 30,
	2011	2010	Change
Total revenues (millions)	$1,343.0	$1,216.6	10.4%
Passengers carried	11,372,196	11,167,176	1.8%
Revenue passenger miles (millions) [2]	9,818	9,633	1.9%
Available seat miles ("ASM") (millions) [3]	11,487	11,582	(0.8)%
Passenger load factor [4]	85.5%	83.2%	2.3 pts
Total revenue per available seat mile (cents)	11.69	10.50	11.3%
Passenger revenue per ASM (cents)	11.24	10.11	11.2%
Cost per ASM (cents) 5 6	12.34	10.74	14.9%
Fuel cost per ASM (cents) [9]	4.82	3.48	38.5%
Cost per ASM, excluding fuel expense (cents) 5 6	7.52	7.26	3.6%
Gallons consumed	169,816,393	172,608,798	(1.6)%
Average cost per gallon [9]	$3.26	$2.33	40.0%
Operating aircraft at period end:
37-50 seat jets	15	13	15.4%
70-99 seat jets	21	36	(41.7)%
120+ seat jets	59	51	15.7%
Block hours [7]	271,847	291,883	(6.9)%
Departures	130,834	140,593	(6.9)%
Average daily utilization of each aircraft (hours) [8]	10.9	11.1	(1.8)%
Average length of aircraft flight (miles)	836	827	1.1%
Average seat density	105	100	5.0%

1.	Fixed-fee service revenues exclude cargo and other revenues and fuel expense that is a pass-through cost for fixed-fee business.

2.	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

3.	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

4.	Passenger load factor is revenue passenger miles divided by available seat miles.

5.	Total operating costs divided by available seat miles.

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

7.	Hours from takeoff to landing, including taxi time.

8.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

9.	Includes mark-to-market fuel hedge benefit of $0.1 million and expense of $5.6 million for the nine months ended September 30, 2011 and 2010, respectively.

The following table sets forth information regarding the Company’s revenues and expenses for the nine months ended September 30, 2011 and 2010. Individual expense components are also expressed in cents per ASM.

Nine Months Ended					Cost per ASM
September 30, 2011	Fixed-fee	Branded	Other	Total	(cents)
TOTAL OPERATING REVENUES	$808.9	$1,343.1	$14.7	$2,166.7
OPERATING EXPENSES:
Wages and benefits	172.8	253.1	—	425.9	2.14
Aircraft fuel	79.2	554.2	—	633.4	3.18
Landing fees and airport rents	36.8	89.2	—	126.0	0.63
Aircraft and engine rent	63.9	127.2	2.7	193.8	0.97
Maintenance and repair	149.0	79.8	—	228.8	1.15
Insurance and taxes	16.3	16.1	—	32.4	0.16
Depreciation and amortization	96.4	50.8	4.4	151.6	0.76
Promotion and sales	—	105.7	—	105.7	0.53
Other	67.6	141.0	—	208.6	1.05
Total operating expenses	682.0	1,417.1	7.1	2,106.2	10.56
OPERATING INCOME (LOSS)	126.9	(74.0)	7.6	60.5
Total non-operating expense, net	(77.0)	(24.3)	(2.5)	(103.8)	(0.52)
INCOME (LOSS) BEFORE INCOME TAXES	$49.9	$(98.3)	$5.1	$(43.3)

Nine Months Ended					Cost per ASM
September 30, 2010	Fixed-fee	Branded	Other	Total	(cents)
TOTAL OPERATING REVENUES	$772.8	$1,216.7	$14.4	$2,003.9
OPERATING EXPENSES:
Wages and benefits	175.6	248.2	0.1	423.9	2.11
Aircraft fuel	50.2	408.3	0.1	458.6	2.28
Landing fees and airport rents	38.7	90.7	—	129.4	0.64
Aircraft and engine rent	68.5	110.1	3.7	182.3	0.91
Maintenance and repair	126.9	62.6	0.6	190.1	0.94
Insurance and taxes	16.3	17.3	—	33.6	0.17
Depreciation and amortization	93.4	54.2	5.5	153.1	0.76
Promotion and sales	—	103.4	—	103.4	0.51
Other impairment charges	—	11.5	—	11.5	0.06
Other	66.3	154.1	1.1	221.5	1.10
Total operating expenses	635.9	1,260.4	11.1	1,907.4	9.48
OPERATING INCOME (LOSS)	136.9	(43.7)	3.3	96.5
Total non-operating expense, net	(81.8)	(29.2)	(4.1)	(115.1)	(0.57)
INCOME (LOSS) BEFORE INCOME TAXES	$55.1	$(72.9)	$(0.8)	$(18.6)

Operating revenue in 2011 increased 8.1%, or $162.8 million, to $2.2 billion from $2.0 billion primarily as a result of an increase in Frontier's unit revenues and an increase in fixed-fee operational fleet.   Total operating and interest expenses, excluding fuel and other impairment charges increased 1.5%, or $24.2 million, to $1.58 billion in 2011 compared to $1.55 billion in 2010.

Factors relating to significant changes in operating expenses are discussed below.

Aircraft fuel expense increased 38.1%, or $174.8 million, to $633.4 million for 2011 compared to $458.6 million for 2010, primarily due to the increase in the average price per gallon of $3.26 in 2011 compared to $2.33 per gallon in 2010. The unit cost increased to 3.18¢ in 2011 compared to 2.28¢ in 2010.

Maintenance and repair expenses increased by 20.4%, or $38.7 million, to $228.8 million in 2011 compared to $190.1 million for 2010 due mainly to higher, scheduled heavy check maintenance on all aircraft, engine restoration costs on 50-seat aircraft and increased engine overhauls on Airbus aircraft. The unit cost increased to 1.15¢ in 2011 compared to 0.94¢ in 2010.

Other impairment charges of $11.5 million for the nine months ended September 30, 2010 are primarily the result of management's decision to combine the branded operations under one name.  Trademark intangibles and other tangible assets related to the Midwest brand livery and tradename were written down to their fair values.  The unit cost was 0.06¢ in 2010.

We recorded an income tax benefit of $15.0 million, or 34.6% effective tax rate, and $6.0 million, or 32.2% effective tax rate, for the nine months ended September 30, 2011 and 2010, respectively. The effective tax rate for the nine months ended September 30, 2011 and 2010 was slightly lower than the statutory rate due to the effect of non-deductible meals and entertainment expense, primarily for our flight crews.

Other Segment

The other segment includes all income and expense that are not associated with the branded or fixed-fee's normal operations and unallocated aircraft expenses. The revenue generated in the other segment consists of license fees on slots at Ronald Reagan Washington National Airport ("DCA") and aircraft sublease revenue. The expenses in this segment are related to the rent, depreciation, and interest on the subleased aircraft, unassigned aircraft expenses, and amortization on the slots.

Liquidity and Capital Resources

As of September 30, 2011, we had total cash of $389.5 million of which $184.7 million was unrestricted.  At September 30, 2011, we had a working capital deficit of $192.6 million. We are required to maintain $125 million of unrestricted cash in order to remain compliant with certain of our financing agreements. Our ability to maintain unrestricted cash levels above this minimum unrestricted cash covenant is dependent on our ability to generate sufficient funds from operations to fund operating expenses, maintenance deposits for leased aircraft, maturities of debt, capital expenditures and other contractual obligations. The Company currently anticipates that its unrestricted cash on hand, the cash generated from operations, and potential other liquidity initiatives, including but not limited to asset sales, or financings will be sufficient to meet its minimum cash covenants and anticipated working capital and capital expenditure requirements; however, there can be no assurances to that effect.

Our ability to maintain unrestricted cash levels above this minimum unrestricted cash covenant is dependent on our ability to generate sufficient funds from operations to fund operating expenses, maintenance deposits for leased aircraft, maturities of debt, capital expenditures and other contractual obligations. The Company currently anticipates that its unrestricted cash on hand, the cash generated from operations, and potential other liquidity initiatives, including but not limited to asset sales, or financings will be sufficient to meet its minimum cash covenants and anticipated working capital and capital expenditure requirements; however, there can be no assurances to that effect.

The Company is evaluating alternative liquidity sources which may include the issuance of new debt secured by spare parts or the sale or monetization of certain assets. Absent any liquidity initiatives or financings, the Company currently anticipates that its unrestricted cash balance will decrease in the fourth quarter to an estimated range of $150.0 million to $160.0 million. Additional increases in jet fuel may negatively impact the Company's liquidity.

The Company's possible financing sources include the issuance of new debt secured by spare parts; sale of aircraft; the sale or monetization of certain assets; the issuance of unsecured debt. A substantial portion of the Company's assets are encumbered, and the Company has a limited quantity of assets that could be used as collateral in future financings. There can be no assurance that the Company will be successful in obtaining financings at sufficient levels or at acceptable terms. An inability to obtain necessary additional funding on acceptable terms could have a material adverse impact on the Company's financial condition.

Working capital deficits are customary for airlines since the air traffic liability and a portion of the frequent flyer liability are classified as current liabilities.  Our liquidity depends to a large extent on the financial strength of our Partners in relation to our fixed-fee business and the number of passengers who fly in our branded passenger service, the fares they pay, our operating and capital expenditures, our financing activities, the amount of cash holdbacks imposed by our credit card processors, and the cost of fuel.  We cannot predict what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as volatile fuel prices, a depressed economy, a global credit and liquidity crisis, weather-related disruptions, the impact of airline bankruptcies or consolidations, U.S. military actions or acts of terrorism.  An inability to obtain necessary additional liquidity on acceptable terms would have a material adverse impact on the Company and its ability to sustain its operations.

Net cash provided by operating activities was $79.1 million and $166.5 million for the nine months ended September 30, 2011 and 2010, respectively. The $87.4 million decrease in operating cash flows is primarily attributable to the increased net losses in 2011 and timing differences in our working capital as compared to the same period in 2010.

Net cash provided in investing activities was $30.1 million and $39.0 million for the nine months ended September 30, 2011 and 2010, respectively.  The decrease in cash provided in investing activities is primarily attributable to a $6.7 million decrease in cash used to purchase aircraft and other equipment in the first nine months of 2011 compared to 2010.

Net cash used by financing activities was $215.7 million and $164.0 million for the nine months ended September 30, 2011 and 2010, respectively.  The $51.7 million decrease in financing cash flows is primarily attributable to higher proceeds from debt issuances in the first nine months of 2010 and the early extinguishment of debt on the six aircraft sold during first nine months of 2011.

Aircraft Leases and Other Off-Balance Sheet Arrangements

We have significant obligations for aircraft and engines that are classified as operating leases, and therefore, are not reflected as liabilities on our balance sheet. Our aircraft leases expire between 2011 and 2023. As of September 30, 2011, our total mandatory payments under operating leases for aircraft aggregated approximately $1.5 billion and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $261.1 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. These leases expire through 2033. As of September 30, 2011, our total mandatory payments under other non-cancelable operating leases aggregated approximately $138.8 million. Total minimum annual other rental payments for the next 12 months are approximately $21.7 million.

Purchase Commitments

As of September 30, 2011, the Company had firm orders to purchase 40 CS300 aircraft that have scheduled delivery dates beginning in early 2015 and continuing through 2017, and six E190 jets with a conditional firm order for 18 E190 or E195 jets. The Company is currently negotiating with the aircraft manufacturer to modify the delivery schedule of the E190 aircraft. The Company anticipates taking delivery of two E190 aircraft in the fourth quarter of 2011 and delaying all future deliveries. The Company also has a commitment to acquire nine spare aircraft engines and expects to take delivery of one engine in 2011, two engines in 2012, two engines in 2015, and four engines beyond 2016.

As of November 7, 2011, the Company has finalized agreements with its A319 aircraft lessors that will provide for an annual reduction in lease expense of more than $26 million in 2012. These agreements also provide for the return of four A319 aircraft during the first quarter of 2012. The Company anticipates to write off $21.2 million in maintenance deposit reserves associated with these four A319 aircraft.

The Company has finalized its agreement with Airbus to purchase 80 A319/320 New Engine Option (NEO) aircraft. The aircraft will be powered by CFM International, Inc. (“CFM”) LEAP-x engines. These aircraft will be operated by Frontier and are expected to be placed into service beginning in the second half of 2016.

The Company has also finalized its agreement with CFM that covers, among other things, a fuel burn guarantee on the Airbus NEO aircraft, future spare engine pricing, and a reduction in the overhaul cost of existing Airbus engines. Due to the agreement being finalized on November 7, 2011 the Company updated the future contractual obligations table, given the significant changes in commitment since December 31, 2010.

Future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due By Period
						Beyond
	2011(1)	2012 (1)	2013 (1)	2014	2015	2016	Total
Debt or lease financed aircraft under purchase obligations	$182.8	$388.0	$255.5	$0.5	$792.2	$8,920	$10,539.0
Engines under firm orders	4.1	9.1	—	—	14.0	28.0	55.2
Total contractual obligations for aircraft and engines	$186.9	$397.1	$255.5	$0.5	$806.2	$8,948	$10,594.2
(1) 2012 and 2013 contain twelve and six conditional firm orders on E190's, respectively. The Company is currently negotiating with the aircraft manufacturer to modify the delivery schedule of the aircraft. The Company anticipates taking delivery of two E190's in the fourth quarter of 2011 and delaying all future deliveries.

Asset Impairment (2010)

As a result of the Company’s decision to unify its brand names, the Company announced its intent to discontinue the use of the tradename Midwest Airlines. During the nine month period ended September 30, 2010, the Company fully impaired the value of the Midwest Airlines tradename intangible of $7.6 million to its fair value of zero based on level 3 inputs and incurred a write down on other assets related to the Midwest brand and aircraft liveries.  These impairments and other charges totaled $11.5 million in the first quarter of 2010 and are included in other impairment charges in the condensed consolidated statements of operations.

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

In May 2011, the FASB issued ASU 2011-4, Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU 2011-4 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company is currently evaluating the requirements of ASU 2011-4 and has not yet determined its impact on the consolidated financial statements.

In January 2010, the FASB issued an amendment to the Fair Value Measurements and Disclosures topic of the ASC. This amendment requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This amendment was effective for periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which was effective for fiscal years beginning after December 15, 2010. Accordingly, the Company has adopted this amendment in the current year by adding additional disclosures, except for the additional Level 3 requirements. The Company did not have any Level 3 measurements as of September 30, 2011.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rates

Our earnings can be affected by changes in interest rates due to amount of cash and cash equivalents held and variable rate debt. At September 30, 2011 and December 31, 2010, approximately $370.3 million and $482.7 million, respectively, of our outstanding debt was at variable interest rates.   A one hundred basis point change in the LIBOR rate would increase or decrease interest expense by $3.7 million and $4.8 million, respectively.

Aircraft Fuel Price Risk

Our results of operations are materially impacted by changes in aircraft fuel prices. In an effort to manage our exposure to this risk, we periodically place hedges on fuel instruments with crude oil or JET A fuel. The Company currently has a hedge position of 25% of its fourth quarter 2011 gallons for branded flying. Currently, the Company does not have a hedge position for 2012 consumption. We do not hold or issue any derivative financial instruments for trading purposes. These fuel hedges were not designated for hedge accounting, and, as such, realized and unrealized non-cash mark-to-market adjustments are included in aircraft fuel expense.  A one dollar change in the price per barrel of crude oil will increase or decrease our fuel expense by $1.4 million and $4.0 million for the three months and nine months ended September 30, 2011.  A one-cent change in the cost of each gallon of fuel would impact our fuel expense by approximately $0.6 million and $1.7 million for the three months and nine months ended September 30, 2011, based on our current fleet and aircraft fuel consumption.

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

Changes in Internal Control

During the three months ended September 30, 2011, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal and administrative actions, which we consider routine to our business activities. Management believes that the ultimate outcome of any pending legal matters will not have a material adverse effect on our financial position liquidity or results of operations.

As previously announced on May 3, 2011, we have undertaken a restructuring initiative at Frontier aimed at reducing costs by an aggregate of $120 million. On June 10, 2011, Frontier reached a tentative agreement with the Frontier pilots (the "Pilots") then represented by the Frontier Airlines Pilot Association ("FAPA"), pursuant to which FAPA agreed in principle to the restructuring of certain wages and benefits. On June 17, 2011, the tentative agreement was ratified by the Pilots.

The restructuring agreement included, among other things, (i) the postponement of certain pay increases, (ii) reduced Company contributions to the Pilots' 401(k) plan, (iii) reduced accruals for vacation days and sick days and (iv) an extension of the collective bargaining agreement by two years (collectively, the "Investment"). In exchange for the Investment, the Frontier pilots will receive an equity stake in Frontier valued at $7.2 million, which vests over the term of the agreement. The Company has agreed to certain other conditions which must be met during the term to continue the Investment by the Frontier pilots. Those conditions include aircraft growth at Frontier, a liquidity raise of at least $70 million by the Company through one or more debt issuances or other financings, material execution of Frontier's restructuring program by the end of 2011, and a good faith effort by the Company to attract equity investment(s) in Frontier that would reduce the Company's ownership of Frontier to a minority interest by December 31, 2014. In addition, the Company has agreed to establish a profit sharing program for Frontier employees.
On June 28, 2011, the International Brotherhood of Teamsters, Airline Division (the "IBT") replaced FAPA, as the representative of Frontier pilots when the IBT was certified as the exclusive bargaining representative of the pilots. On August 3, 2011 the IBT filed suit against the Company and Frontier seeking to have the restructuring agreement declared null and void or, alternatively, seeking that the IBT, manage the equity investment of the Frontier pilots and due to accusations that the Company interfered with the election process.
We believe that these allegations are baseless and that we did not interfere in the election process, which in fact the IBT won. We intend to vigorously defend ourselves and Frontier against this complaint, but there can be no assurance that we will be successful. If we are not successful and the restructuring agreement with our Frontier pilots is declared null and void, Frontier would lose approximately $9 million to $10 million in annual cost savings on average over the next five years, which may have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Any labor disruption or labor strikes by our employees or those of our Partners would adversely affect our ability to conduct our business.

All of our pilots, flight attendants, dispatchers, and aircraft appearance agents as well as our mechanics at Frontier are represented by unions. Collectively, these employees represent approximately 55% of our workforce. Although we have never had a work interruption or stoppage and believe our relations with our unionized employees are generally good, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. If we are unable to reach agreement with any of our unionized work groups on the amended terms of their collective bargaining agreements, we may be subject to work interruptions and/or stoppages. Any sustained work stoppages could adversely affect our ability to fulfill our obligations under our code-share agreements and could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

As previously announced on May 3, 2011, we have undertaken a restructuring initiative at Frontier aimed at reducing costs by an aggregate of $120 million. On June 10, 2011, Frontier reached a tentative agreement with the Frontier pilots (the "Pilots") then represented by the Frontier Airlines Pilot Association ("FAPA"), pursuant to which FAPA agreed in principle to the restructuring of certain wages and benefits. On June 17, 2011, the tentative agreement was ratified by the Pilots.

The restructuring agreement included, among other things, (i) the postponement of certain pay increases, (ii) reduced Company contributions to the Pilots' 401(k) plan, (iii) reduced accruals for vacation days and sick days and (iv) an extension of the collective bargaining agreement by two years (collectively, the "Investment"). In exchange for the Investment, the Frontier pilots will receive an equity stake in Frontier valued at $7.2 million, which vests over the term of the agreement. The Company has agreed to certain other conditions which must be met during the term to continue the Investment by the Frontier pilots. Those conditions include aircraft growth at Frontier, a liquidity raise of at least $70 million by the Company through one or more debt issuances or other financings, material execution of Frontier's restructuring program by the end of 2011, and a good faith effort by the Company to attract equity investment(s) in Frontier that would reduce the Company's ownership of Frontier to a minority interest by December 31, 2014. In addition, the Company has agreed to establish a profit sharing program for Frontier employees.
On June 28, 2011, the International Brotherhood of Teamsters, Airline Division (the "IBT") replaced FAPA, as the representative of Frontier pilots when the IBT was certified as the exclusive bargaining representative of the pilots. On August 3, 2011 the IBT filed suit against the Company and Frontier seeking to have the restructuring agreement declared null and void or, alternatively, seeking that the IBT, manage the equity investment of the Frontier pilots and due to accusations that the Company interfered with the election process.
We believe that these allegations are baseless and that we did not interfere in the election process, which in fact the IBT won. We intend to vigorously defend ourselves and Frontier against this complaint, but there can be no assurance that we will be successful. If we are not successful and the restructuring agreement with our Frontier pilots is declared null and void, Frontier would lose approximately $9 million to $10 million in annual cost savings on average over the next five years, which may have a material adverse effect on our business, financial condition or results of operations.
Under the terms of our jet code-share agreement with US Airways, if we are unable to provide scheduled flights as a result of a strike by our employees, it is only required to pay us for certain fixed costs fro specified periods. Under the terms of the code-share agreements with the remainder of our Partners, none of them are required to pay us any amounts during the period our employees are on strike and we are unable to provide scheduled flights. A sustained strike by our employees would require us to bear costs otherwise paid by our Partners.

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

We are required to comply with certain financial covenants under certain financing arrangements. We are required to maintain $125 million of unrestricted cash, maintain certain cash flow, debt service coverage and working capital covenants. As of September 30, 2011, we were in compliance with all our covenants.

Our ability to maintain unrestricted cash levels above this minimum unrestricted cash covenant is dependent on our ability to generate sufficient funds from operations to fund operating expenses, maintenance deposits for leased aircraft, maturities of debt, capital expenditures and other contractual obligations. The Company currently anticipates that its unrestricted cash on hand, the cash generated from operations, and potential other liquidity initiatives, including but not limited to asset sales, or financings will be sufficient to meet its minimum cash covenants and anticipated working capital and capital expenditure requirements; however, there can be no assurances to that effect.

The Company is evaluating alternative liquidity sources which may include the issuance of new debt secured by spare parts or the sale or monetization of certain assets. Absent any liquidity initiatives or financings, the Company currently anticipates that its unrestricted cash balance will decrease in the fourth quarter to an estimated range of $150.0 million to $160.0 million. Additional increases in jet fuel may negatively impact the Company's liquidity.

The Company's possible financing sources include the issuance of new debt secured by spare parts; sale of aircraft; the sale or monetization of certain assets; the issuance of unsecured debt. A substantial portion of the Company's assets are encumbered, and the Company has a limited quantity of assets that could be used as collateral in future financings. There can be no assurance that the Company will be successful in obtaining financings at sufficient levels or at acceptable terms. An inability to obtain necessary additional funding on acceptable terms could have a material adverse impact on the Company's financial condition.

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010 (the "10-K"), which could materially affect our business, financial condition or future results. The risks described in our 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. Exhibits

(a)	Exhibits

10.1	Flight Attendant Contract 2011-2016, between Frontier Airlines, Inc. and the Association of Flight Attendants - CWA, AFL-CIO, AFL-CIO, dated as of October 14, 2011
31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

31.2
Certification by Timothy P. Dooley, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

32.2
Certification by Timothy P. Dooley, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: November 9, 2011	By:	/s/ Bryan K. Bedford
Name: Bryan K. Bedford
Title: Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated: November 9, 2011	By:	/s/ Timothy P. Dooley
Name: Timothy P. Dooley
Title: Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)