Form 10-K
period 2011-12-31
REPUBLIC AIRWAYS HOLDINGS INC
filed 2012-03-15
CIK 1159154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by (§229.405 of this chapter) reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of ”large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price of the Common Stock on the NASDAQ National Market System (now the NASDAQ Global Market System) on June 30, 2011 was approximately $263,763,340.

Indicate the number of shares outstanding of the registrant’s Common Stock as of the latest practicable date: As of March 15, 2012, 48,431,595 shares of common stock were outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

	Part I

Item 1.	Business	5
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	27
Item 2.	Properties	28
Item 3.	Legal Proceedings	28
Item 4.	Mine Safety Disclosures	30

	Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities	30
Item 6.	Selected Financial Data	32
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 8.	Financial Statements and Supplementary Data	52
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	89
Item 9A.	Controls and Procedures	89
Item 9B.	Other Information	89
	Part III

Item 10.	Directors, Executive Officers and Corporate Governance	90
Item 11.	Executive Compensation	90
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	90
Item 13.	Certain Relationships and Related Transactions, and Director Independence	90
Item 14.	Principal Accounting Fees and Services	91

	Part IV

Item 15.	Exhibits, Financial Statements Schedules	91
Signatures		101

Exhibit 10.45(e)††
Amendment Number Four to Delta Connection Agreement by and among Delta Airlines, Inc., Shuttle America Corp. (as assignee of Republic Airline, Inc.) and Republic Airways Holdings, Inc., dated as of April 26, 2011.

Exhibit 10.67(a)††	Amendment Number One to Purchase Agreement between Embraer S.A. (fromerly known as Embraer - Empresa Brasileira de Aeronautica S.A.) and Republic Airline Inc., dated as of March 11, 2011.
Exhibit 10.67(b)††	Amendment Number Two to Purchase Agreement between Embraer S.A. (fromerly known as Embraer - Empresa Brasileira de Aeronautica S.A.) and Republic Airline Inc., dated as of November 16, 2011.
Exhibit 10.68(a)††	Amendment Number One to Letter Agreement between Embraer S.A. (formerly known as Embraer - Empresa Brasileira de Aeronautica S.A.) and Republic Airline Inc., dated as of March 11, 2011

Exhibit 10.67(b)††	Amendment Number Two to Letter Agreement between Embraer S.A. (fromerly known as Embraer - Empresa Brasileira de Aeronautica S.A.) and Republic Airline Inc., dated as of November 16, 2011.
Exhibit 10.71(a)	Amendment Number One to Commercial Agreement by and among Frontier Airlines, Inc., Republic Airways Holdings Inc. and FAPAInvest, LLC, dated as of September 28, 2011.
Exhibit 10.71(b)	Amendment Number Two to Commercial Agreement by and among Frontier Airlines, Inc., Republic Airways Holdings Inc. and FAPAInvest, LLC, dated as of December 30, 2011.
Exhibit 10.74††	A320 Family Aircraft Purchase Agreement between Airbus S.A.S and Republic Airways Holdings Inc., dated as of September 30, 2011
Exhibit 10.75††	Amendment No. 25 to A318/A319 Purchase Agreement dated as of March 20, 2000 between Airbus S.A.S and Frontier Airlines, dated as of September 30, 2011.

EX-23.1	Consent of Independent Registered Public Accounting Firm
EX-31.1	Certification of Chief Executive Officer
EX-31.2	Certification of Chief Financial Officer
EX-32.1	Certification of Chief Executive Officer
EX-32.2	Certification of Chief Financial Officer
Exhibit 101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T.
††
A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2.

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

PART I
ITEM 1. BUSINESS

General

Overview

We are a Delaware holding company organized in 1996 that offers scheduled passenger services through our wholly-owned operating air carrier subsidiaries: Chautauqua Airlines, Inc. (“Chautauqua”), Shuttle America Corporation (“Shuttle”), Republic Airline Inc. (“Republic Airline”) and Frontier Airlines, Inc. (“Frontier”). Unless the context indicates otherwise, the terms the “Company,” “we,” “us,” or “our,” refer to Republic Airways Holdings Inc. and our subsidiaries.

As of December 31, 2011, our operating subsidiaries offered scheduled passenger service on 1,483 flights daily to 132 cities in 42 states, Canada, Mexico, and Costa Rica under our Frontier operations and through fixed-fee code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), Continental Airlines, Inc. (“Continental”), Delta Air Lines, Inc. (“Delta”),  United Air Lines, Inc. (“United”), and US Airways, Inc. (“US Airways”) (collectively referred to as our “Partners”). Currently, we provide our Partners with fixed-fee regional airline services, operating as AmericanConnection, Continental Express, Delta Connection, United Express, or US Airways Express, including service out of their hubs and focus cities.

The following table outlines the type of aircraft our subsidiaries operate and their respective operations within our business units as of December 31, 2011:

			Schedule of Operational Aircraft
Operating Subsidiaries	Aircraft Size	Frontier	American	Continental	Delta	United	US Airways	Spares	Number of Aircraft
Chautauqua	37 to 50	6	15	8	24	—	9	11	73
Shuttle	70 to 76	—	—	—	30	38	—	—	68
Republic Airline	69 to 99	21	—	—	—	—	58	1	80
Frontier	120 to 162	60	—	—	—	—	—	—	60
Total number of operating aircraft		87	15	8	54	38	67	12	281

During 2011, our operational fleet increased from 275 to 281. The Company took delivery of eight A320 aircraft, two E190 aircraft, placed into service three A319 aircraft, sold five A318 aircraft, four of which have remained in the fleet under sale leaseback agreements, and sold one Q400. The Company also returned two E145 aircraft and three E135 aircraft to the lessors. Included in the operational fleet are eleven ERJ aircraft and one E170 aircraft that operated as charter service, serve as operational spares, or are temporarily parked. We continue to look for opportunities to redeploy spare aircraft into our fixed-fee business, or outright sell or sublease these aircraft to another airline.

Our branded operations consist of all Airbus operations at Frontier; and includes aircraft operated by Chautauqua and Republic marketed as Frontier. Frontier, which we purchased out of bankruptcy in 2009, is a low-fare carrier that has the second largest market share in Denver, Colorado. During 2011, we successfully completed an out of court restructuring of the business which will enhance financial performance by more than $120 million in 2012. We view Frontier as an efficient, low-cost producer of narrowbody capacity and believe it is well-positioned to compete in Denver. In 2012, we remain focused on further lowering the unit costs of Frontier by increasing the average seat density of its aircraft and increasing the percentage of customers who use FlyFrontier.com to purchase tickets on Frontier.

We have fixed-fee regional jet code-share agreements with each of our Partners that are subject to us maintaining specified performance levels. Pursuant to these fixed-fee agreements, which provide for minimum aircraft utilization at fixed rates, we are authorized to use our Partners' two-character flight designation codes to identify our flights and fares in our Partners' computer reservation systems, to paint our aircraft in the style of our Partners, to use their service marks and to market ourselves as a carrier for our Partners. Our fixed-fee agreements have historically limited our exposure to fluctuations in fuel prices, fare competition and passenger volumes. Our development of relationships with multiple major airlines has enabled us to reduce our dependence on any single airline, allocate our overhead more efficiently among our Partners and reduce the cost of our services to our Partners.

Business Strategy

Fixed-fee

•
Continue to operate a high-quality fleet of aircraft across an efficient network - We intend to maintain a modern, high-quality fleet of Embraer aircraft that meets or exceeds stringent industry operating standards and complies with the terms of our fixed-fee regional jet code-share agreements. We believe we have highly efficient flight and maintenance operations due to leveraging large crew and maintenance bases across multiple Partners' networks.

•
Continue to provide efficient and effective solutions to our Partners - We have strong, long-term relationships with each of our Partners and have historically worked together with them to meet their operational and network needs. Historically, we have provided safe, reliable, and cost-efficient solutions for our Partners. We remain focused on anticipating and continuing to assist our Partners with their business strategies.

•
Take advantage of growth opportunities to operate larger regional jets - Network carrier consolidation, along with high fuel prices, has limited the economic use of smaller regional jets. All of our Partners, including American, have shown an interest in having more, larger regional jets in their networks. We believe our existing relationship with our Partners and our strong relationship with Embraer make us well-positioned to take advantage of any growth opportunities.

Branded

•
Compete effectively by providing our customers with low fares on our low-cost, narrowbody aircraft -  Frontier offers a differentiated customer experience with its LiveTV and bundled fare offerings through its Classic and Classic Plus products, which are available for purchase on FrontierAirlines.com. We believe the restructuring completed in 2011 provides Frontier with low-cost narrowbody aircraft, which allows us to compete effectively in our highly contested markets.

•
Further lower our unit costs (Cost per available seat mile "CASM") to become an ultra-low cost carrier - We are focused on our effort to further reduce operating costs at Frontier by reducing sales and distribution, marketing and costs associated with our airport operations. Additionally, Frontier will add six seats to its A320 aircraft, which will reduce CASM by approximately 3% on the A320 fleet. This is a highly cost-efficient project that will have a quick payback as we continue to see record load factors on Frontier.

•
Take advantage of opportunities resulting from industry consolidation and expand Frontier's network outside of Denver, Colorado  -  Frontier continues to reduce its fleet complexity by removing regional aircraft flown by our other subsidiaries. We remain focused on our network and intend to develop new point-to-point opportunities outside of Denver in markets where we have competitive advantages.

 Markets and Routes

Markets

As of December 31, 2011, we offered scheduled passenger service on 1,483 flights daily to 132 cities in 42 states, Canada, Mexico, and Costa Rica.

Fixed-fee Routes

Our Partners determine the routes that we operate for them, which are subject to certain parameters in our agreements.  The following table illustrates the hub and focus cities for each Partner as of December 31, 2011:

Partner	Hub and Focus Cities
American	Chicago, IL
Continental	Houston, TX and Cleveland, OH
Delta	Atlanta, GA, Cincinnati, OH, and New York, NY
United	Chicago, IL, Denver, CO, and Washington D.C., Newark, NJ
US Airways	Charlotte, NC, New York, NY, Philadelphia, PA, and Washington D.C.

Branded Routes

The following illustrates the routes we flew for our branded operations as of December 31, 2011:

Maintenance of Aircraft and Training

Using a combination of Federal Aviation Administration (“FAA”) certified maintenance vendors and our own personnel and facilities we maintain our aircraft on a scheduled and "as-needed" basis. We emphasize preventive maintenance and inspect our aircraft engines and airframes as required.

We have maintenance agreements for engines, auxiliary power units (“APU”) and other airframe components for our E140/145 and E170/175 aircraft. For our E140/145 aircraft, we have agreements to maintain the engines, APUs, avionics, wheels and brakes, and select rotable parts through October 2012, June 2013, December 2016, June 2014, and September 2014, respectively.  For our E170/175 aircraft, we have agreements to maintain the avionics, wheels and brakes, APUs, engines, emergency slides, and select rotable parts through December 2014, February 2017, July 2019, December 2018, May 2018, and January 2020, respectively. Under these agreements, we are charged for covered services based on a fixed rate for each flight hour or flight cycle accumulated by the engines or airframes in our service during each month. The rates are subject to annual revisions, generally based on certain Bureau of Labor Statistics' labor and material indices.  We believe these agreements, coupled with our ongoing maintenance program, reduce the likelihood of unexpected levels of engine, APU, avionics, wheels and brakes, emergency slides, and select rotable parts maintenance expense during their term. Certain of these agreements contain minimum guarantee amounts, penalty provisions for either the early removal of aircraft or agreement termination for activity levels below the minimums.

While we do not have long term maintenance agreements for our Airbus (except for our wheels and brakes through December 2013) and Q400 fleets, we have made significant deposits with the aircraft lessors for future maintenance events which will reduce our future cash requirements.  As of December 31, 2011, we had maintenance deposits of $146.0 million.

We perform our heavy and overnight maintenance at our facilities in Columbus, Denver, Indianapolis, Louisville, Milwaukee, Pittsburgh, and Kansas City, and we perform routine maintenance services from select line maintenance locations.

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

Employees

As of December 31, 2011, we employed approximately 9,420 full-time equivalent employees. The following is a table of our principal collective bargaining agreements and their respective amendable dates as of December 31, 2011:

Employee Group	Number of Full- Time Equivalent Employees	Representing Union	Amendable Date
Pilots	1,854	International Brotherhood of Teamsters Airline Division Local 357 (Chautauqua, Republic, and Shuttle)	*Oct-07
	602	International Brotherhood of Teamsters Airline Division Local 357 (Frontier)	Mar-17
Flight Attendants	1,565	International Brotherhood of Teamsters Airline Division Local 135	+Sep-09
	882	Association of Flight Attendants - CWA ("AFA-CWA")	Mar-16
Mechanics and tool room attendants	147	Teamsters Airline Division	Mar-12
Groomers and cleaners	108	Teamsters Airline Division	Sep-15
Dispatchers	76	Transport Workers Union of America Local 540	Jun-12
	16	Transport Workers Union	Sep-12
Material Specialists	24	International Brotherhood of Teamsters	Mar-12
 _______________________
* Currently in negotiations
+ Tentative agreement reached in August 2011, but has not been ratified

As of December 31, 2011, we had 4,146 employees who are not currently represented by any union.  Because of the high level of unionization among our employees, we are subject to risks of work interruption or stoppage and/or the incurrence of additional expenses associated with union representation of our employees.  We have never experienced any work stoppages or other job actions and generally consider our relationship with our employees to be good.  The union contract for our pilots and our flight attendants, except Frontier’s pilots, is currently amendable. The union contracts for our mechanics and tool room attendants, dispatchers, and our material specialists are amendable in 2012.

Executive Officers of the Company

The following table sets forth information regarding our current executive officers, directors and key employees as of December 31, 2011:

Name	Age	Position
Bryan K. Bedford	50	Chairman of the Board, President and Chief Executive Officer
Wayne C. Heller	53	Executive Vice President, Chief Operating Officer
Timothy P. Dooley	38	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Lars-Erik Arnell	51	Senior Vice President, Corporate Development
Lawrence J. Cohen	56	Director
Douglas J. Lambert	54	Director
Mark L. Plaumann	56	Director
Richard P. Schifter	59	Director
Neal S. Cohen	51	Director
David N. Siegel	50	Director

Bryan K. Bedford joined us in July 1999 as our President and Chief Executive Officer and a member of our board of directors and became chairman of the board in August 2001. From July 1995 through July 1999, Mr. Bedford was the president and chief executive officer and a director of Mesaba Holdings, Inc., a publicly-owned regional airline. He has over 23 years of experience in the regional airline industry, and was named regional airline executive of the year in 1998 by Commuter and Regional Airline News and again in 2005 by Regional Airline World magazine. Mr. Bedford is a licensed pilot and a certified public accountant. He also served as the 1998 Chairman of the Regional Airline Association (RAA), and remains on the Board of Directors of the RAA.

Wayne C. Heller joined us in August 1999 as Vice President—Flight Operations with responsibility for flight crew supervision, system control, flight safety and flight quality standards. In February 2002, he became Executive Vice President and Chief Operating Officer of Chautauqua, and assumed responsibility for all aircraft maintenance, records and engineering. From April 1996 until August 1999 he was employed by Mesaba Airlines, Inc., as its Director of System Operations Control. He is a licensed pilot and a licensed dispatcher and has over 30 years of regional airline experience in operations.

Timothy P. Dooley joined Chautauqua Airlines, one of the Company's subsidiaries, in November 1998 as Manager, Financial Planning and Analysis.  He was promoted to Director, Financial Planning and Analysis for the Company in January 2001 and was promoted to the office of Vice President, Financial Planning and Analysis for the Company in June 2006.  Before joining Chautauqua, he was a senior auditor for Ernst & Young, LLC.  He received his Bachelor of Science degree in Accounting and Marketing from Indiana University's Kelley School of Business in Bloomington.

Mr. Arnell joined the Company in September 2002 as Vice President of Corporate Development.  Prior to joining the Company, he held various financial positions in the transportation industry including the regional airline, air medical transportation, truckload and global manufacturing industries.  Mr. Arnell has deep knowledge and experience from financial management, restructuring, business development, and mergers and acquisitions.

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

Neal S. Cohen has been a director since October 2009.  He is executive vice president and chief financial officer for Alliant Techsystems Inc. Previously, Mr. Cohen was executive vice president for international strategy and chief executive officer for regional airlines at Northwest Airlines.  In addition, Mr. Cohen had served as executive vice president and chief financial officer at Northwest Airlines. Prior to his tenure with Northwest Airlines Inc., Mr. Cohen was executive vice president and chief financial officer for US Airways. Mr. Cohen has served as chief financial officer for various service and financial organizations as well as Sylvan Learning Systems, Inc., the predecessor company of Laureate Education, Inc.

David N. Siegel has been a director since October 2009 and was announced as president and chief executive officer of Frontier in January 2012. Previously, he was Executive Chairman of XOJET, a private aviation company, in 2010, where he previously served as CEO, and continues to serve as a board member. Mr. Siegel has commercial aviation experience spanning more than two decades including serving as the president and chief executive officer of US Airways and in senior executive roles at Northwest Airlines and Continental Airlines. From June 2004 to September 2008, Mr. Siegel was chairman and chief executive officer of Gate Gourmet Group, Inc., the world's largest independent airline catering, hospitality and logistics company. Prior to Gate Gourmet Group, Mr. Siegel served as president, chief executive and member of the board of US Airways Group, Inc., and US Airways, Inc., the airline operating unit.  Prior to joining US Airways, Mr. Siegel was chairman and chief executive officer of Avis Rent A Car System, Inc., a subsidiary of Cendant Corp.  Mr. Siegel’s extensive experience in the airline industry includes seven years at Continental Airlines in various senior management roles, including president of its Continental Express subsidiary.

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

US Airways Code-Share Agreements

Under our fixed-fee Jet Services Agreements with US Airways, we operated, as of December 31, 2011, nine E145 aircraft, 20 E170 aircraft and 38 E175 aircraft. As of December 31, 2011, we were providing 427 flights per day as US Airways Express.

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

The Delta Code-Share Agreements

As of December 31, 2011, we operated 24 E145 aircraft, 14 E170 aircraft, and 16 E175 aircraft for Delta under fixed-fee code-share agreements.  As of December 31, 2011, we provided 266 flights per day as Delta Connection.

Unless otherwise extended or amended, the code-share agreements for the E145, E170, and E175 aircraft terminate in May 2016, October 2017, and January 2019, respectively. Delta may terminate the code-share agreements at any time, with or without cause, if it provides us 180 days written notice, for the E145 regional jet code-share agreement, and July 2015 for the E175 regional jet code-share agreement. With respect to the E145 agreement, if Delta chooses to terminate any aircraft early, it may not reduce the number of aircraft in service to less than 12 during the 12-month period following the 180 day initial notice period unless it completely terminates the code-share agreement. We refer to this as Delta's partial termination right.

If Delta exercises this right under the E145 agreement or the E175 agreement or if we terminate either agreement for cause, we have the right to require Delta either to purchase, sublease or assume the lease of aircraft leased by us with respect to any of the aircraft we previously operated for Delta under that agreement.  As of December 31, 2011, the Company estimates a payment of $85.2 million and $122.4 million would be required from Delta should they exercise the early termination provision under the E145 or E175 agreement, respectively.  If we choose not to exercise our put right, or if Delta terminates either agreement for cause, they may require us to sell or sublease to them or Delta may assume the lease of aircraft leased by us with respect to any of the aircraft we previously operated for it under that agreement. There is no early termination provision under the E170 agreement.

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

The United Code-Share Agreements

As of December 31, 2011, we operated 38 E170 aircraft for United under fixed-fee code-share agreements.  As of December 31, 2011, we provided 202 flights per day as United Express.

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

The American Code-Share Agreement

On November 29, 2011, American filed for bankruptcy in the Southern District of New York. Under bankruptcy order American honored our pre-petition receivables and we continue to operate for American under the existing terms of our agreement. Unless otherwise extended or amended, the term of the American code-share agreement continues until February 1, 2013.

As of December 31, 2011, we operated 15 E140 aircraft for American under a fixed-fee code-share agreement and provided 108 flights per day as AmericanConnection.

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

The Continental Code-Share Agreement

As of December 31, 2011, we operated eight E145 aircraft for Continental under a fixed-fee code-share agreement and provided 56 flights per day as Continental Express.

 Unless otherwise extended or amended, the E145 code-share agreement terminates on September 4, 2012. Under certain conditions, Continental may extend the term on the remaining aircraft up to five additional years, however the Company does not believe that these terms will be extended.

All fuel is purchased directly by Continental and is not charged back to the Company.  Under the agreement, Continental purchases all capacity at predetermined rates and industry standard pass through costs.

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

The principal competitive factors in the airline industry are fare pricing, customer service, flight schedules and aircraft types.  The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats.  We face significant competition with respect to routes, services and fares. Our domestic routes are subject to competition from carriers that provide service at low fares to destinations also served by us. In particular, we face significant competition at our hub airport in Denver, CO.  Certain of our competitors at our hub are larger and have significant financial resources.  Our ability to compete effectively depends, in significant part, on our ability to maintain a cost structure that is competitive with other carriers.

The growth in the fixed fee business for regional carriers which occurred over the past decade has significantly diminished in recent times as major carriers have reduced capacity and as increased fuel prices have limited the cost efficiencies of small regional jets.  We believe as fixed-fee contracts come up for renewal, there will be competition for market share which may lead to lower margins and higher risks for regional carriers.  If our Partners are negatively affected by economic conditions or higher fuel prices, they may file for bankruptcy or reduce the number of flights we operate in order to reduce their operating costs.

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

The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Certain airports, including major airports at Boston, Washington D.C., the New York area, Dallas, Philadelphia, Charlotte, Chicago, Los Angeles, San Diego, Orange County (California) and San Francisco, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. In some instances, these restrictions have caused curtailments in service or increases in operating costs, and such restrictions could limit our ability to commence or expand our operations at affected airports. Local authorities at other airports are considering adopting similar noise regulations.

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

Additional Information

The Company files annual, quarterly and current reports and other information with the SEC. These materials can be inspected and copied at the SEC's Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. Copies of these materials may also be obtained by mail at prescribed rates from the SEC's Public Reference Room at the above address. Information about the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC's Internet site is www.sec.gov.

On our website, www.rjet.com/investorrelations.html, we provide free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after they have been electronically filed or furnished to the SEC. The code of ethics, adopted by our Board of Directors, which applies to all our employees, can also be found on our website, www.rjet.com/investorrelations.html. Our audit committee charter is also available on our website.

ITEM 1A. RISK FACTORS

The following risk factors, in addition to the information discussed elsewhere herein, should be carefully considered in evaluating us and our business:

Risks Related To Our Operations

Fixed-fee

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

We may be unable to profitably redeploy smaller aircraft removed from service.

As of December 31 2011, we have 73 small regional jets (37-50 seat aircraft), 56 of which are operating under code-share agreements. Between May 2012 and February 2013, 23 of these aircraft are scheduled to be removed from fixed-fee operations. The remaining aircraft are expected to be removed between September 2014 and May 2016. In most cases, the term of the aircraft lease or debt agreement exceeds the term of the aircraft under its respective code-share agreement. To the extent that aircraft are removed from service, we must either sell or sublease the aircraft to another party or redeploy it in order to cover our carrying expenses for that aircraft. Our inability to sell, sublease and/or redeploy aircraft that have been removed from fixed-fee service could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

Further, as we review our branded fleet, we may determine that we need to remove regional jets from service. Our inability to profitably redeploy or dispose of these aircraft could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

If the financial strength of any of our Partners decreases, our financial strength is at risk.

We are directly affected by the financial and operating strength of the Partners in our fixed-fee regional airline code-share business. In the event of a decrease in the financial or operational strength of any of our Partners, such Partner may be unable to make the payments due to us under its code-share agreement. In addition, it may reduce utilization of our aircraft to the minimum levels specified in the code-share agreements, and it is possible that any code-share agreement with a code-share Partner that files for reorganization under Chapter 11 of the bankruptcy code may not be assumed in bankruptcy and could be modified or terminated. Any such event could have an adverse effect on our operations and the price of our common stock. As of February 2, 2012, Standard & Poor's and Moody's, respectively, maintained ratings of B- and Caa1 for US Airways, D and Ca for AMR Corp., the parent of American, B and B2 for Delta, and B and B2 for United Continental Holdings, Inc., the parent of United and Continental.

On November 29, 2011 American filed for bankruptcy in the Southern District of New York. Under bankruptcy order American honored our pre-petition receivables, we continue to operate for American under the existing terms of our agreement. American retained its right to reject our fixed-fee agreement, therefore we can provide no assurance that American will continue to operate under the agreement, which if rejected could have an adverse material impact on our results of operations and financial condition.

Our Partners may expand their direct operation of aircraft thus limiting the expansion of our relationships with them.

We depend on major airlines such as our Partners to contract with us instead of purchasing and operating their own aircraft. However, some major airlines own their own regional airlines and operate their own aircraft instead of entering into contracts with us or other regional carriers. For example, American, Delta, and US Airways have acquired many aircraft which they fly under their affiliated carriers. We have no guarantee that in the future our Partners will choose to enter into contracts with us instead of purchasing their own aircraft or entering into relationships with competing regional airlines. They are not prohibited from doing so under our code-share agreements. In addition, US Airways previously announced that, pursuant to an agreement with its pilots, US Airways will not enter into agreements with its regional affiliates to fly E190 and higher capacity aircraft and it is possible that our other partners will make the same decision. A decision by US Airways, American, Delta, United, or Continental to phase out our contract based code-share relationships as they expire and instead acquire and operate their own aircraft or to enter into similar agreements with one or more of our competitors could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

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

The amounts we receive under our code-share agreements may be less than the corresponding costs we incur.

Under our code-share agreements we are compensated for certain costs we incur in providing services. With respect to costs that are defined as "pass through" costs, our code-share partner is obligated to pay to us the actual amount of the cost. With respect to other costs, our code-share partner is obligated to pay to us amounts based, in part, on pre-determined rates for certain costs. During the year ended December 31, 2011, approximately 20% of our costs were pass through costs and approximately 80% of our costs were reimbursable at pre-determined rates. These pre-determined rates are not based on the actual expenses we incur. If we incur expenses that are greater than the pre-determined amounts payable by our code-share partners, our financial results will be negatively affected.

Branded

We could experience significant operating losses in the future.

There are several reasons, including those addressed in these risk factors, why our brand operations might fail to achieve profitability and might experience significant losses. In particular, a weak economy and the high volatility of fuel prices have had and may continue to have an impact on our operating results, and increase the risk that we will experience losses.

We are vulnerable to increases in aircraft fuel costs.

High oil prices may have a significant adverse impact on the future results of operations. We cannot predict the future cost and availability of fuel, or the impact of disruptions in oil supplies or refinery productivity based on natural disasters, which would affect our ability to compete. The unavailability of adequate fuel supplies could have an adverse effect on our Frontier operations. In addition, larger airlines may have a competitive advantage because they pay lower prices for fuel, and other airlines, such as Southwest Airlines, may have substantial fuel hedges that give them a competitive advantage. Because fuel costs are now a significant portion of our operating costs, substantial changes in fuel costs can materially affect our operating results and/or cause us to reduce our scheduled operations at Frontier. Fuel prices continue to be susceptible to, among other factors, speculative trading in the commodities market, political unrest in various parts of the world, Organization of Petroleum Exporting Countries policy, the rapid growth of economies in China and India, the levels of inventory carried by the oil companies, the amount of reserves built by governments, refining capacity, and weather. These and other factors that impact the global supply and demand for aircraft fuel may affect our financial performance due to its high sensitivity to fuel prices. A one-cent change in the cost of each gallon of fuel would impact our pre-tax income by approximately $2.2 million per year based on our current fleet and aircraft fuel consumption.

Since the acquisition of Frontier, fuel has become a major component of our branded operating expenses, accounting for 38.8% of our total operating expenses for the year ended December 31, 2011. Our ability to pass on increased fuel costs has been and may continue to be limited by economic and competitive conditions.

We depend heavily on the Denver market to be successful.

Our business strategy for Frontier is focused on adding flights to and from our Denver base of operations. As of December 31, 2011, 74% of our flights originate or depart from Denver International Airport, known as DIA. We expect this concentration to increase in 2012. A reduction in our market share, increased competition, or reduced passenger traffic to or from Denver could have an adverse effect on our financial condition and results of operations. In addition, our dependence on a hub system operating out of DIA makes us more susceptible to adverse weather conditions and other traffic delays in the Rocky Mountain region than some of our competitors that may be better able to spread these traffic risks over larger route networks.

We face intense competition by United Airlines, Southwest Airlines and other airlines at DIA.

The airline industry is highly competitive. We compete with United in our hub in Denver, and we anticipate that we will compete with United in any additional markets we elect to serve in the future. United and United's regional airline affiliates are the dominant carriers out of DIA. In addition, Southwest Airlines started service to and from Denver in January 2006 and has grown significantly since then to become the third largest carrier at DIA. Southwest pricing has caused downward pressure on Frontier yields and any future Southwest exposure may place further downward pressure on our revenue. For example, on February 15, 2012, Southwest announced a system-wide fare increase of $10 per round trip ticket, except in Denver. Predatory pricing, and “capacity dumping,” in which a competitor places additional aircraft on selected routes, and other competitive activities could adversely affect us. The future activities of competing branded carriers in DIA and any other focus city from which we operate may have a material adverse effect on our revenue and results of operations.

Our credit card processors have the ability to increase their holdbacks in certain circumstances. The initiation of such holdbacks may have an adverse effect on our liquidity.

In our Frontier business, most of the tickets we sell are paid for by customers who use credit cards. Our credit card processing agreement with Visa and MasterCard generally provide for a 95% holdback of receivables. If circumstances were to occur that would allow our processor to increase their holdbacks, our liquidity would be negatively impacted.

Our acquisition of Midwest and Frontier affects the comparability of our historical financial results.

Our results of operations for the year ended December 31, 2011 and 2010 include a full year impact of our Frontier and Midwest acquisitions, while our 2009 results of operations include the results of Midwest for five months and Frontier for three months. This complicates the ability to compare our results of operations and statement of cash flows.

 We experience high costs at DIA, which impacts our ability to compete for connecting traffic.

Our largest hub of flight operations is DIA where we experience high operating costs. DIA depends on landing fees, gate rentals, income from airlines and the traveling public, and other fees to generate income to service its debt and to support its operations. Our cost of operations at DIA will vary as traffic increases or diminishes at the airport or as significant improvement projects are undertaken by the airport. We believe that our operating costs at DIA exceed those that other airlines incur at hub airports in other cities, which translates to a relative higher cost to connect our passengers through Denver.

Our ability to expand our operations outside of Denver is dependent on the availability of adequate facilities and other industry constraints.

In order to adjust our flight schedule and, where appropriate, add service along new or existing routes, we must be able to obtain adequate gates, ticketing facilities, operations areas, slots (where applicable) and office space. The nation's aging air traffic control infrastructure presents challenges as well. Also, as airports around the country become more congested, we cannot always be sure that our plans for new service can be implemented in a commercially viable manner given operating constraints at existing or new airports throughout our network.

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

General

Any labor disruption or labor strikes by our employees or those of our Partners would adversely affect our ability to conduct our business.

All of our pilots, flight attendants, dispatchers, and aircraft appearance agents as well as our mechanics at Frontier are represented by unions. Collectively, these employees represent approximately 56% of our workforce. Although we have never had a work interruption or stoppage and believe our relations with our unionized employees are generally good, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. If we are unable to reach agreement with any of our unionized work groups on the amended terms of their collective bargaining agreements, we may be subject to work interruptions and/or stoppages. Any sustained work stoppages could adversely affect our ability to fulfill our obligations under our code-share agreements and could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

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

The restructuring agreement included, among other things, (i) the postponement of certain pay increases, (ii) reduced Company contributions to the Pilots' 401(k) plan, (iii) reduced accruals for vacation days and sick days and (iv) an extension of the collective bargaining agreement by two years (collectively, the "Investment"). In exchange for the Investment, the Frontier pilots will receive an equity stake in Frontier valued at $7.2 million, which vests over the term of the agreement. The Company has agreed to certain other conditions which must be met during the term to continue the Investment by the Frontier pilots. Those conditions include aircraft growth at Frontier, a liquidity raise, subject to suitable market conditions, of at least $70 million by the Company through debt offerings, assets sales, or other financings, material execution of Frontier's restructuring program by the end of 2011, and a good faith effort by the Company to attract equity investment(s) in Frontier that would reduce the Company's ownership of Frontier to a minority interest by December 31, 2014. In addition, the Company has agreed to establish a profit sharing program for Frontier employees. As of December 31, 2011, the Company remains in compliance with these conditions.

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

We believe that these allegations are baseless and that we did not interfere in the election process, which in fact the IBT won. We intend to vigorously defend ourselves and Frontier against this complaint, but there can be no assurance that we will be successful. If we are not successful and the restructuring agreement with our Frontier pilots is declared null and void, Frontier would lose approximately $9 million to $10 million in annual cost savings on average over the next four years, which may have a material adverse effect on our business, financial condition or results of operations.

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

Our substantial indebtedness may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.

We have substantial indebtedness, which could:

•
require us to dedicate a substantial portion of cash flow from operations to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations and future business opportunities;

•	make it more difficult for us to satisfy our payment and other obligations under our indebtedness;

•	limit our ability to borrow additional money for working capital, capital expenditures, acquisitions or other purposes, if needed, and increasing the cost of any of these borrowings; and/or

•	reduce our flexibility in planning for or responding to changing business and economic conditions.

In addition, a substantial level of indebtedness, particularly because substantially all of our assets are currently subject to liens, could limit our ability to obtain additional financing on acceptable terms or at all for working capital, capital expenditures and general corporate purposes. We have historically needed substantial liquidity to fund the growth of our fixed-fee business and the operation of our branded business. These liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance and many other factors not within our control.

We have significant debt and off-balance sheet obligations and any inability to pay would adversely impact our operations.

The airline business is very capital intensive and, as a result, many airline companies are highly leveraged. During the years ended December 31, 2011 and 2010, our mandatory debt service payments for aircraft totaled $337.6 million and $319.4 million, respectively, and our mandatory lease payments totaled $264.8 million and $233.8 million, respectively. We have significant lease obligations with respect to our aircraft, which aggregated approximately $1.5 billion at December 31, 2011 and 2010.

We have a significant amount of variable interest rate debt.  Approximately $365.2 million and $482.7 million of our debt as of December 31, 2011 and 2010, respectively, is subject to variable market interest rates.  If rates increase significantly, our results of operations and cash flows could be adversely impacted.

We may be unable to continue to comply with financial covenants in certain financing agreements, which, if not complied with, could materially and adversely affect our liquidity and financial condition.

We are required to comply with certain financial covenants under certain of our financing arrangements. We are required to maintain $125 million of unrestricted cash, maintain certain cash flow, debt service coverage and working capital covenants. As of December 31, 2011, we were in compliance with all our covenants.

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

Labor costs constitute a significant percentage of our total operating costs, and we have experienced pressure to increase wages and benefits for our employees. Under our code-share agreements, our reimbursement rates contemplate labor costs that increase on a set schedule generally tied to an increase in the consumer price index or the actual increase in the contract. We are entirely responsible for our labor costs, and we may not be entitled to receive increased payments for our flights from our Partners if our labor costs increase above the assumed costs included in the reimbursement rates. As a result, a significant increase in our labor costs above the levels assumed in our reimbursement rates could result in a material reduction in our earnings. Many of our employees within our Frontier operations experienced a reduction in pay levels during the Frontier bankruptcy, and agreed to forgo certain increases during the restructuring in 2011. Any restoration of these reductions in pay levels will increase our labor costs.

We have collective bargaining agreements with our pilots, flight attendants, dispatchers, mechanics, material specialists and aircraft appearance agents. We cannot assure that future agreements with our employees' unions will be on terms in line with our expectations or comparable to agreements entered into by our competitors, and any future agreements may increase our labor costs and reduce both our income and our competitiveness for future business opportunities. As of December 31, 2011, approximately 56% of the Company's workforce is employed under union contracts. Because of the high level of unionization among our employees, we are subject to risks of work interruption or stoppage and/or the incurrence of additional expenses associated with union representation of our employees.  We have never experienced any work stoppages or other job actions and generally consider our relationship with our employees to be good.  The union contract for our pilots and our flight attendants, except Frontier’s pilots, is currently amendable. The union contracts for our mechanics and tool room attendants, dispatchers, and our material specialists are amendable in 2012.

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

Our maintenance expenses will increase as our fleet ages and may be higher than we anticipate.

Because the average age of our Embraer aircraft is approximately 6.4 years old and that of our Airbus aircraft is approximately 5.4 years old, our aircraft require less maintenance now than they will in the future. We have incurred lower maintenance expenses because most of the parts on our aircraft are under multi-year warranties. Our maintenance costs will increase significantly as our fleet ages and these warranties expire.

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

At December 31, 2011, we had estimated federal net operating loss carry-forwards, which we refer to as NOLs, of $1.4 billion for federal income tax purposes that begin to expire in 2015. We have recorded a valuation allowance for $408.0 million of those NOLs. Section 382 of the Internal Revenue Code, which we refer to as Section 382, imposes limitations on a corporation's ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382. Any unused NOLs in excess of the annual limitation may be carried over to later years.

The imposition of a limitation on our ability to use our NOLs to offset future taxable income could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs. Based on analysis that we performed, we believe we have not experienced a change in ownership as defined by Section 382, however; certain of our NOLs generated prior to July 2005 and acquired from Midwest and Frontier are subject to an annual limitation under Internal Revenue Code Section 382 (“IRC 382”).

Changes to our business model may not be successful and may cause operational difficulties.

We are devoting significant attention and resources to separating our fixed-fee and branded business. If we are unable to separate our business practices and operations in a manner that allows us to achieve the anticipated revenue and cost synergies, or if achievement of such separation takes longer or more costs than expected, the anticipated benefits of the acquisitions may not be realized fully or may take longer to realize than expected. In addition, it is possible that the separation process could result in the loss of key employees, diversion of management's attention, the disruption or interruption of, or the loss of momentum in our ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers and employees or our ability to achieve the anticipated benefits of the separation, or could reduce our earnings or otherwise adversely affect our business and financial results.

We are at risk of losses stemming from an accident involving any of our aircraft.

While we have never had a crash causing death or serious injury over our 37 year history, it is possible that one or more of our aircraft may crash or be involved in an accident in the future, causing death or serious injury to individual air travelers and our employees and destroying the aircraft and the property of third parties.

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

Increases in insurance costs or reductions in insurance coverage may adversely impact our operations and financial results.

The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial air carriers. Accordingly, our insurance costs increased significantly and our ability to continue to obtain insurance even at current prices remains uncertain. In addition, we have obtained third-party war risk (terrorism) insurance through a special program administered by the FAA, resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. The program has been extended, with the same conditions and premiums, until September 30, 2012. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk insurance. The failure of one or more of our insurers could result in a lack of coverage for a period of time. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the claims paying ability of some insurers. Future downgrades in the ratings of enough insurers could adversely impact both the availability of appropriate insurance coverage and its cost. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could have an adverse impact on our financial results.

The Company may not realize the full value of its intangible or long-lived assets which may adversely affect its results of operations and financial condition.

In accordance with applicable accounting standards, the Company is required to test its indefinite-lived intangible assets for impairment on an annual basis, or more frequently if conditions indicate that an impairment may have occurred. In addition, the Company is required to test certain of its other assets for impairment if conditions indicate that an impairment may have occurred. During the year ended December 31, 2011, the Company performed impairment tests of certain intangible assets and certain long-lived assets (principally aircraft, related spare engines and spare parts). The impairment tests were due to events and changes in circumstances that indicated an impairment might have occurred. Certain of the factors deemed by management to have indicated that impairments may have occurred include a significant decrease in actual and forecasted revenues, high fuel prices, significant losses, a weak U.S. economy, and changes in the planned use of assets. As a result of the impairment testing, the Company recorded significant impairment charges as described in Note 6 to the financial statements included in Item 8. The Company may be required to recognize additional impairments in the future due to, among other factors, extreme fuel price volatility, tight credit markets, a decline in the fair value of certain tangible or intangible assets, unfavorable trends in historical or forecasted results of operations and cash flows and the uncertain economic environment, as well as other uncertainties. The Company can provide no assurance that a material impairment charge of tangible or intangible assets will not occur in a future period. The value of our aircraft could be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from grounding of aircraft by the Company or other carriers. An impairment charge could have a material adverse effect on the Company's financial position and results of operations.

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

In February 2009, Colgan Flight 3407, operating as Continental Connection, crashed on its approach into Buffalo, New York. A total of 50 people were killed. Since the date of this tragedy, there have been numerous press reports questioning some of the operating policies of regional airlines. In response, there have also been legislative initiatives aimed at heightening safety requirements, such as The Airline Safety and Pilot Training Improvement Act of 2009. Although our regional jets have never had a crash causing death or serious injury in over 37 years of operations, should the public perceive regional aircraft as less safe our Partners may be less inclined to renew our contracts in the future or should new legislation impose additional burdens on us, our financial condition, results of operations and the price of our common stock could be materially adversely effected.

High fuel costs would harm the airline industry.

High fuel prices would harm the airline industry's financial condition and results of operations. Fuel costs constitute a substantial portion of the total operating expenses of the airline industry. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues, supply and demand and other factors. Fuel availability is also affected by demand for home heating oil, gasoline and other petroleum products. Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. Further, in the event of a fuel supply shortage or further increases in fuel prices, a curtailment of scheduled service could result. A one dollar change in price per barrel of crude oil will increase or decrease our fuel expense by $5.3 million.  A one-cent change in the cost of each gallon of fuel would impact our pre-tax income by approximately $2.2 million per year based on our current fleet and aircraft fuel consumption.

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

Generally, revenues for airlines depend on the number of passengers carried, the fare paid by each passenger and service factors, such as the timeliness of departure and arrival. During periods of fog, ice, low temperatures, storms or other adverse weather conditions, flights may be cancelled or significantly delayed. For example, in July 2011, hail storms in Denver, CO. forced us to cancel an abnormal portion of our operations. Under our fixed-fee code-share agreements, our regional airline business is partially protected against cancellations due to weather or air traffic control, although these factors may affect our ability to receive incentive payments for flying more than the minimum number of flights specified in our code-share agreements. Should we enter into pro-rate revenue sharing agreements in the future our regional airline business will not be protected against weather or air traffic control cancellations and our operating revenues could suffer as a result. Our branded operations are not insulated against weather or air traffic control cancellations.

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

Because the airline industry is seasonal and cyclical, our revenues related to Frontier will fluctuate throughout the year. Our weakest travel periods are generally during the quarters ending in March and December. The airline industry is also a highly cyclical business with substantial volatility. Our operating and financial results are likely to be negatively impacted by national or regional economic conditions in the U.S., and particularly in Colorado.

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

Risks Related To Our Common Stock

Our stock price is volatile.

Since our common stock began trading on The NASDAQ National Market (now the NASDAQ Global Select Market) on May 27, 2004, the market price of our common stock has ranged from a low of $2.53 to a high of $23.88 per share.  The market price of our common stock may continue to fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

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

None

ITEM 2. PROPERTIES

Flight Equipment

As of December 31, 2011, we operated 281 aircraft as described in the following table:

Type	Total Aircraft	Owned	Leased	Average Age (in years)	Seats in Standard Configuration
E135/140LR	18	12	6	9.7	44
E145LR (1)	55	22	33	9.7	50
E170/175LR (2)	129	106	23	5.3	69-80
E190LR	17	12	5	2.0	99
A318	4	—	4	8.2	120
A319	41	4	37	7.4	138
A320	15	2	13	1.5	162
Q400	2	2	—	4.2	74

Total	281	160	121
__________________________
(1) Eleven of these aircraft are used as charters, spares, or parked.
(2) One of these aircraft is used as a spare.

In addition to the aircraft listed above, we have subleased eleven E145 aircraft to a foreign airline and we have two Q400 aircraft classified as held-for-sale as of December 31, 2011.

All of our leased aircraft are leased by us pursuant to operating leases, with current lease expirations ranging from 2012 to 2024. We have fixed-price purchase options under most of these leases after nine to 14 years of the lease term. Furthermore, we have options to renew most of the leases for an additional three to four years, or purchase the leased aircraft at the conclusion of their current lease terms at fair market value.

Ground Operations and Properties

As of December 31, 2011, our facilities are summarized in the following table:

Facility	Square Feet	Location
Corporate Headquarters	83,100	Indianapolis, IN
Training Facility	20,400	Plainfield, IN
Maintenance Hangar	110,500	Indianapolis, IN
Maintenance Hangar/Office	232,100	Columbus, OH
Maintenance Hangar	70,000	Louisville, KY
Maintenance Hangar/Office	86,000	Pittsburgh, PA
General Office - Frontier	77,500	Denver, CO
Maintenance Hangar	81,300	Kansas City, MO
Maintenance Hangar	26,000	Honolulu, HI
Maintenance Hangar	194,300	Milwaukee, WI

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

The restructuring agreement included, among other things, (i) the postponement of certain pay increases, (ii) reduced Company contributions to the Pilots' 401(k) plan, (iii) reduced accruals for vacation days and sick days and (iv) an extension of the collective bargaining agreement by two years (collectively, the "Investment"). In exchange for the Investment, the Frontier pilots will receive an equity stake in Frontier valued at $7.2 million, which vests over the term of the agreement. The Company has agreed to certain other conditions which must be met during the term to continue the Investment by the Frontier pilots. Those conditions include aircraft growth at Frontier, a liquidity raise, subject to suitable market conditions, of at least $70 million by the Company through debt offerings, assets sales, or other financings, material execution of Frontier's restructuring program by the end of 2011, and a good faith effort by the Company to attract equity investment(s) in Frontier that would reduce the Company's ownership of Frontier to a minority interest by December 31, 2014. In addition, the Company has agreed to establish a profit sharing program for Frontier employees. As of December 31, 2011, the Company remains in compliance with these conditions.

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

We believe that these allegations are baseless and that we did not interfere in the election process, which in fact the IBT won. We intend to vigorously defend ourselves and Frontier against this complaint, but there can be no assurance that we will be successful. If we are not successful and the restructuring agreement with our Frontier pilots is declared null and void, Frontier would lose approximately $9 million to $10 million in annual cost savings on average over the next four years, which may have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. Mine Safety Disclosures

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

Year Ended December 31, 2010	High	Low
First Quarter	$7.65	$4.48
Second Quarter	6.80	5.25
Third Quarter	8.58	4.74
Fourth Quarter	9.58	6.83
Year Ended December 31, 2011
First Quarter	$7.79	$5.73
Second Quarter	6.47	4.21
Third Quarter	5.65	2.50
Fourth Quarter	4.78	2.47

As of December 31, 2011 there were 4,173 stockholders of record of our common stock. We have never paid cash dividends on our common stock. The payment of future dividends is within the discretion of our board of directors and will depend upon our future earnings, our capital requirements, bank or other lender financing, financial condition and other relevant factors.

Performance Graph

The above graph compares the performance of the Company from May 27, 2004 through December 31, 2011, against the performance of (i) the Composite Index for NASDAQ Stock Market (U.S. Companies) and (ii) an index of companies engaged in air transportation (SIC 4512), including regional airlines, whose stocks trade on the NASDAQ, for the same period.

Below is a summary of the equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders
Options outstanding under the 2002 Equity Incentive Plan	1,149,837	$14.98	190,547
Options outstanding under the 2007 Equity Incentive Plan	3,360,000	11.62	899,542
Equity compensation plans not approved by security holders	—	—	—
Total	4,509,837	$12.46	1,090,089

Unregistered Sales of Equity Securities

None

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data and operating statistics should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in millions)
Statement of Operations Data:
Operating revenues:
Fixed-fee service	$1,079.0	$1,030.3	$1,180.2	$1,462.2	$1,274.6
Passenger service	1,694.5	1,541.3	421.0	—	—
Cargo and other	91.0	82.1	41.0	17.5	18.1
Total operating revenues	2,864.5	2,653.7	1,642.2	1,479.7	1,292.7
Operating expenses:
Wages and benefits	560.6	549.9	342.4	252.3	226.5
Aircraft fuel (2)	821.1	616.9	236.6	327.8	296.6
Landing fees and airport rents	167.7	170.7	96.9	59.9	53.7
Aircraft and engine rent	251.5	240.6	156.8	134.2	125.0
Maintenance and repair	297.2	255.8	211.5	169.4	130.2
Insurance and taxes	42.1	45.5	28.1	25.8	19.0
Depreciation and amortization	200.2	204.5	163.6	133.2	106.6
Promotion and sales	133.6	134.8	36.3	—	—
Goodwill impairment	—	—	113.8	—	—
Other impairment charges	191.1	11.5	8.8	—	—
Gain on bargain purchase	—	—	(203.7)	—	—
Other	305.0	290.1	179.7	122.0	104.8
Total operating expenses	2,970.1	2,520.3	1,370.8	1,224.6	1,062.4
Operating income (loss)	(105.6)	133.4	271.4	255.1	230.3
Other income (expense):
Interest expense	(137.3)	(151.7)	(145.0)	(131.9)	(107.3)
Other - net	0.5	(3.2)	9.8	14.2	11.0
Total other expense	(136.8)	(154.9)	(135.2)	(117.7)	(96.3)
Income (loss) before income taxes	(242.4)	(21.5)	136.2	137.4	134.0
Income tax expense (benefit)	(90.6)	(7.7)	99.8	52.8	51.2
Net income (loss)	(151.8)	(13.8)	36.4	84.6	82.8
Add: Net loss attributable to noncontrolling interest in Mokulele Flight Service Inc.	—	—	3.3	—	—
Net income (loss) of the Company	$(151.8)	$(13.8)	$39.7	$84.6	$82.8
Net income (loss) available for common stockholders per share:
Basic	$(3.14)	$(0.38)	$1.15	$2.43	$2.05
Diluted	$(3.14)	$(0.38)	$1.13	$2.42	$2.02
Weighted average common shares outstanding:
Basic	48.2	36.0	34.6	34.9	40.4
Diluted	48.2	36.0	35.7	34.9	41.0
Other Financial Data:
Net cash from:
Operating activities	$131.5	$256.5	$168.6	$242.3	$280.5
Investing activities	$23.6	$2.5	$3.4	$(81.9)	$(76.5)
Financing activities	$(227.0)	$(125.3)	$(144.2)	$(194.7)	$(235.5)

(in millions)	Years Ended December 31,
	2011 (1)	2010 (1)	2009 (1)	2008	2007
Airline Operating Data:
Passengers carried	31.4	32.0	23.0	18.9	16.3
Revenue passenger miles (3)	20,961.4	21,143.8	12,905.6	9,701.0	8,581.8
Available seat miles(4)	26,227.7	26,547.3	17,116.5	13,213.7	11,511.8
Passenger load factor (5)	79.9%	79.6%	75.4%	73.4%	74.5%
Revenue per available seat mile (6)	$0.109	$0.100	$0.096	$0.112	$0.112
Cost per available seat mile (7)	$0.111	$0.100	$0.093	$0.103	$0.102
Average passenger trip length (miles)	661	662	562	513	527
Number of aircraft in operations (end of period):
Regional Jets:
Owned	152	150	150	142	131
Leased	67	72	78	79	88
Airbus:
Owned	6	11	13	—	—
Leased	54	39	38	—	—
Q400:
Owned	2	3	6	—	—
Leased	—	—	5	—	—
Total aircraft	281	275	290	221	219

	As of December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:	(in millions)
Cash and cash equivalents	$219.3	$291.2	$157.5	$129.7	$164.0
Aircraft and other equipment—net	2,808.7	3,173.5	3,418.2	2,692.4	2,308.7
Total assets	3,901.7	4,348.7	4,450.5	3,236.6	2,773.1
Long-term debt, including current maturities	2,359.1	2,577.7	2,789.4	2,277.8	1,913.6
Total stockholders' equity	460.5	609.6	517.9	475.9	426.1

(1) The full year 2011, 2010 and 2009 are not comparable to the years ended December 31, 2008 and 2007.  The results of operations for 2009 include Midwest beginning in August 2009 and Frontier in October 2009 and include 12 months of the results of operations for Midwest and Frontier during 2010.

(2) As of December 31, 2011 and 2010, all of our Partners provide substantially all of our aircraft fuel for our fixed fee business and the increase in fuel expense was primarily attributable to a full year of expense related to flying completed in our Frontier operations. Beginning in May 2009 and June 2009, we did not record fuel expense and the related revenue for the American and Delta operations, respectively. United started directly supplying fuel for certain locations in January 2007.  All fuel related to the Continental and US Airways operations is directly supplied as well.  Prior to the acquisition of Midwest and Mokulele, all fuel was directly supplied by them.  Prior to the acquisition of Frontier, Frontier directly supplied fuel until the aircraft were removed from service during the second quarter of 2008.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Delaware holding company organized in 1996 that offers scheduled passenger services through our wholly-owned operating air carrier subsidiaries: Chautauqua Airlines, Inc. (“Chautauqua”), Shuttle America Corporation (“Shuttle”), Republic Airline Inc. (“Republic Airline”) and Frontier Airlines, Inc. (“Frontier”). Unless the context indicates otherwise, the terms the “Company,” “we,” “us,” or “our,” refer to Republic Airways Holdings Inc. and our subsidiaries.

As of December 31, 2011, our operating subsidiaries offered scheduled passenger service on 1,483 flights daily to 132 cities in 42 states, Canada, Mexico, and Costa Rica under our Frontier operations and through fixed-fee code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), Continental Airlines, Inc. (“Continental”), Delta Air Lines, Inc. (“Delta”),  United Air Lines, Inc. (“United”), and US Airways, Inc. (“US Airways”) (collectively referred to as our “Partners”). Currently, we provide our Partners with fixed-fee regional airline services, operating as AmericanConnection, Continental Express, Delta Connection, United Express, or US Airways Express, including service out of their hubs and focus cities.

Fleet Composition

The following table outlines the type of aircraft our subsidiaries operate and their respective operations within our business units as of December 31, 2011:

			Schedule of Operational Aircraft
Operating Subsidiaries	Aircraft Size	Frontier	American	Continental	Delta	United	US Airways	Spares	Number of Aircraft
Chautauqua Airlines	37 to 50	6	15	8	24	—	9	11	73
Shuttle America	70 to 76	—	—	—	30	38	—	—	68
Republic Airline	69 to 99	21	—	—	—	—	58	1	80
Frontier	120 to 162	60	—	—	—	—	—	—	60
Total number of operating aircraft		87	15	8	54	38	67	12	281

During 2011, our operational fleet increased from 275 to 281. The Company took delivery of eight A320 aircraft, two E190 aircraft, placed into service three A319 aircraft, sold five A318 aircraft, four of which have remained in the fleet under sale leaseback agreements, and sold one Q400. The Company also returned two E145 aircraft and three E135 aircraft to the lessors. Included in the operational fleet there are eleven ERJ aircraft and one E170 aircraft that operated as charter service, serve as operational spares, or are temporarily parked. We continue to look for opportunities to redeploy spare aircraft into our fixed-fee business, or outright sell or sublease these aircraft to another airline.

Our branded operations consist of all Airbus operations at Frontier; and includes aircraft operated by Chautauqua and Republic marketed as Frontier. Frontier, which we purchased out of bankruptcy in 2009, is a low-fare carrier that has the second largest market share in Denver, Colorado. During 2011, we successfully completed an out of court restructuring of the business which will enhance financial performance by more than $120 million in 2012. We view Frontier as an efficient, low-cost producer of narrowbody capacity and believe it is well-positioned to compete in Denver. In 2012, we remain focused on further lowering the unit costs of Frontier by increasing the average seat density of its aircraft and increasing the percentage of customers who use FlyFrontier.com to purchase tickets on Frontier.

We have fixed-fee regional jet code-share agreements with each of our Partners that are subject to our maintaining specified performance levels. Pursuant to these fixed-fee agreements, which provide for minimum aircraft utilization at fixed rates, we are authorized to use our Partners' two-character flight designation codes to identify our flights and fares in our Partners' computer reservation systems, to paint our aircraft in the style of our Partners, to use their service marks and to market ourselves as a carrier for our Partners. Our fixed-fee agreements have historically limited our exposure to fluctuations in fuel prices, fare competition and passenger volumes. Our development of relationships with multiple major airlines has enabled us to reduce our dependence on any single airline, allocate our overhead more efficiently among our Partners and reduce the cost of our services to our Partners. Certain of these agreements contain minimum guarantee amounts, penalty provisions for either the early removal of aircraft or agreement termination for activity levels below the minimums.

Business Strategy

Fixed-fee

•
Continue to operate a high-quality fleet of aircraft across an efficient network - We intend to maintain a modern, high-quality fleet of Embraer aircraft that meets or exceeds stringent industry operating standards and complies with the terms of our fixed-fee regional jet code-share agreements. We believe we have highly efficient flight and maintenance operations due to leveraging large crew and maintenance bases across multiple Partners' networks.

•
Continue to provide efficient and effective solutions to our Partners - We have strong, long-term relationships with each of our Partners and have historically worked together with them to meet their operational and network needs. Historically, we have provided safe, reliable, and cost-efficient solutions for our Partners. We remain focused on anticipating and continuing to assist our Partners with their business strategies.

•
Take advantage of growth opportunities to operate larger regional jets - Network carrier consolidation, along with high fuel prices, has limited the economic use of smaller regional jets. All of our Partners, including American, have shown an interest in having more, larger regional jets in their networks. We believe our existing relationship with our Partners and our strong relationship with Embraer make us well-positioned to take advantage of any growth opportunities.

Branded

•
Compete effectively by providing our customers with low fares on our low-cost, narrowbody aircraft -  Frontier offers a differentiated customer experience with its LiveTV and bundled fare offerings through its Classic and Classic Plus products, which are available for purchase on FrontierAirlines.com. We believe the restructuring completed in 2011 provides Frontier with low-cost narrowbody aircraft, which allows us to compete effectively in our highly contested markets.

•
Further lower our unit costs (Cost per available seat mile "CASM") to become an ultra-low cost carrier - We are focused on our effort to further reduce operating costs at Frontier by reducing sales and distribution, marketing and costs associated with our airport operations. Additionally, Frontier will add six seats to its A320 aircraft, which will reduce CASM by approximately 3% on the A320 fleet. This is a highly cost-efficient project that will have a quick payback as we continue to see record load factors on Frontier.

•
Take advantage of opportunities resulting from industry consolidation and expand Frontier's network outside of Denver, Colorado  -  Frontier continues to reduce its fleet complexity by removing regional aircraft flown by our other subsidiaries. We remain focused on our network and intend to develop new point-to-point opportunities outside of Denver in markets where we have competitive advantages.

Revenue

Fixed-Fee Service - Under our code-share arrangements with our Partners, we receive fixed-fees, as well as reimbursement of specified costs on a gross basis with additional possible incentives from our Partners for superior performance. For the years ended December 31, 2011, 2010 and 2009, all of our fixed-fee revenue was earned under our fixed-fee arrangements. The number of aircraft we operate and aircraft utilization are the most significant drivers of our revenue, as opposed to the number of passengers we carry or the fare the passengers pay.

Passenger Service - Branded passenger service includes passenger ticket revenue on our branded airlines: Frontier (beginning October 2009), Midwest (beginning August 2009), and Mokulele (from April 2009 to October 2009). Unlike our fixed fee business, the most significant drivers of our revenue are the number of passengers we carry and the fare paid by the passenger.

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

Aircraft Fuel

As of December 31, 2011, the majority of our aircraft fuel for the fixed-fee operations is supplied directly by our code-share partners, and thus we do not record expense or the related revenue for those gallons of fuel.  Beginning in May 2009 and June 2009, we did not record fuel expense and the related revenue for the American and Delta operations, respectively.  We also did not pay for or record fuel expense and the related revenue for Continental or US Airways operations.   All fuel costs including into-plane fees and taxes are expensed as incurred for our branded operations.  Aircraft fuel also includes the realized and unrealized mark-to-market adjustments on fuel derivatives.

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

Other Impairment Charges

This expense includes the impairment of aircraft and other equipment, trade names, and other assets.

Indefinite-lived intangible assets - consist of the Frontier trade name and airport slots. We apply a fair value based impairment test to the carrying value of indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. Due to the net loss of the branded business the Company ensured the fair value was greater than the carrying value by completing an impairment test. The key assumptions in our impairment test for the Frontier tradename include our projected revenues, an estimated weighted average cost of capital, assumed discount rates depending on the asset and a tax rate. In evaluating the airport slots the Company used a market approach by reviewing historical airport slot sales and auction values. These assumptions are consistent with those hypothetical market participants would use. Since we are required to make estimates and assumptions when evaluating indefinite-lived intangible assets for impairment, the actual amounts may differ from these estimates. Other intangibles with an indefinite life are required to be evaluated for impairment on an annual basis. As of December 31, 2011 there was no impairment charge recorded by the Company for indefinite-lived intangible assets.

Aircraft and other equipment - we record impairment losses on aircraft and other equipment used in operations when events and circumstances indicate the assets may be impaired and the estimated future cash flows generated by those assets are less than their carrying amounts. Factors which could cause impairment include, but are not limited to, a decision to permanently or temporarily remove aircraft and other equipment from operations, significant changes in the estimated useful life, significant changes in projected cash flows, permanent and significant declines in fleet fair values, and changes to the regulatory environment. For long-lived assets held for sale, we discontinue depreciation and record impairment losses when the carrying amount of these assets is greater than the fair value less the cost to sell.

To determine whether impairments exist for aircraft used in operations, we group assets based on aircraft type family (the lowest level for which there are identifiable cash flows) and then estimate future cash flows based on projections of capacity, passenger mile yield, fuel costs, labor costs and other relevant factors. If an impairment occurs, the impairment loss recognized is the amount by which the aircraft's carrying amount exceeds its estimated fair value. We estimate aircraft fair values using published sources, appraisals and bids received from third parties, as available. As of December 31, 2011, the Company recorded an impairment of $180.5 million on aircraft, $5.1 million of an impairment on assets held for sale, and $5.5 million of an impairment on inventory related to these aircraft.

Gain on Bargain Purchase

This represents the amount that the fair values of assets acquired exceeds the assumed liabilities and purchase price from the acquisition of Frontier.

Other

This expense includes the costs of crew training, crew travel, airport, passenger and ground handling related expenses, all hangar and administrative lease expenses, professional fees, and all other administrative and operational overhead expenses not included in other line items above. Additionally, if incurred, this expense will include aircraft return costs, gains and losses on disposal of assets, reorganization costs, severance costs and bad debt expenses.

Results of Operations

The following tables sets forth information regarding the Company’s statistical performance for the years ended December 31, 2011, 2010, and 2009.

Operating Highlights - Fixed-Fee	Twelve Months Ended December 31,
	2011	Change	2010	Change	2009
Fixed-fee service revenues, excluding fuel (millions) (1)	$976.5	1.4%	$962.7	(11.6)%	$1,089.1
Passengers carried	16,418,567	(5.4)%	17,355,097	(7.6)%	18,783,773
Revenue passenger miles (000's) (2)	8,062,206	(6.0)%	8,572,623	(10.3)%	9,560,637
Available seat miles (000's) (3)	11,191,105	(1.4)%	11,348,280	(12.0)%	12,894,899
Passenger load factor (4)	72.0%	-3.5 pts	75.5%	1.4 pts	74.1%
CASM,(5)(6) including interest expense, (cents)	9.02	7.4%	8.40	0.5%	8.36
CASM,(5)(6) including interest and excluding fuel expense, (cents)	8.10	3.8%	7.80	2.0%	7.65
Operating aircraft at period end:
37-50 seats	56	(13.8)%	65	(15.6)%	77
69-86 seats (7)	126	12.5%	112	—%	112
Block hours (8)	601,499	1.5%	592,821	(12.1)%	674,454
Departures	350,279	(1.2)%	354,631	(10.6)%	396,559
Average daily utilization of each aircraft (hours) (9)	10.0	1.0%	9.9	(2.0)%	10.1
Average length of aircraft flight (miles)	491	2.3%	480	(2.8)%	494
Average seat density	65	(3.0)%	67	1.5%	66

Operating Highlights - Branded	Twelve Months Ended December 31 (10)
	2011	Change	2010	Change	2009
Total revenues (millions)	$1,765.4	10.0%	$1,604.5	261.1%	$444.3
Passengers carried	14,937,983	2.3%	14,603,935	247.7%	4,200,044
Revenue passenger miles (000's) (2)	12,899,243	2.6%	12,571,202	275.8%	3,344,953
Available seat miles (000's) (3)	15,036,619	(1.1)%	15,198,973	260.0%	4,221,629
Passenger load factor (4)	85.8%	3.1 pts	82.7%	3.5 pts	79.2%
Total revenue per available seat mile (cents)	11.74	11.2%	10.56	0.4%	10.52
Passenger revenue per available seat mile (cents)	11.27	11.1%	10.14	1.7%	9.97
CASM,(5)(6) (cents)	12.39	13.4%	10.93	(4.5)%	11.44
Fuel cost per available seat mile (cents) (10)	4.78	32.4%	3.61	5.3%	3.43
CASM,(5)(6) excluding fuel expense (cents)	7.60	3.8%	7.32	(5.1)%	7.71
Gallons consumed	220,824,996	(3.2)%	228,196,721	238.6%	67,388,662
Average cost per gallon (11)	$3.25	35.4%	$2.40	11.6%	$2.15
Operating aircraft at period end:
37-50 seats (12)	6	(53.8)%	13	18.2%	11
70-99 seats	21	(40.0)%	35	(7.9)%	38
120+ seats	60	20.0%	50	(2.0)%	51
Block hours (8)	349,300	(8.1)%	380,050	213.7%	121,167
Departures	167,223	(8.7)%	183,185	184.5%	64,379
Average daily utilization of each aircraft (hours) (9)	10.6	(2.8)%	10.9	1.9%	10.7
Average length of aircraft flight (miles)	831	0.5%	827	10.4%	749
Average seat density	108	8.0%	100	13.6%	88

(1) Fixed-fee service revenues exclude cargo and other revenues and fuel expense that is pass through cost for the fixed-fee business.

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

(7) During 2011, we reconfigured our US Airways EJET aircraft from 76 and 86 seat single class configurations to 69 and 80 seat dual class configurations.

(8) Block hours are from takeoff to landing, including taxi time.

(9) Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

(10) Branded statistics include the results of Midwest and Frontier beginning in August and October 2009, respectively.  In addition, the table includes the results of Mokulele beginning in April 2009 until October 2009 when the Company deconsolidated Mokulele.

(11) Excludes mark-to-market fuel hedge benefit of $3.8 million and expense of $3.6 million for the years ended December 31, 2011 and 2010, respectively.

(12) In 2009, includes four aircraft operated by SkyWest Airlines under an agreement with Midwest, which terminated in January 2010.

The following table sets forth information regarding the Company’s expenses for the years ended December 31, 2011, 2010, and 2009. Individual expense components are also expressed in cents per available seat mile (“ASM”).

	Years ended December 31,
	2011		2010		2009
	Amount	Cents per ASM	Amount	Cents per ASM	Amount	Cents per ASM
	(in millions)		(in millions)		(in millions)
OPERATING EXPENSES:
Wages and benefits	$560.6	2.14	$549.9	2.07	$342.4	2.00
Aircraft fuel	821.1	3.13	616.9	2.32	236.6	1.38
Landing fees and airport rents	167.7	0.64	170.7	0.64	96.9	0.57
Aircraft and engine rent	251.5	0.96	240.6	0.91	156.8	0.92
Maintenance and repair	297.2	1.13	255.8	0.96	211.5	1.24
Insurance and taxes	42.1	0.16	45.5	0.17	28.1	0.16
Depreciation and amortization	200.2	0.76	204.5	0.77	163.6	0.96
Promotion and sales	133.6	0.51	134.8	0.51	36.3	0.21
Goodwill impairment	—	—	—	—	113.8	0.66
Other impairment charges	191.1	0.73	11.5	0.04	8.8	0.05
Gain on bargain purchase	—	—	—	—	(203.7)	(1.19)
Other	305.0	1.16	290.1	1.10	179.7	1.05
Total operating expenses	$2,970.1	11.32	$2,520.3	9.49	$1,370.8	8.01

Interest expense	$137.3	0.52	$151.7	0.57	$145.0	0.85

2011 Compared to 2010

Operating revenue in 2011 increased by 7.9%, or $210.8 million, to $2.86 billion compared to $2.65 billion in 2010. Branded revenues increased $160.9 million over 2010 results. This increase is a direct result of an increase in Frontier's unit revenues. Excluding reimbursement for fuel expense, which is a pass through cost to our Partners, fixed-fee service revenues increased $13.8 million, or 1.4% for 2011.  This increase is mainly related to the increased number of block hours flown for the fixed fee segment year over year.

Factors relating to changes in operating expenses are discussed below:

Wages and benefits increased by 1.9%, or $10.7 million, to $560.6 million for 2011 compared to $549.9 million for 2010. The increase is attributable to an increase in the operation of regional jets and a shift in the mix of flying toward larger regional jets. The cost per available seat mile increased to 2.14¢ for 2011 compared to 2.07¢ in 2010.

Aircraft fuel expense increased 33.1%, or $204.2 million, to $821.1 million for 2011 compared to $616.9 million for 2010. The increase is primarily due to the rise in the cost per gallon for fuel used in the branded operation, which was $3.25 in 2011 compared to $2.40 in 2010. The unit cost increased to 3.13¢ in 2011 compared to 2.32¢ in 2010.

Landing fees and airport rents decreased by 1.8%, or $3.0 million, to $167.7 million in 2011 compared to $170.7 million in 2010. The Company recorded a true-up in 2011, to its annual rent rebate adjustment from Denver International Airport of approximately $3.5 million, relating to 2010. The unit cost is 0.64¢ in 2011 and 2010, respectively.

Aircraft and engine rent increased by 4.5%, or $10.9 million, to $251.5 million in 2011 compared to $240.6 million in 2010. The increase is mainly related to the addition of eight leased A320 aircraft into our branded operations. The unit cost increased to 0.96¢ for 2011 compared to 0.91¢ for 2010.

Maintenance and repair expenses increased by 16.2%, or $41.4 million, to $297.2 million in 2011 compared to $255.8 million for 2010, due mainly to higher scheduled heavy check maintenance on all aircraft, engine restorations on 50-seat aircraft, and increased engine overhaul expenses on Airbus aircraft. The unit cost increased to 1.13¢ in 2011 compared to 0.96¢ in 2010.

Insurance and taxes decreased 7.5%, or $3.4 million, to $42.1 million in 2011 compared to $45.5 million in 2010. The decrease is mainly due to a decrease in property taxes. The unit cost decreased to 0.16¢ in 2011 compared to 0.17¢ in 2010.

Depreciation and amortization decreased 2.1%, or $4.3 million, to $200.2 million in 2011 compared to $204.5 million in 2010 due mainly to a decrease in the amortization of intangible assets. The unit cost decreased to 0.76¢ in 2011 compared to 0.77¢ in 2010.

Promotion and sales expenses decreased 0.9%, or $1.2 million, to $133.6 million in 2011 compared to $134.8 million in 2010. The unit cost is 0.51¢ in 2011 and 2010, respectively.

Other impairment charges increased $179.6 million, to $191.1 million in 2011 compared to $11.5 million in 2010. The impairment in 2010 was primarily attributable additional impairments taken on the Midwest trade name in 2010. The impairment in 2011 was primarily attributable to charge on the ERJ 135/140/145 aircraft and related aircraft equipment and spare parts on the Q400 aircraft. The unit cost increased to 0.73¢ in 2011 compared to 0.04¢ in 2010.

Other expenses increased 5.1%, or $14.9 million, to $305.0 million in 2011 from $290.1 million in 2010. The increase is due primarily to an increase in restructuring costs in 2011, offset by a decrease in integration expense from 2010. The unit cost increased to 1.16¢ in 2011 compared to 1.10¢ in 2010.

Interest expense decreased 9.5% or $14.4 million, to $137.3 million in 2011 from $151.7 million in 2010 primarily due to the pay down of aircraft debt, coupled with a decrease in the number of owned Airbus and Q400 aircraft year over year. The unit cost decreased to 0.52¢ in 2011 compared to 0.57¢ in 2010.

We incurred an income tax benefit of $90.6 million during 2011, compared to an income tax benefit of $7.7 million in 2010. The effective tax rates for 2011 and 2010 were 37.4% and 35.8%, respectively. In 2011 and 2010, the rate was higher than the statutory rate due primarily to state income taxes and other non-deductible meals and entertainment expense, primarily for our flight crews.

2010 Compared to 2009

Operating revenue in 2010 increased by 61.6%, or $1.01 billion, to $2.65 billion compared to $1.64 billion in 2009. Branded revenues increased $1.16 billion over 2009 results. This increase is a direct result of passenger and ancillary revenues reported for a full year in 2010 compared to 2009 when Midwest and Frontier were acquired in July and October, respectively. Excluding reimbursement for fuel expense, which is a pass through cost to our Partners, fixed-fee service revenues decreased $126.4 million, or 11.6% for 2010.  Block hours for the fixed-fee business were down 12.1% in 2010 mainly because of reporting certain operations on behalf of Midwest and Frontier in our fixed-fee results prior to the acquisitions of each company in 2009.

Factors relating to the change in operating expenses are discussed below:

Wages and benefits increased by 60.6%, or $207.5 million, to $549.9 million for 2010 compared to $342.4 million for 2009 due primarily to the acquisition of Frontier. Of the increase, $174.4 million relates to increased expenses at Frontier. The remainder of the increase is due to an increase in the operation of regional jets and a shift in the mix of flying toward larger regional jets. The cost per available seat mile increased to 2.07¢ for 2010 compared to 2.00¢ in 2009.

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

Other expenses increased 61.4%, or $110.4 million, to $290.1 million in 2010 from $179.7 million in 2009. Frontier other expenses increased $126.5 million. In 2009, we incurred approximately $13.0 million of aircraft transition costs and charges related to Mokulele. The unit cost increased to 1.10¢ in 2010 compared to 1.05¢ in 2009.

Interest expense increased 4.6% or $6.7 million, to $151.7 million in 2010 from $145.0 million in 2009 primarily due to $5.6 million increase in expense at Frontier. The unit cost decreased to 0.57¢ in 2010 compared to 0.85¢ in 2009.

We incurred an income tax benefit of $7.7 million during 2010, compared to income tax expense of $99.8 million in 2009. The effective tax rates for 2010 and 2009 were 35.8% and 73.3%, respectively. In 2009, the rate was higher than the statutory rate due primarily to non-deductible goodwill impairments. In 2010, the rate was higher than the statutory rate due primarily to state income taxes.

Liquidity and Capital Resources

2011 compared to 2010

As of December 31, 2011, we had total cash of $370.7 million of which $219.3 million was unrestricted. At December 31, 2011, we had a working capital deficit of $141.0 million.  The Company currently anticipates that its unrestricted cash on hand, the cash generated from operations, and other financings will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months. We are required to comply with certain financial covenants under certain of our financing arrangements. We are required to maintain $125 million of unrestricted cash, maintain certain cash flow, debt service coverage and working capital covenants. Our ability to maintain unrestricted cash levels above this minimum unrestricted cash covenant is dependent on our ability to generate sufficient funds from operations to fund operating expenses, maintenance deposits for leased aircraft, maturities of debt, capital expenditures and other contractual obligations. The Company currently anticipates that its unrestricted cash on hand, the cash generated from operations, and potential other liquidity initiatives, including but not limited to asset sales, or financings will be sufficient to meet its minimum cash covenants and anticipated working capital and capital expenditure requirements; however, there can be no assurances to that effect.

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

Net cash provided by operating activities was $131.5 million in 2011 compared to $256.5 million in 2010.  The $125.0 million decrease in operating cash flows is primarily attributable to the lower net income and timing differences in our working capital in 2011 compared to 2010.

Net cash provided by investing activities was $23.6 million in 2011 compared to $2.5 million in 2010.  The increase is primarily attributable to the change in proceeds from the sale of aircraft and aircraft slots, offset by the change in aircraft purchased year over year.

Net cash used in financing activities was $227.0 million in 2011 compared to $125.3 million in 2010. The increase in net cash used was primarily due to the Company receiving net proceeds of $101.9 million from a second public offering completed in November of 2010. The Company made principal repayments of $208.5 million and retired $88.0 million of aircraft debt totaling $296.5 million compared to repayments of $214.4 million and retirements of $60.0 million totaling $274.4 million in 2010. The company received proceeds of $70.7 million in 2011, compared to $49.3 million from the financing of other equipment during 2010.

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

Net cash provided by operating activities was $256.5 million in 2010 compared to $168.6 million in 2009.  The $87.9 million increase in operating cash flows is primarily attributable to the 5% reduction on our credit card holdbacks and the timing of the processing of the holdback settlements. The remainder of the increase was attributable to timing differences in our working capital.

Net cash provided by investing activities was $2.5 million in 2010 compared to $3.4 million in 2009.  During 2010, the Company did not purchase any aircraft but spent $27.1 million on engines and $31.6 million on other maintenance and equipment, which was offset by sold aircraft and other equipment of $77.4 million.

Net cash used in financing activities was $125.3 million in 2010 compared to $144.2 million in 2009. During 2010, the Company received net proceeds of $101.9 million from a second public offering completed in November. The Company made principal repayments of $214.4 million and retired $60.0 million of aircraft debt totaling $274.4 million compared to repayments of $145.7 million and retirements of $70.9 million totaling $216.6 million in 2009. The company received proceeds of $49.3 million from the financing of other equipment during 2010.

Other Liquidity Initiatives

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

We are required to comply with certain financial covenants under certain of our financing arrangements.  We are required to maintain a certain level of minimum unrestricted cash and maintain certain cash flow and working capital covenants. As of December 31, 2011, we were in compliance with all our covenants.

Letters of Credit

As we enter new markets, increase the amount of space we lease, or add leased aircraft, we are often required to provide the airport authorities and lessors with a letter of credit.  We also provide letters of credit for our workers’ compensation insurance.  As of December 31, 2011 and 2010, we had outstanding letters of credit totaling $32.0 million and $31.8 million, respectively, all of which are bond and cash collateralized. The cash collateralized against the letters of credit are recorded in restricted cash on the consolidated balance sheet.

Fuel Hedging Transactions

Our results of operations are materially impacted by changes in aircraft fuel prices. In an effort to manage our exposure to this risk, we periodically purchase call options, enter in fuel swap agreements, or enter into costless collars on various oil derivative commodities. We do not hold or issue any derivative financial instruments for speculative trading purposes.  We choose not to designate these derivatives as hedges, and, as such, realized and unrealized mark-to-market adjustments are included in aircraft fuel expense in the consolidated statements of operations. A one dollar change in price per barrel of crude oil or the crack spread will increase or decrease our fuel expense by $5.3 million.  A one-cent change in the cost of each gallon of fuel would impact our pre-tax income by approximately $2.2 million per year based on our current fleet and aircraft fuel consumption.

Under our fixed-fee agreements we are not exposed to changes in fuel prices. Our fixed-fee agreements provide for our partners to purchase fuel directly or reimburse us for fuel expense as a pass through cost.

As of December 31, 2011, we did not have a hedge position. We will continue to monitor fuel prices closely and may take advantage of fuel hedging opportunities as they become available.

Aircraft Leases and Other Off-Balance Sheet Arrangements

We have significant obligations for aircraft and engines that are classified as operating leases and, therefore, are not reflected as liabilities on our balance sheet. Aircraft leases expire between 2012 and 2024. As of December 31, 2011, our total mandatory payments under operating leases for aircraft aggregated approximately $1.5 billion and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $254.3 million. Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. The leases expire through 2033. As of December 31, 2011, our total mandatory payments under other non-cancelable operating leases aggregated approximately $133.2 million. Total minimum annual other rental payments for the next 12 months are approximately $21.4 million.

Commitments and Obligations

As of December 31, 2011, the Company had firm orders to purchase 40 CS300 aircraft that have scheduled delivery dates beginning in early 2015 and continuing through 2017, and sixty Airbus NEO 320 aircraft and twenty Airbus NEO 319 aircraft that have scheduled delivery dates beginning in early 2016, and continuing through 2021. The Company also has a commitment to acquire eight spare aircraft engines and expects to take delivery of two engines in 2012, two engines in 2015, three engines in 2016 and one engine beyond 2017.

We expect to fund future capital and funding commitments through internally generated funds, third-party aircraft financings, and debt and other financings.

Our contractual obligations and commercial commitments at December 31, 2011 include the following (in millions):

	Payments Due By Period
				Beyond
	2012	2013-2014	2015-2016	2017	Total
Long-term debt (including interest)	$334.0	$676.1	$629.1	$1,275.4	$2,914.6
Operating leases	275.7	509.0	413.3	444.2	1,642.2
Tax liability for uncertain tax positions	—	—	—	8.1	8.1
Debt or lease financed aircraft purchase obligations	13.0	68.5	1,858.1	948.5	2,888.1
Engines under firm orders	9.1	—	35.0	7.0	51.1
Total contractual cash obligations	$631.8	$1,253.6	$2,935.5	$2,683.2	$7,504.1

The Company has maintenance agreements for engines, auxiliary power units (“APU”) and other airframe components for our E140/145 and E170/175 aircraft. For our E140/145 aircraft, we have agreements to maintain the engines, APUs, avionics, wheels and brakes, and select rotable parts through October 2012, June 2013, December 2016, June 2014, and September 2014, respectively.  For our E170/175 aircraft, we have agreements to maintain the avionics, wheels and brakes, APUs, engines, emergency slides, and select rotable parts through December 2014, February 2017, July 2019, December 2018, May 2018, and January 2020, respectively. Under these agreements, we are charged for covered services based on a fixed rate for each flight hour or flight cycle accumulated by the engines or airframes in our service during each month. The rates are subject to annual revisions, generally based on certain Bureau of Labor Statistics' labor and material indices.  We believe these agreements, coupled with our ongoing maintenance program, reduce the likelihood of unexpected levels of engine, APU, avionics, wheels and brakes, emergency slides, and select rotable parts maintenance expense during their term. Certain of these agreements contain minimum guarantee amounts, penalty provisions for either the early removal of aircraft or agreement termination for activity levels below the minimums.

While the Company does not have long term maintenance agreements for Airbus (except for wheels and brakes through December 2013) and Q400 fleets, it has made significant deposits with the aircraft lessors for future maintenance events which will reduce future cash requirements.  As of December 31, 2011 and 2010, we had maintenance deposits of $146.0 million and $147.2 million, respectively.

Total payments under these long-term maintenance agreements were $97.1 million, $80.5 million, and $96.0 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

Cash payments for interest were approximately $127.5 million in 2011. Tax payments in 2011 were not significant and we are not expecting significant tax payments in 2012.

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

Revenue Recognition (Fixed-fee Service) – Under our fixed-fee arrangements with our Partners, the Company receives fixed-fees for our capacity purchase agreements, as well as reimbursement of specified “pass through” costs on a gross basis with additional possible incentives from our Partners for superior service. These revenues are recognized in the period the service is provided, and we perform an estimate of the profit component based upon the information available at the end of the accounting period.

The reimbursement of specified costs, known as “pass through costs”, may include aircraft ownership cost, passenger liability and hull insurance, aircraft property taxes, fuel, landing fees and catering. All revenue recognized under these contracts is presented at the gross amount billed for reimbursement.

Under the Company’s code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  The Company has concluded that a component of its fixed-fee service revenues under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during 2011, 2010 and 2009 was $321.6 million, $317.4 million, and $358.2 million, respectively, and has been included in fixed-fee service revenues in the Company’s consolidated statements of operations.

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

Mileage Credits Earned on Frontier – The Company defers the portion of the sales proceeds that represents the estimated selling price of the air transportation for mileage credits awarded and recognizes that amount as passenger service revenue when the mileage credit is redeemed and the transportation is provided.  The estimated selling price of the air transportation component is determined utilizing the deferred revenue method as further described below.  The initial revenue deferral is presented as deferred frequent flyer revenue in the consolidated balance sheets.  When recognized, the revenue related to the air transportation component is classified as passenger service revenue in the Company’s consolidated statements of operations.

The Company’s accounting policy for its frequent flyer program is the deferred revenue method.  The deferred revenue method is to record the frequent flyer obligation by allocating an estimated selling price to each outstanding mile based on projected redemption patterns for available award choices when such miles are consumed.  Such value is estimated assuming redemptions on our airline, and other redemption choices and by estimating the relative proportions of awards to be redeemed by class of service and redemption choices.  The estimated selling price of each award mile requires the use of several significant assumptions for which significant management judgment is required.  For example, management must estimate how many miles are projected to be redeemed on the Company’s airline versus on other redemption choices.  Since the estimated selling price of miles redeemed on Frontier and other redemption choices can vary greatly, this assumption can materially affect the estimated selling price from period to period.

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

Mileage Credits Sold – The Company has agreements with its co-branded credit card partner that require its partner to purchase miles as they are awarded to the co-branded partner cardholders.  The Company continues to use the residual method of allocation for this multiple element arrangement as the agreement has not been materially modified since January 1, 2011, the adoption date of Accounting Standards Update 2009-13. The air transportation element for the awarded miles is included in deferred frequent flyer revenue at the estimated fair value of the air transportation element and the residual marketing element is recorded as other revenue when the miles are awarded.  The deferred frequent flyer revenue is subsequently recognized as other revenue when the transportation is provided.

The Company also sells mileage credits in its frequent flyer programs to third parties.  For revenue arrangements entered into or materially modified on or after January 1, 2011, the estimated selling price of the travel portion of the sale is recognized as part of deferred frequent flyer revenue.  The estimated selling price of the marketing component, is recognized as other revenue in the month the miles are sold. For revenue arrangements that have not been materially modified since January 1, 2011, the travel portion of the sale is recognized as part of the deferred frequent flyer revenue liability. The remaining portion, referred to as the marketing component, is recognized as other revenue in the month the miles are sold.

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

Impairments to Long-Lived Assets – We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. We review, at least annually, the estimated useful lives and residual values for our definite lived assets.  As a result of the Company’s impairment test for the indefinite-lived other intangible assets and aircraft and other equipment the Company recorded an impairment for aircraft and other equipment. See Note 6 in Item 8.

Impairments to Goodwill – Goodwill is required to be tested for impairment at the reporting unit level on an annual basis and between annual tests if a triggering event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value.

The following table reflects the changes in the carrying amount of goodwill for the year ended December 31, 2009 (in millions):

	Gross Carrying Amount	Impairment	Net
Balance at January 1, 2009	$13.3	$—	$13.3
Impairment during 2009	—	(13.3)	(13.3)
Midwest Acquisistion during 2009	100.4	(100.4)	—
Balance at December 31, 2011, 2010 and 2009	$113.7	$(113.7)	$—

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

Aircraft Maintenance and Repair. The Company charges expenses as incurred under the direct expense method. Engines and certain airframe component overhaul and repair costs are subject to power-by-the-hour contracts with external vendors and are expensed as the aircraft are flown.  As a result of the acquisition of Frontier, the Company acquired deposits related to leased aircraft at Frontier.  The Company has determined that it is probable that substantially all maintenance deposits will be refunded through qualifying maintenance activities, except for deposits related to certain aircraft that are expected to be returned to the lessor in 2012.  Deposits are reimbursed based on the specific event for each specified deposit, as determined by the lease. The projected ultimate cost was based on actual historical repair invoices as well as estimates.  This analysis was performed by lease and by deposit type. As of December 31, 2011, the Company has evaluated its carrying amount of maintenance deposits and believes the deposits are recoverable when the future maintenance event occurs and the Company is reimbursed. The Company will continue to evaluate whether it is probable the deposits will be returned to reimburse the costs of the maintenance activities incurred.  As the Company makes future payments, if the deposits are less than probable of being returned, they will be recognized as additional expense at that time.

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

Quarterly Information (unaudited)

The following table sets forth summary quarterly financial information for the years ended December 31, 2011 and 2010.

	Quarters Ended
	March 31	June 30	September 30	December 31
	(in millions)
2011
Operating revenues	$659.1	$739.7	$767.9	$697.8
Operating income (loss)	(0.6)	12.2	48.9	(166.1)
Net income (loss) of the Company	(22.4)	(14.9)	9.0	(123.5)
Net income (loss) per share:
Basic	$(0.46)	$(0.31)	$0.19	$(2.55)
Diluted	$(0.46)	$(0.31)	$0.18	$(2.55)
Weighted average number of shares outstanding:
Basic	48.2	48.2	48.2	48.4
Diluted	48.2	48.2	50.8	48.4

2010
Operating revenues	$608.7	$683.3	$711.9	$649.8
Operating income (loss)	(20.0)	43.6	73.0	36.8
Net income (loss) of the Company	(36.5)	2.6	21.3	(1.2)
Net income (loss) per share:
Basic	$(1.06)	$0.08	$0.62	$(0.03)
Diluted	$(1.06)	$0.08	$0.58	$(0.03)
Weighted average number of shares outstanding:
Basic	34.3	34.3	34.3	41.0
Diluted	34.3	34.3	36.9	41.0

New Accounting Standards

In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2009-13 pertaining to multiple-deliverable revenue arrangements. The new guidance will affect accounting and reporting for companies that enter into multiple-deliverable revenue arrangements with their customers when those arrangements are within the scope of Accounting Standards Codification (ASC) 605-25 Revenue Recognition – Multiple Element Arrangements.  The new guidance will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  The new guidance was effective for the Company prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011, with early adoption permitted. The Company adopted this accounting standard on January 1, 2011 and the impact to the consolidated financial statements was not material.

In January 2010, the FASB issued an amendment to the Fair Value Measurements and Disclosures topic of the ASC. This amendment requires disclosures about transfers into and out of levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This amendment is effective for periods beginning after December 15, 2009, except for the requirement to provide the level 3 activity of purchases, sales, issuances, and settlements, which was effective for fiscal years beginning after December 15, 2010. Accordingly, the Company has adopted this amendment on January 1, 2010 by adding additional disclosures, except for the additional recurring level 3 requirements. The Company did not have any recurring level 3 activity for the year ended December 31, 2011.

In May 2011, the FASB issued ASU 2011-4, Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurements. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. ASU 2011-4 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company has not early-adopted the guidance and are currently evaluating the impact that ASU 2011-4 will have on our consolidated financial statements.

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

Interest Rates

Our earnings can be affected by changes in interest rates due to the amount of cash and securities held and variable rate debt. At December 31, 2011 and 2010, approximately $365.2 million and $482.7 million of our outstanding debt was at variable interest rates, respectively.  A one hundred basis point change in the LIBOR rate would have increased or decreased interest expense by $3.7 million and $4.8 million for 2011 and 2010.

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

Aircraft Fuel Price Risk

Our results of operations are materially impacted by changes in aircraft fuel prices. In an effort to manage our exposure to this risk, we periodically purchase call options, enter into fuel swap agreements, or enter into costless collars on various oil derivative commodities. We do not hold or issue any derivative financial instruments for speculative trading purposes.  We choose not to designate these derivatives as hedges, and, as such, realized and unrealized mark-to-market adjustments are included in aircraft fuel expense in the consolidated statements of operations. A one dollar change in price per barrel of crude oil will increase or decrease our fuel expense by $5.3 million.  A one-cent change in the cost of each gallon of fuel would impact our pre-tax income by approximately $2.2 million per year based on our current fleet and aircraft fuel consumption.

Under our fixed-fee agreements we are not exposed to changes in fuel prices. Our fixed-fee agreements provide for our partners to purchase fuel directly or reimburse us for fuel expense as a pass through cost.

As of December 31, 2011, we did not have a hedge position on any of its anticipated volume of fuel. We will continue to monitor fuel prices closely and intend to take advantage of fuel hedging opportunities as they become available.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Republic Airways Holdings Inc.
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of Republic Airways Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. We have also audited the internal control over financial reporting of the Company as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Airways Holdings Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
March 15, 2012

 REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010
(In millions, except share and per share amounts)

	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$219.3	$291.2
Restricted cash	151.4	139.1
Receivables—net of allowance for doubtful accounts of $0.6 and $1.2, respectively	89.0	73.9
Inventories—net	101.8	94.6
Prepaid expenses and other current assets	64.2	56.4
Assets held for sale	33.0	43.5
Deferred income taxes	35.3	27.1

Total current assets	694.0	725.8
Aircraft and other equipment—net	2,808.7	3,173.5
Maintenance deposits	146.0	147.2
Other intangible assets—net	86.5	143.2
Other assets	166.5	159.0

Total	$3,901.7	$4,348.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$284.6	$269.0
Accounts payable	43.9	43.8
Air traffic liability	179.5	174.9
Deferred frequent flyer revenue	68.2	51.0
Accrued liabilities	258.8	246.6

Total current liabilities	835.0	785.3
Long-term debt—less current portion	2,074.5	2,308.7
Deferred frequent flyer revenue	68.1	102.3
Deferred credits and other non current liabilities	110.4	108.1
Deferred income taxes	353.2	434.7

Total liabilities	3,441.2	3,739.1

Commitments and contingencies	—	—

Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; one vote per share; 150,000,000 shares authorized; 58,097,574 and 58,062,574 shares issued and 48,412,516 and 48,173,058 shares outstanding, respectively	—	—
Additional paid-in capital	409.4	405.4
Treasury stock, 9,333,266 shares at cost, respectively	(181.8)	(181.8)
Accumulated other comprehensive loss	(4.0)	(2.7)
Accumulated earnings	236.9	388.7

Total Stockholders' Equity	460.5	609.6

Total	$3,901.7	$4,348.7

See accompanying notes to consolidated financial statements.

 REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(In millions, except per share amounts)

	2011	2010	2009
OPERATING REVENUES:
Fixed-fee service	$1,079.0	$1,030.3	$1,180.2
Passenger service	1,694.5	1,541.3	421.0
Cargo and other	91.0	82.1	41.0

Total operating revenues	2,864.5	2,653.7	1,642.2

OPERATING EXPENSES:
Wages and benefits	560.6	549.9	342.4
Aircraft fuel	821.1	616.9	236.6
Landing fees and airport rents	167.7	170.7	96.9
Aircraft and engine rent	251.5	240.6	156.8
Maintenance and repair	297.2	255.8	211.5
Insurance and taxes	42.1	45.5	28.1
Depreciation and amortization	200.2	204.5	163.6
Promotion and sales	133.6	134.8	36.3
Goodwill impairment	—	—	113.8
Other impairment charges	191.1	11.5	8.8
Gain on bargain purchase	—	—	(203.7)
Other	305.0	290.1	179.7

Total operating expenses	2,970.1	2,520.3	1,370.8

OPERATING INCOME (LOSS)	(105.6)	133.4	271.4

OTHER INCOME (EXPENSE):
Interest expense	(137.3)	(151.7)	(145.0)
Other—net	0.5	(3.2)	9.8

Total other expense	(136.8)	(154.9)	(135.2)

INCOME (LOSS) BEFORE INCOME TAXES	(242.4)	(21.5)	136.2

INCOME TAX EXPENSE (BENEFIT)	(90.6)	(7.7)	99.8

NET INCOME (LOSS)	(151.8)	(13.8)	36.4
Add: Net loss attributable to noncontrolling interest in Mokulele Flight Service Inc.	—	—	3.3
NET INCOME (LOSS) OF THE COMPANY	$(151.8)	$(13.8)	$39.7

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$(3.14)	$(0.38)	$1.15

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$(3.14)	$(0.38)	$1.13

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(In millions)

		Republic Airways Holdings Inc. Stockholders
				Accumulated
	Other	Additional		Other
	Comprehensive	Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling
	Income (Loss)	Capital	Stock	Loss	Earnings	Interest	Total
Balance at January1, 2009	—	$297.4	$(181.8)	$(2.6)	$362.8	$—	$475.8
Stock compensation expense		5.2					5.2
Decrease in Republic's APIC for purchase of Mokulele Flight Services, Inc. common stock from noncontrolling interest		(3.3)				3.3	—
Net income	$36.4				39.7	(3.3)	36.4
Reclassification adjustment for loss realized on derivatives, net of tax	0.4			0.4			0.4
Comprehensive income	$36.8
Balance at December 31, 2009	—	299.3	(181.8)	(2.2)	402.5	—	517.8
Stock compensation expense		4.1					4.1
Exercise of employee stock options		0.1					0.1
Common stock offering, net		101.9					101.9
Net loss	$(13.8)				(13.8)	—	(13.8)
Pension and other postretirement plans, net of tax	(0.9)			(0.9)			(0.9)
Reclassification adjustment for loss realized on derivatives, net of tax	0.4			0.4			0.4
Comprehensive loss	$(14.3)
Balance at December 31, 2010	—	405.4	(181.8)	(2.7)	388.7	—	609.6
Stock compensation expense		5.7					5.7
Other		(1.7)					(1.7)
Net loss	$(151.8)				(151.8)		(151.8)
Pension and other postretirement plans, net of tax	(1.5)			(1.5)			(1.5)
Reclassification adjustment for loss realized on derivatives, net of tax	0.2			0.2			0.2
Comprehensive loss	$(153.1)
Balance at December 31, 2011		$409.4	$(181.8)	$(4.0)	$236.9	$—	$460.5

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(In millions)

	2011	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$(151.8)	$(13.8)	$36.4
Adjustments to reconcile net income (loss) to net cash from operating activities:
Goodwill and other impairment charges	191.1	11.5	122.6
Gain on bargain purchase	—	—	(203.7)
Depreciation and amortization	200.2	204.5	163.6
Debt issue costs and other amortization	8.0	10.0	8.4
Curtailment gain and non-cash pension expense	—	—	(7.5)
Deferred revenue amortization	(7.2)	(7.2)	(10.8)
(Gain) loss on aircraft, slots and other equipment sales and disposals	(0.1)	4.8	4.9
Loss on extinguishment of debt	4.9	4.4	—
Stock compensation expense	5.7	4.1	5.2
Deferred income taxes	(90.7)	(5.7)	101.7
Other, net	(4.1)	3.9	1.4
Changes in certain assets and liabilities:
Restricted cash	(13.2)	54.1	9.6
Receivables	(9.6)	(7.7)	(4.3)
Inventories	(7.7)	(15.1)	(15.6)
Prepaid expenses and other current assets	(5.0)	(12.8)	(3.6)
Accounts payable and accrued liabilities	15.7	(8.7)	(20.0)
Air traffic liability	6.5	36.6	(15.7)
Deferred frequent flyer liability	(18.7)	(1.5)	7.5
Other, net	7.5	(4.9)	(11.5)

Net cash from operating activities	131.5	256.5	168.6

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(105.9)	(58.7)	(40.0)
Proceeds from sale of aircraft, slots, and other equipment	142.3	77.4	72.9
Aircraft deposits	(22.4)	(28.8)	(5.5)
Aircraft deposits returned	12.0	—	14.5
Funding of notes receivable	—	—	(61.1)
Acquisition of Frontier, net of cash acquired	—	—	25.2
Acquisition of Midwest, net of cash acquired	—	—	(1.9)
Advances from aircraft and other equipment agreements	—	12.4	—
Other, net	(2.4)	0.2	(0.7)

Net cash from investing activities	23.6	2.5	3.4

FINANCING ACTIVITIES:
Payments on debt	(208.5)	(214.4)	(145.7)
Proceeds from refinancing of aircraft and issuance of debt	70.7	49.3	75.1
Proceeds from common stock offerings, net	—	101.9	—
Payments on early extinguishment of debt	(88.0)	(60.0)	(70.9)
Proceeds from exercise of stock options	—	0.1	—
Payments for debt issue costs	(1.2)	(2.2)	(2.7)

Net cash from financing activities	(227.0)	(125.3)	(144.2)

Net changes in cash and cash equivalents	(71.9)	133.7	27.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	291.2	157.5	129.7

CASH AND CASH EQUIVALENTS AT END OF YEAR	$219.3	$291.2	$157.5

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1. ORGANIZATION & BUSINESS

We are a Delaware holding company organized in 1996 that offers scheduled passenger services through our wholly-owned operating air carrier subsidiaries: Chautauqua Airlines, Inc. (“Chautauqua”), Shuttle America Corporation (“Shuttle”), Republic Airline Inc. (“Republic Airline”) and Frontier Airlines, Inc. (“Frontier”). Unless the context indicates otherwise, the terms the “Company,” “we,” “us,” or “our,” refer to Republic Airways Holdings Inc. and our subsidiaries.

As of December 31, 2011, our operating subsidiaries offered scheduled passenger service on 1,483 flights daily to 132 cities in 42 states, Canada, Mexico, and Costa Rica under our Frontier operations and through fixed-fee code-share agreements with AMR Corp., the parent of American Airlines, Inc. (“American”), Continental Airlines, Inc. (“Continental”), Delta Air Lines, Inc. (“Delta”),  United Air Lines, Inc. (“United”), and US Airways, Inc. (“US Airways”) (collectively referred to as our “Partners”). Currently, we provide our Partners with fixed-fee regional airline services, operating as AmericanConnection, Continental Express, Delta Connection, United Express, or US Airways Express, including service out of their hubs and focus cities.

The following table outlines the type of aircraft our subsidiaries operate and their respective operations within our business units as of December 31, 2011:

Operating	Aircraft		Fixed-Fee Code-Share Agreement Partners						Number of
Subsidiaries	Size	Frontier	American	Continental	Delta	United	US Airways	Spares	Aircraft
Chautauqua Airlines	37 to 50	6	15	8	24	—	9	11	73
Shuttle America	70 to 76	—	—	—	30	38	—	—	68
Republic Airline	69 to 99	21	—	—	—	—	58	1	80
Frontier	120 to 162	60	—	—	—	—	—	—	60
Total number of operating aircraft		87	15	8	54	38	67	12	281

During 2011, our operational fleet increased from 275 to 281. The Company took delivery of eight A320 aircraft, two E190 aircraft, placed into service three A319 aircraft, sold five A318 aircraft, four of which have remained in the fleet under sale leaseback agreements, and sold one Q400. The Company also returned two E145 aircraft and three E135 aircraft to the lessors. Included in the operational fleet there are eleven ERJ aircraft and one E170 aircraft that operated as charter service, serve as operational spares, or are temporarily parked. We continue to look for opportunities to redeploy spare aircraft into our fixed-fee business, or outright sell or sublease these aircraft to another airline.

Our branded operations consist of all Airbus operations at Frontier; and includes aircraft operated by Chautauqua and Republic marketed as Frontier. Frontier, which we purchased out of bankruptcy in 2009, is a low-fare carrier that has the second largest market share in Denver, CO.

We have fixed-fee regional jet code-share agreements with each of our Partners that are subject to us maintaining specified performance levels. Pursuant to these fixed-fee agreements, which provide for minimum aircraft utilization at fixed rates, we are authorized to use our Partners' two-character flight designation codes to identify our flights and fares in our Partners' computer reservation systems, to paint our aircraft in the style of our Partners, to use their service marks and to market ourselves as a carrier for our Partners. Our fixed-fee agreements have historically limited our exposure to fluctuations in fuel prices, fare competition and passenger volumes. Our development of relationships with multiple major airlines has enabled us to reduce our dependence on any single airline, allocate our overhead more efficiently among our Partners and reduce the cost of our services to our Partners.

US Airways Code-Share Agreements

Under our fixed-fee Jet Services Agreements with US Airways, we operated, as of December 31, 2011, nine E145 aircraft, 20 E170 aircraft and 38 E175 aircraft. As of December 31, 2011, we were providing 427 flights per day as US Airways Express.

In exchange for providing the designated number of flights and performing our other obligations under the code-share agreements, we receive compensation from US Airways three times each month in consideration for the services provided under the code-share agreements. We receive an additional amount per available seat mile flown and may also receive incentives or pay penalties based upon our performance, including fleet launch performance, on-time departure performance and completion percentage rates. In addition, certain operating costs are considered "pass through" costs whereby US Airways has agreed to reimburse us the actual amount of costs we incur for these items. US Airways provides fuel directly for all of our US Airways operations. Landing fees, passenger catering, passenger liability insurance and aircraft property tax costs are pass through costs and are included in our fixed-fee service revenues.

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

The Delta Code-Share Agreements

As of December 31, 2011, we operated 24 E145 aircraft, 14 E170 aircraft, and 16 E175 aircraft for Delta under fixed-fee code-share agreements.  As of December 31, 2011, we provided 266 flights per day as Delta Connection.

Unless otherwise extended or amended, the code-share agreements for the E145, E170, and E175 aircraft terminate in May 2016, October 2017, and January 2019, respectively. Delta may terminate the code-share agreements at any time, with or without cause, if it provides us 180 days written notice, for the E145 regional jet code-share agreement, and July 2015 for the E175 regional jet code-share agreement. With respect to the E145 agreement, if Delta chooses to terminate any aircraft early, it may not reduce the number of aircraft in service to less than 12 during the 12-month period following the 180 day initial notice period unless it completely terminates the code-share agreement. We refer to this as Delta's partial termination right.

If Delta exercises this right under the E145 agreement or the E175 agreement or if we terminate either agreement for cause, we have the right to require Delta either to purchase, sublease or assume the lease of aircraft leased by us with respect to any of the aircraft we previously operated for Delta under that agreement. If we choose not to exercise our put right, or if Delta terminates either agreement for cause, they may require us to sell or sublease to them or Delta may assume the lease of aircraft leased by us with respect to any of the aircraft we previously operated for it under that agreement. There is no early termination provision under the E170 agreement.

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

The United Code-Share Agreements

As of December 31, 2011, we operated 38 E170 aircraft for United under fixed-fee code-share agreements.  As of December 31, 2011, we provided 202 flights per day as United Express.

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

The American Code-Share Agreement

On November 29, 2011, American Airlines filed for bankruptcy in the Southern District of New York. Under bankruptcy order American honored our pre-petition receivables and we continue to operate for American under the existing terms of our agreement. Unless otherwise extended or amended, the term of the American code-share agreement continues until February 1, 2013.

As of December 31, 2011, we operated 15 E140 aircraft for American under a fixed-fee code-share agreement and provided 108 flights per day as AmericanConnection.

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

The Continental Code-Share Agreement

As of December 31, 2011, we operated eight E145 aircraft for Continental under a fixed-fee code-share agreement and provided 56 flights per day as Continental Express.

 Unless otherwise extended or amended, the E145 code-share agreement terminates on September 4, 2012. Under certain conditions, Continental may extend the term on the remaining aircraft up to five additional years, however the Company does not believe that these terms will be extended.

All fuel is purchased directly by Continental and is not charged back to the Company.  Under the agreement, Continental purchases all capacity at predetermined rates and industry standard pass through costs.

The agreement may be subject to early termination under various circumstances.

Concentrations

As of December 31, 2011, substantially all fixed-fee service revenues are derived from code-share agreements with US Airways, Delta, American, United, and Continental.  Termination of any of these code-share agreements could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

During the years ended December 31, 2011, 2010, and 2009, US Airways was approximately 14%, 15%, and 23%, and United was approximately 12%, 12%, and 21% of the Company’s operating revenue, respectively.

Frontier operates primarily out of Denver, Colorado and Milwaukee, Wisconsin with 93% of our flights originating or departing from the Denver International Airport or Mitchell Airport.  A reduction in the Company’s market share, increased competition, or reduced passenger traffic to or from these airports could have an adverse effect on our financial position and results of operations.  Our Frontier operations expose us to changes in passenger demand, fare competition and fluctuations in fuel prices.  In addition, our dependence on a hub system operating out of these airports makes us more susceptible to adverse weather conditions and other traffic delays than some of our competitors that may be able to spread these traffic risks over larger route networks.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation—The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries, Chautauqua Airlines, Shuttle America, Republic Airline, and Frontier.  The Company’s financial statements include the results of operations and cash flows for Midwest Air Group, Inc. ("Midwest") and Frontier beginning August 1, 2009 and October 1, 2009, respectively.  The Company’s financial statements include the results of operations and cash flows for Mokulele Flight Services, Inc. (“MFSI” or “Mokulele”) beginning April 1, 2009 through October 16, 2009.  Intercompany transactions and balances are eliminated in consolidation.

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

The Company has recorded within accumulated other comprehensive loss settlements of treasury lock agreements from prior periods.  Such amounts are reclassified to interest expense over the term of the respective aircraft debt.  During 2011, 2010 and 2009, the Company reclassified $0.6 million, $0.6 million, and $0.7 million to interest expense, respectively. The Company expects to reclassify $0.5 million to interest expense for the year ending December 31, 2012.

Cash and Cash Equivalents—Cash equivalents consist of money market funds and short-term, highly liquid investments with maturities of three months or less when purchased and approximates fair value. Substantially all of our cash is on hand with two banks.

Supplemental Statement of  Cash Flow Information:

	Years ended December 31,
(amounts in millions)	2011	2010	2009
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid-net of amount capitalized	$127.5	$138.3	$134.7
Income taxes paid-net of refunds	(0.5)	(0.5)	(0.3)
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Parts, training and lease credits received from aircraft manufacturer	—	—	(1.7)
Liabilities assumed in Mokulele transaction	—	—	9.3
Liabilities removed in Mokulele deconsolidation	—	—	6.8
Conversion of Mokulele note to equity	—	—	3.0
Liabilities assumed in Midwest acquisition	—	—	182.0
Liabilities assumed in Frontier acquisition	—	—	757.7
Convertible debt issued in Midwest acquisition	—	—	25.0
Frontier debtor-in-possession loan settled upon acquisition	—	—	43.1
US Airways note receivable and accrued interest applied to aicraft purchases	—	—	35.2
Aircraft, inventories, and other equipment purchased through direct financing arrangements	—	5.4	315.3
Engines received and not yet paid	5.0	9.9	8.1
Engines contributed in settlement of liability	—	—	6.4
Reduction of convertible debt	—	2.7	—

Restricted Cash primarily consists of funds held as collateral for bankcard and credit card processors and are invested in money market accounts or held by credit card processors directly.  These contracts with the processors require a holdback of funds equal to a certain percentage of the air traffic liability associated with the estimated amount of bankcard transactions. The Company also maintains restricted amounts for satisfying debt and lease payments due within the next year and certificates of deposit that secure certain letters of credit issued for workers' compensation claim reserves and certain airport authorities.  Restricted cash is carried at cost, which management believes approximates fair value.  Restricted cash consisted of the following as of December 31, 2011 and 2010:

	December 31,
(amounts in millions)	2011	2010
Funds held for holdback of customer sales	$114.5	$99.2
Funds held for cash supported letters of credit and deposits on charter flights	32.0	31.8
Other	4.9	8.1
Total	$151.4	$139.1

Receivables primarily consist of amounts due from credit card companies and customers of our aircraft maintenance and cargo transportation services. We provide an allowance for uncollectible accounts equal to the estimated losses expected to be incurred based on historical write-offs and other specific analyses. Bad debt expense and write-offs were not material for the years ended December 31, 2011, 2010 and 2009.

Inventories consist of spare parts and supplies, which are charged to expense as they are used in operations. Inventories are valued at the lower of cost or net realizable value using either the average cost for the fixed-fee segment and first-in, first-out methods for the branded segment.  An allowance for obsolescence is provided to reduce inventory to estimated net realizable value. As of December 31, 2011 and 2010, this reserve was $17.4 million and $8.1 million, respectively.

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

Aircraft and Other Equipment is carried at cost. Incentives received from the aircraft manufacturer are recorded as reductions to the cost of the aircraft.  Depreciation for aircraft is computed on a straight-line basis, to an estimated residual value, over the estimated useful life of 16.5 to 25 years. Depreciation for other equipment, including rotable parts, is computed on a straight-line basis, to an estimated residual value, over the estimated useful lives of three to 25 years. Leasehold improvements are amortized over the expected life or lease term, whichever is shorter. Interest related to deposits on aircraft on firm order from the manufacturer is capitalized and were not material for the years ended December 31, 2011, 2010 and 2009, respectively.

Other Intangible Assets that have indefinite useful lives are not amortized but are tested if a triggering event occurred, or at least annually, for impairment.  Intangible assets that have finite useful lives are amortized over their useful lives to an estimated residual value and reviewed for impairment if a triggering event occurred.

Other Assets consist primarily of prepaid aircraft rent, debt issue costs, and aircraft lease and other long-term deposits. Debt issue costs are capitalized and are amortized using the effective interest method to interest expense over the term of the related debt.

Long-Lived Assets—Management reviews long-lived assets for possible impairment, if there is a triggering event that detrimentally affects operations. The primary financial indicator used by the Company to assess the recoverability of its long-lived assets held and used is undiscounted future cash flows from operations. The amount of impairment, if any, is measured based on estimated fair value.

Deferred Credits and Other Non Current Liabilities consist primarily of credits for parts and training from the aircraft and engine manufacturers, deferred gains from the sale and leaseback of aircraft and spare jet engines, unfavorable leases assumed from acquisitions of businesses, and deferred revenue. Deferred credits are amortized on a straight-line basis as a reduction of aircraft or engine rent expense over the term of the respective leases.  The deferred revenue is amortized as an adjustment to fixed-fee services revenue based on the weighted average aircraft in service over the life of the respective agreements.

Accumulated Other Comprehensive Loss—The Company had accumulated other comprehensive loss relating to treasury lock agreements of $1.4 million and $1.8 million, net of tax, as of December 31, 2011 and 2010, respectively, and $2.6 million and $0.9 million, net of tax, relating to the pension plan as of December 31, 2011 and 2010, respectively.

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

Aircraft Maintenance and Repair is charged to expense as incurred under the direct expense method. Engines and certain airframe component overhaul and repair costs are subject to power-by-the-hour contracts with external vendors and are expensed as the aircraft are flown.  As a result of the acquisition of Frontier, the Company acquired deposits related to leased aircraft at Frontier.  The Company has determined that it is probable that substantially all maintenance deposits will be refunded through qualifying maintenance activities.   Deposits are reimbursed based on the specific event for each specified deposit, as determined by the lease. The projected ultimate cost was based on actual historical repair invoices as well as estimates.  This analysis was performed by lease and by deposit type. As of December 31, 2011, the Company has evaluated its carrying amount of maintenance deposits and believes the deposits are recoverable when the future maintenance event occurs and the Company is reimbursed. The Company will continue to evaluate whether it is probable the deposits will be returned to reimburse the costs of the maintenance activities incurred.  As the Company makes future payments, if the deposits are less than probable of being returned, they will be recognized as additional expense at that time.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such management estimates include, but are not limited to, recognition of revenue, including deferred revenue from the frequent flyer program, estimated useful lives and residual values of aircraft and other equipment, fair value of assets acquired and liabilities assumed in business combinations, fair value of the reporting units of the Company, valuation of intangibles and long-lived assets, provision for accrued aircraft return costs, recoverability of maintenance deposits, and valuation of deferred tax assets. Under the code-share agreements, the Company estimates operating costs for certain “pass through” costs and records revenue based on these estimates. Actual results could differ from these estimates.

Fixed-fee Service Revenues—Under our fixed-fee arrangements with our Partners, the Company receives fixed-fees for our capacity purchase agreements, as well as reimbursement of specified “pass through” costs on a gross basis with additional possible incentives from our Partners for superior service. These revenues are recognized in the period the service is provided, and we perform an estimate of the profit component based upon the information available at the end of the accounting period.

The reimbursement of specified costs, known as “pass through costs”, may include aircraft ownership cost, passenger liability and hull insurance, aircraft property taxes, fuel, landing fees and catering. All revenue recognized under these contracts is presented at the gross amount billed for reimbursement.

Under the Company’s code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  The Company has concluded that a component of its fixed-fee service revenues under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during 2011, 2010 and 2009 was $321.6 million, $317.4 million, and $358.2 million, respectively, and has been included in fixed-fee service revenues in the Company’s consolidated statements of operations.

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

Mileage Credits Earned on Frontier – The Company defers the portion of the sales proceeds that represents the estimated selling price of the air transportation for mileage credits awarded and recognizes that amount as passenger service revenue when the mileage credit is redeemed and the transportation is provided.  The estimated selling price of the air transportation component is determined utilizing the deferred revenue method as further described below.  The initial revenue deferral is presented as deferred frequent flyer revenue in the consolidated balance sheets.  When recognized, the revenue related to the air transportation component is classified as passenger service revenue in the Company’s consolidated statements of operations.

The Company’s accounting policy for its frequent flyer program is the deferred revenue method.  The deferred revenue method is to record the frequent flyer obligation by allocating an estimated selling price to each outstanding mile based on projected redemption patterns for available award choices when such miles are consumed.  Such value is estimated assuming redemptions on our airline, and other redemption choices and by estimating the relative proportions of awards to be redeemed by class of service and redemption choices.  The estimated selling price of each award mile requires the use of several significant assumptions for which significant management judgment is required.  For example, management must estimate how many miles are projected to be redeemed on the Company’s airline versus on other redemption choices.  Since the estimated selling price of miles redeemed on Frontier and other redemption choices can vary greatly, this assumption can materially affect the estimated selling price from period to period.

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

Mileage Credits Sold – The Company has agreements with its co-branded credit card partner that require its partner to purchase miles as they are awarded to the co-branded partner cardholders.  The Company continues to use the residual method of allocation for this multiple element arrangement as the agreement has not been materially modified since January 1, 2011, the adoption date of Accounting Standards Update 2009-13. The air transportation element for the awarded miles is included in deferred frequent flyer revenue at the estimated fair value of the air transportation element and the residual marketing element is recorded as other revenue when the miles are awarded.  The deferred frequent flyer revenue is subsequently recognized as other revenue when the transportation is provided.

The Company also sells mileage credits in its frequent flyer programs to third parties.  For revenue arrangements entered into or materially modified on or after January 1, 2011, the estimated selling price of the travel portion of the sale is recognized as part of deferred frequent flyer revenue.  The estimated selling price of the marketing component, is recognized as other revenue in the month the miles are sold. For revenue arrangements that have not been materially modified since January 1, 2011, the travel portion of the sale is recognized as part of the deferred frequent flyer revenue liability. The remaining portion, referred to as the marketing component, is recognized as other revenue in the month the miles are sold.

Promotion and Sales includes commissions, promotions, reservation system fees, advertising, and other similar costs.  The Company expenses the costs of advertising expense in the year incurred.  Advertising expense was $11.9 million, $14.2 million and $2.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Net Income (Loss) per Common Share is based on the weighted average number of shares outstanding during the period.  The following is a reconciliation of the diluted net income (loss) per common share computations (amounts in millions):

	For the Years Ended December 31,
	2011	2010	2009
Net income (loss) of the Company	$(151.8)	$(13.8)	$39.7
Reduction in interest expense from convertible note (net of tax)	—	—	0.5

Net income (loss) of the Company for diluted net income (loss) per common share calculation	$(151.8)	$(13.8)	$40.2

Weighted-average common shares outstanding for basic net income (loss) per common share	48.2	36.0	34.6
Effect of dilutive convertible note	—	—	1.0
Effect of dilutive employee stock options and warrants	—	—	0.1

Adjusted weighted-average common shares outstanding and assumed conversions for diluted net income (loss) per common share	48.2	36.0	35.7

Employee stock options of 4.2 million, 5.3 million, and 4.2 million were not included in the calculation of diluted net income (loss) per common share due to their anti-dilutive impact for the years ended December 31, 2011, 2010, and 2009, respectively.  The convertible note has a $22.3 million face value and is convertible in whole or in part, at the option of the holder, for up to 2.2 million shares of the Company’s common stock.

Fair Value of Financial Instruments—The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, receivables, and accounts payable approximate fair values because of their immediate or short-term maturity of these financial instruments.

Segment Information—The Company has three reportable operating segments:  fixed-fee service, branded passenger service, and other.  Additional information about segment reporting is presented in Note 17.

New Accounting Standards—In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2009-13 pertaining to multiple-deliverable revenue arrangements. The new guidance will affect accounting and reporting for companies that enter into multiple-deliverable revenue arrangements with their customers when those arrangements are within the scope of Accounting Standards Codification ("ASC") 605-25 Revenue Recognition – Multiple Element Arrangements.  The new guidance will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  The new guidance was effective for the Company prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011, with early adoption permitted. The Company adopted this accounting standard on January 1, 2011 and the impact to the consolidated financial statements was not material.

In January 2010, the FASB issued an amendment to the Fair Value Measurements and Disclosures topic of the ASC. This amendment requires disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This amendment is effective for periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements, which was effective for fiscal years beginning after December 15, 2010. Accordingly, the Company has adopted this amendment on January 1, 2010 by adding additional disclosures, except for the additional recurring Level 3 requirements. The Company did not have any recurring Level 3 activity for the year ended December 31, 2011.

In May 2011, the FASB issued ASU 2011-4, Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurements. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. ASU 2011-4 is effective for interim and annual periods beginning after

December 15, 2011 and is applied prospectively. The Company is currently evaluating the impact that that the adoption of ASU 2011-4 will have on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income - Presentation of Comprehensive Income. The standard revises guidance for the presentation and prominence of the items reported in other comprehensive income. It is effective for fiscal years beginning after December 15, 2011. The Company is currently evaluating the impact that the adoption of ASU 2011-05 will have on the presentation of the Company's consolidated financial statements.

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

	As of
Prepaid Expenses	December 31, 2010	Level 1	Level 2	Level 3
Fuel hedge contracts	$2.7	$—	$2.7	$—

Fuel Derivatives - The Company’s derivative contracts are privately negotiated contracts and are not exchange traded.   The recurring fair value measurements based on level 2 inputs are estimated with option pricing models that employ observable inputs.  Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others. The Company did not have fuel derivatives as of December 31, 2011.

Hedge Benefits (Expenses) - The Company does not hold or issue any derivative financial instruments for speculative trading purposes.  The Company chose not to designate these derivatives as hedges, and as such, realized and unrealized mark-to-market adjustments are included in aircraft fuel expense in the consolidated statements of operations.

The following table sets forth information regarding the Company's benefit (expense) recorded in the consolidated statements of operations related to our hedge contracts (in millions) for the years ended:

	December 31,
	2011	2010	2009
Aircraft fuel benefit (expense)	$3.8	$(3.6)	$(0.1)

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

Aircraft and Other Assets Impairment - Nonrecurring - in December 2011, we recorded a $191.1 million impairment charge primarily related to our decision to substantially reduce the flying completed by the ERJ 135/140/145 fleet over the next year by temporarily parking these aircraft. In evaluating these aircraft and other equipment for impairment, we estimated their fair value by utilizing a market approach considering (1) published market data generally accepted in the airline industry, (2) recent market transactions, where available, and (3) the overall condition and age of the aircraft and other equipment. The Company recorded impairment of $180.5 million on aircraft, $5.1 million of impairment on assets held for sale, and $5.5 million of impairment on inventory related to these aircraft. These aircraft and other equipment are classified in level 3 of the three-tier fair value hierarchy. In December 2010, the Company had an $8.5 million impairment on its Airbus 318 aircraft which was also classified in the level 3 of the three-tier fair value hierarchy. For additional information regarding this impairment charge, see Note 6.

($ in millions)
		Fair Value Measurements Using
Description	Year ended 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Long-lived assets held and used	$258.1			$258.1	$(186.0)
Long-lived assets held for sale	34.5			34.5	(5.1)
					$(191.1)

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

The Company has included operating revenues from Frontier of $1.8 billion, $1.3 billion and $266.1 million and net loss before income taxes of $129.6 million, $52.6 million and $16.5 million for the years ended December 31, 2011, 2010 and for the period from October 1, 2009 to December 31, 2009, respectively.  Transaction costs of $1.1 million for the year ended December 31, 2009, related to the Company’s acquisition of Frontier, are included in other operating expenses.

The following table represents the allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from Frontier based on Republic’s estimate of their respective fair values:

(amounts in millions)	Amount
Total purchase consideration	$108.8

Assets acquired:
Current assets *	$318.7
Aircraft and other equipment—net	487.9
Other intangible assets	83.3
Other assets	180.3
Total assets acquired	$1,070.2

Liabilities assumed:
Current liabilites	$298.8
Long-term liabilities	360.5
Deferred income taxes	98.4
Total liabilities assumed	$757.7

Gain on bargain purchase	$(203.7)
____________________
*    Current assets include $37.0 million of cash injected into Frontier from Republic.

The following table summarizes the identifiable intangible assets acquired:

(amounts in millions)	Weighted-Average Amortization Period	Fair Value at Acquisition Date
Indefinite-lived intangible assets:
Airport slots	Indefinite	$5.8
Frontier trade name	Indefinite	23.6

Total indefinite-lived intangible assets		$29.4

Definite-lived intangible assets:
Affinity credit card programs	7.7 years	$47.6
Leasehold interests	6.2 years	6.3

Total definite-lived intangible assets	7.5 years	$53.9
Total identifiable intangible assets		$83.3

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

The Company has included operating revenues from Midwest of $17.7 million, $310.9 million and $163.2 million and net loss before income taxes of $5.9 million, $46.8 million and $116.4 million for the years ended December 31, 2011, 2010 and for the period from August 1, 2009 to December 31, 2009, respectively.  Transaction costs of $1.4 million for the year ended December 31, 2009, related to the Company’s acquisition of Midwest, are included in other operating expenses.

The following table represents the allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from Midwest based on Republic’s estimate of their respective fair values:

(amounts in millions)	Amount
Total purchase consideration
Cash	$6.0
Convertible note	25.0
Assumed debt	34.3
Total purchase consideration	$65.3

Assets acquired:
Current assets	$81.8
Deferred income taxes	3.0
Aircraft and other equipment—net	9.8
Other intangible assets	48.1
Other assets	4.2
Total assets acquired	$146.9

Liabilities assumed:
Current liabilites	$122.5
Other liabilities	59.5
Total liabilities assumed	$182.0

Goodwill	$100.4

The following table summarizes the identifiable intangible assets acquired:

(amounts in millions)	Weighted-Average Amortization Period	Fair Value at Acquisition Date
Indefinite-lived intangible assets:
Airport slots		$21.8
Midwest trade name		11.4

Total indefinite-lived intangible assets		$33.2

Definite-lived intangible assets:
Affinity credit card programs	2.0 years	$12.1
Cargo contracts	13.0 years	2.8

Total definite-lived intangible assets	4.1 years	$14.9
Total identifiable intangible assets		$48.1

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

Year Ended
in millions, except per share amounts	December 31, 2009
Operating revenues	$2,683.5
Net income of the Company	4.7
Basic earnings per share	$0.14
Diluted earnings per share	$0.13

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

In March 2009, the Company and certain shareholders of Mokulele agreed to participate in a restructuring of Mokulele.  Under this agreement, the Company agreed to convert $3.0 million of our $8.0 million loan to equity and invest an additional $3.0 million of cash in exchange for 50% ownership of Mokulele’s common stock and three of the five Mokulele Board of Directors’ seats.  The recapitalization effectively provided us control of Mokulele and its Hawaii inter island passenger service.  Accordingly, we accounted for the recapitalization of  Mokulele as a business combination.  The Company assigned fair values to the assets acquired and liabilities assumed and the transaction resulted in no goodwill.  The Company acquired approximately $4.1 million of current assets, $9.3 million of aircraft and other equipment, and $0.4 million of other long-term assets and assumed $9.3 million of liabilities.  The Company did not incur any significant transaction costs associated with its acquisition of Mokulele.  The effect of Mokulele’s operations for the last twelve days of March 2009 have not been included in the Company’s results of operations, as they were immaterial.  Additionally, pro forma revenues, earnings and net income per common share were immaterial for disclosure for the year ended December 31, 2009.

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

The following schedule shows the effect of changes in Republic’s ownership interest in Mokulele on Republic’s equity (in millions):

Net Income Attributable to Republic and Transfers to Noncontrolling Interests
For the year ended December 31, 2009

Amount
Net income attributable to Republic	$39.7
Decrease in Republic's additional paid-in capital for purchase of Mokulele common shares	(3.3)
Change from net income attributable to Republic and tranfers to noncontrolling interest	$36.4

The investment balance as of December 31, 2011 and 2010 was not material.

5. ASSETS HELD FOR SALE

Assets held for sale consisted of the following aircraft and flight equipment as of December 31 (in millions):

	2011	2010
Two Q400 Aircraft	30.3	33.2
Flight equipment	2.7	10.3
Assets held for sale	$33.0	$43.5

 These assets are included in the Other segment in Note 17.  Assets held for sale as of December 31, 2011 primarily consist of assets acquired from Frontier that will not be used in operations. The Company is continuing to market the assets held for sale and record the assets to fair value less costs to sell. The Company had assets held for sale with a carrying amount of $38.1 million were written down to their fair value of $34.5 million, less cost to sell of $1.5 million (or $33.0 million), resulting in an impairment of $5.1 million related to assets held for sale during the year ended December 31, 2011. Gains or losses on assets sold during 2011, 2010, and 2009 were not material.

6. AIRCRAFT AND OTHER EQUIPMENT

Aircraft and other equipment, excluding aircraft and other equipment held for sale, consist of the following as of December 31 (in millions):

	2011	2010
Aircraft	$3,159.5	$3,608.7
Flight equipment	271.9	264.9
Office equipment and leasehold improvements	52.7	41.1
Total aircraft and other equipment	3,484.1	3,914.7
Less accumulated depreciation and amortization	(675.4)	(741.2)
Aircraft and other equipment—net	$2,808.7	$3,173.5

Aircraft and other equipment depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 was $188.6 million, $189.0 million, and $159.0 million, respectively. During 2010, the Company recorded an impairment loss on certain Airbus aircraft for $8.5 million which is reported in other operating expense in the consolidated statements of operations. In December 2011, we recorded a $191.1 million impairment charge primarily related to our decision to substantially reduce the flying completed by the ERJ 135/140/145 fleet over the next year by temporarily parking these aircraft. In evaluating these aircraft and other equipment for impairment, we estimated their fair value by utilizing a market approach considering (1) published market data generally accepted in the airline industry, (2) recent market transactions, where available, and (3) the overall condition and age of the aircraft and other equipment. During the year ended December 31, 2011, the Company recorded impairment of $180.5 million on aircraft, $5.1 million of impairment on assets held for sale, and $5.5 million of impairment on inventory related to these aircraft. These aircraft and other equipment are classified in level 3 of the three-tier fair value hierarchy.

7. OTHER INTANGIBLE ASSETS

The Company had airport commuter slots and had assigned the right of use for these commuter slots to US Airways. On December 20, 2011, US Airways repurchased the Ronald Reagan Washington National Airport ("DCA") commuter slots for $47.5 million and a gain on sale of assets was recognized of $2.3 million.

Other intangible assets as of December 31, 2011 and 2010 consist of the following (in millions):

		As of December 31, 2011		As of December 31, 2010
	Weighted-Average Amortization Period	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Indefinite-lived intangible assets:
Airport slots		$27.6		$27.6
Trade names		20.6		20.6
Total indefinite-lived intangible assets		$48.2		$48.2
Definite-lived intangible assets:
Airport slots leased to US Airways		$—	$—	47.5	2.0
Affinity credit card programs	6.5 years	47.6	14.6	59.7	16.7
Other	8.3 years	8.1	2.8	8.1	1.6
Total definite-lived intangible assets	7.8 years	$55.7	$17.4	$115.3	$20.3
Intangible assets		$103.9		$163.5

The aggregated amortization expense for the years ended December 31, 2011, 2010 and 2009 was $11.6 million, $15.5 million, and $4.6 million, respectively.  The estimated aggregate amortization expense for the next five years is expected to be $7.5 million, $6.9 million, $6.9 million, $6.3 million and $6.2 million, respectively.

During the year ended December 31, 2009, the Company recorded an impairment loss of $6.8 million for the trade names as a result of the Company’s annual impairment test for indefinite-lived intangible assets. The Company recorded another impairment loss of $7.6 million for the trade names as a result of the Company's decision to no longer use the Midwest trade name during the year ended December 31, 2010. The calculation of the fair value of the trade names was determined primarily using a discounted cash flow analysis (relief from royalty method).  Management determined that this fair value measurement would be included as level 3 in the fair value hierarchy.  These trade names are included in the Branded reportable operating segment. The Company also recorded an impairment of $2.0 million for other indefinite-lived intangible assets that were included in the Fixed-fee reportable operating segment during the year ended December 31, 2009.  These impairment losses are included in other impairment losses in the consolidated statements of operations. There was no further impairment charge during 2011, related to these assets.

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

The changes in the carrying amount of goodwill for the years ended December 31, 2011, 2010 and 2009 are as follows (in millions):

	Fixed-fee	Branded	Total
Gross goodwill balance as of January 1, 2009	$13.3	$—	$13.3
Goodwill acquired during 2009	—	100.4	100.4
Gross goodwill balance as of December 31, 2009	$13.3	$100.4	$113.7

Accumulated impairment losses as of January 1, 2009	—	—	—
Goodwill impaired during 2009	$(13.3)	$(100.4)	$(113.7)
Net goodwill balance as of December 31, 2011, 2010 and 2009	$—	$—	$—

9. ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31 (in millions):

	2011	2010
Accrued wages, benefits and related taxes	$43.6	$46.2
Accrued maintenance	63.5	63.8
Accrued interest payable	18.8	19.9
Deferred revenue	30.3	27.8
Other	102.6	88.9
Total accrued liabilities	$258.8	$246.6

10. DEBT

Debt consists of the following as of December 31 (in millions):

Secured debt:	2011	2010
Promissory notes payable, collateralized by aircraft, bearing interest at fixed rates ranging from 4.76% to 8.49% at December 31, 2011 with semi-annual principal payments totaling $83.7 million through 2024.	$1,938.6	$2,046.5

Promissory notes payable, collateralized by aircraft, bearing interest at variable rates based on LIBOR plus a margin, ranging from 1.9% to 4.0% at December 31, 2011 with semi-annual principal payments totaling $12.1 million through 2023.	304.9	421.6

Promissory notes payable, collateralized by eligible spare parts and equipment, bearing interest at fixed rates ranging from 7.11% to 8.38% as of December 31, 2011, semi-annual principal payments totaling $2.0 million through 2019.	34.4	30.1

Promissory note payables, collateralized by eligible spare parts and equipment, bearing interest at variable rates of LIBOR plus a margin, ranging from 6.76% to 6.93% as of December 31, 2011, with semi-annual principal payments totaling $8.3 million through 2012.	15.3	31.9

Discount on debt	(2.4)	(7.9)
Total debt secured by aircraft and parts	2,290.8	2,522.2

Unsecured debt:
Convertible note payable, bearing interest at a fixed rate of 8%, due in full in 2014.	22.3	22.3

Debt from affinity credit card program, bearing interest of 2.26% as of December 31, 2011 (LIBOR plus 2%), principal due monthly for twelve months beginning in 2016.	45.0	29.2

Other debt	1.0	4.0
Total unsecured debt	68.3	55.5

Total debt	2,359.1	2,577.7
Current portion (including debt related to assets held for sale)	(284.6)	(269.0)
Long term debt, less current portion	$2,074.5	$2,308.7

The Company has outstanding letters of credit as of December 31, 2011 and 2010 totaling $32.0 million and $31.8 million, respectively, that is collateralized by restricted cash.

The $22.3 million convertible note is convertible at the option of the holder, in whole or in part, prior to maturity for up to 2.2 million shares of the Company’s common stock.  The convertible debt does not allow for cash settlement, and there is no embedded derivative.

We are required to comply with certain financial covenants under certain of our financing arrangements.  We are required to maintain a minimum unrestricted cash amount of $125.0 million and maintain certain cash flow, debt service coverage, and working capital covenants. As of December 31, 2011, we were in compliance with all our covenants.

The discount on debt is from the application of purchase accounting from the Frontier acquisition.  The discount will be amortized to interest expense using the effective interest method through January 2023.

Future maturities of debt are payable, or expect debt of $26.6 million to be payable as assets held for sale are sold, as follows for the years ending December 31 (in millions):

2012	$284.6
2013	234.7
2014	259.7
2015	248.2
2016	231.1
Thereafter	1,100.8
Total	$2,359.1

The fair value of long term debt is estimated based on discounting expected cash flows at the rates currently offered to the Company for debt with similar remaining maturities and reflective of credit spreads. As of December 31, 2011 and 2010, the carrying value of long-term debt was greater than its fair value by approximately $96.7 million and $64.0 million, respectively.

11. COMMITMENTS

As of December 31, 2011, the Company leased 121 aircraft and 22 spare engines with varying terms extending through 2024 and terminal space, operating facilities and office equipment with terms extending through 2033 under operating leases. The components of rent expense for the years ended December 31 are as follows (in millions):

	2011	2010	2009
Aircraft and engine rent	$251.5	$240.6	$156.8
Other	78.6	75.2	26.0
Total rent expense	$330.1	$315.8	$182.8

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

We have maintenance agreements for engines, auxiliary power units (“APU”) and other airframe components for our E140/145 and E170/175 aircraft. For our E140/145 aircraft, we have agreements to maintain the engines, APUs, avionics, wheels and brakes, and select rotable parts through October 2012, June 2013, December 2016, June 2014, and September 2014, respectively.  For our E170/175 aircraft, we have agreements to maintain the avionics, wheels and brakes, APUs, engines, emergency slides, and select rotable parts through December 2014, February 2017, July 2019, December 2018, May 2018, and January 2020, respectively. Under these agreements, we are charged for covered services based on a fixed rate for each flight hour or flight cycle accumulated by the engines or airframes in our service during each month. The rates are subject to annual revisions, generally based on certain Bureau of Labor Statistics' labor and material indices.  We believe these agreements, coupled with our ongoing maintenance program, reduce the likelihood of unexpected levels of engine, APU, avionics, wheels and brakes, emergency slides, and select rotable parts maintenance expense during their term. Certain of these agreements contain minimum guarantee amounts, penalty provisions for either the early removal of aircraft or agreement termination for activity levels below the minimums.

While the Company does not have long term maintenance agreements for its Airbus (except wheels and brakes through December 2013) and Q400 fleets, it has made significant deposits with the aircraft lessors for future maintenance events which will reduce future cash requirements.  As of December 31, 2011 and 2010 we had maintenance deposits of $146.0 million and $147.2 million, respectively.

Total payments under these long-term maintenance agreements were $97.1 million, $80.5 million, and $96.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As part of the Company's lease agreements, the Company typically indemnifies the lessor of the respective aircraft against liabilities that may arise due to changes in benefits from tax ownership or tax laws of the respective leased aircraft. The Company has not recorded a liability for these indemnifications because they are not estimable. The Company is responsible for all other maintenance costs of its aircraft and must meet specified return conditions upon lease expiration for both the air frames and engines. The Company recorded a liability for the return conditions of $6.9 million as of December 31, 2011 for four Airbus 319 aircraft, four Airbus 318 aircraft, two Embraer 190 aircraft, and two Embraer 135 aircraft being returned to the lessor.  As of December 31, 2010 the Company had recorded a liability for return conditions of $1.9 million for one Q400 aircraft. The Company will record a liability for lease return conditions for the remaining leased aircraft once it is probable and estimable.

Future minimum payments under non-cancelable operating leases are as follows for the years ending December 31 (in millions):

	Aircraft	Other	Total
2012	$254.3	$21.4	$275.7
2013	243.0	21.8	264.8
2014	225.6	18.6	244.2
2015	208.7	13.1	221.8
2016	181.0	10.5	191.5
Thereafter	396.4	47.8	444.2
Total	$1,509.0	$133.2	$1,642.2

As of December 31, 2011, the Company has subleased eleven E145 aircraft to a foreign airline. As of December 31, 2011, the total amount of minimum rentals to be received in the future under non-cancelable subleases is $48.0 million.  During the years ended December 31, 2011, 2010, and 2009, the Company recognized $13.2 million, $14.7 million and $12.2 million, respectively, of sublease income that is included in cargo and other revenue in the consolidated statements of operations.

As of December 31, 2011, the Company had firm orders to purchase forty CS300 aircraft that have scheduled delivery dates beginning in early 2015 and continuing through 2017, and sixty Airbus NEO 320 aircraft and twenty Airbus NEO 319 aircraft that have scheduled delivery dates beginning in early 2016, and continuing through 2021. The Company also has a commitment to acquire eight spare aircraft engines and expects to take delivery of two engines in 2012, two engines in 2015, three engines in 2016, and one engine beyond 2017.

Future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due By Period
						Beyond
	2012	2013	2014	2015	2016	2017	Total
Debt or lease financed aircraft under purchase obligations	$13.0	$68.0	$0.5	$792.2	$1,065.9	$948.5	$2,888.1
Engines under firm orders	9.1	—	—	14.0	21.0	7.0	51.1
Total contractual obligations for aircraft and engines	$22.1	$68.0	$0.5	$806.2	$1,086.9	$955.5	$2,939.2

12. CONTINGENCIES

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

The restructuring agreement included, among other things, (i) the postponement of certain pay increases, (ii) reduced Company contributions to the Pilots' 401(k) plan, (iii) reduced accruals for vacation days and sick days and (iv) an extension of the collective bargaining agreement by two years (collectively, the "Investment"). In exchange for the Investment, the Frontier pilots will receive an equity stake in Frontier valued at $7.2 million, which vests over the term of the agreement. The Company has agreed to certain other conditions which must be met during the term to continue the Investment by the Frontier pilots. Those conditions include aircraft growth at Frontier, a liquidity raise, subject to suitable market conditions, of at least $70 million by the Company through debt offerings, assets sales, or other financings, material execution of Frontier's restructuring program by the end of 2011, and a good faith effort by the Company to attract equity investment(s) in Frontier that would reduce the Company's ownership of Frontier to a minority interest by December 31, 2014. In addition, the Company has agreed to establish a profit sharing program for Frontier employees. As of December 31, 2011, the Company remains in compliance with these conditions.

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

We believe that these allegations are baseless and that we did not interfere in the election process, which in fact the IBT won. We intend to vigorously defend ourselves and Frontier against this complaint, but there can be no assurance that we will be successful. If we are not successful and the restructuring agreement with our Frontier pilots is declared null and void, Frontier would lose approximately $9 million to $10 million in annual cost savings on average over the next four years, which may have a material adverse effect on our business, financial condition or results of operations.

As of December 31, 2011, approximately 56% of the Company's workforce is employed under union contracts. The union contract for our pilots and our flight attendants, except Frontier’s pilots, is currently amendable. The union contracts for our mechanics and tool room attendants, dispatchers, and our material specialists are amendable in 2012.

13. CAPITAL STOCK AND STOCK OPTIONS

In November 2010, the Company's Board of Directors authorized the sale of 13.8 million shares. The Company received net proceeds from this offering of $101.9 million after deducting underwriting discounts, commissions and transaction expenses. We used the net proceeds from this offering of the common stock for general corporate purposes, including to finance a portion of our Embraer 190 aircraft, and to increase our liquidity position.

The following table summarizes common stock activity for the years ended December 31, 2011, 2010, and 2009:

(in millions)	Common Stock
	2011	2010	2009
Beginning Balance	48.2	34.6	34.6
Stock offering	—	13.8	—
Shares issued for stock options exercised	—	0.3	—
Vesting of restricted stock and other	0.2	(0.5)	—
Ending Balance	48.4	48.2	34.6

Employee Stock Options

The 2002 and 2007 Equity Incentive Plan provides for the granting of up to 5,000,000 shares of our common stock of which 190,547 and 899,542 shares, respectively, remain available for issuance under the plan as of December 31, 2011. Stock options granted typically vest ratably over the term of the employment agreements or between 36 and 48 months and are granted with exercise prices equal to market prices on the date of grant. The options normally expire ten years from the date of grant.  Options are typically granted to officers and key employees selected by the Compensation Committee of the Board of Directors and have exercise prices ranging from $3.85 to $20.27.

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

The following table summarizes option activity under the stock option plans as of December 31, 2011:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Term (in years)
Outstanding at January 1, 2011	5,289,919	$12.69
Granted	75,000	5.04
Exercised	—	—
Forfeited	(855,082)	13.23
Outstanding at December 31, 2011	4,509,837	$12.46	$—	6.31

Vested or expected to vest at December 31, 2011	4,379,286	$12.68	$—	6.20

Exercisable at December 31, 2011	3,514,492	$14.27	$—	5.72

The intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was not material.

There were 3,235,752 and 2,744,940 options exercisable at December 31, 2010 and 2009, respectively. The weighted average exercise price for the options exercisable at December 31, 2010 and 2009 was $15.67 and $16.03, respectively. The remaining contractual life for the options outstanding at December 31, 2010 and 2009 was 6.30 years and 7.08 years, respectively.

During the years ended December 31, 2011, 2010 and 2009, $3.2 million ($1.9 million net of tax), $2.9 million ($1.7 million net of tax) and $4.2 million ($2.6 million net of tax), respectively, was charged to expense relating to the stock option plans. The Company has a policy of issuing new common shares to satisfy the exercise of stock options.  At December 31, 2011 there was $2.4 million of unrecognized stock-based employee compensation expense for unvested stock options, and the expected remaining expense period is 3.0 years. The Company did not recognize excess tax benefits related to stock option exercises in 2011, 2010 or 2009 since the Company did not have taxable income during these years.

The weighted average grant date fair value of options granted in 2011, 2010 and 2009 was $2.41, $3.15, and $2.32, respectively. The Company estimates the fair value of stock options issued using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Dividends were based on an estimated dividend yield. The risk-free rates for the periods within the contractual life of the option are based on the U.S. Treasury rates in effect at the time of the grant. The forfeiture rate is based on historical information and management’s best estimate of future forfeitures. The expected term of options granted is derived from historical exercise experience and represents the period of time the Company expects options granted to be outstanding. Option valuation models require the input of subjective assumptions including the expected volatility and lives. Actual values of grants could vary significantly from the results of the calculations.

The following assumptions were used to value stock option grants during the following periods:

December 31,
	2011	2010	2009
Dividend yield	—	—	—
Expected volatility	60%-61%	60%-61%	58%-63%
Risk-free interest rate	1.2%-2.0%	1.2%-2.0%	2.2%-2.9%
Expected life (in years)	4-5	4-5	4-5

Restricted Stock Grants

Restricted stock awards have been granted to certain of our officers, directors, and key employees.  Restricted stock awards are grants of shares of our common stock which typically vest over time (generally three or four years).

Compensation expense for our restricted stock grants was $2.4 million, $1.2 million, and $1.0 million during the years ended December 31, 2011, 2010 and 2009, respectively.  As of December 31, 2011, we have $2.4 million in total unrecognized future compensation expense that will be recognized over the next three or four years relating to awards for 351,792 restricted shares which were issued but which had not yet vested.

A summary of restricted stock activity under the aforementioned plan is as follows:

Restricted Stock Awards
Unvested at January 1, 2011	556,250
Vested	(239,446)
Issued	50,000
Surrendered	(15,012)
Unvested at December 31, 2011	351,792

The grant date weighted-average fair value per share of restricted stock awards granted during the years ended December 31, 2011, 2010, and 2009, was $5.39, $6.32 and $8.59, respectively.  The total fair value of shares vested during the years ended December 31, 2011, 2010, and 2009, was $1.4 million, $1.2 million, and $1.0 million, respectively.

14. INCOME TAXES

The components of the provision for income tax (benefit) expense for the years ended December 31 are as follows (in millions):

	2011	2010	2009
Federal:
Current	$(0.1)	$(2.1)	$—
Deferred	(78.2)	(2.8)	92.9
Total Federal	(78.3)	(4.9)	92.9
State:
Current	0.2	0.1	(1.1)
Deferred	(11.9)	(1.3)	8.0
Total State	(11.7)	(1.2)	6.9

Valuation allowance	(0.6)	(3.4)	(0.8)
Expense for uncertain tax positions	—	1.8	0.8
Income tax (benefit) expense	$(90.6)	$(7.7)	$99.8

A reconciliation of income tax (benefit) expense at the applicable federal statutory income tax rate to the tax provision as reported for the years ended December 31 are as follows (in millions):

	2011	2010	2009
Federal income tax (benefit) expense at statutory rate	$(84.8)	$(7.5)	$47.7
State income tax (benefit) expense, net of federal benefit (expense)	(7.3)	(0.7)	4.1
Goodwill impairment	—	—	43.2
Valuation allowance	(0.6)	(3.4)	(0.8)
Other	2.1	3.9	5.6
Income tax (benefit) expense	$(90.6)	$(7.7)	$99.8

The components of deferred tax assets and liabilities as of December 31 are as follows (in millions):

	2011	2010
DEFERRED TAX ASSETS:
Current:
Deferred frequent flyer revenue	$25.9	$19.3
Nondeductible reserves and accruals	23.4	18.7
Total	49.3	38.0
Valuation allowance	(14.0)	(10.9)

Total current deferred tax assets	$35.3	$27.1

Noncurrent:
Nondeductible accruals and deferred revenue	$43.9	$49.1
Deferred frequent flyer revenue	25.9	38.9
Federal and state net operating loss carryforwards, net of liability for uncertain tax positions	483.6	449.0
AMT credits	6.4	8.2
Prepaid rent	4.4	—
Deferred credits and sale leaseback gain	17.7	21.9
Other	13.2	14.7
Total	595.1	581.8
Valuation allowance	(168.5)	(156.0)

Total noncurrent deferred tax assets	426.6	425.8

DEFERRED TAX LIABILITIES:
Noncurrent:
Other intangible assets, including slot amortization	(29.9)	(45.8)
Maintenance deposits	(54.1)	(54.8)
Deferred rent	—	(20.2)
Stock basis difference in subsidiary from gain on bargain purchase	(77.4)	(77.4)
Accelerated depreciation and fixed asset basis differences for tax purposes	(618.4)	(662.3)

Total noncurrent deferred tax liabilities	(779.8)	(860.5)
Total net noncurrent deferred tax liabilities	$(353.2)	$(434.7)

The Company monitors ongoing tax cases related to its unrecognized tax benefits. None of the unrecognized tax benefits as of December 31, 2011, if recognized, would affect the effective tax rate. The following table reconciles the Company’s tax liability for uncertain tax positions for the year ended December 31 (in millions):

	2011	2010	2009
Balance at January 1,	$8.1	$6.3	$5.3
Additions based on tax positions taken in current year	—	—	0.8
Additions based on acquisitions in current year	—	—	0.2
Additions for tax positions taken in prior years	—	2.0	—
Reductions for tax positions of prior years	—	(0.2)	—
Settlements with tax authorities	—	—	—
Balance at December 31,	$8.1	$8.1	$6.3

The following table reconciles the Company’s valuation allowance for the year ended December 31 (in millions):

	2011	2010	2009
Balance at January 1,	$166.9	$200.9	$9.5
Additions based on current year acquisitions and 382 limitation	—	—	192.2
Additions based on filing the final pre-acquisition tax returns for Midwest and Frontier	16.2	5.7	—
Reduction of net operating losses previously reserved that were forgone in tax return filings	—	(36.3)	—
Additions (deductions) for change in current year analysis	(0.6)	(3.4)	(0.8)
Balance at December 31,	$182.5	$166.9	$200.9

During 2009, Republic acquired Midwest and Frontier. The future use of the net operating losses (“NOLs”) acquired from both companies are limited based on Internal Revenue Code Section 382 due to the change in control that occurred from the acquisitions. Management evaluated the deferred tax assets and determined that more likely than not, certain deferred tax assets would not be utilized and therefore a valuation allowance was required. The net operating losses generated by the Company after the change in control date do not have a related valuation allowance. In conjunction with filing the 2009 tax returns during 2010 for Frontier, the Company decided to forgo $104 million of the net operating losses that were acquired from Frontier. The Company reduced the deferred tax asset for these net operating losses as well as the related valuation allowance when the tax returns were filed during 2010. This adjustment was accounted for as an adjustment to the opening balance sheet for Frontier as a reduction to the net operating losses acquired and a decrease in the opening valuation allowance. As of December 31, 2011, the Company has federal NOL carryforwards totaling $1.4 billion, which begin expiring in 2015, and of which approximately $408.0 million are not expected to be realized prior to expiration mostly due to the limitations under Internal Revenue Code Section 382. Therefore, a valuation allowance has been recorded for these net operating loss carryforwards. In 2011, the Company increased the deferred tax asset for pre-acquisition costs and net operating losses and increased the valuation allowance by the same amount.

Deferred tax assets include benefits expected to be realized from the utilization of alternative minimum tax (“AMT”) credit carryforwards of $6.4 million, which do not expire. A valuation allowance of $5.5 million has been recorded against AMT credit carryforwards that were acquired during 2009 as these credits are not expected to be realized.

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

The Company's federal income tax returns for tax years after 1998 remain subject to examination by the Internal Revenue Service (“IRS”) and state taxing jurisdictions. The Company is currently under Internal Revenue Service audit for the 2009 tax year. Any adjustments could potentially increase or decrease the Company's net operating loss and change the FIN 48 liability. It is expected that the audit will be completed during 2012 and the Company's NOL's from prior tax years would remain subject to examination by major tax jurisdictions due to our net operating loss carryforwards.

 15. RETIREMENT AND BENEFIT PLANS

Defined Contributions Plans — The Company has defined contribution retirement plans covering substantially all eligible employees.  The Company matches up to 6% of eligible employees' wages. Employees are generally vested in matching contributions after three years of service with the Company. Employees are also permitted to make pre-tax contributions of up to 90% (up to the annual Internal Revenue Code limit) and after-tax contributions of up to 10% of their annual compensation. The Company's expense under this plan was $9.6 million, $8.2 million, and $3.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Frontier also has established the Frontier Airlines, Inc. Pilots Retirement Plan (the “FAPA Plan”) for pilots covered under the collective bargaining agreement with the Frontier Airlines Pilots’ Association. The FAPA Plan is a defined contribution retirement plan.  Frontier contributes up to 6% of each eligible and active participant’s compensation.  Contributions begin after a pilot has reached two years of service and the contributions vest immediately.  Participants are entitled to begin receiving distributions of all vested amounts beginning at age 59 ½.  During the period from October 1, 2009 to December 31, 2009, Frontier recognized compensation expense associated with the contributions to the FAPA Plan of $1.1 million. The recognized compensation expense for the years ended December 31, 2011 and 2010 was $4.1 million and $2.3 million, respectively.

Qualified Defined Benefit Plan — Midwest has one qualified defined benefit plan, the Pilots’ Supplemental Pension Plan, as of December 31, 2011. This plan provides retirement benefits to Midwest pilots covered by their collective bargaining agreement. As a result of the remeasurement on the acquisition date of July 31, 2009, all previously existing unrecognized net actuarial gains or losses and unrecognized prior service costs were eliminated for the plan as of July 31, 2009.

The following table  sets forth the status of the plan for the year ended December 31, 2011 and 2010 (in millions):

	Midwest Qualified Defined-Benefit Plan
	Years Ended December 31,		Period From August 1 to December
Change in Projected Benefit Obligation	2011	2010	2009
Net benefit obligation — beginning of period	$14.0	$11.4	$9.7
Service cost	—	—	0.2
Interest cost	0.7	0.7	0.3
Actuarial gain	1.6	2.1	(0.1)
Gross benefits paid	(0.4)	(0.2)	(0.1)
Curtailments	—	—	1.4
Net projected obligation — end of period	$15.9	$14.0	$11.4

Change in Plan Assets

Fair value of assets — beginning of period	$10.1	$9.0	$8.3
Actual return on plan assets	(0.3)	1.3	0.8
Employer contribution	0.7	—	—
Gross benefits paid	(0.4)	(0.2)	(0.1)
Fair value of plan assets — end of period	$10.1	$10.1	$9.0
Accrued benefit liability (recorded in deferred credits and other noncurrent liabilities)	$(5.8)	$(3.9)	$(2.4)

The accumulated benefit obligation as of December 31, 2011 and 2010 is $15.9 million and $14.0 million, respectively.  The net periodic benefit cost of the defined benefit pension plan for the years ended December 31, 2011, 2010, and 2009 was not material. The unamortized net loss, included in accumulated other comprehensive loss as of December 31, 2011 and 2010 was $4.1 million (net of tax of $2.6 million) and $1.5 million (net of tax of $0.9 million), respectively. There was no unamortized net gain or loss as of December 31, 2009.

Expected Cash Flows – In 2012, no significant employer contributions are expected for the defined benefit plan.  Total future benefit payments are expected to be approximately $8.5 million over the next several years.

Other Midwest Plans — Midwest provided certain other benefits to its employees. During 2009, curtailment gains of $8.6 million were recognized as a reduction to wages and benefits expense in the consolidated statements of operations due to employee layoffs, furloughs, and other workforce reductions, and reduced the obligation as of December 31, 2009 to $0.2 million. During 2010, these plans were terminated and the impact to the Company's financial condition or results of operations was not material.

16. INTEGRATION COSTS

As a result of the Company's acquisitions of Midwest and Frontier during 2009, the Company has aligned its operations to integrate the business models. These integration costs were all incurred as part of our branded segment and classified as the following: fleet transition and other integration costs, severance, and asset impairment and loss on disposal or sale of assets. Costs are presented in the table below:

	Fleet Transition and Other Integration	Severance	Total	Asset Impairment and Loss on Disposal or Sale of Assets

Accrual balances as of January 1, 2009	$—	$—	$—
Severance		7.0	7.0
Other impairment and charges	—	—	—	$6.8
Total expense	—	7.0	7.0
Cash paid		(5.8)	(5.8)
Accrual balances as of December 31, 2009	$—	$1.2	$1.2
Severance	—	15.5	15.5
Other impairment and charges	25.0	—	25.0	$25.3
Total expense	25.0	15.5	40.5
Cash paid	(22.8)	(15.9)	(38.7)
Accrual balances as of December 31, 2010	2.2	0.8	3.0
Severance	—	0.2	0.2
Other impairment and charges	0.3	—	0.3	$39.8
Total expense	0.3	0.2	0.5
Cash paid	(2.5)	(1.0)	(3.5)
Accrual balances as of December 31, 2011	$—	$—	$—

Fleet transition and other integration costs include the expenses to restore the Airbus A318 and Bombardier Q400 aircraft to the agreed upon return condition per the contract and lease termination costs. These costs are recorded in other operating expenses. Severance expenses are a result of the integration of certain back office functions, as well as system and vendor consolidations and are recorded in other operating expenses. The asset impairment and loss on disposal or sale of assets are due to the write-off of certain trade names and other assets, and maintenance deposits that were forfeited and are recorded in other impairment charges or other expense. The accrual balance for the costs listed above are recorded in accrued liabilities in the consolidated balance sheets as of December 31, 2011 and 2010. The Company does not anticipate any further costs associated with the integration.

17. OPERATING SEGMENT INFORMATION

ASC Topic 280, “Segments Reporting,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance. The Company concluded that it has three reportable segments, fixed-fee service, branded passenger service, and other.

Fixed-fee services are typically operated under an agreement with a domestic network airline partner.  As of December 31, 2011, substantially all fixed-fee service revenues are derived from code-share agreements with US Airways, Delta, American, United, and Continental.  Termination of any of these code-share agreements could have a material adverse effect on the Company’s financial position, results of operations and cash flows.  During the years ended December 31, 2011, 2010, and 2009, Delta was approximately 20%, 18% and 19%, US Airways was approximately 36%, 38%, and 33%, and United was approximately 33%, 31%, and 29% of the Company’s fixed-fee service revenue, respectively.  During the year ended December 31, 2009, the Company recorded an impairment of goodwill and other impairment charges of $13.3 million, related to the fixed-fee service segment.

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

The Company evaluates segment performance based on several factors, of which the primary financial measure is income (loss) before income taxes. However, the Company does not manage the business or allocate resources solely based on segment operating income or loss, and scheduling decisions of the Company’s chief operating decision maker are based on each segment’s contribution to the overall network.  All intersegment revenues and expenses are eliminated within the segments.  Total operating revenues of fixed-fee service and branded passenger service include some amounts classified as cargo and other revenue on consolidated statements of operations.  The Company allocates assets and liabilities by aircraft assigned to each segment.

Segment financial information for the years ended December 31, 2011, 2010, and 2009 for the Company’s operating segments is as follows (in millions):

Year Ended December 31, 2011	Fixed-fee	Branded	Other	Total
Total operating revenue	$1,080.2	$1,765.4	$18.9	$2,864.5
Aircraft fuel	102.5	718.6	—	821.1
Depreciation and amortization	130.8	63.3	6.1	200.2
Other impairment charge [2]	160.0	8.3	22.8	191.1
Income (loss) before income taxes	(89.4)	(135.5)	(17.5)	(242.4)
Total assets[1]	2,294.5	1,487.7	119.5	3,901.7
Total debt[1]	1,795.1	455.9	108.1	2,359.1

1The aircraft that are currently listed as spares at the Company are classified in the fixed-fee segment for assets and debt. These aircraft operated throughout December and therefore the Company believes that the appropriate classification is the fixed-fee segment.

2 In December 2011, we recorded a $191.1 million impairment charge primarily related to our decision to substantially reduce the flying completed by the ERJ 135/140/145 fleet over the next year by temporarily parking these aircraft. In evaluating these aircraft and other equipment for impairment, we estimated their fair value by utilizing a market approach considering (1) published market data generally accepted in the airline industry, (2) recent market transactions, where available, and (3) the overall condition and age of the aircraft and other equipment. During the year ended December 31, 2011, the Company recorded impairment of $160.0 million on aircraft and other equipment in the fixed fee business, $22.8 million on aircraft that are operated for charter service in the other segment, $5.1 million of impairment on assets held for sale in the branded segment, and $3.2 million of impairment on inventory related to branded aircraft.

Year Ended December 31, 2010	Fixed-fee	Branded	Other	Total
Total operating revenue	$1,030.4	$1,604.5	$18.8	$2,653.7
Aircraft fuel	67.6	549.2	0.1	616.9
Depreciation and amortization	124.4	73.4	6.7	204.5
Other impairment charge	—	11.5	—	11.5
Income (loss) before income taxes	77.2	(99.4)	0.7	(21.5)
Total assets	2,812.2	1,324.0	212.5	4,348.7
Total debt	2,238.7	249.7	89.3	2,577.7

Year Ended December 31, 2009	Fixed-fee	Brand	Other	Total
Total operating revenue	$1,180.4	$444.3	$17.5	$1,642.2
Aircraft fuel	91.3	144.9	0.4	236.6
Depreciation and amortization	132.4	21.9	9.3	163.6
Other impairment charge	—	8.8	—	8.8
Income (loss) before income taxes	86.7	57.9	(8.4)	136.2
Total assets	2,549	1,672.7	228.8	4,450.5
Total debt	1,830.7	780.2	193.3	2,804.2

 18. VALUATION AND QUALIFYING ACCOUNTS

(amounts in millions) Description	Balance at Beginning of Year	Additions Charged to Expense	Deductions		Balance at End of Year
Allowance for doubtful accounts receivables:
12/31/2011	$1.2	$—	$(0.6)	(1)	$0.6
12/31/2010	0.7	1.7	(1.2)	(1)	1.2
12/31/2009	2.0	0.3	(1.6)	(1)	0.7

Valuation allowance on notes receivable:
12/31/2011	$—	$—	$—		$—
12/31/2010	—	—	—		—
12/31/2009	1.5	3.0	(4.5)	(2)	—

(1)	Uncollectible accounts written off net of recoveries, if any.

(2)	Valuation allowance from Mokulele notes receivable was eliminated upon consolidation of Mokulele.

19. SUBSEQUENT EVENTS

On January 26, 2012, Republic Airways Holdings Inc. (the “Company”) announced the appointment of David Siegel as CEO, President, and interim Chief Operating Officer of Frontier Airlines, Inc. (“Frontier”), a wholly owned subsidiary of the Company, effective January 30, 2012.

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

Changes in Internal Control

During the quarter ended December 31, 2011, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The Company's effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements. Deloitte & Touche LLP’s report on the Company's effectiveness of internal control over financial reporting appears on page 53.

Our independent registered public accountants, Deloitte & Touche LLP, audited the consolidated financial statements included in this annual report on Form 10-K and have issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2011, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information set forth under the caption "Proposal No. 1—Election of Directors" in the Company's definitive Proxy Statement to be used in connection with the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Executive officers, directors, and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from the Company’s executive officers, directors and greater than ten percent beneficial owners, we believe that during fiscal 2011 all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with except for two late filings with respect to transactions by each of Robert H. Cooper and Bryan K. Bedford.

Corporate Governance

The information set forth under the caption "Corporate Governance" in the Company's definitive Proxy Statement to be used in connection with the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Beneficial Ownership of Common Stock by Certain Stockholders and Management" in the Company's definitive Proxy Statement to be used in connection with the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be used in connection with the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under "Audit Matters" in the Company's definitive proxy statement to be used in connection with the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)  Documents filed as part of this report:

Report of Independent Registered Public Accounting Firm, Financial Statements: Consolidated Balance Sheets as of December 31, 2011 and 2010, Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009 and Notes to Consolidated Financial Statements.

(b)  Exhibits

Exhibit No.	Description
1.1	Form of Purchase Agreement.(viii)
1.2	Underwriting Agreement, dated as of November 11, 2010, by and among the Company, Goldman, Sachs & Co. and Deutsche Bank Securities, as representatives of the underwriters named therein. (xlvi)
3.1	Amended and Restated Certificate of Incorporation.(i)
3.2	Amended and Restated Bylaws.(l)
4.1	Specimen Stock Certificate.(i)
10.1	2002 Equity Incentive Plan.(xxiv)
10.1(a)	Restricted Stock Agreement.(xx)
10.1(b)	2007 Equity Incentive Plan.(xxiv)
10.2	Form of Option Agreement for Non-Employee Directors.(i)
10.3	Form of Option Agreement for Officers.(i)
10.3(a)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Bryan K. Bedford, dated as of December 27, 2004.(v)
10.3(b)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Bryan K. Bedford, dated as of December 27, 2004.(v)
10.3(c)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Robert Hal Cooper, dated as of December 27, 2004.(v)
10.3(d)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Robert Hal Cooper, dated as of December 27, 2004.(v)
10.3(e)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Wayne C. Heller, dated as of December 27, 2004.(v)
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

10.33	Third Amended and Restated Employment Agreement, dated as of November 2, 2010, by and between the Comapny and Bryan K. Bedford. (xliii)
10.34	Third Amended and Restated Employment Agreement, dated as of November 2, 2010, by and between the Comapny and Wayne C. Heller. (xlii)
10.35	Employment Agreement, dated April 12, 2011, by and between the Company and Timothy P. Dooley. (xlix)
10.36	Employment Agreement, dated April 12, 2011, by and between the Company and Lars-Erik Arnell. (xlix)
10.37	Office/Shop Space Permit by and between Signature Combs and Chautauqua Airlines, Inc., dated as of January 16, 2001.(i)
10.38	Hangar and Office Lease by and between AMR Combs, Inc. and Chautauqua Airlines, Inc., dated as of December 22, 1998.(i)
10.39†	Purchase Agreement DCT-014/2004, by and between Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of March 19, 2004.(i)
10.39(a)†	Amendment No. 1 to Purchase Agreement DCT-014/2004, by and between Embraer — Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of April 28, 2004.(ii)
10.39(b)†	Amendment No. 2 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of dated July 8, 2004.(iii)
10.39(c)†	Amendment No. 3 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of July 30, 2004.(iii)
10.39(d)†	Amendment No. 4 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of August 11, 2004.(iii)
10.39(e)†	Amendment No. 5 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of September 29, 2004.(iii)
10.39(f)†	Amendment No. 6 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 9, 2004.(viii)
10.39(g)†	Amendment No. 7 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of December 23, 2004.(viii)
10.39(h)†	Amendment No. 8 to Purchase Agreement DCT-014/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of February 28, 2005. (x)
10.39(i)†	Amendment No. 9 to Purchase Agreement DCT-014/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of March 31, 2005. (x)
10.39(j)†	Amendment No. 10 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasilicica de Aeronáutica S.A. and Republic Airline Inc., dated as of April 30, 2005. (xiii)
10.39(k)†	Amendment No. 11 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of August 30, 2005. (xv)
10.39(l)†	Amendment No. 12 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of October 7, 2005.(xvi)
10.39(m)†	Amendment No. 13 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of October 18, 2005.(xvi)
10.39(n)†	Amendment No. 14 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 9, 2005.(xvi)
10.39(o)†	Amendment No. 15 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of April 24, 2006.(xviii)
10.39(p)†	Amendment No. 16 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of July 21, 2006.(xix)
10.39(q)†	Amendment No. 17 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 14, 2006.(xx)
10.39(r)†	Amendment No. 18 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of January 12, 2007.(xxiii)
10.39(s)†	Amendment No. 19 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of June 22, 2007.(xxv)
10.39(t)†	Amendment No. 20 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of October 18, 2007.(xxix)
10.39(u)†	Amendment No. 21 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of June 5, 2008.(xxxii)
10.39(v)†	Amendment No. 22 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of September 5, 2008.(xxxiii)

10.39(w)†	Amendment No. 23 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 10, 2008. (xxxiv)
10.40†	Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of March 19, 2004.(i)
10.40(a)†	Amendment No. 1 to Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of July 8, 2004.(viii)
10.40(b)†	Amendment No. 2 to Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of December 23, 2004.(viii)
10.40(c)†	Amendment No. 3 to Letter Agreement DCT-015/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of February 28, 2005.(x)
10.40(d)†	Amendment No. 4 to Letter Agreement DCT-015/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of April 13, 2005.(x)
10.40(e)†	Amendment No. 5 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasilicica de Aeronáutica S.A. and Republic Airline Inc., dated as of April 30, 2005.(xiii)
10.40(f)†	Amendment No. 6 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline, Inc., dated as of October 18, 2005.(xvi)
10.40(g)†	Amendment No. 7 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline, Inc., dated as of November 9, 2005.(xvi)
10.40(h)†	Amendment No. 8 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of July 21, 2006.(xix)
10.40(i)†	Amendment No. 9 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of September 19, 2006.(xx)
10.40(j)†	Amendment No. 10 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 14, 2006.(xx)
10.40(k)†	Amendment No. 11 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline inc., dated as of May 29, 2007.(xxvi)
10.40(l)†	Amendment No. 12 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline inc., dated as of June 22, 2007.(xxv)
10.40(m)†	Amendment No. 13 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline inc., dated as of October 18, 2007.(xxx)
10.40(n)†	Amendment No. 14 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline inc., dated as of June 5, 2008.(xxxii)
10.40(o)†	Amendment No. 15 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline inc., dated as of September 5, 2008.(xxxiii)
10.40(p)†	Amendment No. 16 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline inc., dated as of November 10, 2008.(xxxiv)
10.41†	United Express Agreement, by and between United Air Lines, Inc. and Shuttle America Corp., dated as of December 28, 2006.(xx)
10.41(a)†	First Amendment to United Express Agreement, by and between United Air Lines, Inc. and Shuttle America Corp., dated as of August 21, 2007.(xxix)
10.42	Amendment No. 1 to United Express Agreement, by and between United Air Lines, Inc. and Chautauqua Airlines, Inc., dated as of July 6, 2004.(ii)
10.43†	Letter Agreement, by and between United Air Lines, Inc. and Republic Airways Holdings Inc., dated as of February 13, 2004.(i)
10.43(a)†	Letter Agreement, by and between United Air Lines, Inc. and Republic Airways Holdings Inc., dated as of July 7, 2004.(ii)
10.44	Lease Agreement, by and between Chautauqua Airlines, Inc. and the Indianapolis Airport Authority, dated as of December 17, 2004.(viii)
10.45†	Delta Connection Agreement, dated as of January 13, 2005, by and among Delta Air Lines, Inc., Republic Airline Inc. and Republic Airways Holdings Inc.(vi)
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
10.45(d)†
Amendment Number Three to Delta Connection Agreement, by and among Delta Airlines, Inc., Shuttle America Corp. (as assignee of Republic Airline, Inc.) and Republic Airways Holdings, Inc., dated as of January 31, 2011. (xlviii)

10.45(e)††
Amendment Number Four to Delta Connection Agreement, by and among Delta Airlines, Inc., Shuttle America Corp. (as assignee of Republic Airline, Inc.) and Republic Airways Holdings Inc., dated as of April 26, 2011.

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

10.52(a)†	Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of September 2, 2005.(xv)
10.52(b)†	Amendment Number One to Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of September 21, 2005.(xv)
10.52(c)†	Second Amendment to Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of July 21, 2006.(xix)
10.52(d)†	Third Amendment to Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of December 19, 2006.(xxi)
10.53†	Global Aircraft Transaction Agreement, by and between Republic Airways Holdings Inc. and US Airways, Inc., dated as of September 21, 2005.(xv)
10.54†	Commuter Slot Option Agreement, by and between Republic Airways Holdings Inc. and US Airways, Inc., dated as of September 22, 2005.(xv)
10.55†	Capacity Purchase Agreement, by and between Continental Airlines, Inc., Republic Airways Holdings Inc. and Chautauqua Airlines, Inc., dated as of July 21, 2006.(xix)
10.55(a)†	First Amendment to the Capacity Purchase Agreement, by and among Continental Airlines, Inc., Republic Airways Holdings Inc. and Chautauqua Airlines, Inc., dated as of January 8, 2007.(xxiii)
10.56	Amended and Restated Secured Super Priority Debtor In Possession Credit Agreement dated April 1, 2009. (xxxiv)
10.56(a)	Second Amended and Restated Investment Agreement dated August 13, 2009 by and among Frontier Airlines Holdings, Inc. and its subsidiaries, Frontier Airlines, Inc. and Lynx Aviation, Inc. (xxxv)
10.56(b) †	Credit Agreement among Frontier Airlines, Inc., Republic Airways Holdings Inc., Lynx Aviation, Inc. and Airbus Financial Services, dated as of October 30, 2009. (xxxvi)
10.57	Evidence of Transfer of Claim by Republic Airways Holdings Inc. in favor of JPMorgan Chase Bank, N.A., dated as of April 11, 2007.(xxiii)
10.58	Stock Purchase Agreement, dated as of March 16, 2007, by and between Republic Airways Holdings Inc. and WexAir LLC.(xxi)
10.59	Stock Purchase Agreement, dated as of September 4, 2007, by and between Republic Airways Holdings Inc. and WexAir RJET LLC.(xxvi)
10.60	Stock Purchase Agreement, dated as of September 11, 2007, by and between Republic Airways Holdings Inc. and WexAir RJET LLC.(xxvii)
10.61	Stock Purchase Agreement, dated as of October 26, 2007, by and between Republic Airways Holdings Inc. and WexAir RJET LLC.(xxvii)
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

10.62(c)†	Amendment No. 1 to Airline Services Agreement, among Midwest Airlines, Inc., Republic Airline Inc., Midwest Air Group, Inc. and Republic Airways Holdings Inc., dated May 15, 2009. (xxxvii)
10.62(d)†
Amendment No. 3 to the Amended and Restated Senior Secured Credit Agreement, dated as of September 3, 2008, among Midwest Airlines, Inc., Midwest Air Group, Inc., each of the subsidiaries of Midwest from time to time party thereto, each lender from time to time party thereto (including Republic Airways Holdings Inc.), Wells Fargo Bank Northwest, National Association, as administrative agent and Wells Fargo, as collateral agent, dated as of June 2, 2009. (xxxix)

10.62(e)†
Amendment No. 2 to the Airline Services Agreement dated as of September 3, 2008 among Midwest Airlines, Inc., Republic Airline Inc., Midwest Air Group, Inc. and Republic Airways Holdings Inc., dated as of June 3, 2009. (xxxix)

10.62(f)	Agreement and Plan of Merger, by and among Republic Airways Holdings Inc., RJET Acquisition, Inc. and Midwest Air Group, Inc., dated as of June 23, 2009. (xl)
10.62(g)	Investment Agreement, by and among TPG Midwest US V, LLC, TPG Midwest International V, LLC and Republic Airways Holdings Inc., dated as of June 23, 2009. (xl)
10.63†	Credit Agreement, by and between US Airways, Inc. and Republic Airways Holdings Inc., dated as of October 20, 2008.(xxxiii)
10.63(a)†	Amendment to the Credit Agreement, by and between US Airways, Inc. and Republic Airways Holdings Inc., dated as of December 19, 2008.(xxxiv)
10.64	Employment Agreement by and between Republic Airways Holdings Inc. and Sean Menke, dated as of October 2, 2009.(xli)
10.65†	Purchase Agreement No. PA-C006, by and between Bombardier Inc. and Republic Airways Holdings Inc., dated as of February 24, 2010.(xliv)
10.66†	Credit Agreement by and among Chautauqua Airlines, Inc., Republic Airways Holdings Inc. and certain lenders, dated as of March 26, 2010.(xliv)
10.67†	Purchase Agreement COM 0190-10, by and between Embraer - Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 3, 2010.(xl)
10.67(a)††	Amendment Number One to Purchase Agreement between Embraer S.A. (fromerly known as Embraer - Empresa Brasileira de Aeronautica S.A.) and Republic Airline Inc., dated as of March 11, 2011.
10.67(b)††	Amendment Number Two to Purchase Agreement between Embraer S.A. (fromerly known as Embraer - Empresa Brasileira de Aeronautica S.A.) and Republic Airline Inc., dated as of November 16, 2011.
10.68†	Letter Agreement COM 0191-10, by and between Embraer - Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 3, 2010.(li)
10.68(a)††	Amendment Number One to Letter Agreement between Embraer S.A. (formerly known as Embraer - Empresa Brasileira de Aeronautica S.A.) and Republic Airline Inc., dated as of March 11, 2011
10.67(b)††	Amendment Number Two to Letter Agreement between Embraer S.A. (fromerly known as Embraer - Empresa Brasileira de Aeronautica S.A.) and Republic Airline Inc., dated as of November 16, 2011.
10.70	Letter of Agreement 67, by and between Frontier Airlines. Inc. and the Frontier pilots represented by the Frontier Airlines Pilot Association, dated as of June 24, 2011. (lii)
10.71	Commercial Agreement, by and among Frontier Airlines, Inc., and Republic Airways Holdings Inc. and FAPAInvest LLC, dated as of June 24, 2011. (lii)
10.71(a)	Amendment Number One to Commercial Agreement by and among Frontier Airlines, Inc., Republic Airways Holdings Inc. and FAPAInvest, LLC, dated as of September 28, 2011.
10.71(b)	Amendment Number Two to Commercial Agreement by and among Frontier Airlines, Inc., Republic Airways Holdings Inc. and FAPAInvest, LLC, dated as of December 30, 2011.
10.72	Flight Attendant Contract 2011-2016, between Frontier Airlines, Inc. and the Association of Flight Attendants - CWA, AFL-CIO, AFL-CIO, dated as of October 14, 2011. (liii)
10.73	Employment Transition and Separation Agreement, dated as of November 2, 2010, by and between the Company and Robert Hal Cooper (xlii)
10.74††	A320 Family Aircraft Purchase Agreement between Airbus S.A.S and Republic Airways Holdings Inc., dated as of September 30, 2011
10.75††	Amendment No. 25 to A318/A319 Purchase Agreement dated as of March 20, 2000 between Airbus S.A.S and Frontier Airlines, dated as of September 30, 2011.
21.1	Subsidiaries of Republic Airways Holdings Inc.(i)

23.1	Consent of Deloitte & Touche LLP.
31.1	Certification by Bryan K. Bedford pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Robert H. Cooper pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Bryan K. Bedford pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Robert H. Cooper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T.)
†	Portions of the indicated document have been afforded confidential treatment and have been filed separately with the Commission as required by Rule 406.
††
A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2.

(i)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-84092, which was declared effective on May 26, 2004.
(ii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(iii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(iv)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 29, 2004.
(v)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 30, 2004.
(vi)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 20, 2005.
(vii)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 21, 2005.
(viii)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-122033, which was declared effective on February 1, 2005.
(ix)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 9, 2005
(x)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(xi)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2005.
(xii)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3, file No. 333-126357, which was declared effective on July 18, 2005.
(xiii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(xiv)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 7, 2005.
(xv)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(xvi)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(xvii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(xviii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(xix)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(xx)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.
(xxi)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 19, 2007.
(xxii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 30, 2007.
(xxiii)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
(xxiv)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 8, 2007.

(xxv)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(xxvi)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 5, 2007.
(xxvii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 12, 2007.
(xxviii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 29, 2007.
(xxix)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(xxx)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 10, 2007.
(xxxi)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 7, 2008.
(xxxii)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2008.
(xxxiii)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 4, 2008.
(xxxiv)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
(xxxv)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2009.
(xxxvi)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009.
(xxxvii)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 5, 2009.
(xxxviii)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 5, 2009.
(xxxix)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2009.
(xl)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 24, 2009.
(xli)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.
(xlii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed November 2, 2010.
(xliii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed November 2, 2010.
(xliv)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on May 5, 2010.
(xlv)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2010.
(xlvi)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed November 11, 2010.
(xlvii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed February 7, 2011.
(xlviii)	Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 15, 2011
(xlix)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed April 18, 2011
(l)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed April 25, 2011
(li)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on May 13, 2011.
(lii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed July 6, 2011
(liii)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 9, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated:	March 15, 2012	By:	/s/ Bryan K. Bedford
Bryan K. Bedford
Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan K. Bedford
Bryan K. Bedford	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 15, 2012

/s/ Timothy P. Dooley
Timothy P. Dooley	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 15, 2012

/s/ Lawrence J. Cohen
Lawrence J. Cohen	Director	March 15, 2012

/s/ Neal S. Cohen
Neal S. Cohen	Director	March 15, 2012

/s/ Douglas J. Lambert
Douglas J. Lambert	Director	March 15, 2012

/s/ Mark L. Plaumann
Mark L. Plaumann	Director	March 15, 2012

/s/ Richard P. Schifter
Richard P. Schifter	Director	March 15, 2012

/s/ David N. Siegel
David N. Siegel	Director	March 15, 2012