Form 10-K/A
period 2011-12-31
REPUBLIC AIRWAYS HOLDINGS INC
filed 2012-04-30
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2011.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-49697

REPUBLIC AIRWAYS HOLDINGS INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	06-1449146 (I.R.S. Employer Identification No.)

8909 Purdue Road, Suite 300, Indianapolis, Indiana 46268 (Address of principal executive offices) (Zip Code) (317) 484-6000 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒        NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of Common Stock held by non-affiliates (based upon the closing price of the Common Stock on the NASDAQ Global Market) on June 30, 2011 was approximately $263,763,340.

As of March 15, 2012, 48,431,595 shares of Common Stock were outstanding.

Documents Incorporated by Reference
None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Republic Airways Holdings Inc. (“we”, “us”, “our”, or the “Company”) for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2012 (the “Original Filing”).  Because we did not file our definitive proxy statement within 120 days of the end of our fiscal year, we are filing this Amendment to include the information required by Part III, which was omitted from the Original Filing.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing, except as required to reflect the additional information included in Part III of this Form 10-K/A.  Additionally, this  Form 10-K/A, except for the additional information included in Part III, speaks as of the filing date of the Original Filing and does not update or discuss any other Company developments subsequent to the date of the Original Filing.

PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Director Biographies

The directors, their respective ages, the year in which each first became a director of the Company and their principal occupations or employment during the past five years are as follows:

Director	Age	Year First Became Director	Principal Occupation During the Past Five Years
Bryan K. Bedford	50	1999
Bryan K. Bedford joined us in July 1999 as our President and Chief Executive Officer and a member of our board of directors and became chairman of the board in August 2001. From July 1995 through July 1999, Mr. Bedford was the president and chief executive officer and a director of Mesaba Holdings, Inc., a publicly-owned regional airline. He has over 24 years of experience in the regional airline industry, and was named regional airline executive of the year in 1998 by Commuter and Regional Airline News and again in 2005 by Regional Airline World magazine. Mr. Bedford is a licensed pilot and a certified public accountant. He also served as the Chairman of the Regional Airline Association (RAA) in 1998 and again in 2006, and remains on the Board of Directors of the RAA.

Lawrence J. Cohen	56	2002
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

Douglas J. Lambert	54	2001
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

Mark L. Plaumann	56	2002
Mark L. Plaumann has been a director since June 2002. He is presently a Managing-Member of Greyhawke Capital Advisors LLC, which he co-founded in 1998. From 1995 to 1998, Mr. Plaumann was a Senior Vice President of Wexford Capital LLC. From 1990 to 1995, Mr. Plaumann was employed by Alvarez & Marsal, Inc. as a Managing Director. From 1985 to 1990, Mr. Plaumann worked for American Healthcare Management, Inc., where he attained the position of President. From 1974 to 1985, Mr. Plaumann worked in both the audit and consulting divisions of Ernst & Young, where he attained the position of Senior Manager. Mr. Plaumann is currently the chairman of the audit commiitte and a board member of the gerneral partner of Rhino Resources Partners, LP. Mr. Plaumann is the Chair of our Audit Committee, is an “audit committee financial expert” and is independent as defined under applicable SEC and NASDAQ rules. He is a certified public accountant.

Richard P. Schifter	59	2009
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

Neal S. Cohen	51	2009
Neal S. Cohen has been a director since October 2009.  He is executive vice president and chief financial officer for Alliant Techsystems Inc. Prior to that, Mr. Cohen was president and chief operating officer at Laureate Education. Previously, Mr. Cohen was executive vice president for international strategy and chief executive officer for regional airlines at Northwest Airlines Inc.  In addition, Mr. Cohen had served as executive vice president and chief financial officer at Northwest Airlines Inc. Prior to his tenure with Northwest Airlines Inc., Mr. Cohen was executive vice president and chief financial officer for US Airways. Mr. Cohen has served as chief financial officer for various service and financial organizations as well as Sylvan Learning Systems, Inc., the predecessor company of Laureate Education, Inc.

David N. Siegel	50	2009
David N. Siegel has been a director since October 2009 and he became chief executive officer and president of Frontier Airlines, Inc., a wholly owned subsidiary of the Company, effective January 30, 2012. Previously, he was Executive Chairman of XOJET, a private aviation company, in 2010, where he previously served as CEO, and continues to serve as a board member. Mr. Siegel has commercial aviation experience spanning more than two decades including serving as the president and chief executive officer of US Airways and in senior executive roles at Northwest Airlines and Continental Airlines. From June 2004 to September 2008, Mr. Siegel was chairman and chief executive officer of Gate Gourmet Group, Inc., the world's largest independent airline catering, hospitality and logistics company. Prior to Gate Gourmet Group, Mr. Siegel served as president, chief executive and member of the board of US Airways Group, Inc., and US Airways, Inc., the airline operating unit.  Prior to joining US Airways, Mr. Siegel was chairman and chief executive officer of Avis Rent A Car System, Inc., a subsidiary of Cendant Corp.  Mr. Siegel’s extensive experience in the airline industry includes seven years at Continental Airlines in various senior management roles, including president of its Continental Express subsidiary.

Audit Committee of the Board of Directors

The Company has established an Audit Committee. Our Audit Committee consists of Messrs. Lawrence Cohen, Plaumann and Lambert, all of whom are independent within the meaning of the NASDAQ corporate governance and SEC rules. Our Board of Directors has determined that Mark Plaumann, the chairman of the Audit Committee, is an “audit committee financial expert.” The Audit Committee has a written charter that is available on the Company's website at http://www.rjet.com/investorrelations.html.
Board Leadership Structure and Board of Directors
Mr. Bryan K. Bedford serves as both the Company's Chairman of the Board of Directors and President and Chief Executive Officer. The Board of Directors has appointed Richard P. Schifter, to serve as Lead Independent Director. The Lead Independent Director, among other things, chairs executive sessions of the Independent Directors, serves as a spokesperson for the Independent Directors and serves as a liaison between the Company's other Independent Directors and the Company's management, auditors and counsel between Board meetings. The Board believes this structure allows the Independent Directors to participate in the full range of the Board's responsibilities with respect to its oversight of the Company's management. The Board has determined that this leadership structure is appropriate given the size and complexity of the Company, the number of directors overseeing the Company and the Board of Directors' oversight responsibilities.
The specific experience, qualifications, attributes or skills that led to the conclusion that each Director should serve as a Director of the Company, in light of the Company's business and structure, are as follows:
Bryan K. Bedford joined us in July 1999 as our President and Chief Executive Officer and a member of our board of directors and became chairman of the board in August 2001. From July 1995 through July 1999, Mr. Bedford was the president and chief executive officer and a director of Mesaba Holdings, Inc., a publicly-owned regional airline. He has over 24 years of experience in the regional airline industry, and was named regional airline executive of the year in 1998 by Commuter and Regional Airline News and again in 2005 by Regional Airline World magazine. Mr. Bedford is a licensed pilot and a certified public accountant. He also served as the Chairman of the Regional Airline Association (RAA) in 1998 and again in 2006, and remains on the Board of Directors of the RAA.

Lawrence J. Cohen has been a director since June 2002. He is the owner and Chairman of Pembroke Companies, Inc., an investment and management firm that he founded in 1991. The firm makes investments in and provides strategic management services to real estate and specialty finance related companies. From 1989 to 1991, Mr. Cohen worked at Bear Stearns & Co. where he attained the position of Managing Director. From 1983 to 1989, Mr. Cohen served as first Vice President in the Real Estate Group of Integrated Resources, Inc. From 1980 to 1983, Mr. Cohen was an associate at the law firm of Proskauer Rose Goetz & Mendelsohn. Mr. Cohen is a member of the bar in both New York and Florida. Mr. Cohen provides expertise on financial and investment matters.

Douglas J. Lambert has been a director since August 2001. He is presently a Managing Director in the North American Commercial Restructuring practice group of Alvarez and Marsal, Inc. Mr. Lambert was a Senior Vice President of Wexford Capital LLC. From 1983 to 1994, Mr. Lambert held various financial positions with Integrated Resources, Inc.'s Equipment Leasing Group, including Treasurer and Chief Financial Officer. He is a certified public accountant. Mr. Lambert provides expertise on financial and investment matters.

Mark L. Plaumann has been a director since June 2002. He is presently a Managing-Member of Greyhawke Capital Advisors LLC, which he co-founded in 1998. From 1995 to 1998, Mr. Plaumann was a Senior Vice President of Wexford Capital LLC. From 1990 to 1995, Mr. Plaumann was employed by Alvarez & Marsal, Inc. as a Managing Director. From 1985 to 1990, Mr. Plaumann worked for American Healthcare Management, Inc., where he attained the position of President. From 1974 to 1985, Mr. Plaumann worked in both the audit and consulting divisions of Ernst & Young, where he attained the position of Senior Manager. Mr. Plaumann is currently the chairman of the audit committee and a board member of the general partner of Rhino Resources Partners, LP. Mr. Plaumann is the chair of our Audit Committee, is an “audit committee financial expert” and is independent as defined under applicable SEC and NASDAQ rules. He is a certified public accountant. Mr. Plaumann provides expertise on financial and investment matters.

Richard P. Schifter has been a director since July 2009.  He has been a partner at TPG Capital (formerly Texas Pacific Group) since 1994. Prior to joining TPG, Mr. Schifter was a partner at the law firm of Arnold & Porter in Washington, D.C., where he specialized in bankruptcy law and corporate restructuring and represented Air Partners in connection with the acquisition of Continental Airlines in 1993.  Mr. Schifter joined Arnold & Porter in 1979 and was a partner from 1986 through 1994.  Mr. Schifter also served on the boards of directors of Ryanair Holdings, PLC from 1996 through 2003, America West Holdings from 1994 to 2005, US Airways Group from 2005 to 2006 and Midwest Airlines, Inc. from 2007 to 2009. Mr. Schifter provides expertise on the airline industry.

Neal S. Cohen has been a director since October 2009.  He is executive vice president and chief financial officer for Alliant Techsystems Inc. Previously, Mr. Cohen was president and chief operating officer of Laureate Education, Inc. Prior to that, Mr. Cohen was executive vice president for international strategy and chief executive officer for regional airlines at Northwest Airlines.  In addition, Mr. Cohen had served as executive vice president and chief financial officer at Northwest Airlines. Prior to his tenure with Northwest Airlines Inc., Mr. Cohen was executive vice president and chief financial officer for US Airways. Mr. Cohen has served as chief financial officer for various service and financial organizations as well as Sylvan Learning Systems, Inc., the predecessor company of Laureate Education, Inc. Mr. Cohen provides expertise on the airline industry and financial matters.

David N. Siegel has been a director since October 2009. He became chief executive officer and president of Frontier Airlines, Inc., a wholly-owned subsidiary of the Company, effective January 30, 2012. Previously, he was Executive Chairman of XOJET, a private aviation company, in 2010, where he previously served as CEO, and continues to serve as a board member. Mr. Siegel has commercial aviation experience spanning more than two decades including serving as the president and chief executive officer of US Airways and in senior executive roles at Northwest Airlines and Continental Airlines. From June 2004 to September 2008, Mr. Siegel was chairman and chief executive officer of Gate Gourmet Group, Inc., the world's largest independent airline catering, hospitality and logistics company. Prior to Gate Gourmet Group, Mr. Siegel served as president, chief executive and member of the board of US Airways Group, Inc., and US Airways, Inc., the airline operating unit.  Prior to joining US Airways, Mr. Siegel was chairman and chief executive officer of Avis Rent A Car System, Inc., a subsidiary of Cendant Corp.  Mr. Siegel’s extensive experience in the airline industry includes seven years at Continental Airlines in various senior management roles, including president of its Continental Express subsidiary. Mr. Siegel provides expertise on the airline industry.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), requires that the Company's executive officers and directors, and any person who beneficially owns more than ten percent of the Company's common stock, file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors, and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers, directors and owners of more than ten percent of the Company's common stock, we believe that during fiscal 2011 our executive officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.
Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of SEC Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is publicly available on our website at http://www.rjet.com. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four days of such amendment or waiver.

ITEM 11-EXECUTIVE COMPENSATION

Compensation Discussion and Analysis
Compensation Objectives

We and the Compensation Committee believe that executive compensation should be closely related to increased stockholder value. One of our strengths contributing to the Company's successes is a strong management team, many of whom have been with us for a number of years. The compensation program is designed to enable us to attract, retain and reward capable employees who can contribute to our continued success, principally by linking portions of compensation with the attainment of key business objectives. Performance-based compensation, equity participation and a strong alignment to stockholders' interests are key elements of our compensation philosophy. Accordingly, our executive compensation program is designed to provide competitive compensation, support our strategic business goals and reflect our performance. The compensation program reflects the following principles:

•	Compensation should encourage increased stockholder value;

•	Compensation programs should reflect and promote our values and reward individuals for outstanding contributions towards achieving specific business goals;

•	Compensation programs should enable us to attract and retain highly qualified professionals; and

•
All compensation policies and all compensation decisions are designed to reward employees, including the named executive officers, who have demonstrated the capacity to contribute to our financial and competitive performance, thereby furthering the main objective of our compensation program - increasing stockholder value.

Implementing Our Objectives

During 2010, in order to more closely correlate our named executive officers' compensation to their performance, the Compensation Committee, in establishing new employment agreements with Mr. Bedford and Mr. Heller, replaced minimum bonus guarantees with a structured annual incentive plan. The Compensation Committee also eliminated tax gross-up provisions from the new employment agreements.
The Compensation Committee relies upon its judgment in making compensation decisions, after reviewing the performance of the Company and carefully evaluating an executive's individual performance during the year against established goals, leadership qualities, operational performance, business responsibilities, current compensation arrangements and potential to enhance stockholder value. Specific factors affecting compensation decisions for the named executives include:

•	the nature, scope and level of the executive's responsibilities;

•	our overall operational performance and profitability, measured by our end-of-year and year-to-year financial and operational data;

•	our safety performance;

•
the executive's individual performance (which, in the case of the named executives, primarily relates to their effectiveness in leading our initiatives to increase productivity, cash flow, income and revenue growth and the value we provide to our customers); and

•	the compensation levels of executive officers at our peer group companies.

•	results of previous stockholder advisory votes on executive compensation

Bryan K. Bedford, Wayne C. Heller, Timothy P. Dooley, and Lars-Erik Arnell have employment agreements with the Company which extend until December 31, 2013. These employment agreements provide for an annual base salary and a target annual incentive opportunity which is determined, in its sole discretion, by the Compensation Committee based upon certain performance measures which are determined by the Board in its discretion.
The financial data that we take into account in setting our executive officers' compensation includes our operating revenues, pre-tax profit, “pre-tax margin,” net income and the “cost per available seat mile excluding fuel.” “Pre-tax margin” is the profitability of the Company before taxes are paid. The “pre-tax margin” is calculated by dividing pre-tax earnings by revenues and then multiplying by 100. The result is expressed as a percentage. “Cost per available seat mile” is expressed in cents to operate each seat mile offered, and is determined by dividing our total operating and interest expenses less fuel expense by “available seat miles.” “Available seat miles” is a measure of our airline flights' carrying capacity. It is equal to the number of seats available multiplied by the number of miles flown. “Cost per available seat mile” is frequently used to allow a cost comparison between different airlines.
The operational data that we take into account in setting our executive officers' compensation includes the number of aircraft at year end, the number of departures, the on-time departure and arrival performance, the flight completion factor, the number of “block hours,” that is, hours from the departure gate to the arrival gate for our aircraft, and the number of additions to our fleet of aircraft.
The safety data we take into account includes results of third party audits. Safety evaluations are conducted by the Department of Defense, our major airline partners, the Federal Aviation Administration and the overall health of the companies' internal safety systems.
We attempt to achieve an appropriate mix between equity incentive awards and cash payments in order to meet our objectives. Our mix of compensation elements is designed to help us recruit and retain talent, reward recent results and motivate long-term performance through a combination of cash and equity incentive awards. We also seek to balance compensation elements that are based on financial and operational measures as well as the performance of the Company's common stock. Our goal is to motivate our named executives to deliver superior long term performance and to retain their services with the Company on a cost-effective basis.
Role of the Compensation Committee and Management

Our management provides the Compensation Committee with recommendations regarding the annual incentive compensation of all named executive officers and certain other employees within the first 90 days of each year so the Compensation Committee can approve any payouts for the prior fiscal year or changes to the annual incentive plan for the performance period beginning in that fiscal year, which includes the performance goals and weightings for our named executive officers. The Compensation Committee believes that our management's insight to our business as well as their experience in the airline industry combine to provide a valuable resource to the Compensation Committee with respect to our executive compensation arrangements. Our management analyzes the overall operational performance, profitability and safety, using both financial and operational measures, to provide a basis for the executive compensation. Our management also reviews compensation levels of similarly situated peer companies. The Compensation Committee may request additional information and analysis and ultimately determines in its discretion whether to approve any recommended changes in compensation. These determinations are made by our Compensation Committee based on its own analysis and judgment and the recommendations of our management.
As part of its oversight of the Company's executive compensation program, the Compensation Committee considers the impact of the Company's executive compensation program, and the incentives created by the compensation awards that it administers, on the Company's risk profile. In addition, the Company reviews all of its compensation policies and procedures, including the incentives that they create and factors that may reduce the likelihood of excessive risk taking, to determine whether they present a significant risk to the Company. Based on this review, the Company has concluded that its compensation policies and procedures are not reasonably likely to have a material adverse effect on the Company.
Potential Impact on Compensation from Executive Misconduct

If the Board determines that an executive officer has engaged in fraudulent or intentional misconduct, the Board would take action to remedy the misconduct, prevent its recurrence, and impose such discipline on the wrongdoers as would be appropriate. Discipline would vary depending on the facts and circumstances, and may include, without limitation, (1) termination of employment, (2) initiating an action for breach of fiduciary duty, and (3) if the misconduct resulted in a significant restatement of the Company's financial results, seeking reimbursement of any portion of performance-based or incentive compensation paid or awarded to the executive that is greater than would have been paid or awarded if calculated based on the restated financial results. These remedies would be in addition to, and not in lieu of, any actions imposed by law enforcement agencies, regulators or other authorities.

Impact of Tax Treatment on Compensation

In general, Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), limits the annual tax deduction for public companies to $1 million for compensation paid to each of a company's named executive officers. Qualifying performance-based compensation is not subject to the deduction limit if the Code requirements are met. Compensation received from the exercise of stock options and the vesting of restricted stock granted prior to our 2012 annual meeting under our 2002 Equity Incentive Plan (the “2002 Plan”) is not subject to the Section 162(m) deduction limit. Compensation paid under awards granted under the 2002 Plan after that date would not be exempt from the deduction limitation.
It is anticipated that compensation paid to our named executives under our the 2007 Plan will qualify for the performance-based compensation exemption from Section 162(m).
None of our named executive officers was paid cash compensation in excess of $1 million for 2011. While we intend to seek to take advantage of favorable tax treatment for executive compensation where appropriate, the primary drivers for determining the amount and form of executive compensation are the retention and motivation of superior executive talent rather than tax-based considerations.
Equity Grant Practices

Option grants are made by the Compensation Committee at the times needed to meet appropriate deadlines for compensation-related decisions. Our consistent practice is that the exercise price for every stock option is the closing price on The NASDAQ Global Select Market on the date of grant. The exercise price of options is not less than the fair market value of the shares on the date of grant.
Peer Benchmarking

Periodically, the Compensation Committee reviews and analyzes total direct compensation at the executive level. In analyzing the Named Executive Officers' compensation for 2011, the Compensation Committee reviewed the total direct compensation for executives with a peer group of air carriers consisting of Air Tran Holdings, Alaska Air Group, JetBlue Airways, UAL and US Airways Group. In general, the Company's executive compensation program is designed to achieve total direct compensation at the 50th percentile of the peer group data for Named Executive Officers. The Compensation Committee also periodically reviews benchmarking information on annual incentives, equity-based incentives, benefits, and perquisites for a broader group of airline peers that includes the five core airline groups plus AMR Corporation, Delta Air Lines, Southwest Airlines, United Continental Airlines, US Airways Group, Hawaiian Holdings and SkyWest.
Beginning in 2012, the Compensation Committee changed the peer group it uses for benchmarking executive compensation to better reflect the broader transportation industry in which we compete for management talent and to replace the airlines that have dropped out of the peer group due to the mergers in the airline industry. The broader peer group includes companies in the airline, air freight, shipping, travel and trucking industries that are of a comparable revenue size to us and have similar business characteristics. For 2012, these companies will include Alexander & Baldwin, Arkansas Best Corp., Celadon Group Inc., Hub Group, Inc., Pacer International, Pinnacle Airlines, Skywest Inc., and Werner Enterprises.
Elements of Compensation

Our executive compensation is comprised of three principal components, namely base salary, an annual incentive opportunity and long-term equity-based incentives. The named executive officers each have a targeted level of annual incentive opportunity, expressed as a percentage of base salary, that may be earned based on the achievement of annual performance measures approved by the Compensation Committee at the beginning of each year. The amount of the annual incentive for any year may be more or less than the target amount, but not more than a certain percentage of the executive's salary for the year, and is determined by the Compensation Committee, in its sole discretion, based upon its assessment of actual performance against the goals that were set for the plan year. Long-term incentives generally consist of stock options and restricted shares granted to our senior management executives. In addition, we offer our executive officers severance arrangements and fringe benefits and perquisites, each of which is intended to serve the overall compensation philosophy.
Base Salary.  We pay our named executive officers a base salary in order to remain competitive in the market. The Company's salary levels for Mr. Bedford and Mr. Heller were set under employment agreements entered into with such named executives in 2003, as amended in 2004, 2007 and 2010. The Company's salary levels for Mr. Dooley and Mr. Arnell were set under employment agreements entered into with such named executives in 2011. The base salary levels are intended to be consistent with competitive pay practices and level of responsibility, with salary increases reflecting competitive trends, the overall financial performance and resources of the Company, the Company's operational performance, general economic conditions, as well as a number of factors relating to the particular individual, including the performance of the individual executive, level of experience, ability and knowledge of the job. On an annual basis, the Compensation Committee may decide to increase the salary of our named executives.
Annual Incentive.  In order to provide incentives for annual performance, we believe that a substantial portion of each named executive's compensation should be in the form of a performance driven annual “at risk” incentive. Our employment agreements with the named executives provide for a target annual incentive opportunity. The amount of the actual annual incentive for any year may be more or less than the target amount, but not more than a certain percentage of the executive's salary for the year, and is determined, in its sole discretion, by the Compensation Committee based upon certain performance measures which are communicated to the executive in advance. For 2011, Mr. Bedford's target annual incentive opportunity was 100% of base salary with a maximum opportunity of 200%, and the target annual incentive opportunity for Mr. Heller was 75% of base salary, with a maximum opportunity of 150%. For 2011, Mr. Dooley's and Mr. Arnell's target annual incentive opportunity was 65% of base salary with a maximum opportunity of 125%.
Annual incentives are intended to motivate and reward executives for achieving specific Company goals. The Compensation Committee aligns executive compensation with the achievement of the Company's strategic plan by establishing a target performance level for each financial and operational goal that is consistent with the annual strategic goals. Annual incentive goals are established at the beginning of each year and may include financial goals, such as operating revenues, pre-tax profit, “pre-tax margin,” net income and the “cost per available seat mile” excluding fuel, and operational data, including the number of aircraft at year end, the number of departures, the on-time departure and arrival performance, the flight completion factor, the number of “block hours”, which are hours from the departure gate to the arrival gate for our aircraft, and the number of additions to our fleet of aircraft. The actual annual incentives earned are determined at the end of each year based on the Compensation Committee's assessment of the actual performance levels achieved for each goal. The 2011 annual incentive plan was based on the following performance goals and weightings:

•	60% - Financial performance

•	20% - Operational performance

•	20% - Individual performance

The financial performance measures were the Company's pre-tax income (weighted 67%) and unit cost for Frontier Airlines, Inc. (weighted 33%).
The operational performance measures were consolidated controllable completion factor (weighted 50%), on-time departure goals for Frontier Airlines, Inc. (weighted 25%), and on-time arrival goals for Frontier Airlines, Inc. (weighted 25%).
The individual performance measures were individual strategic goals established for each named executive officer and approved by the Compensation Committee at the beginning of the year.
Although threshold levels of performance were achieved for the completion factor and unit cost goals, the Compensation Committee approved management's recommendation that no annual incentive payments be made for 2011.
Long-Term Incentive Awards.  The Compensation Committee believes that our best interests will be advanced by enabling our named executive officers, who are responsible for our management, growth and success, to receive compensation in the form of long-term incentive awards which may increase in value in conjunction with an increase in the value of our common stock. By this approach, the best interests of stockholders, executives and employees will be closely aligned. We believe that these awards will provide our named executives with an incentive to remain in their positions with us.
Historically, we have granted a mix of stock options and restricted stock to eligible executives and other employees based in large part on a key employee's potential contribution to our growth and profitability, based on the Compensation Committee's discretionary evaluation.
Options are granted at the prevailing market value of our common stock on the date of grant and will only have value if our stock price increases. On the other hand, restricted stock gives the executives the opportunity to own our stock once the restriction on the restricted stock lapses. Restricted stock serves as a reward for past performance as well as an incentive towards future performance. Because we are focused on providing incentives to our executive officers for continued growth and on providing them with tax effective compensation, most of our incentive compensation grants have been in the form of stock options. Generally, grants of options and restricted stock vest over a period of time and executives must be employed by us for such options and restricted stock to vest.
In 2012, the Compensation Committee added performance shares to the mix of long-term incentive awards provided to our executive officers. Performance shares are contractual rights to receive shares of our common stock at the end of a three-year measurement period. They are designed to reward our executive officers when they achieve key goals that contribute to the creation of stockholder value over the long-term, which are approved by the Compensation Committee at the beginning of each 3-year measurement period. The actual number of performance shares ultimately distributed to the named executive officers is based on actual achievement against the pre-established goals and can range from 0% to 200% of the performance shares originally granted. The granting of performance shares will allow us to better manage our annual dilution from equity grants and strengthen the tie between equity-based compensation and long-term stockholder value.

The Company recognizes compensation expense for outstanding equity awards as well as future equity awards over the requisite period of service.
Stock Ownership Guidelines

In 2010, the Company adopted stock ownership guidelines for executive officers. Under the guidelines, our Chief Executive Officer is expected to hold Company stock having a value of at least three times annual base salary and executive vice presidents are expected to hold Company stock having a value of at least one times annual base salary. The guidelines are expected to be reached within three years of implementation, or within three years for new or newly promoted executive vice presidents. Messrs. Bedford and Heller currently meet the guidelines. Our independent directors are encouraged to hold Company stock having a value of at least three times the independent directors' annual retainer, to be reached within three years of implementation of the stock ownership guidelines, or within three years of election to the board for new directors.
Severance Arrangements.  In connection with the employment agreements we entered into with each named executive officer, the Compensation Committee determined that the adoption of a severance plan structure would advance the objectives which the Compensation Committee has established for our executive compensation program by assisting us in recruiting and retaining top-level talent. In addition, the Compensation Committee believes that formalizing our severance practices benefits us by providing us with certainty in terms of our obligations to an eligible executive in the event that our relationship with any such executive is severed.
The selection of the measures used to determine the amounts payable upon the happening of certain events as well as the selection of the types of events which trigger severance payments, represent the determination by the Compensation Committee and our Board of Directors regarding the best position for us to be in should any such event occur in light of the objectives which have been established for our executive compensation program. The severance plan structure also benefits us by virtue of the confidential information, non-competition and non-solicitation provisions, which inure to our benefit in the event that an eligible executive severs employment with us. See “Termination of Employment and Change-in-Control Agreements” below for a description of the severance and non-compete provisions of the employment agreements of our named executives.
Fringe Benefits and Perquisites.  Our named executive officers are eligible to participate in 401(k), disability, medical and group insurance plans generally available to all our employees. The Company does not provide any special benefits or perks to any of its executives.
Determining Compensation for the Named Executives in 2011

In determining Messrs. Bedford's, Heller's, Dooley's and Arnell's base salary for 2011, the Compensation Committee considered competitive trends, our overall financial performance and resources, our operational performance, general economic conditions, the compensation level of similarly situated executives at our peer companies, and a number of factors relating to the executive, including the performance of the executive level of his experience, ability and knowledge of the job.
The Compensation Committee considered the following operational and financial highlights in 2011: (i) The Fleet: The Company took delivery of six new A320s and four used Airbus aircraft; took delivery of two new E190s; ordered 80 Airbus NEO aircraft; and redeployed 14 E170s to Delta, the Company's first CPA growth in two years; (ii) Financial: The Company restructured Frontier to significantly improve financial performance; amended the RP Delta Connection agreement for improved results; competed more than $70 million in liquidity improvements in Q4; implemented APAS for significant network performance improvement; implemented PROs 6 next-gen revenue management system; and outperformed industry RASM growth in Q3 & Q4; and (iii) Operational: The Company obtained CAT II certification for Republic operations; significantly improved its C-check process in CMH; upgraded its entire US Airways E-jet fleet to dual-class cabins; added WiFi to its E-jet fleet; significantly improved its AQR scores and relative industry performance; and obtained IOSA registration for Frontier.

At the recommendation of management none of the Company's named executive officers received an annual bonus for 2011. Mr. Dooley received a signing bonus for 2011 associated with his promotion to Chief Financial Officer.
Equity Grants in 2011

To manage our dilution levels and pool of shares available to grant under the 2007 Plan, we did not conduct a broad-based equity grant in 2011, but granted stock options and restricted stock only in connection with promotions and new employment. In April 2011, the Company entered into employment agreements with Timothy P. Dooley, Senior Vice President, Chief Financial Officer, Secretary and Treasurer, and Lars-Erik Arnell, Senior Vice President, Corporate Development. Mr. Dooley and Mr. Arnell were granted options upon the signing of their new employment agreements as discussed below.

Bryan K. Bedford
Cash Compensation.  Mr. Bedford received total cash compensation for his services to us in 2011 in the amount of $401,000. In 2011, Mr. Bedford took a 20% voluntary pay reduction from his base salary of $450,000. Mr. Bedford did not receive an annual bonus for 2011. The base salary paid to Mr. Bedford for 2011 constituted approximately 24% of the total compensation expense recorded by the Company for Mr. Bedford as set forth in the “Total” column in the Summary Compensation Table. The actual value, if any, an executive may realize on option awards or stock awards will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model.
Long-Term Incentive Awards. Mr. Bedford was not granted any long-term incentive awards during the year ended December 31, 2011.
Employment Agreement.  Pursuant to his employment agreement, Mr. Bedford is entitled to receive a base salary of $450,000. In addition to the base salary, Mr. Bedford has an annual bonus opportunity target equal to 100% of his salary for the year. The amount of the annual bonus may be more or less than the target amount, but not more than 200% of Mr. Bedford's salary for the year, and is determined, in its sole discretion, by the Compensation Committee based upon certain performance measures which shall be determined by the Board of Directors. The term of the employment agreement will automatically renew for successive one year periods unless either we or Mr. Bedford shall have given notice to terminate the employment agreement no later than 90 days prior to the end of the then current term of the employment agreement.
Wayne C. Heller
Cash Compensation.  Mr. Heller was awarded total cash compensation for his services to us in 2011 in the amount of $300,000. Mr. Heller did not receive an annual bonus for 2011. The base salary paid to Mr. Heller for 2011 constituted approximately 27% of the total compensation expense recorded by the Company for Mr. Heller as set forth in the “Total” column in the Summary Compensation Table. The actual value, if any, an executive may realize option awards or stock awards will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model.
Long-Term Incentive Awards.  Mr. Heller was not granted any long-term incentive awards during the year ended December 31, 2011.
Employment Agreement.  Pursuant to his employment agreement, Mr. Heller receives a base salary of $300,000. In addition to the base salary, Mr. Heller will have an annual bonus opportunity target equal to 75% of his salary for the year. The amount of the annual bonus may be more or less than the target amount, but not more than 150% of Mr. Heller's salary for the year, and will be determined, in its sole discretion, by the Compensation Committee based upon certain performance measures which shall be determined by the Board of Directors. The term of the employment agreement will automatically renew for successive one year periods unless either we or Mr. Heller shall have given notice to terminate the employment agreement no later than 90 days prior to the end of the then current term of the employment agreement.
Timothy P. Dooley
Cash Compensation. Mr. Dooley received total cash compensation for his services in 2011 in the amount of $262,115. Of this sum, $227,115 represents Mr. Dooley's annual base salary for 2011 and $35,000 represents an amount paid to Mr. Dooley as a signing bonus upon his promotion to Chief Financial Officer. Pursuant to the employment agreement, Mr. Dooley's base salary is $250,000. The base salary and cash bonus paid to Mr. Dooley for 2011 constituted 33% and 5%, respectively, of the total compensation expense recorded by the Company for Mr. Dooley as set forth in the “Total” column in the Summary Compensation

Table. The actual value, if any, an executive may realize option awards or stock awards will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model.
Long-Term Incentive Awards. In connection with the employment agreement, the Company granted to Mr. Dooley options to purchase 40,000 shares of the Company's common stock at an exercise price per share equal to $5.77, the closing price of the Company's common stock on The NASDAQ Global Select Market on April 12, 2011, the grant date. One-third of these stock options vest on each of December 31, 2011, December 31, 2012 and December 31, 2013. The Company also granted to Mr. Dooley 20,000 shares of restricted stock at a price per share equal to the par value thereof, which vest on each of December 31, 2011, December 31, 2012 and December 31, 2013.
Employment Agreement. On April 12, 2011, the Company and Mr. Dooley entered into an employment agreement. Pursuant to the employment agreement, the term of Mr. Dooley's employment with the Company shall continue until December 31, 2013. However, the Company may terminate the agreement upon giving 30 days notice.  In addition to the base salary, Mr. Dooley has an annual bonus opportunity target equal to 65% of his salary for the year. The amount of the annual bonus may be more or less than the target amount, but not more than 125% of Mr. Dooley's salary for the year, and is determined, in its sole discretion, by the Compensation Committee based upon certain performance measures which shall be determined by the Board of Directors. The term of the employment agreement will automatically renew for successive one year periods unless either we or Mr. Dooley shall have given notice to terminate the employment agreement no later than 90 days prior to the end of the then current term of the employment agreement.
Lars-Erik Arnell
Cash Compensation. Mr. Arnell received total cash compensation for his services to us in 2011 in the amount of $186,386. In 2011, Mr. Arnell took a 20% voluntary pay reduction from his base salary of $225,000. Mr. Arnell did not receive any annual bonus for 2011. The base salary paid to Mr. Arnell for 2011 constituted approximately 32% of the total compensation expense recorded by the Company for Mr. Arnell as set forth in the “Total” column in the Summary Compensation Table. The actual value, if any, an executive may realize option awards or stock awards will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model.
Long-Term Incentive Awards. In connection with the employment agreement, the Company granted to Mr. Arnell 20,000 shares of restricted stock at a price per share equal to the par value thereof, which shall vest on each of December 31, 2011, December 31, 2012 and December 31, 2013.
Employment Agreement. On April 12, 2011, the Company and Mr. Arnell entered into an employment agreement. Pursuant to the employment agreement, the term of Mr. Arnell's employment with the Company shall continue until December 31, 2013. However, the Company may terminate the agreement upon giving 30 days notice. In addition to the base salary, Mr. Arnell has an annual bonus opportunity target equal to 65% of his salary for the year. The amount of the annual bonus may be more or less than the target amount, but not more than 125% of Mr. Arnell's salary for the year, and is determined, in its sole discretion, by the Compensation Committee based upon certain performance measures which shall be determined by the Board of Directors. The term of the employment agreement will automatically renew for successive one year periods unless either we or Mr. Arnell shall have given notice to terminate the employment agreement no later than 90 days prior to the end of the then current term of the employment agreement.
Robert H. Cooper
Cash Compensation.  Mr. Cooper, who retired as the Company's Executive Vice President, Chief Financial Officer, Treasurer and Secretary effective as of April 1, 2011, was awarded total cash compensation for his services to us in 2011 in the amount of $225,000. Mr. Cooper did not receive an annual bonus for 2011. The base salary paid to Mr. Cooper for 2011 constituted approximately 27% of the total compensation paid to Mr. Cooper as set forth in the “Salary” column in the Summary Compensation Table.
Long-Term Incentive Awards.  Mr. Cooper was not granted long-term incentive awards during the year ended December 31, 2011.
Employment Transition and Separation Agreement.  On November 2, 2010, the Company announced Mr. Cooper's retirement effective April 1, 2011. In connection with Mr. Cooper's retirement, the Company and Mr. Cooper entered into an Employment Transition and Separation Agreement. Upon termination of Mr. Cooper's services, the Company is providing Mr. Cooper with severance benefits including a salary at the rate of $225,000 per year and travel benefits until December 31, 2013. In addition, the Company will reimburse Mr. Cooper $2,500 per month for medical insurance for 33 months following an 18-month COBRA period. In exchange, Mr. Cooper executed customary releases of claims he may have against the Company and agreed not to directly or indirectly solicit the Company's employees for a 12-month period, not to disclose the Company's confidential information and trade secrets, and not to compete with the Company or its affiliates.
Equity Grants in 2012

During 2011, approximately 900,000 shares were cancelled and forfeited due to the departure of key employees and became available to grant under the 2007 equity incentive Plan. On March 30, 2012, the Compensation Committee approved grants of equity awards to employees who were key to the successful restructuring of Frontier Airlines, Inc., including the named executive officers. For the named executive officers, the grant included a mix of stock options, restricted stock and performance shares. The stock options and restricted stock vest in equal annual installments over three years beginning on March 30, 2012. The performance shares vest at the end of a 3-year measurement period based on achievement of 3-year average pre-tax margin goals for the Republic segment (weighted 50%) and the successful separation and monetization of Frontier Airlines, Inc. as assessed by the Compensation Committee (weighted 50%).
New Named Executive Officers in 2012

David N. Siegel
Mr. Siegel, a member of the Company's Board of Directors, became chief executive officer and president of Frontier Airlines, Inc. (“Frontier”), a wholly owned subsidiary of the Company, effective January 30, 2012.
Employment Letter.  Frontier and Mr. Siegel entered into an employment letter dated January 30, 2012. Pursuant to the terms of the employment letter, the term of Mr. Siegel's employment with Frontier shall continue until January 30, 2013, at which time the agreement will expire and be subject to renegotiation. Mr. Siegel's employment is on an “at-will” basis, meaning that Frontier or Mr. Siegel can terminate employment at any time, with or without prior notice. If Frontier terminates Mr. Siegel's employment prior to the end of the agreement, Frontier will be responsible for any remaining payment related to Mr. Siegel's Denver apartment lease and car lease. Pursuant to the employment letter, Mr. Siegel's base salary is $450,000. In addition to the base salary, Mr. Siegel will have an annual bonus opportunity target of 100% of his salary for the year. The amount of the annual bonus may be more or less than the target amount, but not more than 200% of Mr. Siegel's base salary for the year, and will be determined based on a performance assessment conducted by the Compensation Committee against performance metrics that were established at the beginning of 2012. Pursuant to the terms of the employment letter, Mr. Siegel will have the opportunity to earn a success fee upon the completion of a qualifying event (as defined by an external banker's definition) equal to 0.5% of the equity value raised above a Frontier pre-money equity valuation of $50 million. Mr. Siegel will be provided a stipend of $12,500 per month to cover a one-year agreement lease, vehicle, and other interim living expenses.
The employment agreement provides for severance compensation of one times base salary plus target annual incentive upon the occurrence of a change of control, if within six months the acquiring company decides not to continue Mr. Sigel's employment. In the event a success fee is paid under the terms of the employment letter, the sum of the success fee and the severance payment shall not exceed $1,400,000.
Future Periods

The foregoing discussion describes the compensation objectives and policies which we utilized with respect to our named executive officers during 2011 and 2012 to date. In the future, as the Compensation Committee continues to review each element of the executive compensation program with respect to our named executive officers, the objectives of our executive compensation program, as well as the methods which the Compensation Committee utilizes to determine both the types and amounts of compensation to award to our named executive officers, may change.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (the “CD&A”) for the year ended December 31, 2011. In reliance on the reviews and discussions with management, the Compensation Committee recommended to the Board of Directors, and the Board has approved, that the CD&A be included in the proxy statement for the year ended December 31, 2011 for filing with the SEC.
By the Compensation Committee of the Board of Directors:
Neal S. Cohen, Chair
Lawrence J. Cohen
Douglas J. Lambert

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2011

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($) (3)	Total ($)
Bryan K. Bedford President and Chief Executive Officer	2011	$401,000	—	$711,860	$580,848	—	—	$3,541	$1,697,249
	2010	$450,000	—	$296,312	$478,017	—	—	$9,692	$1,234,021
	2009	$450,000	—	$222,234	$672,141	—	—	$9,692	$1,354,066
Wayne C. Heller Executive Vice President and Chief Operating Officer	2011	$300,000	—	$367,533	$455,849	—	—	$3,541	$1,126,923
	2010	$236,540	$250,000	$211,651	$330,049	—	—	$9,231	$1,037,471
	2009	$225,000	$237,500	$158,738	$570,976	—	—	$9,284	$1,201,499
Timothy P. Dooley Senior Vice President and Chief Financial Officer	2011	$227,115	$35,000	$166,530	$265,696	—	—	$3,541	$697,882
Lars-Erik Arnell Senior Vice President of Corporate Development	2011	$186,386	—	$166,530	$229,571	—	—	$3,541	$586,028
Robert H. Cooper(4) Executive Vice President, Chief Financial Officer, Treasurer and Secretary	2011	$60,577	—	—	—	—	—	$164,457	$225,034
	2010	$225,000	$225,000	$211,651	$330,049	—	—	$8,308	$1,037,471
	2009	$225,000	$237,500	$158,738	$570,976	—	—	$8,308	$1,201,499
___________

(1)
All of the salaries and bonuses for the named executives in 2011, 2010 and 2009 were paid in cash. On June 10, 2011, Bryan K. Bedford and Lars-Erik Arnell took a 20% self imposed pay reduction from their original salary stated in their employee agreements.

(2)
“Option Awards” and “Stock Awards” represent the dollar amount recognized by the Company as an expense with respect to stock and option awards which were awarded in prior years on the Company's audited financial statements for the 2011 fiscal year disregarding, however, the estimate of forfeitures related to service-based vesting conditions included in such financial statements. No amounts of stock or option awards were forfeited by the named executives in 2011. The estimated expense for stock and option award compensation is charged to earnings over the relevant period of vesting service and relates to the awards granted to the named executive officers. The fair value of each award was estimated on the date of grant using a Black-Scholes option pricing model that used the following assumptions: expected volatility from 32% and 63%, expected term from two to four years and risk free interest rates from 1.2% to 4.9%. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model.

(3)
“All Other Compensation” reflects compensation paid by us to our named execute officers as 401(k) matching contributions. The executives received no 401(k) matching compensation for a portion of the 2011 year as part of the Company's restructuring program.

(4)	Mr. Cooper retired as the Company's Executive Vice President, Chief Financial Officer, Treasurer and Secretary effective as of April 1, 2011.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (1)
Bryan K. Bedford	—	—	—	—	—
Wayne C. Heller	—	—	—	—	—
Timothy P. Dooley	4/12/2011	20,000	40,000	$5.77	$223,753
Lars-Erik Arnell	4/12/2011	20,000	—	—	$115,381
Robert H. Cooper(2)	—	—	—	—	—

(1)
The fair value of each award was estimated on the date of grant using a Black-Scholes option pricing model that used the following assumptions: expected volatility from 32% and 63%, expected term from two to four years and risk free interest rates from 1.2% to 4.9%. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model.

(2)	Mr. Cooper retired as the Company's Executive Vice President, Chief Financial Officer, Treasurer and Secretary effective as of April 1, 2011.

Fiscal Year 2011 Equity Awards
The stock option awards disclosed in the Grants of Plan-Based Awards Table were granted under the 2002 Plan and the 2007 Plan and were granted with an exercise price per share equal to the fair market value of our common stock on the date of the grant. The restricted stock awards disclosed in the Grants of Plan-Based Awards Table were granted under the 2002 Plan and the 2007 Plan and were granted with a purchase price per share equal to the par value of the share.
The stock options granted on April 12, 2011 become exercisable in equal annual installments over three years beginning on December 31, 2011.
The restricted shares granted on April 12, 2011, vest in equal annual installments over three years beginning on December 31, 2011, subject to continued employment.

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR-END

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#) (1)	Market Value of Shares That Have Not Vested ($) (1)
Bryan K. Bedford	476,625	—	$13.00	12/27/2014	—	—
	220,000	—	$18.59	2/20/2017	—	—
	200,000	—	$19.12	9/4/2017	—	—
	212,000	—	$12.70	12/6/2018	5,833	$19,599
	100,000	100,000	$4.10	6/22/2019	—	—
	20,000	40,000	$9.25	10/30/2020	80,000	$268,800

Wayne C. Heller	26,748	—	$13.00	12/27/2014	—	—
	110,000	—	$18.59	2/20/2017	—	—
	200,000	—	$19.12	9/4/2017	—	—
	150,000	—	$12.70	12/6/2018	4,167	$14,001
	62,500	62,500	$4.10	6/22/2009	—	—
	26,667	53,333	$9.25	10/30/2020	26,667	$89,601

Timothy P. Dooley	3,500	—	$13.00	5/24/2014	—	$—
	4,500	—	$14.24	11/27/2015	—	$—
	10,000	—	$15.87	6/6/2016	—	$—
	75,000	—	$19.12	9/1/2017	1,584	$5,322
	56,000	—	$12.70	12/7/2018	—	$—
	10,000	30,000	$6.32	6/19/2020	15,000	$50,400
	13,333	26,667 (2)	$5.77	3/31/2021	13,333	$44,799

Lars-Erik Arnell	28,000	—	$13.00	5/24/2014	—	$—
	20,000	—	$14.24	11/27/2015	—	$—
	75,000	—	$19.12	9/1/2017	—	$—
	56,000	—	$12.70	12/7/2018	1,584	$5,322
	10,000	30,000	$6.32	6/19/2020	15,000	$50,400
	—	—	$—		13,333	$44,799

Robert H. Cooper(3)	—	—	—	—	—	—

(1)
Except as otherwise indicated, options and restricted stock vest in equal installments over three years beginning on the date of grant. Options and restricted stock will also generally vest upon a change in control of the Company or in the event the executive's employment is terminated other than for "cause" as defined in the executive's employment agreement.

(2)
On April 12, 2011, a stock option to purchase 40,000 shares of our common stock was granted to Mr. Dooley in recognition of his promotion to Chief Financial Officer, of which, 13,333 shares are vested and the remaining 26,667 becomes vested and exercisable in equal annual amounts over the next two years on December 31, 2012 and 2013.

(3)	Mr. Cooper retired as the Company's Executive Vice President, Chief Financial Officer, Treasurer and Secretary effective as of April 1, 2011.

OPTION EXERCISES AND STOCK VESTED IN FISCAL 2011

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Bryan K. Bedford	—	—	63,332	$228,826(1)
Wayne C. Heller	—	—	29,997	$124,885(2)
Timothy P. Dooley	—	—	17,999	$79,254(3)
Lars-Erik Arnell	—	—	17,999	$79,254(3)
Robert H. Cooper(4)	—	—	—	—
___________

(1)
5,833 restricted shares vested on January 1, April 1, July 1, and October 1, 2011 at a purchase price of $0.001 and average market price of $7.41, $6.44, $5.42 and $2.61, respectively. 40,000 restricted shares vested on November 2, 2011 at a purchase price of $0.001 and average market price of $2.53.

(2)
4,166 restricted shares vested on January 1, April 1, July 1, and October 1, 2011 at a purchase price of $0.001 and average market price of $7.41, $6.44, $5.42 and $2.61, respectively. 13,333 restricted shares vested on November 2, 2011 at a purchase price of $0.001 and average market price of $2.53.

(3)
1,583 restricted shares vested on January 1, April 1, July 1, and October 1, 2011 at a purchase price of $0.001 and average market price of $7.41, $6.44, $5.42 and $2.61, respectively. 5,000 restricted shares vested on June 22, 2011 at a purchase price of $0.001 and average market price of $4.35. 6,667 restricted shares vested on December 31, 2011 at a purchase price of $0.001 and average market price of $3.43.

(4)	Mr. Cooper retired as the Company's Executive Vice President, Chief Financial Officer, Treasurer and Secretary effective as of April 1, 2011.

Termination of Employment and Change-in-Control Arrangements

The Compensation Committee and our Board determined that it was in our best interests to provide severance arrangements to our named executives, based on such individual's position with us. Accordingly, the employment agreements entered into by the named executives have terms and conditions intended to provide certain payments and benefits upon an involuntary termination of the named executive's employment or the occurrence of certain other circumstances that may affect the named executive, including the executive's termination of employment following a change in control of the Company. The Company may terminate the employment agreement by providing Messrs. Bedford, Heller, Dooley or Arnell with 30 days prior written notice of termination. Mr. Bedford may terminate the employment agreement by providing the Company with 180 days prior written notice of termination, which notice may not be given prior to June 30, 2011. Mr. Heller may terminate the employment agreement by providing the Company with 180 days prior written notice of termination (90 days prior written notice if Mr. Bedford is not then serving as the Company's Chief Executive Officer), which notice in either case may not be given prior to June 30, 2011. Mr. Cooper's employment agreement terminated effective April 1, 2011.
Severance Compensation

See “Executive Compensation - Robert H. Cooper” for a description of Mr. Cooper's severance benefits.
Termination Upon Death, or by the Company for Disability or Without Cause
In the event of Messrs. Bedford, Heller, Dooley or Arnell's death or in the event the we terminate the executive's employment agreement as a result of his inability, with reasonable accommodation, to perform the essential functions of his position, by reason of physical or mental incapacity, for a total period of 90 days in any 360-day period or other than for cause, we shall pay to Messrs. Bedford, Heller, Dooley or Arnell or his estate as the case may be as severance compensation two times his base salary as then in effect plus two times his bonus paid for our last calendar year. The severance compensation shall be paid in a lump sum by the end of the following month following termination of the employment agreement, provided that we receive a release within 30 days following termination of the employment agreement signed by Messrs. Bedford, Heller, Dooley or Arnell that is no longer revocable. We may satisfy our obligations to provide severance compensation by purchasing and maintaining one or more insurance policies payable to Messrs. Bedford, Heller, Dooley or Arnell or his designees or to us (with further payment to Messrs. Bedford, Heller, Dooley or Arnell or such designees) upon the executive's death or as a result of his disability.
Occurrence of a Change in Control
In the event of a change of control (provided that after such change of control, Messrs. Bedford, Heller, Dooley or Arnell's employment is terminated by us without cause or by the executive for good reason), we shall pay as severance compensation two times his base salary as then in effect plus two times his bonus paid for our last calendar year. The severance compensation shall be paid in a lump sum by the end of the following month following a qualifying event.
In the event of a change in control, Mr. Siegel shall receive a severance payment equal to one times his base salary plus his target annual incentive, if the acquiring company decides not to continue his employment as CEO. The severance compensation shall be paid in a lump sum within 45 days of his termination date.
Termination by the Company for Cause
Messrs. Bedford, Heller, Dooley and Arnell's employment agreements may be terminated by the Company in the event that cause for such termination exists. If the employment agreement is terminated by the Company for cause, the executive shall not be entitled to any severance compensation or other compensation of any kind following the effective date of such termination.
Termination by the Company other than for Cause
If we terminate Messrs. Bedford, Heller, Dooley or Arnell's employment agreement or his employment other than for cause, we shall pay the executive severance compensation as described above. If we terminate Messrs. Bedford, Heller, Dooley or Arnell's employment agreement other than for cause, options granted to the executive to purchase shares of our common stock and restricted shares covering shares of our common stock shall immediately become fully vested and exercisable in accordance with the agreements evidencing such awards.
Termination by Executive for Good Reason
If Messrs. Bedford, Heller, Dooley or Arnell terminates his employment agreement for good reason, we shall pay as severance compensation two times the executive's base salary as then in effect plus two times his bonus paid for our last calendar year. The severance compensation shall be paid in a lump sum within ten (10) days following termination.
Termination by Executive other than for Good Reason
If Messrs. Bedford, Heller, Dooley or Arnell terminates his employment agreement other than for good reason, we shall pay to the executive his base salary through December 31, 2013.
Failure to Renew
If we, Messrs. Bedford, Heller, Dooley or Arnell give notice to terminate the employment agreement at the end of the stated term, we shall pay one times the executive's base salary as in effect at the end of the term plus one times his target bonus as in effect at the end of the term. Such payment shall be made in a lump sum within ten (10) days following the end of the stated term of the employment agreement, provided that we receive a release within 30 days following termination of the employment agreement signed by Messrs. Bedford, Heller, Dooley or Arnell. In addition, upon delivery of such release, all remaining unvested shares of restricted stock granted to Messrs. Bedford, Heller, Dooley or Arnell shall immediately vest.
Continuation of Medical and Travel Benefits
If we terminate Mr. Bedford or Mr. Heller's employment for any reason other than for cause at any time or if Mr. Bedford or Mr. Heller's employment terminates for any reason on or after December 31, 2013, then in either such event we will pay Mr. Bedford or Mr. Heller $2,500.00 each month for his lifetime, subject to an annual upward inflation adjustment, for the cost of health insurance from a source other than the Company for himself, his spouse and his eligible dependents, provided that Mr. Bedford or Mr. Heller presents evidence of such insurance to the Company. The Company will begin the monthly payments to Mr. Bedford or Mr. Heller 30 days after the termination of his employment and thereafter on the 15th day of each subsequent month during his lifetime.
If we terminate Mr. Bedford or Mr. Heller's employment for any reason other than for cause at any time or if Mr. Bedford or Mr. Heller's employment terminates for any reason on or after December 31, 2013, then in either such event during each year of Mr. Bedford or Mr. Heller's lifetime, we will provide Mr. Bedford or Mr. Heller with a Universal Air Travel Plan, Inc. (UATP) card in the amount of $20,000 (in the case of Mr. Bedford) or $15,000 (in the case of Mr. Heller) annually that the named executive, his spouse and his dependents can use for travel. Mr. Bedford or Mr. Heller will be responsible for any applicable taxes associated with such benefit. We will provide the UATP card within 30 days of the termination of Mr. Bedford or Mr. Heller's employment and thereafter each year on the anniversary of such date during the lifetime of the named executive. Mr. Siegel will be eligible to receive a UATP card from Frontier at the completion of nine months of service and thereafter each year on the anniversary of such date for a total five-year period in the amount of $20,000 annually.
General Terms
Termination For Cause.  We may immediately terminate Messrs. Bedford, Heller, Dooley or Arnell's employment for cause if he has (i) willfully or materially refused to perform a material part of his duties, (ii) materially breached his obligations in relation to confidential information, non-competition or non-solicitation, (iii) acted fraudulently or dishonestly to us, (iv) committed larceny, embezzlement, conversion or any other act involving the misappropriation of our funds or assets, or (v) been indicted or convicted of any felony or other crime involving an act of moral turpitude.
Termination For Good Reason.  Messrs. Bedford, Heller, Dooley or Arnell may terminate his employment for good reason upon 20 business days prior written notice to us, provided that we have the right to cure such cause within the 20 business day period. Good reason means that (a) we have materially diminished the duties and responsibilities of the executive with respect to the Company, (b) we have relocated our principal offices more than 25 miles from Indianapolis to another location without the consent of the executive or (c) we have materially breached the terms of the employment agreement.
Non-Competition.  Each of Messrs. Bedford, Heller, Dooley and Arnell has agreed that without the prior written consent of our Board of Directors, during the term of the employment agreement and for a period of 12 months following the termination of the employment, he will not participate as an advisor, partner, joint venturer, investor, lender, consultant or in any other capacity in any business transaction (i) with respect to which he had a material personal involvement during the last 12 months of his employment or (ii) that could reasonably be expected to compete with our business or operations or proposed or contemplated business or transactions that are known by the executive as of the date of such termination and contemplated by us to proceed during the 12-month period following such termination.

Non-Solicitation.  Each of Messrs. Bedford, Heller, Dooley and Arnell has agreed that during the term of the employment agreement and for a period of 12 months following the termination of the employment, he will not, without our prior written consent, directly or indirectly, employ or retain, or have or cause any other person or entity or retain, any person who was employed by us while the executive was employed by us.
Confidentiality.  Each of Messrs. Bedford, Heller, Dooley and Arnell has agreed that he will not disclose any confidential information or trade secrets concerning the Company and its affiliates, their personnel or operations other than in the ordinary course of business or in any way use such information in any manner which could adversely affect the business of the Company and its affiliates.
Effect on Stock Options and Restricted Stock.  Stock options and restricted stock of Messrs. Bedford, Heller, Dooley and Arnell will become fully vested on a change in control of the Company or in the event the executive's employment is terminated other than for “cause” as defined in the executive's employment agreement. For this purpose, a change in control of the Company means any of the following:

•
there occurs any consolidation or merger in which the Company is not the continuing or surviving entity or pursuant to which shares of the Company's common stock would be converted into cash, securities or other property, subject to certain exceptions; or any sale, lease, exchange or other transfer of all or substantially all the Company's assets;

•	the Company's stockholders approve any plan or proposal for the liquidation or dissolution of the Company;

•
any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) becomes the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of forty percent (40%) or more of the common stock other than pursuant to a plan or arrangement entered into by such person and the Company; or

•
during any period of two (2) consecutive years, individuals who at the beginning of such period constitute the entire Board of Directors cease for any reason to constitute a majority of the Board unless the election or nomination for election by the Company's stockholders of each new director was approved by a vote of at least two-thirds of the directors then still in office.

If Messrs. Bedford, Heller, Dooley or Arnell's employment is terminated due to his death, disability or retirement, then any portion of an option that is exercisable on the date of termination will remain exercisable by the executive officer during the one-year period following the date of termination. In the event of a termination due to disability or if the executive officer dies during such one-year period, then the deceased officer's beneficiary may exercise the option, to the extent exercisable by the deceased executive officer immediately prior to his death, for a period of one year following the date of death.
If Messrs. Bedford, Heller, Dooley or Arnell's employment is terminated by us for cause, then any stock option held by the executive officer will immediately terminate and cease to be exercisable.
If Messrs. Bedford, Heller, Dooley, or Arnell's employment terminates for any other reason other than those described above or for no reason, then any portion of a stock option that is exercisable on the date of termination will remain exercisable by the named executive during the 180-day period following the date of termination.
Estimated Payouts on Termination of Employment.  The following table discloses the estimated payments and benefits that would be provided to each of Messrs. Bedford, Heller, Dooley, Arnell and Cooper applying the assumptions that each of the triggering events described in their respective employment agreements took place on December 31, 2011 and their last day of employment was December 31, 2011. Because Mr. Siegel entered into an employment letter in 2012, the estimated payments and benefits that would be provided to him are not included herein.
These amounts are in addition to benefits payable generally to salaried employees of the Company, such as distributions under the Company's 401(k) plan, disability benefits and accrued vacation pay. The amounts in the table with respect to stock options and restricted stock reflect the intrinsic value (that is, the value based on the Company's stock price, and in the case of options minus the exercise price) of the equity awards that would become exercisable or vested upon the occurrence of the various types of terminations set forth below.
Due to a number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event, the Company's stock price and the executive's age.

Termination by Us Without Cause or Termination by Executive for Cause
	Severance Payment	Acceleration of Exercisability of Options (1)	Acceleration of Vesting of Restricted Shares (1)	Value of Medical Benefits (2)	Total
Bryan K. Bedford	$900,000	—	$288,399	$10,900	$1,199,299
Wayne C. Heller	$600,000	—	$103,602	$10,900	$714,502
Timothy P. Dooley	$500,000	—	$100,521	$10,900	$611,421
Lars-Erik Arnell	$450,000	—	$100,521	$10,900	$561,421
Robert H. Cooper(3)	$164,467	—	$79,288	—	$243,755
___________

(1)
Stock options and restricted shares generally would vest upon a termination by us of the executive without cause and upon a change in control. Based on the excess of the closing sale price of our common stock on December 31, 2011 over the exercise price for each accelerated option and restricted share. See the Outstanding Equity Awards at December 31, 2011 Table for additional information as of December 31, 2011.

(2)
Value represents estimated one year of medical benefits. The total benefit is undeterminable, since the employment agreements for Messrs. Bedford, Heller, Dooley and Arnell provide for continuation of medical benefits upon the occurrence of certain termination events.

(3)	Mr. Cooper retired as the Company's Executive Vice President, Chief Financial Officer, Treasurer and Secretary effective as of April 1, 2011.

Non-Employee Director Compensation for Fiscal 2011

We pay each of our non-employee directors an annual fee of $25,000 for each fiscal year in which they serve as a director and an additional fee of $1,300 for every Board of Directors meeting they attend. Each non-employee director also receives an additional fee of $2,500 per year for serving on the Compensation Committee and $2,500 per year for serving on the Executive Committee (as well as an additional annual fee of $2,500 per year for serving as the chairman of the Executive Committee and $2,500 per year for serving as the chairman of the Compensation Committee). In addition, each non-employee director receives an additional fee of $5,000 per year for serving on the Audit Committee (as well as an additional annual fee of $10,000 per year for serving as the chairman of the Audit Committee and an additional fee of $1,300 for every Audit Committee meeting they attend). The Lead Independent Director receives an additional annual fee consisting of $25,000 in restricted stock.
Each non-employee director was automatically granted options to purchase 10,000 shares of our common stock. Each new non-employee director will automatically be granted options to purchase 10,000 shares of our common stock under our Amended and Restated 2007 Plan on the first trading day following his or her commencement of service as a non-employee director. In addition, each non-employee director will generally be granted an option to purchase 2,500 shares of common stock on the date of each annual meeting of stockholders at which he or she is re-elected as a non-employee director. A non-employee director is any member of our Board of Directors who is not employed by us, or is not a consultant to us or any of our subsidiaries and includes any director who serves as one of our officers but is not paid by us for this service. The exercise price per share covered by an option granted shall be equal to the fair market value of the common stock on the date of grant. Subject to remaining in continuous service with the Company through each applicable vesting date, a director's initial option grant will become exercisable as follows: with respect to 1/24 of the shares covered thereby on the first day of each month for the first 12 months commencing after the date of the grant, and with respect to 1/48 of the shares covered thereby on the first day of each successive month for the next 24 months. Each annual option grant shall, subject to the director remaining in continuous service with the Company through each applicable vesting date, become vested with respect to 1/12 of the shares covered thereby on the first day of each month for the first 12 months commencing after the date of the grant. Upon the cessation of a non-employee director's service, such individual will generally have 180 days to exercise all options that are exercisable on the termination date. If a director's service terminates by reason of his or her death or disability, his or her beneficiary will generally have 12 months to exercise any portion of a director option that is exercisable on the date of death. Except as otherwise provided herein, if not previously exercised, each option granted shall expire on the tenth anniversary of the date of grant. Upon a change in control, vesting of the options held by a non-employee director will accelerate and become fully vested.
The following table sets forth the type and amount of awards that were granted to the non-employee directors during the 2011 fiscal year under the Company's 2007 Equity Incentive Plan (the “2007 Plan”).

Name	Stock Option Awards
Douglas J. Lambert	2,500
Lawrence J. Cohen	2,500
Mark L. Plaumann	2,500
Richard P. Schifter	2,500
David N. Siegel (1)	2,500
Neal S. Cohen	2,500
All current non-employee directors	15,000

(1) Mr. Siegel became chief executive officer and president of Frontier Airlines, Inc., a wholly owned subsidiary of the Company, effective January 30, 2012.

The following table relates to the compensation of our non-employee directors in 2011:

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)(3)	Total ($)
Lawrence J. Cohen	$55,900	$6,721	$62,621
Douglas J. Lambert	$46,900	$6,721	$53,621
Mark L. Plaumann	$56,900	$6,721	$63,621
Neal S. Cohen	$52,286	$18,187	$70,473
Richard P. Schifter	$47,375	$13,895	$61,270
David N. Siegel(4)	$60,584	$18,187	$78,771

(1)    Represents (a) the annual retainer of $25,000, (b) compensation for serving on the committees, (c) compensation for serving as the chairman of the committees, as applicable, and (d) compensation for attendance at Board and committee meetings.

(2)    “Option Awards” represent the dollar amount recognized as an expense with respect to non-employee directors option awards on the Company's audited financial statements for 2011, disregarding, however, the estimate of forfeitures related to service-based vesting conditions included in such financial statements. Option expense is charged to earnings over the relevant period of vesting service. The fair value of each option award was estimated on the date of grant using a Black-Scholes option pricing model that used the following assumptions: expected volatility of 58% to 63%, expected term of four to five years, a risk free interest rate of 1.2% to 2.9% and a dividend yield of zero.

(3)    The aggregate number of options granted to non-employee directors for 2011 was 15,000, and the aggregate number of options awards outstanding at the fiscal year end was 127,500.

(4)     Mr. Siegel became chief executive officer and president of Frontier Airlines, Inc., a wholly owned subsidiary of the Company, effective January 30, 2012.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee was formed in May 2004 and during 2011 consisted of Neal S. Cohen, Lawrence J. Cohen and Douglas J. Lambert. They are independent directors, and none of them are present or past employees or officers of the Company or any of our subsidiaries. No member of the Compensation Committee has had any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 1, 2012 of each person who is known by us to be the beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and includes voting or investment power with respect to the securities. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse.

Name and Address	Shares Beneficially Owned	Percentage Beneficially Owned (1)
Donald Smith & Co., Inc.(2)	4,863,772	10.0%
Vallar Investments Limited and Vallar LLP(3)	4,000,000	8.3%
FMR LLC(4)	3,966,200	8.2%
Corsair Capital Management LLC(5)	3,807,434	7.9%
Greenlight Capital, Inc.(6)	3,412,800	7.1%
Dimensional Fund Advisors LP(7)	3,382,316	7.0%
BlackRock, Inc.(8)	2,634,636	5.4%
___________

(1)
For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock when such person or persons have the right to acquire them within 60 days after June 1, 2012. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which such person or persons have the right to acquire within 60 days after June 1, 2012 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Donald Smith & Co., Inc. as investment adviser to Donald Smith Long/Short Equities Fund, L.P. filed Schedule 13G on February 13, 2012 indicating that, as of December 31, 2011, Donald Smith & Co., Inc. may be deemed the beneficial owner of an aggregate of 4,863,772 shares. The principal business address of Donald Smith & Co., Inc. is 152 West 57th Street, New York, New York 10019.

(3)
Vallar Investments Limited and Vallar LLP, as investment manager for Vallar Investments Limited, filed Amendment No. 1 to Schedule 13G on February 14, 2012 indicating that, as of December 13, 2011, Vallar Investments Limited and Vallar LLP have shared voting power and dispositive power over 4,000,000 shares. The principal business address of Vallar Investments Limited is 89 Nexus Way, Camana Bay, PO Box 1234, Grand Cayman, Cayman Islands KY1-9007. The principal business address of Vallar LLP is 27 St. James's Place, London, England SW1A 1NR.

(4)
FMR LLC filed Amendment No. 6 to Schedule 13G on February 14, 2012 indicating that, as of December 31, 2011, FMR LLC has sole dispositive power over 3,966,200 shares. Fidelity Management & Research Company (“Fidelity”), a wholly owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 3,966,200 shares or 8.211% of the common stock of the Company as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. The ownership of one investment company, Fidelity Low-Priced Stock Fund, amounted to 3,740,000 shares or 7.743% of the common stock outstanding. The principal business address of Fidelity and Fidelity Low-Priced Stock Fund is 82 Devonshire Street, Boston, Massachusetts 02109.

Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, and the funds each has sole power to dispose of 3,966,200 shares owned by the funds. Members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' Boards of Trustees. The principal business address of FMR LLC is 82 Devonshire Street, Boston, Massachusetts 02109.

(5)
The names of the persons who filed Amendment No. 1 to Schedule 13G on February 14, 2012 (collectively, the “Reporting Persons”) are: Corsair Capital Partners, L.P. (“Corsair Capital”), Corsair Capital Partners 100, L.P. (“Corsair 100”), Corsair Select, L.P. (“Corsair Select”), Corsair Select 100, L.P. (“Select 100”), Corsair Capital Investors, Ltd. (“Corsair Investors”), Corsair Select Master Fund, Ltd. (“Select Master”), Corsair Capital Management, L.L.C. (“Corsair Management”), Jay R. Petschek (“Mr. Petschek”) and Steven Major (“Mr. Major”).

Corsair Management is the investment manager of Corsair Capital, Corsair 100, Corsair Select, Select 100, Corsair Investors and Select Master. Messrs. Petschek and Major are the controlling persons of Corsair Management. Collectively, the Reporting Persons beneficially own 3,807,434 shares of Common Stock. Corsair Capital individually owns 1,900,118 shares of Common Stock. Corsair 100 individually owns 140,039 shares of Common Stock. Corsair Select individually owns 1,134,373 shares of Common Stock. Select 100 individually owns 69,084 shares of Common Stock. Corsair Investors individually owns 440,788 shares of Common Stock. Select Master individually owns 123,032 shares of Common Stock. Corsair Management, as the investment manager of each of Corsair Capital, Corsair 100, Corsair Select, Select 100, Corsair Investors and Select Master, is deemed to beneficially own the 3,807,434 shares of Common Stock beneficially owned by them. Mr. Petschek, as a controlling person of Corsair Management, is deemed to individually beneficially own 3,807,434 shares of Common Stock. Mr. Major, as a controlling person of Corsair Management, is deemed to individually beneficially own 3,807,434 shares of Common Stock. Corsair Capital, Corsair Management, Mr. Petschek and Mr. Major have shared power to vote or direct the vote of the 1,900,118 shares of Common Stock owned by Corsair Capital. Corsair 100, Corsair Management, Mr. Petschek and Mr. Major have the shared power to vote or direct the vote of the 140,039 shares of Common Stock owned by Corsair 100. Corsair Select, Corsair Management, Mr. Petschek and Mr. Major have the shared power to vote or direct the vote of the 1,134,373 shares of Common Stock owned by Corsair Select. Select 100, Corsair Management, Mr. Petschek and Mr. Major have the shared power to vote or direct the vote of the 69,084 shares of Common Stock owned by Select 100. Corsair Investors, Corsair Management, Mr. Petschek and Mr. Major have shared power to vote or direct the vote of the 440,788 shares of Common Stock owned by Corsair Investors. Select Master, Corsair Management, Mr. Petschek and Mr. Major have the shared power to vote or direct the vote of the 123,032 shares of Common Stock owned by Select Master.

(6)
Greenlight Capital, L.L.C. (“Greenlight LLC”), Greenlight Capital, Inc. (“Greenlight Inc.”), DME Management GP, LLC (“DME Management GP”), DME Advisors, LP (“DME Advisors”), DME Capital Management, LP (“DME CM”), DME Advisors GP, LLC (“DME GP” and together with Greenlight LLC, Greenlight Inc., DME Management GP, DME Advisors and DME CM, “Greenlight”) and David Einhorn, the principal of Greenlight (collectively with Greenlight, the “Reporting Persons”) together filed Amendment No. 3 to Schedule 13G on February 14, 2012 indicating that, as of December 31, 2011, (i) Greenlight LLC may be deemed the beneficial owner of an aggregate of 1,182,448 shares held for the accounts of Greenlight Capital, L.P. (“Greenlight Fund”), of which Greenlight LLC is the general partner and for which Greenlight Inc. acts as investment manager, and Greenlight Capital Qualified, L.P. (“Greenlight Qualified”), of which Greenlight LLC is the general partner and for which Greenlight Inc. acts as investment manager; (ii) Greenlight Inc. may be deemed the beneficial owner of an aggregate of 2,685,564 shares held for the accounts of Greenlight Fund, Greenlight Qualified and Greenlight Capital Offshore Partners (“Greenlight Offshore”) for which Greenlight Inc. acts as investment manager; (iii) DME Management GP may be deemed the beneficial owner of 179,345 shares held for the account of Greenlight Capital (Gold), LP (“Greenlight Gold”) of which DME Management GP is the general partner and for which DME CM acts as investment manager; (iv) DME Advisors may be deemed the beneficial owner of 457,327 shares held for the managed account for which DME Advisors acts as investment manager; (v) DME CM may be deemed the beneficial owner of 269,909 shares held for the accounts of Greenlight Gold and Greenlight Capital Offshore Master (Gold) Ltd. (“Greenlight Gold Offshore”) for which DME CM acts as investment manager; (vi) DME GP may be deemed the beneficial owner of 727,236 shares held for the accounts of Greenlight Gold, Greenlight Gold Offshore and the managed account; and (vii) Mr. Einhorn may be deemed the beneficial owner of 3,412,800 shares. This number consists of: (A) an aggregate of 1,182,448 shares of Common Stock held for the accounts of Greenlight Fund and Greenlight Qualified, (B) 1,503,116 shares of Common Stock held for the account of Greenlight Offshore, (C) 179,345 shares of Common Stock held for the account of Greenlight Gold, (D) 90,564 shares of Common Stock held for the account of Greenlight Gold Offshore, and (E) 457,327 shares of Common Stock held for the managed account. The principal business address of each the Reporting Persons is 140 East 45th Street, 24th Floor, New York, New York 10017.

(7)
Dimensional Fund Advisors LP (“Dimensional”) filed Amendment No. 6 to Schedule 13G on February 13, 2012 indicating that, as of December 31, 2011, Dimensional has sole voting power over 3,308,441 shares and sole dispositive power over 3,382,316 shares. Dimensional is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trust and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional may act as advisers or sub-advisers to certain Funds. In its role as investment advisor, sub-adviser and/or manager, neither Dimensional or its subsidiaries possess voting and/or investment power over the shares held by the Funds and may be deemed to be the beneficial owner of the shares held by the Funds. However, all shares reported in the Schedule 13G are owned by the Funds. Dimensional disclaims beneficial ownership of such shares. The principal business address of Dimensional is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(8)
BlackRock, Inc. (“Blackrock”) filed Amendment No. 1 to Schedule 13G on February 8, 2012 indicating that, as of December 31, 2011, BlackRock or certain of its subsidiaries may be deemed the beneficial owner of 2,634,636 shares. The principal business address of BlackRock is 40 East 52nd Street, New York, New York 10022.

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of June 1, 2012 of:

•	each executive officer named in the summary compensation table;

•	each of our directors; and

•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse.

Name and Address(1)	Shares Beneficially Owned	Percentage Beneficially Owned (2)
Bryan K. Bedford(3)	1,676,466	3.5%
Wayne C. Heller(4)	725,827	1.5%
Timothy P. Dooley (5)	264,533	*
Lars Erik-Arnell(6)	267,333	*
Douglas J. Lambert(7)	26,250	*
Lawrence J. Cohen(8)	26,250	*
Neal S. Cohen(9)	10,417	*
Mark L. Plaumann(10)	26,250	*
Richard P. Schifter(11)	10,833	*
David N. Siegel(12)	13,750	*
All directors and executive officers as a group (10 persons)(13)	3,047,709	6.3%
___________

*	Less than 1%.

(1)	Unless otherwise indicated, the address of all persons is c/o Republic Airways Holdings Inc., 8909 Purdue Road, Suite 300, Indianapolis, Indiana 46268.

(2)
For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock when such person or persons have the right to acquire them within 60 days after June 1, 2012. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which such person or persons have the right to acquire within 60 days after June 1, 2012 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes 1,228,625 shares subject to stock options and 180,000 unvested restricted shares as to which Mr. Bedford has voting power but not investment power.

(4)	Includes 575,915 shares subject to stock options and 91,667 unvested restricted shares as to which Mr. Heller has voting power but not investment power.

(5)	Includes 172,333 shares subject to stock options and 78,333 unvested restricted shares as to which Mr. Dooley has voting power but not investment power.

(6)	Includes 189,000 shares subject to stock options and 78,333 unvested restricted shares as to which Mr. Arnell has voting power but not investment power.

(7)	Consists of shares subject to stock options. The address of Mr. Lambert is c/o Alvarez & Marsal Inc., 101 East 52nd Street, 7th Floor, New York, New York 10022.

(8)	Consists of shares subject to stock options. The address of Mr. Lawrence Cohen is c/o Pembroke Companies, Inc., 70 East 55th Street, 7th Floor, New York, New York 10022.

(9)	Consists of shares subject to stock options. The address of Mr. Neal Cohen is 4970 Meadville Street, Greenwood, MN 55331.

(10)	Consists of shares subject to stock options. The address of Mr. Plaumann is 340 Pemberwick Road, 1st Floor, Greenwich, CT 06831.

(11)
Consists of shares subject to stock options. Mr. Schifter, who is one of our directors, is a partner of TPG Capital, which is an affiliate of the TPG Funds. Mr. Schifter has no voting or investment power over and disclaims beneficial ownership of the TPG Stock. The address of Mr. Schifter is c/o TPG Capital, L.P., 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(12)	Consists of shares subject to stock options. The address of Mr. Siegel is 301 Main Street #38G, San Francisco, CA, 94105-5032.

(13)	Includes 2,279,623 shares subject to stock options, 174,753 of vested restricted shares, 428,333 of unvested restricted shares, and 165,000 of long shares.

Equity Compensation Plans

Below is a summary of the equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders
Options outstanding under the 2002 Equity Incentive Plan	1,149,837	$14.98	190,547
Options outstanding under the 2007 Equity Incentive Plan	3,360,000	11.62	899,542
Equity compensation plans not approved by security holders	—	—	—
Total	4,509,837	$12.46	1,090,089

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review and Approval of Related Party Transactions

The Audit Committee reviews and approves or ratifies any related party transaction that is required to be disclosed in our proxy statement.
As set forth in the Audit Committee charter, in the course of its review and approval or ratification of a disclosable related party transaction, the committee considers:

•	the nature of the related person's interest in the transaction;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction;

•	the importance of the transaction to the related person;

•	the importance of the transaction to the Company;

•	whether the transaction would impair the judgment of a director or executive officer to act in the best interests of the Company; and

•	any other matters the committee deems appropriate.

Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction, provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.
Related Party Transactions

On July 31, 2009, the Company acquired Midwest Air Group, Inc. As part of the transaction, the Company purchased from TPG Midwest US V, LLC and TPG Midwest International V, LLC their $31 million secured note from Midwest Airlines, Inc. Upon consummation of the transaction, the Board appointed Richard P. Schifter, a managing partner at TPG, to the Board. Mr. Schifter is a member of the Executive Committee. As of December 31, 2010, the Company had decreased the note amount to $22.5 million.

David N. Siegel, a member of the Company's Board of Directors, became chief executive officer and president of Frontier Airlines, Inc., a wholly owned subsidiary of the Company, effective January 30, 2012.
Director Independence

The Board of Directors is composed of a majority of directors who satisfy the criteria for independence within the meaning of Rule 5605(a)(2) of The NASDAQ Stock Market. In determining independence, the Board of Directors affirmatively determines, among other items, whether the directors have any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Applying these independence standards, the Board of Directors has determined that Messrs. Lawrence J. Cohen, Lambert, Schifter, Neal S. Cohen and Plaumann are all independent directors.

ITEM 14-PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The Company incurred professional fees from Deloitte & Touche LLP, its principal auditor, for the following professional services:
Audit Fees.  Fees in the amount of approximately $1,300,000 were billed or expected to be billed in 2011 related to audit and interim review procedures for the Company for the year ended December 31, 2011, and fees in the amount of approximately $1,400,000 were billed in 2010 related to the integrated audit and interim quarterly procedures for the Company for the year ended December 31, 2010.
Audit-Related Fees.  Fees in the amount of $30,000 and $54,000 were paid in 2011 and 2010, respectively, related to pass-through certificates.
Tax Fees.  Fees in the amount of $588,250 and $1,407,500 were incurred for services provided in 2011 and 2010, respectively, related to services rendered for tax compliance, tax advice and tax planning.
All Other Fees.  The Company did not incur any other fees in 2011 or 2010.
The Company's Audit Committee has determined that the non-audit services provided by the Company's auditors in connection with the year ended December 31, 2011 were compatible with the auditor's independence.
Pre-Approval Policies

The Audit Committee is required to approve in advance any audit or non-audit services performed by the Company's independent public accountants that do not meet the pre-approval standards established by the Audit Committee. The pre-approval policies and procedures established by the Audit Committee require that the Audit Committee meet with the independent auditors and financial management to review planning, the scope of the proposed services, the procedures to be utilized, and the proposed fees. During 2011 and 2010, all of the audit-related fees and tax fees were pre-approved by the Audit Committee.

PART IV

ITEM 15-EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as a part of this Amendment:

1.	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this report:

Number	Description of Exhibits

(31)	31.1	Certification of Chief Executive Officer (filed herewith).

31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated:	April 30, 2012	By:	/s/ Bryan K. Bedford
Bryan K. Bedford
Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated:	April 30, 2012	By:	/s/ Timothy P. Dooley
Timothy P. Dooley
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)