Form 10-Q
period 2012-03-31
REPUBLIC AIRWAYS HOLDINGS INC
filed 2012-05-10
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☑No

Number of shares of Common Stock outstanding as of the close of business on May 10, 2012:  48,431,647.

TABLE OF CONTENTS

	Part I - Financial Information
Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	3

	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three Months Ended March 31, 2012 and 2011	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2012 and 2011	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

	Part II - Other Information
Item 6.	Exhibits	20

	Signatures	21

Exhibit 31.1 Certification by Chief Executive Officer
Exhibit 31.2 Certification by Chief Financial Officer
Exhibit 32.1 Certification by Chief Executive Officer
Exhibit 32.2 Certification by Chief Financial Officer
Exhibit 101 Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)

All other items of this report are inapplicable.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share and per share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$177.5	$219.3
Restricted cash	219.0	151.4
Receivables—net of allowance for doubtful accounts of $0.9 and $0.6, respectively	107.3	89.0
Inventories—net	104.4	101.8
Prepaid expenses and other current assets	61.1	64.2
Assets held for sale	32.6	33.0
Deferred income taxes	35.3	35.3
Total current assets	737.2	694.0
Aircraft and other equipment—net	2,768.3	2,808.7
Maintenance deposits	149.3	146.0
Other intangible assets—net	84.5	86.5
Other assets	174.1	166.5
Total	$3,913.4	$3,901.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$282.6	$284.6
Accounts payable	57.7	43.9
Air traffic liability	230.1	179.5
Deferred frequent flyer revenue	63.1	68.2
Accrued liabilities	270.6	258.8
Total current liabilities	904.1	835.0
Long-term debt—less current portion	2,025.9	2,074.5
Deferred frequent flyer revenue—less current portion	71.8	68.1
Deferred credits and other non-current liabilities	108.0	110.4
Deferred income taxes	349.6	353.2
Total liabilities	3,459.4	3,441.2
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; one vote per share;150,000,000 shares authorized; 58,528,199 and 58,097,574 shares issued and 48,431,647 and 48,412,516 shares outstanding, respectively	—	—
Additional paid-in capital	410.0	409.4
Treasury stock, 9,333,266 shares at cost	(181.8)	(181.8)
Accumulated other comprehensive loss	(4.0)	(4.0)
Accumulated earnings	229.8	236.9
Total stockholders' equity	454.0	460.5
Total	$3,913.4	$3,901.7
See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2012	2011
OPERATING REVENUES:
Fixed-fee service	$278.0	$258.8
Passenger service	373.5	377.6
Charter and other	46.1	22.7
Total operating revenues	697.6	659.1
OPERATING EXPENSES:
Wages and benefits	138.8	139.7
Aircraft fuel	191.7	180.8
Landing fees and airport rents	45.2	42.5
Aircraft and engine rent	62.7	60.1
Maintenance and repair	75.5	70.1
Insurance and taxes	10.5	10.4
Depreciation and amortization	47.7	51.1
Promotion and sales	29.8	38.7
Other	73.5	66.3
Total operating expenses	675.4	659.7
OPERATING INCOME (LOSS)	22.2	(0.6)
OTHER INCOME (EXPENSE):
Interest expense	(32.9)	(35.5)
Other—net	—	0.2
Total other expense	(32.9)	(35.3)
LOSS BEFORE INCOME TAXES	(10.7)	(35.9)
INCOME TAX BENEFIT	(3.6)	(13.5)
NET LOSS AND COMPREHENSIVE LOSS	$(7.1)	$(22.4)
NET LOSS PER COMMON SHARE - BASIC	$(0.15)	$(0.46)
NET LOSS PER COMMON SHARE - DILUTED	$(0.15)	$(0.46)

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2012	2011
NET CASH FROM OPERATING ACTIVITIES	$24.6	$7.7
INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(12.0)	(4.0)
Proceeds from sale of aircraft and other equipment	0.4	0.4
Aircraft deposits	—	(8.0)
Other, net	(3.5)	(8.3)
NET CASH FROM INVESTING ACTIVITIES	(15.1)	(19.9)
FINANCING ACTIVITIES:
Payments on debt	(51.1)	(51.4)
Proceeds from debt issuance	—	13.8
Other, net	(0.2)	—
NET CASH FROM FINANCING ACTIVITIES	(51.3)	(37.6)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(41.8)	(49.8)
CASH AND CASH EQUIVALENTS—Beginning of period	219.3	291.2
CASH AND CASH EQUIVALENTS—End of period	$177.5	$241.4
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$31.4	$32.0
Income taxes paid	0.2	0.2
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Aircraft Deposits Financed	—	7.9

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Business

We are a Delaware holding company organized in 1996 that offers scheduled passenger services through our wholly-owned operating air carrier subsidiaries: Chautauqua Airlines, Inc. ("Chautauqua"), Shuttle America Corporation ("Shuttle"), Republic Airline, Inc. ("Republic Airline"), and Frontier Airlines, Inc. ("Frontier"). Unless the context indicates otherwise, the terms the "Company," "we," "us," or "our" refer to Republic Airways Holdings Inc. and our subsidiaries.

In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed March 15, 2012.

2. Summary of Significant Accounting Policies

Rental Income – Under the Company’s fixed-fee code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  The Company has concluded that a component of its fixed-fee service revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the three months ended March 31, 2012 and 2011 were $83.4 million and $78.8 million and have been included in fixed-fee service revenues in the Company’s condensed consolidated statements of comprehensive loss.

Assets Held for Sale – Assets held for sale at March 31, 2012 consist of two Q400 aircraft, flight equipment and spare aircraft parts recorded at the lower of carrying value or their estimated fair value, less cost to sell. One of the Q400 aircraft in assets held for sale has been held for a period longer than one year. The Company is actively marketing the aircraft and it is carried at net realizable value.

Stockholders’ Equity – For the period from December 31, 2011 through March 31, 2012, additional paid-in capital increased to $410.0 million from $409.4 million due to $0.6 million of stock compensation expense, accumulated other comprehensive loss was $4.0 million for both periods, and accumulated earnings decreased from $236.9 million to $229.8 million based on current year to date net loss.

Net Loss Per Common Share – The following table is based on the weighted average number of common shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations:

	Three Months Ended
	March 31, 2012	March 31, 2011
Basic and diluted loss per share:

Net loss (millions)	$(7.1)	$(22.4)

Weighted average common shares outstanding (millions)	48.4	48.2

Basic and diluted loss per share	$(0.15)	$(0.46)

The Company excluded 4.4 million and 5.1 million of employee stock options from the calculation of diluted net loss per share due to their anti-dilutive impact for the three months ended March 31, 2012 and 2011, respectively. Included in the Company's debt is a convertible note payable that has a $22.3 million face value and is convertible in whole or in part for up to 2.2 million shares of the Company’s common stock as of March 31, 2012.  The convertible note payable was anti-dilutive for the three months ended March 31, 2012.

Fair Value Measurements - Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures, requires disclosures about how fair value is determined for assets and liabilities and a hierarchy for which these assets and liabilities must be grouped is established.  The Topic establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1	quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2	quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	unobservable inputs for the asset or liability.

The following table sets forth information regarding the Company's assets (liabilities) measured at fair value on a recurring basis (in millions):

Prepaid Expenses	March 31, 2011	Level 1	Level 2	Level 3
Fuel hedge contracts not designated as hedges	$11.5	$—	$11.5	$—

Fuel Derivatives - The Company’s derivative contracts are privately negotiated contracts and are not exchange traded.   The recurring fair value measurements based on level 2 inputs are estimated with option pricing models that employ observable and certain unobservable inputs.  Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others. The Company did not have fuel derivatives as of March 31, 2012.

Derivative Gains (Losses) - The Company does not hold or issue any derivative financial instruments for speculative trading purposes.  The Company chose not to designate these derivatives as hedges, and as such, realized and unrealized mark-to-market adjustments are included in aircraft fuel expense in the condensed consolidated statements of comprehensive loss.

The following table sets forth information regarding the Company's realized and unrealized gains (losses) recorded in the condensed consolidated statements of comprehensive loss related to our hedge contracts (in millions):

	March 31,
Three months ended	2012	2011
Aircraft fuel expense (benefit)	$—	$(8.7)

New Accounting Pronouncements – In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-12, Comprehensive Income. The amendments in ASU 2011-12 superceded certain pending paragraphs in ASU 2011-05 to effectively defer only those changes in ASU 2011-05 that related to the presentation of reclassification adjustments out of accumulated other comprehensive income. It is effective for fiscal years beginning after December 15, 2011. The Company adopted this accounting standard on January 1, 2012 and the impact to the consolidated financial statements was not material.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income - Presentation of Comprehensive Income. The standard revises guidance for the presentation and prominence of the items reported in other comprehensive income. It is effective for fiscal years beginning after December 15, 2011. The Company adopted this accounting standard on January 1, 2012 and the impact to the consolidated financial statements was not material.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurements. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company adopted this accounting standard on January 1, 2012 and the impact to the consolidated financial statements was not material.

3.  Debt

We are required to comply with certain financial covenants under certain financing arrangements.  We are required to maintain a level of minimum unrestricted cash and maintain cash flow and working capital covenants.  As of March 31, 2012, we were in compliance with all our covenants.

4. Commitments and Contingencies

Commitments

The following table below displays the Company's future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due by Period
						Beyond
	2012	2013	2014	2015	2016	2017	Total
Debt or lease financed aircraft under purchase obligations	$13.0	$68.0	$0.5	$792.2	$1,065.9	$948.5	$2,888.1
Engines under firm orders	9.1	—	—	14.0	21.0	7.0	51.1
Total contractual obligations for aircraft and engines	$22.1	$68.0	$0.5	$806.2	$1,086.9	$955.5	$2,939.2

Contingencies

The Company is subject to certain legal and administrative actions which management considers routine to its business activities. As of March 31, 2012 management believes, after consultation with legal counsel, the ultimate outcome of any pending legal matters, except the information discussed below, will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

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

The restructuring agreement included, among other things, (i) the postponement of certain pay increases, (ii) reduced Company contributions to the Pilots' 401(k) plan, (iii) reduced accruals for vacation days and sick days and (iv) an extension of the collective bargaining agreement by two years (collectively, the "Investment"). In exchange for the Investment, the Frontier pilots will receive an equity stake in Frontier valued at $7.2 million, which vests over the term of the agreement. The Company has agreed to certain other conditions which must be met during the term to continue the Investment by the Frontier pilots. Those conditions include aircraft growth at Frontier, a liquidity raise, subject to suitable market conditions, of at least $70 million by the Company through debt offerings, assets sales, or other financings, material execution of Frontier's restructuring program by the end of 2011, and a good faith effort by the Company to attract equity investment(s) in Frontier that would reduce the Company's ownership of Frontier to a minority interest by December 31, 2014. In addition, the Company has agreed to establish a profit sharing program for Frontier employees. As of March 31, 2012, the Company remains in compliance with these conditions.

On June 28, 2011, the International Brotherhood of Teamsters, Airline Division (the "IBT") replaced FAPA as the representative of Frontier pilots when the IBT was certified as the exclusive bargaining representative of the pilots. On August 3, 2011 the IBT filed suit against the Company and Frontier seeking to have the restructuring agreement declared null and void or, alternatively, seeking that the IBT manage the equity investment of the Frontier pilots due to accusations that the Company interfered with the election process.

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

On November 29, 2011, American Airlines, Inc. filed for bankruptcy in the Southern District of New York. Under bankruptcy order American honored our pre-petition receivables and we continue to operate for American under the existing terms of our agreement. Unless otherwise extended or amended, the term of the American code-share agreement continues until February 1, 2013. If American terminates the code-share agreement for cause, American has a call option to require that we assign to American all of its rights under the leases of aircraft, and to lease to American the aircraft to the extent we own them, used at that time under the code-share agreement. If American exercises its call option, we are required to pay certain maintenance costs in transferring the aircraft to American's maintenance program.

If Delta Airlines, Inc. exercises its partial termination right, or if we terminate the code-share agreement in the event of Delta's bankruptcy or insolvency, a breach of the agreement by Delta or because an event of force majeure has occurred that continues for at least two consecutive months, we may require Delta to either purchase or sublease any of the terminated aircraft we own at a specified price or to assume the lease of any aircraft that we lease. If we choose not to exercise this "put" right upon any termination by Delta, Delta has the right to require us to sell or sublease to them the terminated aircraft we own for a specified amount or to assume the leases of the terminated aircraft that we lease. Delta may also exercise this "call" right if it terminates the code-share agreement for any of the reasons set forth above.

United Airlines, Inc. has a call option to assume our ownership or leasehold interest in certain aircraft if we wrongfully terminate the code-share agreements or if United terminates the agreements upon our breach for certain reasons.

As of March 31, 2012, approximately 58% of the Company's workforce is employed under union contracts. The union contracts for our pilots and our flight attendants, except Frontier’s pilots, are currently amendable.

5. Segment Reporting

Based on our continual monitoring of the long-term economic characteristics, airline processes, class of customer, and route operations flown as a part of our operating segments, we have identified each of our operating segments below as reportable segments. The Company has changed its presentation of business segments in 2012 primarily from changes in management and organizational structure and has revised the prior year's information to conform to the current period segment presentation. We believe this segmentation is appropriate based upon operating decisions and performance assessments by our chief operating decision maker ("CODM").

The Company has identified two reportable segments; Republic and Frontier. Our Republic segment includes all regional flying performed under fixed-fee and pro rate agreements, subleasing activities, regional charter operations and the cost of any unallocated regional aircraft. The Frontier segment includes passenger service revenues and expenses for operating our Airbus fleet, as well as charter and cargo operations at Frontier.

Under the Company's pro rate agreements, Republic is allocated an industry standard pro rata portion of ticket revenue, while Frontier retains all connect revenues as well as ancillary revenues on regional flights. Frontier maintains certain rights to deploy the regional aircraft and maintains control of pricing and revenue management. Frontier also retains responsibility for all customer service expenses, including airport rents. Selling and distribution costs are shared between Republic and Frontier. Republic incurs fuel expense based on gallons consumed flying under the pro-rate agreement.

Financial information as of and for the three months ended March 31, 2012 and 2011 for the Company’s reportable segments is as follows (in millions):

Three Months Ended
March 31, 2012	Republic	Frontier	Total
TOTAL OPERATING REVENUES	$355.2	$342.4	$697.6
OPERATING EXPENSES:
Wages and benefits	70.4	68.4	138.8
Aircraft fuel	59.8	131.9	191.7
Landing fees and airport rents	16.4	28.8	45.2
Aircraft and engine rent	28.7	34.0	62.7
Maintenance and repair	56.4	19.1	75.5
Insurance and taxes	6.2	4.3	10.5
Depreciation and amortization	40.7	7.0	47.7
Promotion and sales	3.4	26.4	29.8
Other	30.9	42.6	73.5
Total operating expenses	312.9	362.5	675.4
OPERATING INCOME (LOSS)	42.3	(20.1)	22.2
Total non-operating expense, net	(31.4)	(1.5)	(32.9)
INCOME (LOSS) BEFORE INCOME TAXES	$10.9	$(21.6)	$(10.7)

Total assets	$2,990.0	$923.4	$3,913.4
Total debt	2,148.3	160.2	2,308.5

Three Months Ended
March 31, 2011	Republic	Frontier	Total
TOTAL OPERATING REVENUES	$371.9	$287.2	$659.1
OPERATING EXPENSES:
Wages and benefits	72.1	67.6	139.7
Aircraft fuel	75.6	105.2	180.8
Landing fees and airport rents	17.4	25.1	42.5
Aircraft and engine rent	29.7	30.4	60.1
Maintenance and repair	53.9	16.2	70.1
Insurance and taxes	6.9	3.5	10.4
Depreciation and amortization	44.0	7.1	51.1
Promotion and sales	6.5	32.2	38.7
Other	29.2	37.1	66.3
Total operating expenses	335.3	324.4	659.7
OPERATING INCOME (LOSS)	36.6	(37.2)	(0.6)
Total other non-operating expense, net	(33.5)	(1.8)	(35.3)
INCOME (LOSS) BEFORE INCOME TAXES	$3.1	$(39.0)	$(35.9)

Total assets	$3,304.4	$1,104.6	$4,409.0
Total debt	2,311.4	237.3	2,548.7

6. Recent Business Developments and Subsequent Events

In April 2012, the Company engaged advisors to assist the Company in a comprehensive restructuring effort for operating our small regional jets.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. Republic Airways Holdings Inc. (the “Company”) may, from time to time, make written or oral forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements encompass our beliefs, expectations, hopes or intentions regarding future events. Words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other terminology are used to identify forward-looking statements.  All forward-looking statements included in this report are made as of the date hereof and are based on information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. Actual results may vary, and may vary materially, from those anticipated, estimated, projected or expected for a number of reasons, including, among others, the risks discussed in our Annual Report on Form 10-K and our other filings made with the Securities and Exchange Commission, which discussions are incorporated into this Quarterly Report on Form 10-Q by reference. As used herein, "unit cost" means operating cost per Available Seat Mile ("ASM").

Overview

We are a Delaware holding company organized in 1996 that offers scheduled passenger services through our wholly-owned operating air carrier subsidiaries: Chautauqua Airlines, Inc. ("Chautauqua"), Shuttle America Corporation ("Shuttle"), Republic Airline, Inc. ("Republic Airline"), and Frontier Airlines, Inc. ("Frontier"). Unless the context indicates otherwise, the terms the "Company," "we," "us," or "our" refer to Republic Airways Holdings Inc. and our subsidiaries.

As of March 31, 2012, the Company’s operating airline subsidiaries offered scheduled passenger service on 1,463 flights daily to 133 cities in 43 states, Canada, Mexico, and Costa Rica under scheduled passenger service operations as Frontier Airlines and through fixed-fee code-share agreements with AMR Corp., the parent of American Airlines, Inc. ("American"), Continental Airlines, Inc. ("Continental"), Delta Air Lines, Inc. ("Delta"), United Air Lines, Inc. ("United"), and US Airways, Inc. ("US Airways") (collectively referred to as our "Partners").

Our Frontier network has a regional focus in Denver, CO.  The passenger service operation exposes us to changes in passenger demand, fare competition and fluctuations in fuel prices.

Fleet

During the three months ended March 31, 2012, our operational fleet decreased from 281 to 264. The Company had seventeen 37-76 seat aircraft that were temporarily parked or flown as charters.

Segments

Based on our continual monitoring of the long-term economic characteristics, airline processes, class of customer, and route operations flown as a part of our operating segments, we have identified a change in our operating segments. The Company has adjusted its presentation of business segments in 2012 and has revised the prior year's information to conform to the current period segment presentation. We believe this segmentation is appropriate based upon operating decisions and performance assessments by our chief operating decision maker ("CODM").

The Company has identified two reportable segments; Republic and Frontier. Our Republic segment includes all regional flying performed under fixed-fee and pro rate agreements, subleasing activities, regional charter operations and the cost of any unallocated regional aircraft. The Frontier segment includes passenger service revenues and expenses for operating our Airbus fleet, as well as charter and cargo operations at Frontier.

Under the Company's arms-length pro-rate agreements, Republic is allocated an industry standard pro-rata portion of ticket revenue, while Frontier retains all connect revenues as well as ancillary revenues on regional flights. Frontier maintains certain rights to deploy the regional aircraft and maintains control of pricing and revenue management. Frontier also retains responsibility for all customer service expenses, including airport rents. Selling and distribution costs are shared between Republic and Frontier. Republic incurs fuel expense based on gallons consumed flying under the pro-rate agreement.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights - Republic	Three Months Ended March 31,
	2012	2011	Change
Total revenues (millions)	$355.2	$371.9	(4.5)%
Total fuel expense (millions)[1]	$59.8	$75.6	(20.9)%
Operating aircraft at period end:
37-50 seats[10]	73	78	(6.4)%
69-99 seats[11]	148	147	0.7%
Block hours[7]	174,701	183,296	(4.7)%
Departures	100,819	106,747	(5.6)%
Passengers carried	4,517,954	4,851,939	(6.9)%
Revenue passenger miles ("RPM") (millions) [2]	2,301	2,517	(8.6)%
Available seat miles ("ASM") (millions) [3]	3,370	3,629	(7.1)%
Passenger load factor [4]	68.3%	69.4%	-1.1 pts
Cost per ASM, including interest expense (cents) 5 6	10.22	10.16	0.6%
Cost per ASM, including interest expense and excluding fuel expense (cents)[6]	8.44	8.08	4.5%
Gallons consumed	17,970,351	24,504,968	(26.7)%
Average cost per gallon	$3.33	$3.09	7.8%
Average daily utilization of each aircraft (hours) [8]	9.9	9.9	—%
Average length of aircraft flight (miles)	455	440	3.4%
Average seat density	73	77	(5.2)%

Operating Highlights - Frontier	Three Months Ended March 31,
	2012	2011	Change
Total revenues (millions)	$342.4	$287.2	19.2%
Total fuel expense (millions)	$131.9	$105.2	25.4%
Operating aircraft at period end:
120 seats	4	5	(20.0)%
136-138 seats	41	41	—%
162 seats	15	9	66.7%
Passengers carried	2,517,472	2,143,030	17.5%
Revenue passenger miles ("RPM") (millions) [2]	2,541	2,182	16.5%
Available seat miles ("ASM") (millions) [3]	3,000	2,708	10.8%
Passenger load factor [4]	84.7%	80.6%	4.1 pts
Total revenue per available seat mile (cents)	11.41	10.61	7.5%
Operating cost per ASM (cents) 5 6 9	12.08	11.98	0.8%
Fuel cost per available seat mile (cents) [9]	4.40	3.89	13.1%
Cost per ASM, excluding fuel expense (cents)[6]	7.68	8.09	(5.1)%
Gallons consumed	38,957,370	36,740,655	6.0%
Average cost per gallon [9]	$3.39	$2.86	18.5%
Block hours[7]	54,923	51,644	6.3%
Departures	21,246	19,896	6.8%
Average daily utilization of each aircraft (hours) [8]	11.2	11.6	(3.4)%
Average length of aircraft flight (miles)	997	1,026	(2.8)%
Average seat density	142	133	6.8%

1.	Includes $24.6 million and $22.1 million for the three months ended March 31, 2012 and 2011, respectively, which is passed-through under our fixed-fee agreements with our Partners.

2.	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

3.	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

4.	Passenger load factor is revenue passenger miles divided by available seat miles.

5.	Total operating costs divided by available seat miles.

6.
Costs (in all periods) exclude expenses not attributable to either Republic or Frontier segments. Total operating and interest expenses is not a calculation based on accounting principles generally accepted in the United States of America and should not be considered as an alternative to total operating expenses. Cost per available seat mile utilizing this measurement is included, as it is a measurement recognized by the investing public relative to the airline industry.

7.	Hours from takeoff to landing, including taxi time.

8.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

9.	Includes mark-to-market fuel hedge benefit of $8.7 million for the three months ended March 31, 2011.

10.	Includes 14 aircraft as of March 31, 2012 that are unassigned and three and 13 aircraft as of March 31, 2012 and 2011, respectively, operating on behalf of Frontier.

11.	Includes three aircraft as of March 31, 2012 that are unassigned and 19 and 35 aircraft as of March 31, 2012 and 2011, respectively, operating on behalf of Frontier.

The following table sets forth information regarding the Company’s revenues and expenses for the three months ended March 31, 2012 and 2011. Individual expense components are also expressed in cents per ASM.

Three Months Ended				Cost per ASM
March 31, 2012	Republic	Frontier	Total	(cents)
TOTAL OPERATING REVENUES	$355.2	$342.4	$697.6
OPERATING EXPENSES:
Wages and benefits	70.4	68.4	138.8	2.18
Aircraft fuel	59.8	131.9	191.7	3.01
Landing fees and airport rents	16.4	28.8	45.2	0.71
Aircraft and engine rent	28.7	34.0	62.7	0.98
Maintenance and repair	56.4	19.1	75.5	1.19
Insurance and taxes	6.2	4.3	10.5	0.16
Depreciation and amortization	40.7	7.0	47.7	0.75
Promotion and sales	3.4	26.4	29.8	0.47
Other	30.9	42.6	73.5	1.15
Total operating expenses	312.9	362.5	675.4	10.60
OPERATING INCOME (LOSS)	42.3	(20.1)	22.2
Total non-operating expense, net	(31.4)	(1.5)	(32.9)	(0.52)
INCOME (LOSS) BEFORE INCOME TAXES	$10.9	$(21.6)	$(10.7)

Three Months Ended				Cost per ASM
March 31, 2011	Republic	Frontier	Total	(cents)
TOTAL OPERATING REVENUES	$371.9	$287.2	$659.1
OPERATING EXPENSES:
Wages and benefits	72.1	67.6	139.7	2.20
Aircraft fuel	75.6	105.2	180.8	2.85
Landing fees and airport rents	17.4	25.1	42.5	0.67
Aircraft and engine rent	29.7	30.4	60.1	0.95
Maintenance and repair	53.9	16.2	70.1	1.11
Insurance and taxes	6.9	3.5	10.4	0.16
Depreciation and amortization	44.0	7.1	51.1	0.81
Promotion and sales	6.5	32.2	38.7	0.61
Other	29.2	37.1	66.3	1.05
Total operating expenses	335.3	324.4	659.7	10.41
OPERATING INCOME (LOSS)	36.6	(37.2)	(0.6)
Total non-operating expense, net	(33.5)	(1.8)	(35.3)	(0.56)
INCOME (LOSS) BEFORE INCOME TAXES	$3.1	$(39.0)	$(35.9)

Republic

Operating Revenues

Operating revenue in 2012 decreased 4.5%, or $16.7 million, to $355.2 million from $371.9 million primarily as a result of a decrease in the amount of aircraft flying for the Republic segment.   Total operating and interest expenses, excluding fuel expense, decreased 3.0%, or $8.7 million, to $284.5 million in 2012 compared to $293.2 million in 2011.

Factors relating to significant changes in operating expenses are discussed below.

Aircraft fuel expense decreased 20.9%, or $15.8 million, to $59.8 million for 2012 compared to $75.6 million for 2011, due primarily to the decrease of 26.7% in gallons consumed, offset by the increase in the average price per gallon to $3.33 in 2012 from $3.09 per gallon in 2011. The unit cost decreased to 1.77¢ in 2012 compared to 2.08¢ in 2011.

Maintenance and repair expenses increased by 4.6%, or $2.5 million, to $56.4 million in 2012 compared to $53.9 million for 2011 due mainly to higher, scheduled heavy check maintenance costs on ERJ aircraft. The unit cost increased to 1.67¢ in 2012 compared to 1.49¢ in 2011.

Promotion and sales expenses decreased by 47.7%, or $3.1 million, to $3.4 million in 2012 compared to $6.5 million for 2011 due mainly to significantly decreasing pro rate operations by temporarily parking E145 aircraft. The unit cost decreased to 0.10¢ in 2012 compared to 0.18¢ in 2011.

Frontier

Operating Revenues

Operating revenue in 2012 increased 19.2%, or $55.2 million, to $342.4 million from $287.2 million primarily as a result of an improvement in Frontier's unit revenue.   Total operating and interest expenses, excluding fuel expense, increased 5.0%, or $11.1 million, to $232.1 million in 2012 compared to $221.0 million in 2011.

Factors relating to significant changes in operating expenses are discussed below.

Aircraft fuel expense increased 25.4%, or $26.7 million, to $131.9 million for 2012 compared to $105.2 million for 2011, due primarily to a 6.0% increase in gallons consumed coupled with the increase in the average price per gallon to $3.39 in 2012 from $2.86 per gallon in 2011. The unit cost increased to 4.40¢ in 2012 compared to 3.89¢ in 2011.

Landing fees and airport rent expenses increased by 14.7%, or $3.7 million, to $28.8 million in 2012 compared to $25.1 million for 2011 due mainly to increased operating costs at DIA and expenses related to charter operations. The unit cost increased to 0.96¢ in 2012 compared to 0.93¢ in 2011.

Aircraft and engine rent expenses increased by 11.8%, or $3.6 million, to $34.0 million in 2012 compared to $30.4 million for 2011 due mainly to the increase in the number of leased A320 aircraft period over period. The unit cost increased to 1.13¢ in 2012 compared to 1.12¢ in 2011.

Maintenance and repair expenses increased by 17.9%, or $2.9 million, to $19.1 million in 2012 compared to $16.2 million for 2011 due mainly to higher, scheduled heavy check maintenance cost and spare parts consumption. The unit cost increased to 0.64¢ in 2012 compared to 0.60¢ in 2011.

Promotion and sales expenses decreased by 18.0%, or $5.8 million, to $26.4 million in 2012 compared to $32.2 million for 2011 due mainly to a decrease in advertising expenses coupled with restructuring savings on distribution costs. The unit cost decreased to 0.88¢ in 2012 compared to 1.19¢ in 2011.

Other expenses increased by 14.8%, or $5.5 million, to $42.6 million in 2012 compared to $37.1 million for 2011 due mainly to an increase in ground handling expenses and an increase in catering costs. The unit cost increased to 1.42¢ in 2012 compared to 1.37¢ in 2011.

Consolidated

We recorded an income tax benefit of $3.6 million or 33.8% effective tax rate in the current quarter compared with an income tax benefit of $13.5 million or 37.6% effective tax rate in the prior year quarter.  The effective tax rate for the current quarter is lower than the statutory rate due to the net effect of state income tax and non-deductible meals and entertainment expense, primarily for our flight crews. The effective tax rate for the prior year quarter was higher than the statutory rate due to state income taxes.

Liquidity and Capital Resources

As of March 31, 2012, we had a total cash balance of $396.5 million, of which $177.5 million was unrestricted, and a working capital deficit of $166.9 million. Working capital deficits are customary for airlines since the air traffic liability and a portion of the frequent flyer liability are classified as current liabilities. Our liquidity depends to a large extent on the financial strength of our Partners in relation to our fixed-fee business and the number of passengers who fly in our passenger service business, the fares they pay, our operating and capital expenditures, our financing activities, the amount of cash holdbacks imposed by our credit card processors, and the cost of fuel. We cannot predict what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as volatile fuel prices, a depressed economy, a global credit and liquidity crisis, weather-related disruptions, the impact of airline bankruptcies or consolidations, U.S. military actions or acts of terrorism. An inability to obtain necessary additional liquidity on acceptable terms would have a material adverse impact on the Company and its ability to sustain its operations.

We are required to maintain $125.0 million of unrestricted cash in order to remain compliant with certain of our financing agreements. Our ability to maintain unrestricted cash levels above this minimum unrestricted cash covenant is dependent on our ability to generate sufficient funds from operations to fund operating expenses, maintenance deposits for leased aircraft, maturities of debt, capital expenditures and other contractual obligations. A substantial portion of the Company's assets are encumbered, and the Company has a limited quantity of assets that could be used as collateral in future financings. There can be no assurance that the Company will be successful in obtaining financings at sufficient levels or at acceptable terms. An inability to obtain necessary additional funding on acceptable terms could have a material adverse impact on the Company's financial condition. The Company currently anticipates that its unrestricted cash on hand, the cash generated from operations, and potential other liquidity initiatives, including but not limited to asset sales, or financings will be sufficient to meet its minimum cash covenants and anticipated working capital and capital expenditure requirements; however, there can be no assurances to that effect.

Net cash provided by operating activities in the first quarter of 2012 was $24.6 million, an increase of $16.9 million over the first quarter of 2011.  The $16.9 million increase in operating cash flows is primarily attributable to the decreased net loss incurred during the first quarter of 2012 as compared to the first quarter of 2011.

Net cash used in investing activities was $15.1 million and $19.9 million for the three months ended March 31, 2012 and 2011, respectively.  Net cash used in investing activities decreased approximately $4.8 million due to an $8.0 million payment for aircraft pre-delivery deposits ("PDPs") during the first quarter of 2011 and there were no aircraft PDPs in the first quarter of 2012, offset by higher capital expenditures of approximately $3.2 million during the first three months of 2012.  The increase in capital expenditures during the first quarter of 2012 as compared to the first quarter of 2011 primarily relates to programs that are intended to make our Airbus fleet more efficient and increase the number of seats on our A320 aircraft from 162 to 168 seats.

Net cash used in financing activities was $51.3 million and $37.6 million for the three months ended March 31, 2012 and 2011, respectively.  The $13.7 million increase in cash used in financing activities relates primarily to the $13.8 million of proceeds received from our co-branded card provider during the first quarter of 2011.  No proceeds from debt issuances or financings were received during the first quarter of 2012.  The Company's normal recurring principal payments were $51.1 million and $51.4 million for the three months ended March 31, 2012 and 2011, respectively.

Aircraft Leases and Other Off-Balance Sheet Arrangements

We have significant obligations for aircraft and engines that are classified as operating leases, and therefore are not reflected as liabilities on our balance sheet. Our aircraft leases expire between 2012 and 2024. As of March 31, 2012, our total mandatory payments under operating leases for aircraft aggregated approximately $1.4 billion and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $250.1 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. These leases expire through 2033. As of March 31, 2012, our total mandatory payments under other non-cancelable operating leases aggregated approximately $127.0 million. Total minimum annual other rental payments for the next 12 months are approximately $20.9 million.

Purchase Commitments

The following table below displays the Company's future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due By Period
						Beyond
	2012	2013	2014	2015	2016	2017	Total
Debt or lease financed aircraft under purchase obligations	$13.0	$68.0	$0.5	$792.2	$1,065.9	$948.5	$2,888.1
Engines under firm orders	9.1	—	—	14.0	21.0	7.0	51.1
Total contractual obligations for aircraft and engines	$22.1	$68.0	$0.5	$806.2	$1,086.9	$955.5	$2,939.2

Critical Accounting Policies

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-12, Comprehensive Income (“ASU 2011-12”). The amendments in ASU 2011-12 superceded certain pending paragraphs in ASU 2011-05 to effectively defer only those changes in ASU 2011-05 that related to the presentation of reclassification adjustments out of accumulated other comprehensive income. The Company adopted this accounting standard on January 1, 2012 and the impact to the consolidated financial statements was not material.

In June 2011, FASB issued Accounting Standards Update ASU 2011-05, Comprehensive Income - Presentation of Comprehensive Income. The standard revises guidance for the presentation and prominence of the items reported in other comprehensive income. It is effective for fiscal years beginning after December 15, 2011. The Company adopted this accounting standard on January 1, 2012 and the impact to the consolidated financial statements was not material.

In May 2011, the FASB issued ASU 2011-4, Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurements. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. ASU 2011-4 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company adopted this accounting standard on January 1, 2012 and the impact to the consolidated financial statements was not material.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Our earnings can be affected by changes in interest rates due to amount of cash and cash equivalents held and variable rate debt. At March 31, 2012 and December 31, 2011, approximately $354.7 million and $365.2 million, respectively, of our outstanding debt was at variable interest rates.   A one hundred basis point change in the LIBOR rate would increase or decrease interest expense by $3.5 million and $3.7 million, respectively.

Aircraft Fuel Price Risk

Our results of operations are materially impacted by changes in aircraft fuel prices. In an effort to manage our exposure to this risk, we periodically place hedges on fuel instruments with crude oil or JET A fuel. Currently, the Company does not have a hedge position for 2012 consumption. We do not hold or issue any derivative financial instruments for trading purposes. These fuel hedges were not designated for hedge accounting, and, as such, realized and unrealized non-cash mark-to-market adjustments are included in aircraft fuel expense.  A one dollar change in the price per barrel of crude oil will increase or decrease our fuel expense by $1.4 million for the three months ended March 31, 2012.  A one-cent change in the cost of each gallon of fuel would impact our fuel expense by approximately $0.6 million for the three months ended March 31, 2012, based on our current fleet and aircraft fuel consumption.

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

Changes in Internal Control

During the three months ended March 31, 2012, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 6. Exhibits

(a)	Exhibits

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

31.2
Certification by Timothy P. Dooley, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

32.2
Certification by Timothy P. Dooley, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: May 10, 2012	By:	/s/ Bryan K. Bedford
Name: Bryan K. Bedford
Title: Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated: May 10, 2012	By:	/s/ Timothy P. Dooley
Name: Timothy P. Dooley
Title: Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)