Form 10-K/A
period 2012-05-31
REPUBLIC AIRWAYS HOLDINGS INC
filed 2012-06-15
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 2

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

As of March 15, 2012, 48,431,595 shares of Common Stock were outstanding.

Documents Incorporated by Reference
None

TABLE OF CONTENTS

		Page
	Explanatory Note	4
PART III
Item 11.	Executive Compensation	5
PART IV
Item 15.	Exhibits and Financial Statement Schedules	25
SIGNATURES

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Republic Airways Holdings Inc. (“we”, “us”, “our”, or the “Company”) for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission (the “Commission”) on March 15, 2012, as amended by Amendment No. 1 thereto filed with the Commission on April 30, 2012 (as so amended, the “Original Filing”).  We are filing this Amendment to provide required information as to the grant date fair value of stock and option awards in the Summary Compensation Table and the table showing compensation paid to our non-employee directors for 2011 and to provide certain additional reformation that is responsive to the Commission's rules in Items 11 of Part III of the report.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the Commission, we are including with this Amendment certain currently dated certifications.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing, except as required to reflect the additional information included in Part III of this Form 10-K/A and does not update or discuss any other Company developments subsequent to the date of the Original Filing.

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

•	the compensation levels of executive officers at our peer group companies; and

•	the results of previous stockholder advisory votes on executive compensation.

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
The safety data we take into account includes results of third party audits. Safety evaluations are conducted by the Department of Defense, our major airline partners, and the Federal Aviation Administration for the overall health of the companies' internal safety systems.
We attempt to achieve an appropriate mix between equity incentive awards and cash payments in order to meet our objectives. Our mix of compensation elements is designed to help us recruit and retain talent, reward recent results and motivate long-term performance through a combination of cash and equity incentive awards. We also seek to balance compensation elements that are based on financial and operational measures as well as the performance of the Company's common stock. Our goal is to motivate our named executives to deliver superior long-term performance and to retain their services with the Company on a cost-effective basis.
Role of the Compensation Committee and Management

Our management provides the Compensation Committee with recommendations regarding the annual incentive compensation of all named executive officers and certain other employees within the first 90 days of each year so the Compensation Committee can approve any payouts for the prior fiscal year or changes to the annual incentive plan for the performance period beginning in that fiscal year, which includes the performance goals and weightings for our named executive officers. The Compensation Committee believes that our management's insight into our business as well as their experience in the airline industry combine to provide a valuable resource to the Compensation Committee with respect to our executive compensation arrangements. Our management analyzes the overall operational performance, profitability and safety, using both financial and operational measures, to provide a basis for the executive compensation. Our management also reviews compensation levels of similarly situated peer companies. The Compensation Committee may request additional information and analysis and ultimately determines in its discretion whether to approve any recommended changes in compensation. These determinations are made by our Compensation Committee based on its own analysis and judgment and the recommendations of our management.
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
Consideration of Say-on-Pay Voting Results

The Compensation Committee considers the stockholder advisory vote on the compensation of the Company's named executive officers.  At our 2011 annual meeting, the holders of 97.5% of the shares represented and entitled to vote approved, on an advisory basis, the compensation paid to our named executive officers as disclosed in the Company's proxy statement for the 2011 Annual Meeting of Stockholders.  As a result, the Compensation Committee concluded that the Company's stockholders were supportive of the Company's executive compensation philosophy, policies and programs and that the Company would continue such philosophy, policies and programs, updating as necessary in response to changes in regulatory, governance and external market practice.
In addition, at our 2011 annual meeting, the holders of 93.3% of the shares represented and entitled to vote indicated, on an advisory basis, that we should seek an advisory vote on the compensation of our named executive officers annually.  As a result of this recommendation, the Company's Board of Directors has adopted a policy to hold an annual advisory vote on the compensation of the Company's named executive officers.
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
It is anticipated that compensation paid to our named executives under the 2007 Plan will qualify for the performance-based compensation exemption from Section 162(m).
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
Peer Benchmarking

Periodically, the Compensation Committee reviews and analyzes total direct compensation at the executive level. In analyzing the Named Executive Officers' compensation for 2011, the Compensation Committee reviewed the total direct compensation for executives for a peer group of air carriers consisting of Air Tran Holdings, Alaska Air Group, JetBlue Airways, UAL and US Airways Group. In general, the Company's executive compensation program is designed to achieve total direct compensation at the 50th percentile of the peer group data for Named Executive Officers. The Compensation Committee also periodically reviews benchmarking information on annual incentives, equity-based incentives, benefits, and perquisites for a broader group of airline peers that includes the five core airline groups plus AMR Corporation, Delta Air Lines, Southwest Airlines, Hawaiian Holdings and SkyWest.

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
Determining Compensation for the Named Executives in 2011

In determining Messrs. Bedford's, Heller's, Dooley's and Arnell's base salary for 2011, the Compensation Committee considered competitive trends, our overall financial performance and resources, our operational performance, general economic conditions, the compensation level of similarly situated executives at our peer companies, and a number of factors relating to the executive, including the performance of the executive, the level of his experience, and his ability and knowledge of the job.
The Compensation Committee considered the following operational and financial highlights in 2011: (i) The Fleet: The Company took delivery of six new A320s and four used Airbus aircraft; took delivery of two new E190s; ordered 80 Airbus NEO aircraft; and redeployed 14 E170s to Delta, the Company's first CPA growth in two years; (ii) Financial: The Company restructured Frontier to significantly improve financial performance; amended the RP Delta Connection agreement for improved results; completed more than $70 million in liquidity improvements in the fourth quarter; implemented APAS for significant network performance improvement; implemented PROs 6 next-gen revenue management system; and outperformed industry RASM growth in the third and fourth quarter; and (iii) Operational: The Company obtained CAT II certification for Republic operations; significantly improved its C-check process in CMH; upgraded its entire US Airways E-jet fleet to dual-class cabins; added WiFi to its E-jet fleet; significantly improved its AQR scores and relative industry performance; and obtained IOSA registration for Frontier.
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

Bryan K. Bedford
Cash Compensation.  Mr. Bedford received total cash compensation for his services to us in 2011 in the amount of $401,000. In June 2011, Mr. Bedford took a 20% voluntary pay reduction from his base salary of $450,000. Mr. Bedford did not receive an annual bonus for 2011.
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

Wayne C. Heller
Cash Compensation.  Mr. Heller received total cash compensation for his services to us in 2011 in the amount of $300,000. Mr. Heller did not receive an annual bonus for 2011.
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
Lars-Erik Arnell
Cash Compensation. Mr. Arnell received total cash compensation for his services to us in 2011 in the amount of $186,386. In June 2011, Mr. Arnell took a 20% voluntary pay reduction from his base salary of $225,000. Mr. Arnell did not receive any annual bonus for 2011.
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
Robert H. Cooper
Cash Compensation.  Mr. Cooper, who retired as the Company's Executive Vice President, Chief Financial Officer, Treasurer and Secretary effective as of April 1, 2011, received total cash compensation for his services to us in 2011 in the amount of $225,000. Mr. Cooper did not receive an annual bonus for 2011.
Long-Term Incentive Awards.  Mr. Cooper was not granted long-term incentive awards during the year ended December 31, 2011.
Employment Transition and Separation Agreement.  On November 2, 2010, the Company announced Mr. Cooper's retirement effective April 1, 2011. In connection with Mr. Cooper's retirement, the Company and Mr. Cooper entered into an Employment Transition and Separation Agreement. Upon termination of Mr. Cooper's services, the Company is providing Mr. Cooper with severance benefits including cash payments at the rate of $225,000 per year and travel benefits until December 31, 2013. In addition, the Company will reimburse Mr. Cooper $2,500 per month for medical insurance for 33 months following an 18-month COBRA period. In exchange, Mr. Cooper executed customary releases of claims he may have against the Company and agreed not to directly or indirectly solicit the Company's employees for a 12-month period, not to disclose the Company's confidential information and trade secrets, and not to compete with the Company or its affiliates.
Equity Grants in 2012

During 2011, approximately 900,000 shares were cancelled and forfeited due to the departure of key employees and became available to grant under the 2007 Plan. On March 30, 2012, the Compensation Committee approved grants of equity awards to employees who were key to the successful restructuring of Frontier Airlines, Inc., including the named executive officers. For the named executive officers, the grant included a mix of stock options, restricted stock and performance shares. The stock options and restricted stock vest in equal annual installments over three years beginning on March 30, 2012. The performance shares vest at the end of a 3-year measurement period based on achievement of 3-year average pre-tax margin goals for the Republic segment (weighted 50%) and the successful separation and monetization of Frontier Airlines, Inc. as assessed by the Compensation Committee (weighted 50%).
New Named Executive Officers in 2012

David N. Siegel
Mr. Siegel, a member of the Company's Board of Directors, became chief executive officer and president of Frontier Airlines, Inc. (“Frontier”), a wholly owned subsidiary of the Company, effective January 30, 2012.
Employment Letter.  Frontier and Mr. Siegel entered into an employment letter dated January 30, 2012. Pursuant to the terms of the employment letter, the term of Mr. Siegel's employment with Frontier shall continue until January 30, 2013, at which time the agreement will expire and be subject to renegotiation. Mr. Siegel's employment is on an “at-will” basis, meaning that Frontier or Mr. Siegel can terminate employment at any time, with or without prior notice. If Frontier terminates Mr. Siegel's employment prior to the end of the agreement, Frontier will be responsible for any remaining payment related to Mr. Siegel's Denver apartment lease and car lease. Pursuant to the employment letter, Mr. Siegel's base salary is $450,000. In addition to the base salary, Mr. Siegel will have an annual bonus opportunity target of 100% of his salary for the year. The amount of the annual bonus may be more or less than the target amount, but not more than 200% of Mr. Siegel's base salary for the year, and will be determined based on a performance assessment conducted by the Compensation Committee against performance metrics that were established at the beginning of 2012. Pursuant to the terms of the employment letter, Mr. Siegel will have the opportunity to earn a success fee upon the completion of a qualifying event (as defined by an external banker's definition) equal to 0.5% of the equity value raised above a Frontier pre-money equity valuation of $50 million. Mr. Siegel will be provided a stipend of $12,500 per month to cover a one-year apartment lease, vehicle, and other interim living expenses.

The employment agreement provides for severance compensation of one times base salary plus target annual incentive upon the occurrence of a change of control, if within six months the acquiring company decides not to continue Mr. Siegel's employment. In the event a success fee is paid under the terms of the employment letter, the sum of the success fee and the severance payment shall not exceed $1,400,000.
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

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (the “CD&A”) for the year ended December 31, 2011. In reliance on the reviews and discussions with management, the Compensation Committee recommended to the Board of Directors, and the Board has approved, that the CD&A be included in the Company's proxy statement for the 2012 Annual Meeting of Stockholders and in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for filing with the SEC.
By the Compensation Committee of the Board of Directors:
Neal S. Cohen, Chair
Lawrence J. Cohen
Douglas J. Lambert

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2011

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($) (3)	Total ($)
Bryan K. Bedford President and Chief Executive Officer	2011	$401,000	—	$—	$—	—	—	$3,541	$404,541
	2010	$450,000	—	$296,312	$478,017	—	—	$9,692	$1,234,021
	2009	$450,000	—	$222,234	$672,141	—	—	$9,692	$1,354,067
Wayne C. Heller Executive Vice President and Chief Operating Officer	2011	$300,000	—	$—	$—	—	—	$3,541	$303,541
	2010	$236,540	$250,000	$211,651	$330,049	—	—	$9,231	$1,037,471
	2009	$225,000	$237,500	$158,738	$570,976	—	—	$9,284	$1,201,498
Timothy P. Dooley Senior Vice President and Chief Financial Officer	2011	$227,115	$35,000	$115,381	$108,372	—	—	$3,541	$489,409
Lars-Erik Arnell Senior Vice President of Corporate Development	2011	$186,386	—	$115,381	$—	—	—	$3,541	$305,308
Robert H. Cooper(4) Executive Vice President, Chief Financial Officer, Treasurer and Secretary	2011	$60,577	—	—	—	—	—	$164,457	$225,034
	2010	$225,000	$225,000	$211,651	$330,049	—	—	$8,308	$1,000,008
	2009	$225,000	$237,500	$158,738	$570,976	—	—	$8,308	$1,200,522
___________

(1)
All of the salaries and bonuses for the named executives in 2011, 2010 and 2009 were paid in cash. On June 10, 2011, Bryan K. Bedford and Lars-Erik Arnell took a 20% self imposed pay reduction from their original salary stated in their employment agreements.

(2)
“Option Awards” and “Stock Awards” represent the aggregate fair value of the award computed in accordance with ASC Topic 718, on the applicable grant date or, if earlier, the service inception date. The fair value of each option award was estimated using a Black-Scholes option pricing model that used the following assumptions: expected volatility from 58% and 63%, expected term four to five years, a risk free interest rate of 1.2% to 2.9% and a dividend yield of zero. No amounts of stock or option awards were awarded or forfeited by the named executives in 2011. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model.

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

(1)
The fair value of each option award was estimated using a Black-Scholes option pricing model that used the following assumptions: expected volatility from 58% and 63%, expected term four to five years, a risk free interest rate of 1.2% to 2.9% and a dividend yield of zero. No amounts of stock or option awards were awarded or forfeited by the named executives in 2011. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model.

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

Termination of Employment and Change-in-Control Arrangements

The Compensation Committee and our Board determined that it was in our best interests to provide severance arrangements to our named executives, based on such individual's position with us. Accordingly, the employment agreements entered into by the named executives have terms and conditions intended to provide certain payments and benefits upon an involuntary termination of the named executive's employment or the occurrence of certain other circumstances that may affect the named executive, including the executive's termination of employment following a change in control of the Company. The Company may terminate the employment agreement by providing Messrs. Bedford, Heller, Dooley or Arnell with 30 days prior written notice of termination. Mr. Bedford may terminate the employment agreement by providing the Company with 180 days prior written notice of termination. Mr. Heller may terminate the employment agreement by providing the Company with 180 days prior written notice of termination (90 days prior written notice if Mr. Bedford is not then serving as the Company's Chief Executive Officer). Mr. Cooper's employment agreement terminated effective April 1, 2011.
Severance Compensation

See “Executive Compensation - Robert H. Cooper” for a description of Mr. Cooper's severance benefits.
Termination Upon Death, or by the Company for Disability or Without Cause
In the event of Messrs. Bedford, Heller, Dooley or Arnell's death or in the event we terminate the executive's employment agreement as a result of his inability, with reasonable accommodation, to perform the essential functions of his position, by reason of physical or mental incapacity, for a total period of 90 days in any 360-day period or other than for cause, we shall pay to Messrs. Bedford, Heller, Dooley or Arnell or his estate as the case may be as severance compensation two times his base salary as then in effect plus two times his bonus paid for our last calendar year. The severance compensation shall be paid in a lump sum by the end of the following month following termination of the employment agreement, provided that we receive a release within 30 days following termination of the employment agreement signed by Messrs. Bedford, Heller, Dooley or Arnell that is no longer revocable. We may satisfy our obligations to provide severance compensation by purchasing and maintaining one or more insurance policies payable to Messrs. Bedford, Heller, Dooley or Arnell or his designees or to us (with further payment to Messrs. Bedford, Heller, Dooley or Arnell or such designees) upon the executive's death or as a result of his disability.
Occurrence of a Change in Control
In the event of a change of control (provided that after such change of control, Messrs. Bedford, Heller, Dooley or Arnell's employment is terminated by us without cause or by the executive for good reason), we shall pay as severance compensation two times his base salary as then in effect plus two times his bonus paid for our last calendar year. The severance compensation shall be paid in a lump sum by the end of the month following a qualifying event.
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
Termination by the Company other than for Cause
If we terminate Messrs. Bedford, Heller, Dooley or Arnell's employment agreement or his employment other than for cause, we shall pay the executive severance compensation as described above. If we terminate Messrs. Bedford, Heller, Dooley or Arnell's employment agreement other than for cause, options granted to the executive to purchase shares of our common stock and restricted shares of our common stock shall immediately become fully vested and exercisable in accordance with the agreements evidencing such awards.

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
Termination For Good Reason.  Messrs. Bedford, Heller, Dooley or Arnell may terminate his employment for good reason upon 20 business days prior written notice to us, provided that we have the right to cure such cause within the 20 business day period. Good reason means that (i) we have materially diminished the duties and responsibilities of the executive with respect to the Company, (ii) we have relocated our principal offices more than 25 miles from Indianapolis to another location without the consent of the executive or (iii) we have materially breached the terms of the employment agreement.
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

Termination by Us Without Cause or Termination by Executive for Good Reason
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
Each non-employee director was automatically granted options to purchase 10,000 shares of our common stock. Each new non-employee director will automatically be granted options to purchase 10,000 shares of our common stock under our Amended and Restated 2007 Plan on the first trading day following his or her commencement of service as a non-employee director. In addition, each non-employee director will generally be granted an option to purchase 2,500 shares of common stock on the date of each annual meeting of stockholders at which he or she is re-elected as a non-employee director. A non-employee director is any member of our Board of Directors who is not employed by us, or is not a consultant to us or any of our subsidiaries and includes any director who serves as one of our officers but is not paid by us for this service. The exercise price per share covered by an option granted shall be equal to the fair market value of the common stock on the date of grant. Subject to remaining in continuous service with the Company through each applicable vesting date, a director's initial option grant will become exercisable as follows: with respect to 1/24 of the shares covered thereby on the first day of each month for the first 12 months commencing after the date of the grant, and with respect to 1/48 of the shares covered thereby on the first day of each successive month for the next 24 months. Each annual option grant shall, subject to the director remaining in continuous service with the Company through each applicable vesting date, become vested with respect to 1/12 of the shares covered thereby on the first day of each month for the first 12 months commencing after the date of the grant. Upon the cessation of a non-employee director's service, such individual will generally have 180 days to exercise all options that are exercisable on the termination date. If a director's service terminates by reason of his or her death or disability, his or her beneficiary will generally have 12 months to exercise any portion of a director option that is exercisable on the date of death. Except as otherwise provided herein, if not previously exercised, each option granted shall expire on the tenth anniversary of the date of grant. Upon a change in control, vesting of the options held by a non-employee director will accelerate and the options will become fully vested.
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

The following table relates to the compensation of our non-employee directors in 2011:

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)(3)	Total ($)
Lawrence J. Cohen	$55,900	$6,034	$61,934
Douglas J. Lambert	$46,900	$6,034	$52,934
Mark L. Plaumann	$56,900	$6,034	$62,934
Neal S. Cohen	$52,286	$6,034	$58,320
Richard P. Schifter	$47,375	$6,034	$53,409
David N. Siegel(4)	$60,584	$6,034	$66,618

(1)    Represents (a) the annual retainer of $25,000, (b) compensation for serving on the committees, (c) compensation for serving as the chairman of the committees, as applicable, and (d) compensation for attendance at Board and committee meetings.

(2)    “Option Awards” represent the aggregate fair value of the award computed in accordance with ASC Topic 718, on the applicable grant date or, if earlier, the service inception date. The fair value of each option award was estimated on the date of grant using a Black-Scholes option pricing model that used the following assumptions: expected volatility of 58% to 63%, expected term of four to five years, a risk free interest rate of 1.2% to 2.9% and a dividend yield of zero. The actual value, if any, a director may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee was formed in May 2004 and during 2011 consisted of Neal S. Cohen, Lawrence J. Cohen and Douglas J. Lambert. They are independent directors, and none of them are present or past employees or officers of the Company or any of our subsidiaries. No member of the Compensation Committee has had any relationship with us requiring disclosure under Item 404 of Regulation S-K and none of the relationships described in Item 407(e)(4)(iii) of Regulation S-K existed during 2011.

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

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated:	June 15, 2012	By:	/s/ Bryan K. Bedford
Bryan K. Bedford
Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated:	June 15, 2012	By:	/s/ Timothy P. Dooley
Timothy P. Dooley
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)