Form 10-Q
period 2012-06-30
REPUBLIC AIRWAYS HOLDINGS INC
filed 2012-08-09
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☑No

Number of shares of Common Stock outstanding as of the close of business on August 9, 2012:  48,491,600.

TABLE OF CONTENTS

	Part I - Financial Information
Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2012 and 2011	4

	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three and Six Months Ended June 30, 2012 and 2011	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2012 and 2011	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

	Part II - Other Information
Item 1A.	Risk Factors	27

Item 6.	Exhibits	27

	Signatures	28

Exhibit 10.1	Amendment Number Three to Continental Capacity Purchase Agreement by and among Continental Airlines, Inc., Chautauqua Airlines, Inc., and Republic Airways Holdings Inc., dated as of June 30, 2012.††
Exhibit 10.2	Phantom Equity Investment Agreement by and among Frontier Airlines, Inc., Republic Airways Holdings Inc. and FAPAInvest, LLC, dated as of June 1, 2012.
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

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share and per share amounts)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$180.3	$219.3
Restricted cash	230.1	151.4
Receivables—net of allowance for doubtful accounts of $2.2 and $0.6, respectively	100.3	89.0
Inventories—net	101.0	101.8
Prepaid expenses and other current assets	65.8	64.2
Assets held for sale	2.0	33.0
Deferred income taxes	35.3	35.3
Total current assets	714.8	694.0
Aircraft and other equipment—net	2,759.3	2,808.7
Maintenance deposits	160.0	146.0
Other intangible assets—net	78.1	86.5
Other assets	177.9	166.5
Total	$3,890.1	$3,901.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$282.1	$284.6
Accounts payable	47.6	43.9
Air traffic liability	235.7	179.5
Deferred frequent flyer revenue	59.0	68.2
Accrued liabilities	268.9	258.8
Total current liabilities	893.3	835.0
Long-term debt—less current portion	1,972.5	2,074.5
Deferred frequent flyer revenue—less current portion	71.3	68.1
Deferred credits and other non-current liabilities	115.2	110.4
Deferred income taxes	362.7	353.2
Total liabilities	3,415.0	3,441.2
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; one vote per share;150,000,000 shares authorized; 58,505,699 and 58,097,574 shares issued and 48,489,100 and 48,412,516 shares outstanding, respectively	—	—
Additional paid-in capital	410.8	409.4
Treasury stock, 9,333,266 shares at cost	(181.8)	(181.8)
Accumulated other comprehensive loss	(3.8)	(4.0)
Accumulated earnings	249.9	236.9
Total stockholders' equity	475.1	460.5
Total	$3,890.1	$3,901.7
See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
OPERATING REVENUES:
Fixed-fee service	$282.0	$273.0	$560.0	$531.8
Passenger service	407.8	445.1	781.3	822.7
Charter and other	38.3	21.6	84.4	44.3
Total operating revenues	728.1	739.7	1,425.7	1,398.8
OPERATING EXPENSES:
Wages and benefits	139.1	144.7	277.9	284.4
Aircraft fuel	191.2	226.8	382.9	407.6
Landing fees and airport rents	43.7	43.0	88.9	85.5
Aircraft and engine rent	61.5	65.3	124.2	125.4
Maintenance and repair	69.5	78.2	145.0	148.3
Insurance and taxes	11.0	10.9	21.5	21.3
Depreciation and amortization	47.9	51.2	95.6	102.3
Promotion and sales	29.4	33.6	59.2	72.3
Other	69.6	73.8	143.1	140.1
Total operating expenses	662.9	727.5	1,338.3	1,387.2
OPERATING INCOME	65.2	12.2	87.4	11.6
OTHER INCOME (EXPENSE):
Interest expense	(32.2)	(34.9)	(65.1)	(70.4)
Other—net	0.1	0.1	0.1	0.3
Total other expense	(32.1)	(34.8)	(65.0)	(70.1)
INCOME (LOSS) BEFORE INCOME TAXES	33.1	(22.6)	22.4	(58.5)
INCOME TAX EXPENSE (BENEFIT)	13.1	(7.7)	9.5	(21.2)
NET INCOME (LOSS)	$20.0	$(14.9)	12.9	(37.3)
NET INCOME (LOSS) PER COMMON SHARE - BASIC	0.41	(0.31)	0.27	(0.77)
NET INCOME (LOSS) PER COMMON SHARE - DILUTED	0.40	(0.31)	0.27	(0.77)

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET INCOME (LOSS)	$20.0	$(14.9)	$12.9	$(37.3)
Other comprehensive income, net:
Reclassification adjustment for loss realized on derivatives, net of tax	0.2	0.2	0.2	0.2

Total comprehensive income (loss), net	$20.2	$(14.7)	$13.1	$(37.1)

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2012	2011
NET CASH FROM OPERATING ACTIVITIES	$82.7	$24.9
INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(20.3)	(12.8)
Proceeds from sale of other assets	4.3	53.2
Aircraft deposits	—	(19.4)
Other, net	—	(4.9)
NET CASH FROM INVESTING ACTIVITIES	(16.0)	16.1
FINANCING ACTIVITIES:
Payments on debt	(105.5)	(104.1)
Proceeds from debt issuance	—	13.8
Payments on early extinguishment of debt	—	(50.4)
Other, net	(0.2)	(0.2)
NET CASH FROM FINANCING ACTIVITIES	(105.7)	(140.9)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(39.0)	(99.9)
CASH AND CASH EQUIVALENTS—Beginning of period	219.3	291.2
CASH AND CASH EQUIVALENTS—End of period	$180.3	$191.3
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$62.0	$63.8
Income taxes paid	0.2	0.3

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

In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed March 15, 2012.

2. Summary of Significant Accounting Policies

Rental Income – Under the Company’s fixed-fee code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  The Company has concluded that a component of its fixed-fee service revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the three months ended June 30, 2012 and 2011 were $83.2 million and $78.4 million, respectively. The amounts deemed to be rental income during the six months ended June 30, 2012 and 2011 were $166.7 million and $157.2 million, respectively, and have been included in fixed-fee service revenues in the Company’s condensed consolidated statements of operations.

Charter and Other Revenue - Charter and other revenue primarily consists of revenue related to our dedicated and co-sold scheduled charters, the marketing component of our co-branded credit cards, cargo revenues, interline and ground handling fees, and lease revenue for aircraft subleased under operating leases. Also, during the three and six months ended June 30, 2011, we included revenue from commuter slots leased to US Airways at Ronald Reagan Washington National Airport. Charter and cargo revenues are recognized at the point that are charter service and cargo revenue is realizable and earned, which is when the transportation is provided. All other revenue is recognized as revenue when the related goods and services are provided.

During the three and six months ended June 30, 2012, we recognized charter revenues of $24.6 million and $57.3 million, respectively. Charter revenue for the three and six months ended June 30, 2011, was $2.1 million and $7.5 million, respectively. The increase in charter revenues is due to the growth in our relationship with Apple Vacations that started in October 2011.

Restricted Cash – Restricted cash primarily consists of funds held as collateral for bankcard and credit card processors and are invested in money market accounts or held by credit card processors directly. These contracts with the processors require a holdback of funds equal to a certain percentage of the air traffic liability associated with the estimated amount of bankcard transactions. The Company also maintains restricted amounts for satisfying debt and lease payments due within the next year and certificates of deposit that secure certain letters of credit issued for workers' compensation claim reserves and certain airport authorities. Restricted cash is carried at cost, which management believes approximates fair value.

Assets Held for Sale – Assets held for sale at June 30, 2012 consist of flight equipment and spare aircraft parts recorded at the lower of carrying value or their estimated fair value, less cost to sell.

Stockholders’ Equity – For the period from December 31, 2011 through June 30, 2012, additional paid-in capital increased to $410.8 million from $409.4 million due to $1.4 million of stock compensation expense, accumulated other comprehensive loss decreased to $3.8 million from $4.0 million due to the reclassification adjustment for loss realized on derivatives, net of tax, and accumulated earnings increased from $236.9 million to $249.9 million based on current year to date net income.

Net Income (Loss) Per Common Share – The following table is based on the weighted average number of common shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic and diluted income (loss) per share:

Net income (loss)	$20.0	$(14.9)	$12.9	$(37.3)

Income effect of assumed-conversion interest on 8.0% convertible debt	0.3	—	—	—

Income (loss) after assumed conversion	$20.3	$(14.9)	$12.9	$(37.3)

Weighted average common shares outstanding	48.4	48.2	48.4	48.2
Effect of dilutive securities:
Stock options	0.2	—	0.1	—
Convertible debt	2.2	—	—	—
Shares used to computed diluted earnings per share	50.8	48.2	48.5	48.2

Basic income (loss) per share	0.41	(0.31)	0.27	(0.77)

Diluted income (loss) per share	0.40	(0.31)	0.27	(0.77)

The Company excluded 4.0 million and 4.3 million employee stock options from the calculation of diluted net income (loss) per share due to their anti-dilutive impact for the three months ended June 30, 2012 and 2011, respectively. The Company excluded 4.2 million employee stock options from the calculation of diluted net income (loss) per share due to their anti-dilutive impact for the six months ended June 30, 2012 and 2011.

Included in the Company's debt is a convertible note payable that has a $22.3 million face value and is convertible in whole or in part for up to 2.2 million shares of the Company’s common stock as of June 30, 2012.  The convertible note payable was dilutive for the three months ended June 30, 2012 and anti-dilutive for the six months ended June 30, 2012.

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

Level 1	quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2	quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	unobservable inputs for the asset or liability.

The following table sets forth information regarding the Company's assets (liabilities) measured at fair value on a recurring basis (in millions):

Prepaid Expenses	June 30, 2012	Level 1	Level 2	Level 3
Fuel hedge contracts not designated as hedges	$2.2	$—	$2.2	$—

Prepaid Expenses	June 30, 2011	Level 1	Level 2	Level 3
Fuel hedge contracts not designated as hedges	$4.1	$—	$4.1	$—

Fuel Derivatives - The Company’s derivative contracts are privately negotiated contracts and are not exchange traded.   The recurring fair value measurements based on level 2 inputs are estimated with pricing models that employ observable and certain unobservable inputs.  Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.

Derivative Losses (Gains) - The Company does not hold or issue any derivative financial instruments for speculative trading purposes.  The Company chose not to designate these derivatives as hedges, and as such, realized and unrealized mark-to-market adjustments are included in aircraft fuel expense in the condensed consolidated statements of operations.

The following table sets forth information regarding the Company's realized and unrealized losses (gains) recorded in the condensed consolidated statements of comprehensive loss related to our hedge contracts (in millions):

	June 30, 2012
Three months ended	2012	2011
Aircraft fuel expense	$3.4	$3.6

Six months ended	2012	2011
Aircraft fuel expense (benefit)	$3.4	$(5.2)

Fair Value of Debt - Market risk associated with our fixed and variable rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates. In the table below, the aggregate fair value of debt was based primarily on reported market values, recently completed market transactions and estimates based on interest rates, maturities, credit risk and underlying collateral and is classified primarily as Level 2 within the fair value hierarchy.

	June 30	December 31
	2012	2011
Total debt at par value	$2,256.9	$2,361.5
Unamortized discount, net	(2.3)	(2.4)
Net carrying amount	$2,254.6	$2,359.1
Fair value	2,213.4	2,262.4

New Accounting Pronouncements – In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The standard revises the guidance for evaluating impairment on indefinite-lived intangible assets. It is effective for fiscal years beginning after September 15, 2012, and the impact to the consolidated financial statements is being evaluated by the Company.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income. The amendments in ASU 2011-12 superceded certain pending paragraphs in ASU 2011-05 to effectively defer only those changes in ASU 2011-05 that related to the presentation of reclassification adjustments out of accumulated other comprehensive income. It became effective for fiscal years beginning after December 15, 2011. The Company adopted this accounting standard on January 1, 2012 and the impact to the consolidated financial statements was not material.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income - Presentation of Comprehensive Income. The standard revises guidance for the presentation and prominence of the items reported in other comprehensive income. It became effective for fiscal years beginning after December 15, 2011. The Company adopted this accounting standard on January 1, 2012 and the impact to the consolidated financial statements was not material.

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

3.  Debt

We are required to comply with certain financial covenants under certain financing arrangements.  We are required to maintain a level of minimum unrestricted cash and maintain cash flow and working capital covenants.  As of June 30, 2012, we were in compliance with all our covenants.

4. Commitments and Contingencies

The following table below displays the Company's future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due by Period
						Beyond
	2012	2013	2014	2015	2016	2017	Total
Debt or lease financed aircraft under purchase obligations	$13.0	$68.0	$0.5	$792.2	$1,492.3	$7,427.8	$9,793.8
Engines under firm orders	4.7	—	—	14.0	21.0	7.0	46.7
Total contractual obligations for aircraft and engines	$17.7	$68.0	$0.5	$806.2	$1,513.3	$7,434.8	$9,840.5

The Company included the final delivery payment related to the Airbus NEO purchase agreement based on anticipated delivery dates beginning in 2016 and thereafter.

Contingencies

The Company is subject to certain legal and administrative actions which management considers routine to its business activities. As of June 30, 2012 management believes, after consultation with legal counsel, the ultimate outcome of any pending legal matters, except the information discussed below, will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

On June 10, 2011, Frontier reached a tentative agreement with the Frontier pilots (the “Pilots”) then represented by the Frontier Airlines Pilot Association ("FAPA"), pursuant to which FAPA agreed in principle to the restructuring of certain wages and benefits. On June 17, 2011, the tentative agreement was ratified by the Pilots.

The agreement included, among other things, (i) the postponement of certain pay increases, (ii) reduced Company contributions to the Pilots' 401(k) plan, (iii) reduced accruals for vacation days and sick days and (iv) an extension of the collective bargaining agreement by two years (collectively, the "Investment"). In exchange for the Investment, the Frontier pilots will receive an equity stake in Frontier or cash settlement valued at $7.2 million, which vests over the term of the agreement. As of June 30, 2012 the Company has recorded an accrued liability of $1.8 million for the equity stake. The Company has agreed to certain other conditions which must be met during the term to continue the Investment by the Frontier pilots. Those conditions include aircraft growth at Frontier, a liquidity raise, subject to suitable market conditions, of at least $70 million by the Company through debt offerings, assets sales, or other financings, material execution of Frontier's restructuring program by the end of 2011, and a good faith effort by the Company to attract equity investment(s) in Frontier that would reduce the Company's ownership of Frontier to a minority interest by December 31, 2014. In addition, the Company agreed to establish a profit sharing program for Frontier employees. As of June 30, 2012, the Company remains in compliance with these conditions.

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

As of June 30, 2012, approximately 58% of the Company's workforce is employed under union contracts. The union contracts for our pilots and our flight attendants, except Frontier’s pilots, are currently amendable. Although we have never had a work interruption or stoppage, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. If we are unable to reach agreement with any of our unionized work groups on the amended terms of their collective bargaining agreements, we may be subject to work interruptions and/or stoppages. Any sustained work stoppages could adversely affect our ability to fulfill our obligations under our fixed-fee and pro rate agreements and could have a material adverse effect on our financial condition and results of operations.

5. Segment Reporting

Based on our continual monitoring of the long-term economic characteristics, airline processes, class of customer, and route operations flown as a part of our operating segments, we have identified each of our operating segments below as reportable segments. The Company has changed its presentation of business segments in 2012 primarily due to changes in management and organizational structure and has revised the prior year's information to conform to the current period segment presentation. We believe this segmentation is appropriate based upon operating decisions and performance assessments by our chief operating decision maker.

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

Financial information as of and for the three months ended June 30, 2012 and 2011 for the Company’s reportable segments is as follows (in millions):

Three Months Ended
June 30, 2012	Republic	Frontier	Total
TOTAL OPERATING REVENUES	$357.4	$370.7	$728.1
OPERATING EXPENSES:
Wages and benefits	72.8	66.3	139.1
Aircraft fuel	54.4	136.8	191.2
Landing fees and airport rents	15.9	27.8	43.7
Aircraft and engine rent	28.4	33.1	61.5
Maintenance and repair	55.1	14.4	69.5
Insurance and taxes	6.7	4.3	11.0
Depreciation and amortization	40.6	7.3	47.9
Promotion and sales	3.5	25.9	29.4
Other	30.3	39.3	69.6
Total operating expenses	307.7	355.2	662.9
OPERATING INCOME	49.7	15.5	65.2
Total non-operating expense, net	(30.7)	(1.4)	(32.1)
INCOME BEFORE INCOME TAXES	$19.0	$14.1	$33.1

Total assets	$2,987.9	$902.2	$3,890.1
Total debt	2,099.0	155.6	2,254.6

Three Months Ended
June 30, 2011	Republic	Frontier	Total
TOTAL OPERATING REVENUES	$406.5	$333.2	$739.7
OPERATING EXPENSES:
Wages and benefits	75.2	69.5	144.7
Aircraft fuel	88.3	138.5	226.8
Landing fees and airport rents	16.2	26.8	43.0
Aircraft and engine rent	29.4	35.9	65.3
Maintenance and repair	63.7	14.5	78.2
Insurance and taxes	7.2	3.7	10.9
Depreciation and amortization	44.2	7.0	51.2
Promotion and sales	7.1	26.5	33.6
Other	32.2	41.6	73.8
Total operating expenses	363.5	364.0	727.5
OPERATING INCOME (LOSS)	43.0	(30.8)	12.2
Total other non-operating expense, net	(33.0)	(1.8)	(34.8)
INCOME (LOSS) BEFORE INCOME TAXES	$10.0	$(32.6)	$(22.6)

Total assets	$3,250.4	$1,048.8	$4,299.2
Total debt	2,243.9	197.0	2,440.9

Financial information as of and for the six months ended June 30, 2012 and 2011 for the Company’s reportable segments is as follows (in millions):

Six Months Ended
June 30, 2012	Republic	Frontier	Total
TOTAL OPERATING REVENUES	$712.6	$713.1	$1,425.7
OPERATING EXPENSES:
Wages and benefits	143.2	134.7	277.9
Aircraft fuel	114.2	268.7	382.9
Landing fees and airport rents	32.3	56.6	88.9
Aircraft and engine rent	57.1	67.1	124.2
Maintenance and repair	111.5	33.5	145.0
Insurance and taxes	12.9	8.6	21.5
Depreciation and amortization	81.3	14.3	95.6
Promotion and sales	6.9	52.3	59.2
Other	61.2	81.9	143.1
Total operating expenses	620.6	717.7	1,338.3
OPERATING INCOME (LOSS)	92.0	(4.6)	87.4
Total non-operating expense, net	(62.1)	(2.9)	(65.0)
INCOME (LOSS) BEFORE INCOME TAXES	$29.9	$(7.5)	$22.4

Total assets	$2,987.9	$902.2	$3,890.1
Total debt	2,099.0	155.6	2,254.6

Six Months Ended
June 30, 2011	Republic	Frontier	Total
TOTAL OPERATING REVENUES	$778.4	$620.4	$1,398.8
OPERATING EXPENSES:
Wages and benefits	147.3	137.1	284.4
Aircraft fuel	163.9	243.7	407.6
Landing fees and airport rents	33.6	51.9	85.5
Aircraft and engine rent	59.1	66.3	125.4
Maintenance and repair	117.6	30.7	148.3
Insurance and taxes	14.1	7.2	21.3
Depreciation and amortization	88.2	14.1	102.3
Promotion and sales	13.6	58.7	72.3
Other	61.4	78.7	140.1
Total operating expenses	698.8	688.4	1,387.2
OPERATING INCOME (LOSS)	79.6	(68.0)	11.6
Total other non-operating expense, net	(66.5)	(3.6)	(70.1)
INCOME (LOSS) BEFORE INCOME TAXES	$13.1	$(71.6)	$(58.5)

Total assets	$3,250.4	$1,048.8	$4,299.2
Total debt	2,243.9	197.0	2,440.9

6. Recent Business Developments and Subsequent Events

On May 14, 2012, the Company announced that it had reached a tentative agreement with Continental Airlines, Inc. to operate 32 Q400 aircraft under the United Express brand. The agreement was finalized on July 20, 2012. The eight year agreement includes the four Q400 aircraft that Republic previously operated under pro-rate service in Denver for Frontier plus 28 additional aircraft leased from Export Development of Canada ("EDC").
During the second quarter of 2012, in exchange for allowing Delta to use certain slots, Delta agreed to allow certain Wisconsin members of our Rapid Rewards Frequent Flier program to transfer their miles to Delta's Sky Miles program.  The transfer period runs through August 31, 2012.

On June 26, 2012, the Company has amended its capacity purchase agreement (CPA) between Chautauqua Airlines, its 50-seat subsidiary, and Continental Airlines. The amended terms of the CPA provide an extension of service, and the operation of an additional four E145 aircraft through August 2014. Chautauqua will operate a total of 12 aircraft under the amended agreement, by September 2012.

On July 25, 2012, the Company reached an agreement in principle to sell five E190 aircraft to US Airways. The sale of the aircraft is subject to final documentation. If complete, the first two aircraft would be scheduled for delivery in the fourth quarter of 2012 with the remaining three to be delivered in early 2013.

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

Overview

We are a Delaware holding company organized in 1996 that offers scheduled passenger service through our wholly-owned operating air carrier subsidiaries: Chautauqua Airlines, Inc. ("Chautauqua"), Shuttle America Corporation ("Shuttle"), Republic Airline, Inc. ("Republic Airline"), and Frontier Airlines, Inc. ("Frontier"). Unless the context indicates otherwise, the terms the "Company," "we," "us," or "our" refer to Republic Airways Holdings Inc. and our subsidiaries.

As of June 30, 2012, the Company’s operating airline subsidiaries offered scheduled passenger service on 1,474 flights daily to 131 cities in 46 states, Canada, Mexico, and Costa Rica under scheduled passenger service operations as Frontier Airlines and through fixed-fee code-share agreements with AMR Corp., the parent of American Airlines, Inc. ("American"), Continental Airlines, Inc. ("Continental"), Delta Air Lines, Inc. ("Delta"), United Air Lines, Inc. ("United"), and US Airways, Inc. ("US Airways") (collectively referred to as our "Partners").

Our Frontier network has a regional focus in Denver, CO.  The passenger service operation exposes us to changes in passenger demand, fare competition and fluctuations in fuel prices.

Fleet

During the six months ended June 30, 2012, our operational fleet decreased from 281 to 258. The Company had sixteen 37-76 seat aircraft and two Q400 aircraft that were temporarily parked. The Company returned to the lessor; two ERJ 135's, two A318's, and one A319. One ERJ 170 was contracted out for sublease flying and the Company took delivery of one A320 aircraft.

Segments

Based on our continual monitoring of the long-term economic characteristics, airline processes, class of customer, and route operations flown as a part of our operating segments, we have identified a change in our operating segments during the first quarter of 2012. The Company has adjusted its presentation of business segments in 2012 and has revised the prior year's information to conform to the current period segment presentation. We believe this segmentation is appropriate based upon operating decisions and performance assessments by our chief operating decision maker.

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

Under the Company's pro-rate agreements, Republic is allocated an industry standard pro-rata portion of ticket revenue, while Frontier retains all connect revenues as well as ancillary revenues on regional flights. Frontier maintains certain rights to deploy the regional aircraft and maintains control of pricing and revenue management. Frontier also retains responsibility for all customer service expenses, including airport rents. Selling and distribution costs are shared between Republic and Frontier. Republic incurs fuel expense based on gallons consumed flying under the pro-rate agreement.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table sets forth operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights - Republic	Three Months Ended June 30,
	2012	2011	Change
Total revenues (millions)	$357.4	$406.5	(12.1)%
Total fuel expense (millions)[1]	$54.4	$88.3	(38.4)%
Operating aircraft at period end:
37-50 seats[10]	71	76	(6.6)%
69-99 seats[11]	149	148	0.7%
Block hours[7]	172,009	188,915	(8.9)%
Departures	100,917	110,730	(8.9)%
Passengers carried	5,097,549	5,559,477	(8.3)%
Revenue passenger miles ("RPM") (millions) [2]	2,569	2,888	(11.0)%
Available seat miles ("ASM") (millions) [3]	3,349	3,774	(11.3)%
Passenger load factor [4]	76.7%	76.5%	0.2 pts
Cost per ASM, including interest expense (cents) 5 6	10.10	10.50	(3.8)%
Cost per ASM, including interest expense and excluding fuel expense (cents)[6]	8.48	8.16	3.8%
Gallons consumed	16,675,906	24,867,851	(32.9)%
Average cost per gallon	$3.26	$3.55	(8.2)%
Average daily utilization of each aircraft (hours) [8]	9.8	10.1	(3.0)%
Average length of aircraft flight (miles)	454	444	2.3%
Average seat density	74	77	(3.9)%

Operating Highlights - Frontier	Three Months Ended June 30,
	2012	2011	Change
Total revenues (millions)	$370.7	$333.2	11.3%
Total fuel expense (millions)	$136.8	$138.5	(1.2)%
Operating aircraft at period end:
120 seats	3	4	(25.0)%
136-138 seats	39	41	(4.9)%
162-168 seats	16	15	6.7%
Passengers carried	2,739,018	2,659,912	3.0%
Revenue passenger miles ("RPM") (millions) [2]	2,743	2,618	4.7%
Available seat miles ("ASM") (millions) [3]	3,042	2,961	2.7%
Passenger load factor [4]	90.1%	88.4%	1.7 pts
Total revenue per available seat mile (cents)	12.18	11.25	8.3%
Operating cost per ASM (cents) 5 6 9	11.68	12.29	(5.0)%
Fuel cost per available seat mile (cents) [9]	4.50	4.68	(3.8)%
Cost per ASM, excluding fuel expense (cents)[6]	7.18	7.61	(5.7)%
Gallons consumed	40,885,349	39,717,345	2.9%
Average cost per gallon [9]	$3.35	$3.49	(4.0)%
Block hours[7]	54,959	55,194	(0.4)%
Departures	21,611	21,892	(1.3)%
Average daily utilization of each aircraft (hours) [8]	11.2	11.5	(2.6)%
Average length of aircraft flight (miles)	1,011	971	4.1%
Average seat density	139	139	—%

1.	Includes $25.1 million and $27.7 million for the three months ended June 30, 2012 and 2011, respectively, which is passed-through under our fixed-fee agreements with our Partners.

2.	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

3.	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

4.	Passenger load factor is revenue passenger miles divided by available seat miles.

5.	Total operating costs divided by available seat miles.

6.
Total operating and interest expenses is not a calculation based on accounting principles generally accepted in the United States of America and should not be considered as an alternative to total operating expenses. Cost per available seat mile utilizing this measurement is included, as it is a measurement recognized by the investing public relative to the airline industry.

7.	Hours from takeoff to landing, including taxi time.

8.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

9.	Includes mark-to-market fuel hedge expense of $3.4 and $3.6 million for the three months ended June 30, 2012 and 2011.

10.	Includes 14 aircraft as of June 30, 2012 that are unassigned and one and 17 aircraft as of June 30, 2012 and 2011, respectively, operating under pro-rate agreements with Frontier.

11.	Includes six aircraft as of June 30, 2012 that are unassigned and 17 and 32 aircraft as of June 30, 2012 and 2011, respectively, operating under pro-rate agreements with Frontier.

The following table sets forth information regarding the Company’s revenues and expenses for the three months ended June 30, 2012 and 2011. Individual expense components are also expressed in cents per ASM. (In millions unless otherwise indicated).

Three Months Ended	Republic	Cost per ASM	Republic	Cost per ASM
June 30	2012	(cents)	2011	(cents)
TOTAL OPERATING REVENUES	$357.4		$406.5
OPERATING EXPENSES:
Wages and benefits	72.8	2.17	75.2	1.99
Aircraft fuel	54.4	1.62	88.3	2.34
Landing fees and airport rents	15.9	0.47	16.2	0.43
Aircraft and engine rent	28.4	0.85	29.4	0.78
Maintenance and repair	55.1	1.65	63.7	1.69
Insurance and taxes	6.7	0.20	7.2	0.19
Depreciation and amortization	40.6	1.21	44.2	1.17
Promotion and sales	3.5	0.10	7.1	0.19
Other	30.3	0.90	32.2	0.85
Total operating expenses	307.7	9.19	363.5	9.63
OPERATING INCOME	49.7		43.0
Total non-operating expense, net	(30.7)	(0.92)	(33.0)	(0.87)
INCOME (LOSS) BEFORE INCOME TAXES	$19.0		$10.0

Three Months Ended	Frontier	Cost per ASM	Frontier	Cost per ASM
June 30	2012	(cents)	2011	(cents)
TOTAL OPERATING REVENUES	$370.7		$333.2
OPERATING EXPENSES:
Wages and benefits	66.3	2.18	69.5	2.35
Aircraft fuel	136.8	4.50	138.5	4.68
Landing fees and airport rents	27.8	0.91	26.8	0.91
Aircraft and engine rent	33.1	1.09	35.9	1.21
Maintenance and repair	14.4	0.47	14.5	0.49
Insurance and taxes	4.3	0.14	3.7	0.12
Depreciation and amortization	7.3	0.24	7.0	0.24
Promotion and sales	25.9	0.85	26.5	0.89
Other	39.3	1.29	41.6	1.40
Total operating expenses	355.2	11.68	364.0	12.29
OPERATING INCOME (LOSS)	15.5		(30.8)
Total non-operating expense, net	(1.4)	(0.05)	(1.8)	(0.06)
INCOME (LOSS) BEFORE INCOME TAXES	$14.1		$(32.6)

Republic

Operating Revenues

Operating revenue in 2012 decreased 12.1%, or $49.1 million, to $357.4 million from $406.5 million primarily as a result of a decrease in the amount of aircraft flying for the Republic segment.   Total operating and interest expenses, excluding fuel expense, decreased 7.9%, or $24.2 million, to $284.0 million in 2012 compared to $308.2 million in 2011.

Factors relating to significant changes in operating expenses are discussed below.

Aircraft fuel expense decreased 38.3%, or $33.9 million, to $54.4 million for 2012 compared to $88.3 million for 2011, due primarily to the decrease in gallons consumed because of a reduction in pro-rate flying as well as a decrease in the average price per gallon to $3.26 in 2012 from $3.55 per gallon in 2011. The unit cost decreased to 1.62¢ in 2012 compared to 2.34¢ in 2011.

Maintenance and repair expenses decreased by 13.5%, or $8.6 million, to $55.1 million in 2012 compared to $63.7 million for 2011 due mainly to fewer engine restoration events on ERJ aircraft. The unit cost decreased to 1.65¢ in 2012 compared to 1.69¢ in 2011.

Promotion and sales expenses decreased by 50.7%, or $3.6 million, to $3.5 million in 2012 compared to $7.1 million for 2011 due mainly to a decrease in pro-rate operations. The unit cost decreased to 0.10¢ in 2012 compared to 0.19¢ in 2011.

Frontier

Operating Revenues

Operating revenue in 2012 increased 11.3%, or $37.5 million, to $370.7 million from $333.2 million primarily as a result of an improvement in Frontier's unit revenue.   Total operating and interest expenses, excluding fuel expense, decreased 3.3%, or $7.5 million, to $219.8 million in 2012 compared to $227.3 million in 2011.

Factors relating to significant changes in operating expenses are discussed below.

Aircraft fuel expense decreased 1.2%, or $1.7 million, to $136.8 million for 2012 compared to $138.5 million for 2011, due primarily to a decrease in the average price per gallon to $3.35 in 2012 from $3.49 per gallon in 2011. The unit cost decreased to 4.50¢ in 2012 compared to 4.68¢ in 2011.

Aircraft and engine rent expenses decreased by 7.8%, or $2.8 million, to $33.1 million in 2012 compared to $35.9 million for 2011 due mainly to lower aircraft rent expense on restructured leases. The unit cost decreased to 1.09¢ in 2012 compared to 1.21¢ in 2011.

Consolidated

We recorded an income tax expense of $13.1 million or 39.6% effective tax rate in the current quarter compared with an income tax benefit of $7.7 million or 34.1% effective tax rate in the prior year quarter.  The effective tax rate for the current quarter is higher than the statutory rate due to state income taxes. The effective tax rate for the prior year quarter was lower than the statutory rate due to the net effect of state income tax and non-deductible meals and entertainment expense, primarily for our flight crews.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table sets forth operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights - Republic	Six Months Ended June 30,
	2012	2011	Change
Total revenues (millions)	$712.6	$778.4	(8.5)%
Total fuel expense (millions)[1]	$114.2	$163.9	(30.3)%
Operating aircraft at period end:
37-50 seats[10]	71	76	(6.6)%
69-99 seats[11]	149	148	0.7%
Block hours[7]	346,711	372,211	(6.9)%
Departures	201,736	217,477	(7.2)%
Passengers carried	9,615,503	10,411,416	(7.6)%
Revenue passenger miles ("RPM") (millions) [2]	4,869	5,405	(9.9)%
Available seat miles ("ASM") (millions) [3]	6,720	7,404	(9.2)%
Passenger load factor [4]	72.5%	73.0%	-0.5 pts
Cost per ASM, including interest expense (cents) 5 6	10.16	10.34	(1.7)%
Cost per ASM, including interest expense and excluding fuel expense (cents)[6]	8.46	8.12	4.2%
Gallons consumed	34,646,257	49,372,820	(29.8)%
Average cost per gallon	3.30	3.32	(0.6)%
Average daily utilization of each aircraft (hours) [8]	$9.9	$10.0	(1.0)%
Average length of aircraft flight (miles)	454	442	2.7%
Average seat density	74	77	(3.9)%

Operating Highlights - Frontier	Six Months Ended June 30,
	2012	2011	Change
Total revenues (millions)	$713.1	$620.4	14.9%
Total fuel expense (millions)	$268.7	$243.7	10.3%
Operating aircraft at period end:
120 seats	3	4	(25.0)%
136-138 seats	39	41	(4.9)%
162-168 seats	16	15	6.7%
Passengers carried	5,256,490	4,802,942	9.4%
Revenue passenger miles ("RPM") (millions) [2]	5,284	4,800	10.1%
Available seat miles ("ASM") (millions) [3]	6,042	5,669	6.6%
Passenger load factor [4]	87.4%	84.7%	2.7 pts
Total revenue per available seat mile (cents)	11.80	10.94	7.9%
Operating cost per ASM (cents) 5 6 9	11.88	12.14	(2.1)%
Fuel cost per available seat mile (cents) [9]	4.45	4.30	3.5%
Cost per ASM, excluding fuel expense (cents)[6]	7.43	7.84	(5.2)%
Gallons consumed	79,842,719	76,458,000	4.4%
Average cost per gallon [9]	$3.37	$3.19	5.6%
Block hours[7]	109,882	106,838	2.8%
Departures	42,857	41,788	2.6%
Average daily utilization of each aircraft (hours) [8]	11.2	11.6	(3.4)%
Average length of aircraft flight (miles)	1,004	998	0.6%
Average seat density	141	136	3.7%

1.	Includes $49.6 million and $49.8 million for the six months ended June 30, 2012 and 2011, respectively, which is passed-through under our fixed-fee agreements with our Partners.

2.	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

3.	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

4.	Passenger load factor is revenue passenger miles divided by available seat miles.

5.	Total operating costs divided by available seat miles.

6.
Total operating and interest expenses is not a calculation based on accounting principles generally accepted in the United States of America and should not be considered as an alternative to total operating expenses. Cost per available seat mile utilizing this measurement is included, as it is a measurement recognized by the investing public relative to the airline industry.

7.	Hours from takeoff to landing, including taxi time.

8.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

9.	Includes mark-to-market fuel hedge expense of $3.4 and a benefit of $5.2 million for the six months ended June 30, 2012 and 2011.

10.	Includes 14 aircraft as of June 30, 2012 that are unassigned and one and 17 aircraft as of June 30, 2012 and 2011, respectively, operating under pro-rate agreements with Frontier.

11.	Includes six aircraft as of June 30, 2012 that are unassigned and 17 and 32 aircraft as of June 30, 2012 and 2011, respectively, operating under pro-rate agreements with Frontier.

The following table sets forth information regarding the Company’s revenues and expenses for the six months ended June 30, 2012 and 2011. Individual expense components are also expressed in cents per ASM. (In millions unless otherwise indicated).

Six Months Ended	Republic	Cost per ASM	Republic	Cost per ASM
June 30	2012	(cents)	2011	(cents)
TOTAL OPERATING REVENUES	$712.6		$778.4
OPERATING EXPENSES:
Wages and benefits	143.2	2.13	147.3	1.99
Aircraft fuel	114.2	1.70	163.9	2.21
Landing fees and airport rents	32.3	0.48	33.6	0.45
Aircraft and engine rent	57.1	0.85	59.1	0.80
Maintenance and repair	111.5	1.66	117.6	1.59
Insurance and taxes	12.9	0.19	14.1	0.19
Depreciation and amortization	81.3	1.21	88.2	1.19
Promotion and sales	6.9	0.10	13.6	0.18
Other	61.2	0.91	61.4	0.83
Total operating expenses	620.6	9.24	698.8	9.44
OPERATING INCOME	92.0		79.6
Total non-operating expense, net	(62.1)	(0.92)	(66.5)	(0.90)
INCOME (LOSS) BEFORE INCOME TAXES	$29.9		$13.1

Six Months Ended	Frontier	Cost per ASM	Frontier	Cost per ASM
June 30	2012	(cents)	2011	(cents)
TOTAL OPERATING REVENUES	$713.1		$620.4
OPERATING EXPENSES:
Wages and benefits	134.7	2.23	137.1	2.42
Aircraft fuel	268.7	4.45	243.7	4.30
Landing fees and airport rents	56.6	0.94	51.9	0.92
Aircraft and engine rent	67.1	1.11	66.3	1.17
Maintenance and repair	33.5	0.55	30.7	0.54
Insurance and taxes	8.6	0.14	7.2	0.13
Depreciation and amortization	14.3	0.24	14.1	0.25
Promotion and sales	52.3	0.87	58.7	1.04
Other	81.9	1.36	78.7	1.39
Total operating expenses	717.7	11.88	688.4	12.14
OPERATING INCOME (LOSS)	(4.6)		(68.0)
Total non-operating expense, net	(2.9)	(0.05)	(3.6)	(0.06)
INCOME (LOSS) BEFORE INCOME TAXES	$(7.5)		$(71.6)

Republic

Operating Revenues

Operating revenue in 2012 decreased 8.5%, or $65.8 million, to $712.6 million from $778.4 million primarily as a result of a decrease in the amount of aircraft flying for the Republic segment.   Total operating and interest expenses, excluding fuel expense, decreased 5.5%, or $32.9 million, to $568.5 million in 2012 compared to $601.4 million in 2011.

Factors relating to significant changes in operating expenses are discussed below.

Aircraft fuel expense decreased 30.3%, or $49.7 million, to $114.2 million for 2012 compared to $163.9 million for 2011, due primarily to the decrease in pro-rate operations. The unit cost decreased to 1.70¢ in 2012 compared to 2.21¢ in 2011.

Maintenance and repair expenses decreased by 5.2%, or $6.1 million, to $111.5 million in 2012 compared to $117.6 million for 2011 due mainly to fewer engine restoration events on ERJ aircraft. The unit cost increased to 1.66¢ in 2012 compared to 1.59¢ in 2011.

Promotion and sales expenses decreased by 49.3%, or $6.7 million, to $6.9 million in 2012 compared to $13.6 million for 2011 due mainly to decreasing pro rate operations. The unit cost decreased to 0.10¢ in 2012 compared to 0.18¢ in 2011.

Frontier

Operating Revenues

Operating revenue in 2012 increased 14.9%, or $92.7 million, to $713.1 million from $620.4 million primarily as a result of an improvement in Frontier's unit revenue.   Total operating and interest expenses, excluding fuel expense, increased 0.8%, or $3.6 million, to $451.9 million in 2012 compared to $448.3 million in 2011.

Factors relating to significant changes in operating expenses are discussed below.

Aircraft fuel expense increased 10.3%, or $25.0 million, to $268.7 million for 2012 compared to $243.7 million for 2011, due primarily to an increase in the average price per gallon to $3.37 in 2012 from $3.19 per gallon in 2011. The unit cost increased to 4.45¢ in 2012 compared to 4.30¢ in 2011.

Landing fees and airport rent expenses increased by 9.1%, or $4.7 million, to $56.6 million in 2012 compared to $51.9 million for 2011 due mainly to increased landing rates across the Frontier network. The unit cost increased to 0.94¢ in 2012 compared to 0.92¢ in 2011.

Promotion and sales expenses decreased by 10.9%, or $6.4 million, to $52.3 million in 2012 compared to $58.7 million for 2011 due mainly to a decrease in advertising expenses. The unit cost decreased to 0.87¢ in 2012 compared to 1.04¢ in 2011.

Consolidated

We recorded an income tax expense of $9.5 million or 42.4% effective tax rate in the six months ended June 30, 2012 compared with an income tax benefit of $21.2 million or 36.2% effective tax rate in the prior six months ended June 30, 2011.  The effective tax rate for the current quarter is higher than the statutory rate due to state income taxes. The effective tax rate for the prior year quarter was lower than the statutory rate due to the net effect of state income tax and non-deductible meals and entertainment expense, primarily for our flight crews.

Liquidity and Capital Resources

As of June 30, 2012, we had a total cash balance of $410.4 million, of which $180.3 million was unrestricted, and a working capital deficit of $178.5 million. Working capital deficits are customary for airlines since the air traffic liability and a portion of the frequent flyer liability are classified as current liabilities. Our liquidity depends to a large extent on the financial strength of our Partners in relation to our fixed-fee business and the number of passengers who fly in our passenger service business, the fares they pay, our operating and capital expenditures, our financing activities, the amount of cash holdbacks imposed by our credit card processors, and the cost of fuel. We cannot predict what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as volatile fuel prices, a depressed economy, a global credit and liquidity crisis, weather-related disruptions, the impact of airline bankruptcies or consolidations, U.S. military actions or acts of terrorism. An inability to obtain necessary additional liquidity on acceptable terms would have a material adverse impact on the Company and its ability to sustain its operations.

We are required to maintain $125.0 million of unrestricted cash in order to remain compliant with certain of our financing agreements. Our ability to maintain unrestricted cash levels above this minimum unrestricted cash covenant is dependent on our ability to generate sufficient funds from operations to fund operating expenses, maintenance deposits for leased aircraft, maturities of debt, capital expenditures and other contractual obligations. A substantial portion of the Company's assets are encumbered, and the Company has a limited quantity of assets that could be used as collateral in future financings. There can be no assurance that the Company will be successful in obtaining financings at sufficient levels or on acceptable terms. An inability to obtain necessary additional funding on acceptable terms could have a material adverse impact on the Company's financial condition. The Company currently anticipates that its unrestricted cash on hand, the cash generated from operations, and potential other liquidity initiatives, including but not limited to asset sales or financings, will be sufficient to meet its minimum cash covenants and anticipated working capital and capital expenditure requirements for the next twelve months; however, there can be no assurances to that effect.

Net cash provided by operating activities in the six months ended June 30, 2012 was $82.7 million, an increase of $57.8 million from $24.9 million in net cash provided for the six months ended June 30, 2011.  The $57.8 million increase in operating cash flows is primarily attributable to higher pre-tax income during the second quarter of 2012 as compared to second quarter of 2011.

Net cash used in investing activities was ($16.0) million compared to net cash provided by investing activities of $16.1 million for the six months ended June 30, 2012 and 2011, respectively.  During the six months ended June 30, 2011, we sold aircraft and other equipment for proceeds of approximately $53.2 million, offset by $19.4 million of aircraft pre-delivery deposits ("PDPs"). During the six months ended June 30, 2012, there were minimal aircraft and other equipment sales and no PDP's.

Net cash used in financing activities was $105.7 million and $140.9 million for the six months ended June 30, 2012 and 2011, respectively.  The $35.2 million decrease in cash used in financing activities relates primarily to the early extinguishment of aircraft debt of $50.4 million, offset by $13.8 million of proceeds received from our co-branded card provider during the first six months of 2011. The Company's normal recurring principal payments were $105.5 million and $104.1 million for the six months ended June 30, 2012 and 2011, respectively.

Aircraft Leases and Other Off-Balance Sheet Arrangements

We have significant obligations for aircraft and engines that are classified as operating leases, and therefore are not reflected as liabilities on our balance sheet. Our aircraft leases expire between 2012 and 2024. As of June 30, 2012, our total mandatory payments under operating leases for aircraft aggregated approximately $1.7 billion and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $257.6 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. These leases expire through 2033. As of June 30, 2012, our total mandatory payments under other non-cancelable operating leases aggregated approximately $123.3 million. Total minimum annual other rental payments for the next 12 months are approximately $20.2 million.

Purchase Commitments

The following table below displays the Company's future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due By Period
						Beyond
	2012	2013	2014	2015	2016	2017	Total
Debt or lease financed aircraft under purchase obligations	$13.0	$68.0	$0.5	$792.2	$1,492.3	$7,427.8	$9,793.8
Engines under firm orders	4.7	—	—	14.0	21.0	7.0	46.7
Total contractual obligations for aircraft and engines	$17.7	$68.0	$0.5	$806.2	$1,513.3	$7,434.8	$9,840.5

The Company included the final delivery payment related to the Airbus NEO purchase agreement based on anticipated delivery dates beginning in 2016 and thereafter.

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for an entire year, since the airline industry is subject to seasonal fluctuations and general economic conditions.  Our operations are somewhat favorably affected by increased travel on our routes, historically occurring during the summer months, and unfavorably affected by decreased travel during the months November through February and by inclement weather, which occasionally results in canceled flights during the winter months.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The standard revises the guidance for evaluating impairment on indefinite-lived intangible assets. It is effective for fiscal years beginning after September 15, 2012, and the impact to the consolidated financial statements is being evaluated by the Company.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income. The amendments in ASU 2011-12 superceded certain pending paragraphs in ASU 2011-05 to effectively defer only those changes in ASU 2011-05 that related to the presentation of reclassification adjustments out of accumulated other comprehensive income. It became effective for fiscal years beginning after December 15, 2011. The Company adopted this accounting standard on January 1, 2012 and the impact to the consolidated financial statements was not material.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income - Presentation of Comprehensive Income. The standard revises guidance for the presentation and prominence of the items reported in other comprehensive income. It became effective for fiscal years beginning after December 15, 2011. The Company adopted this accounting standard on January 1, 2012 and the impact to the consolidated financial statements was not material.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Our earnings can be affected by changes in interest rates due to amount of cash and cash equivalents held and variable rate debt. At June 30, 2012 and December 31, 2011, approximately $344.7 million and $365.2 million, respectively, of our outstanding debt was at variable interest rates.   A one hundred basis point change in the LIBOR rate would increase or decrease interest expense by $3.5 million and $3.7 million, respectively.

Aircraft Fuel Price Risk

Our results of operations are materially impacted by changes in aircraft fuel prices. In an effort to manage our exposure to this risk, we periodically place hedges on fuel instruments with crude oil or JET A fuel. The Company currently has approximately a 25% hedge position for the third quarter of 2012 and less than a 10% hedge position for the fourth quarter of 2012. We do not hold or issue any derivative financial instruments for trading purposes. These fuel hedges were not designated for hedge accounting, and, as such, realized and unrealized non-cash mark-to-market adjustments are included in aircraft fuel expense.  A one dollar change in the price per barrel of crude oil will increase or decrease our fuel expense by $1.4 million and $2.7 million for the three months and six months ended June 30, 2012.  A one-cent change in the cost of each gallon of fuel would impact our fuel expense by approximately $0.6 million and $1.1 million for the three and six months ended June 30, 2012, based on our current fleet and aircraft fuel consumption.

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

Changes in Internal Control

During the three months ended June 30, 2012, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A. Risk Factors

Changes to our business model may not be successful and may cause operational difficulties.

We are devoting significant attention and resources to separating our Republic and Frontier businesses. We may be unable to separate our business segments, or achievement of separation may take longer than we anticipate. We may incur significant costs during the separation process through the reversal of synergies gained through the acquisition of Frontier. In addition, it is possible that the separation process could result in the loss of key employees, diversion of management's attention, or the loss of momentum in our ongoing businesses.

On May 14, 2012, we announced that we had reached a tentative agreement with Continental Airlines, Inc. to operate 32 Q400 aircraft under the United Express brand. The agreement was finalized on July 20, 2012. The eight year agreement includes the four Q400 aircraft that Republic previously operated under pro-rate service in Denver for Frontier plus 28 additional aircraft leased from Export Development of Canada ("EDC"). All 32 aircraft are expected to be placed into service between August 2012 and June 2013. The placing of these aircraft into service at Republic over a short time period requires the hiring and training of a significant amount of personnel. If we are unable to hire and train the additional personnel or if we are otherwise unable to satisfy our requirements under the agreement with Continental, our financial results may be materially negatively impacted.
ITEM 6. Exhibits

(a)	Exhibits

10.1	Amendment Number Three to Continental Capacity Purchase Agreement by and among Continental Airlines, Inc., Chautauqua Airlines, Inc., and Republic Airways Holdings Inc., dated as of June 30, 2012.††
10.2	Phantom Equity Investment Agreement by and among Frontier Airlines, Inc., Republic Airways Holdings Inc. and FAPAInvest, LLC, dated as of June 1, 2012.
31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

31.2
Certification by Timothy P. Dooley, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

32.2
Certification by Timothy P. Dooley, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

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

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: August 9, 2012	By:	/s/ Bryan K. Bedford
Name: Bryan K. Bedford
Title: Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated: August 9, 2012	By:	/s/ Timothy P. Dooley
Name: Timothy P. Dooley
Title: Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)