Form 10-Q
period 2012-09-30
REPUBLIC AIRWAYS HOLDINGS INC
filed 2012-11-09
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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

☐  Yes    ☑No

Number of shares of Common Stock outstanding as of the close of business on November 9, 2012: 48,544,933.

TABLE OF CONTENTS

	Part I - Financial Information
Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2012 and 2011	4

	Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three and Nine Months Ended September 30, 2012 and 2011	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2012 and 2011	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

	Part II - Other Information
Item 1A.	Risk Factors	28

Item 6.	Exhibits	28

	Signatures	29

Exhibit 10.1	The Capacity Purchase Agreement by and among Continental Airlines, Inc., Republic Airlines, Inc., and Republic Airways Holdings Inc., dated as of May 1, 2012.††
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

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share and per share amounts)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$227.2	$219.3
Restricted cash	190.1	151.4
Receivables—net of allowance for doubtful accounts of $2.2 and $0.6, respectively	96.6	89.0
Inventories—net	96.5	101.8
Prepaid expenses and other current assets	47.1	64.2
Assets held for sale	1.0	33.0
Deferred income taxes	35.3	35.3
Total current assets	693.8	694.0
Aircraft and other equipment—net	2,708.0	2,808.7
Maintenance deposits	173.8	146.0
Other intangible assets—net	66.6	86.5
Other assets	180.6	166.5
Total	$3,822.8	$3,901.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$283.0	$284.6
Accounts payable	42.7	43.9
Air traffic liability	179.0	179.5
Deferred frequent flyer revenue	58.9	68.2
Accrued liabilities	278.9	258.8
Total current liabilities	842.5	835.0
Long-term debt—less current portion	1,919.4	2,074.5
Deferred frequent flyer revenue—less current portion	68.0	68.1
Deferred credits and other non-current liabilities	111.9	110.4
Deferred income taxes	379.3	353.2
Total liabilities	3,321.1	3,441.2
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; one vote per share;150,000,000 shares authorized; 58,505,699 and 58,097,574 shares issued and 48,491,600 and 48,412,516 shares outstanding, respectively	—	—
Additional paid-in capital	411.6	409.4
Treasury stock, 9,333,266 shares at cost	(181.8)	(181.8)
Accumulated other comprehensive loss	(3.7)	(4.0)
Accumulated earnings	275.6	236.9
Total stockholders' equity	501.7	460.5
Total	$3,822.8	$3,901.7
See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
OPERATING REVENUES:
Fixed-fee service	$268.7	$277.1	$828.7	$808.9
Passenger service	409.1	469.0	1,190.4	1,291.7
Charter and other	35.3	21.8	119.7	66.1
Total operating revenues	713.1	767.9	2,138.8	2,166.7
OPERATING EXPENSES:
Wages and benefits	142.6	141.5	420.5	425.9
Aircraft fuel	160.8	225.8	543.7	633.4
Landing fees and airport rents	40.7	40.5	129.6	126.0
Aircraft and engine rent	61.9	68.4	186.1	193.8
Maintenance and repair	80.4	80.5	225.4	228.8
Insurance and taxes	9.2	11.1	30.7	32.4
Depreciation and amortization	47.7	49.3	143.3	151.6
Promotion and sales	27.5	33.4	86.7	105.7
Other	68.8	68.5	212.0	208.6
Total operating expenses	639.6	719.0	1,978.0	2,106.2
OPERATING INCOME	73.5	48.9	160.8	60.5
OTHER INCOME (EXPENSE):
Interest expense	(31.1)	(33.8)	(96.2)	(104.2)
Other—net	—	0.1	0.2	0.4
Total other expense	(31.1)	(33.7)	(96.0)	(103.8)
INCOME (LOSS) BEFORE INCOME TAXES	42.4	15.2	64.8	(43.3)
INCOME TAX EXPENSE (BENEFIT)	16.6	6.2	26.1	(15.0)
NET INCOME (LOSS)	$25.8	$9.0	$38.7	$(28.3)
NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.53	$0.19	$0.80	$(0.59)
NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.51	$0.18	$0.79	$(0.59)

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET INCOME (LOSS)	$25.8	$9.0	$38.7	$(28.3)
Other comprehensive income, net:
Reclassification adjustment for loss realized on derivatives, net of tax	0.1	0.1	0.3	0.3

Total comprehensive income (loss), net	$25.9	$9.1	$39.0	$(28.0)

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2012	2011
NET CASH FROM OPERATING ACTIVITIES	$182.8	$79.1
INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(27.3)	(21.7)
Proceeds from sale of other assets	23.3	77.1
Aircraft deposits	(8.0)	(19.4)
Other, net	(4.4)	(5.9)
NET CASH FROM INVESTING ACTIVITIES	(16.4)	30.1
FINANCING ACTIVITIES:
Payments on debt	(158.3)	(154.8)
Proceeds from debt issuance	—	13.8
Payments on early extinguishment of debt	—	(74.4)
Other, net	(0.2)	(0.3)
NET CASH FROM FINANCING ACTIVITIES	(158.5)	(215.7)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7.9	(106.5)
CASH AND CASH EQUIVALENTS—Beginning of period	219.3	291.2
CASH AND CASH EQUIVALENTS—End of period	$227.2	$184.7
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$91.7	$95.4
Income taxes paid	0.3	0.4
NON-CASH INVESTING & FINANCING TRANSACTIONS:
Engines received and not yet paid	$—	$5.0

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

In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal, recurring nature unless otherwise disclosed. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed March 15, 2012.

2. Summary of Significant Accounting Policies

Rental Income – Under the Company’s fixed-fee code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  The Company has concluded that a component of its fixed-fee service revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the three months ended September 30, 2012 and 2011 were $83.8 million and $80.9 million, respectively. The amounts deemed to be rental income during the nine months ended September 30, 2012 and 2011 were $250.2 million and $238.2 million, respectively, and have been included in fixed-fee service revenues in the Company’s condensed consolidated statements of operations.

Charter and Other Revenue - Charter and other revenue primarily consists of revenue related to our dedicated and co-sold scheduled charters, the marketing component of our co-branded credit cards, cargo revenues, interline and ground handling fees, and lease revenue for aircraft subleased under operating leases. Also, during the three and nine months ended September 30, 2011, we included revenue from commuter slots leased to US Airways at Ronald Reagan Washington National Airport. Charter and cargo revenues are recognized at the point that our charter service and cargo revenue is realizable and earned, which is when the transportation is provided. All other revenue is recognized as revenue when the related goods and services are provided.

During the three months ended September 30, 2012 and 2011, we recognized charter revenues of $20.9 million and $3.2 million, respectively. Charter revenue for the nine months ended September 30, 2012 and 2011 was $78.2 million and $10.7 million, respectively. The increase in charter revenues is due to the growth in our relationship with Apple Vacations that started in October 2011.

Restricted Cash – Restricted cash primarily consists of funds held as collateral for bankcard and credit card processors and are invested in money market accounts or held by credit card processors directly. These contracts with the processors require a holdback of funds equal to a certain percentage of the air traffic liability associated with the estimated amount of bankcard transactions, the total holdback amount at September 30, 2012 and December 31, 2011 is $148.9 million and $114.5 million, respectively. The Company also maintains restricted amounts for satisfying debt and lease payments due within the next year and certificates of deposit that secure certain letters of credit issued for workers' compensation claim reserves and certain airport authorities. Restricted cash is carried at cost, which management believes approximates fair value.

Assets Held for Sale – Assets held for sale at September 30, 2012 consist of flight equipment and spare aircraft parts recorded at the lower of carrying value or their estimated fair value, less cost to sell. During the nine months ended September 30, 2012, two Q400 aircraft that were previously held for sale were placed into service.

Stockholders’ Equity – For the period from December 31, 2011 through September 30, 2012, additional paid-in capital increased to $411.6 million from $409.4 million due to $2.2 million of stock compensation expense, accumulated other comprehensive loss decreased to $3.7 million from $4.0 million due to the reclassification adjustment for loss realized on derivatives, net of tax, and accumulated earnings increased from $236.9 million to $275.6 million based on current year to date net income.

Net Income (Loss) Per Common Share – The following table is based on the weighted average number of common shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic and diluted income (loss) per share:

Net income (loss)	$25.8	$9.0	$38.7	$(28.3)

Income effect of assumed-conversion interest on 8.0% convertible debt	0.3	0.3	0.8	—

Income (loss) after assumed conversion	$26.1	$9.3	$39.5	$(28.3)

Weighted average common shares outstanding	48.5	48.2	48.5	48.3
Effect of dilutive securities:
Stock options	0.1	0.4	0.2	—
Convertible debt	2.2	2.2	1.6	—
Shares used to computed diluted earnings per share	50.8	50.8	50.3	48.3

Basic income (loss) per share	$0.53	$0.19	$0.80	$(0.59)

Diluted income (loss) per share	$0.51	$0.18	$0.79	$(0.59)

The Company excluded 4.0 million and 4.4 million employee stock options from the calculation of diluted net income per share due to their anti-dilutive impact for the three months ended September 30, 2012 and 2011, respectively. The Company excluded 4.1 million employee stock options from the calculation of diluted net income (loss) per share due to their anti-dilutive impact for the nine months ended September 30, 2012 and 2011.

Included in the Company's debt is a convertible note payable that has a $22.3 million face value and is convertible in whole or in part for up to 2.2 million shares of the Company’s common stock as of September 30, 2012.  The convertible note payable was dilutive for the three months and nine months ended September 30, 2012.

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

Level 1	quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2	quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	unobservable inputs for the asset or liability.

The following table sets forth information regarding the Company's assets (liabilities) measured at fair value on a recurring basis (in millions):

Prepaid Expenses	September 30, 2012	Level 1	Level 2	Level 3
Fuel hedge contracts not designated as hedges	$—	$—	$—	$—

Accrued Liabilities	September 30, 2011	Level 1	Level 2	Level 3
Fuel hedge contracts not designated as hedges	$(0.5)	$—	$(0.5)	$—

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

The following table sets forth information regarding the Company's realized and unrealized losses (gains) recorded in the condensed consolidated statements of comprehensive loss related to our hedge contracts (in millions):

	September 30,
Three months ended	2012	2011
Aircraft fuel expense (benefit)	$(1.6)	$5.0

Nine months ended	2012	2011
Aircraft fuel expense (benefit)	$1.7	$(0.2)

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

	September 30	December 31
	2012	2011
Total debt at par value	$2,204.6	$2,361.5
Unamortized discount, net	(2.2)	(2.4)
Net carrying amount	$2,202.4	$2,359.1
Fair value	2,172.4	2,262.4

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

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income. The amendments in ASU 2011-12 superseded certain pending paragraphs in ASU 2011-05 to effectively defer only those changes in ASU 2011-05 that related to the presentation of reclassification adjustments out of accumulated other comprehensive income. It became effective for fiscal years beginning after December 15, 2011. The Company adopted this accounting standard on January 1, 2012, and the impact to the consolidated financial statements was not material.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income - Presentation of Comprehensive Income. The standard revises guidance for the presentation and prominence of the items reported in other comprehensive income. It became effective for fiscal years beginning after December 15, 2011. The Company adopted this accounting standard on January 1, 2012, and the impact to the consolidated financial statements was not material.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurements. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company adopted this accounting standard on January 1, 2012, and the impact to the consolidated financial statements was not material.

3.  Debt

We are required to comply with certain financial covenants under certain financing arrangements.  We are required to maintain a level of minimum unrestricted cash and maintain cash flow and working capital covenants.  As of September 30, 2012, we were in compliance with all our covenants.

4. Commitments and Contingencies

The following table below displays the Company's future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due by Period
						Beyond
	2012	2013	2014	2015	2016	2017	Total
Debt or lease financed aircraft under purchase obligations	$5.0	$68.0	$0.5	$792.2	$1,492.3	$7,427.7	$9,785.7
Engines under firm orders	—	—	—	14.0	21.0	7.0	42.0
Total contractual obligations for aircraft and engines	$5.0	$68.0	$0.5	$806.2	$1,513.3	$7,434.7	$9,827.7

Contingencies

The Company is subject to certain legal and administrative actions which management considers routine to its business activities. As of September 30, 2012, management believes, after consultation with legal counsel, the ultimate outcome of any pending legal matters, except the information discussed below, will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

On June 10, 2011, Frontier reached a tentative agreement with the Frontier pilots (the “Pilots”), then represented by the Frontier Airlines Pilot Association ("FAPA"), pursuant to which FAPA agreed in principle to the restructuring of certain wages and benefits. On June 17, 2011, the tentative agreement was ratified by the Pilots.

The agreement included, among other things, (i) the postponement of certain pay increases, (ii) reduced Company contributions to the Pilots' 401(k) plan, (iii) reduced accruals for vacation days and sick days and (iv) an extension of the collective bargaining agreement by two years (collectively, the "Investment"). In exchange for the Investment, the Frontier pilots will receive an equity stake in Frontier or cash settlement valued at $7.2 million, which vests over the term of the agreement. As of September 30, 2012, the Company has recorded an accrued liability of $2.3 million for the equity stake. As of September 30, 2012, the Company has complied with all conditions of the agreement. The Company continues its efforts to sell or attract an equity investment in Frontier that would reduce the Company's ownership of Frontier to a minority interest by December 31, 2014.

On June 28, 2011, the International Brotherhood of Teamsters, Airline Division (the "IBT") replaced FAPA as the representative of Frontier pilots when the IBT was certified as the exclusive bargaining representative of the pilots. On August 3, 2011, the IBT filed suit against the Company and Frontier seeking to have the restructuring agreement declared null and void, or alternatively, seeking that the IBT manage the equity investment of the Frontier pilots due to accusations that the Company interfered with the election process.

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

On November 29, 2011, American Airlines, Inc. filed for bankruptcy in the Southern District of New York. Under bankruptcy order, American honored our pre-petition receivables and we continue to operate for American under the existing terms of our agreement. Unless otherwise extended or amended, the term of the American code-share agreement continues until February 1, 2013. If American terminates the code-share agreement for cause, American has a call option to require that we assign to American all of its rights under the leases of aircraft, and to lease to American the aircraft to the extent we own them, used at that time under the code-share agreement. If American exercises its call option, we are required to pay certain maintenance costs in transferring the aircraft to American's maintenance program.

If Delta Air Lines, Inc. exercises its partial termination right, or if we terminate the code-share agreement in the event of Delta's bankruptcy or insolvency, a breach of the agreement by Delta or because an event of force majeure has occurred that continues for at least two consecutive months, we may require Delta to either purchase or sublease any of the terminated aircraft we own at a specified price or to assume the lease of any aircraft that we lease. If we choose not to exercise this "put" right upon any termination by Delta, Delta has the right to require us to sell or sublease to them the terminated aircraft we own for a specified amount or to assume the leases of the terminated aircraft that we lease. Delta may also exercise this "call" right if it terminates the code-share agreement for any of the reasons set forth above.

United Airlines, Inc. has a call option to assume our ownership or leasehold interest in certain aircraft if we wrongfully terminate the code-share agreements or if United terminates the agreements upon our breach for certain reasons.

As of September 30, 2012, approximately 59% of the Company's workforce is employed under union contracts. The union contracts for our pilots and our flight attendants, except Frontier’s pilots, are currently amendable. Although we have never had a work interruption or stoppage, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. If we are unable to reach agreement with any of our unionized work groups on the amended terms of their collective bargaining agreements, we may be subject to work interruptions and/or stoppages. Any sustained work stoppages could adversely affect our ability to fulfill our obligations under our fixed-fee and pro-rate agreements and could have a material adverse effect on our financial condition and results of operations.

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

The Company has identified two reportable segments: Republic and Frontier. Our Republic segment includes all regional flying performed under fixed-fee and pro-rate agreements, subleasing activities, regional charter operations and the cost of any unallocated regional aircraft. The Frontier segment includes passenger service revenues and expenses for operating our Airbus fleet, as well as charter and cargo operations at Frontier.

Under the Company's pro-rate agreements, Republic is allocated an industry standard pro rata portion of ticket revenue, while Frontier retains all connect revenues as well as ancillary revenues on regional flights. Frontier maintains certain rights to deploy the regional aircraft and maintains control of pricing and revenue management. Frontier also retains responsibility for all customer service expenses, including airport rents. Selling and distribution costs are shared between Republic and Frontier. Republic incurs fuel expense based on gallons consumed flying under the pro-rate agreement.

Financial information as of and for the three months ended September 30, 2012 and 2011 for the Company’s reportable segments is as follows (in millions):

Three Months Ended
September 30, 2012	Republic	Frontier	Total
TOTAL OPERATING REVENUES	$337.4	$375.7	$713.1
OPERATING EXPENSES:
Wages and benefits	76.3	66.3	142.6
Aircraft fuel	25.4	135.4	160.8
Landing fees and airport rents	14.7	26.0	40.7
Aircraft and engine rent	29.0	32.9	61.9
Maintenance and repair	66.6	13.8	80.4
Insurance and taxes	5.7	3.5	9.2
Depreciation and amortization	40.4	7.3	47.7
Promotion and sales	3.3	24.2	27.5
Other	33.6	35.2	68.8
Total operating expenses	295.0	344.6	639.6
OPERATING INCOME	42.4	31.1	73.5
Total non-operating expense, net	(29.8)	(1.3)	(31.1)
INCOME BEFORE INCOME TAXES	$12.6	$29.8	$42.4

Total assets	$2,972.2	$850.6	$3,822.8
Total debt	2,051.4	151.0	2,202.4

Three Months Ended
September 30, 2011	Republic	Frontier	Total
TOTAL OPERATING REVENUES	$396.3	$371.6	$767.9
OPERATING EXPENSES:
Wages and benefits	72.4	69.1	141.5
Aircraft fuel	79.1	146.7	225.8
Landing fees and airport rents	17.2	23.3	40.5
Aircraft and engine rent	29.0	39.4	68.4
Maintenance and repair	65.3	15.2	80.5
Insurance and taxes	7.2	3.9	11.1
Depreciation and amortization	42.4	6.9	49.3
Promotion and sales	6.2	27.2	33.4
Other	28.7	39.8	68.5
Total operating expenses	347.5	371.5	719.0
OPERATING INCOME	48.8	0.1	48.9
Total other non-operating expense, net	(32.1)	(1.6)	(33.7)
INCOME (LOSS) BEFORE INCOME TAXES	$16.7	$(1.5)	$15.2

Total assets	$3,252.6	$950.1	$4,202.7
Total debt	2,198.8	170.2	2,369.0

Financial information as of and for the nine months ended September 30, 2012 and 2011 for the Company’s reportable segments is as follows (in millions):

Nine Months Ended
September 30, 2012	Republic	Frontier	Total
TOTAL OPERATING REVENUES	$1,050.0	$1,088.8	$2,138.8
OPERATING EXPENSES:
Wages and benefits	219.5	201.0	420.5
Aircraft fuel	139.6	404.1	543.7
Landing fees and airport rents	47.0	82.6	129.6
Aircraft and engine rent	86.1	100.0	186.1
Maintenance and repair	178.1	47.3	225.4
Insurance and taxes	18.6	12.1	30.7
Depreciation and amortization	121.7	21.6	143.3
Promotion and sales	10.2	76.5	86.7
Other	94.8	117.2	212.0
Total operating expenses	915.6	1,062.4	1,978.0
OPERATING INCOME	134.4	26.4	160.8
Total non-operating expense, net	(91.9)	(4.1)	(96.0)
INCOME BEFORE INCOME TAXES	$42.5	$22.3	$64.8

Total assets	$2,972.2	$850.6	$3,822.8
Total debt	2,051.4	151.0	2,202.4

Nine Months Ended
September 30, 2011	Republic	Frontier	Total
TOTAL OPERATING REVENUES	$1,174.7	$992.0	$2,166.7
OPERATING EXPENSES:
Wages and benefits	219.7	206.2	425.9
Aircraft fuel	243.0	390.4	633.4
Landing fees and airport rents	50.8	75.2	126.0
Aircraft and engine rent	88.1	105.7	193.8
Maintenance and repair	182.9	45.9	228.8
Insurance and taxes	21.3	11.1	32.4
Depreciation and amortization	130.6	21.0	151.6
Promotion and sales	19.8	85.9	105.7
Other	90.1	118.5	208.6
Total operating expenses	1,046.3	1,059.9	2,106.2
OPERATING INCOME (LOSS)	128.4	(67.9)	60.5
Total other non-operating expense, net	(98.6)	(5.2)	(103.8)
INCOME (LOSS) BEFORE INCOME TAXES	$29.8	$(73.1)	$(43.3)

Total assets	$3,252.6	$950.1	$4,202.7
Total debt	2,198.8	170.2	2,369.0

6. Recent Business Developments and Subsequent Events

On May 14, 2012, the Company announced that it had reached a tentative agreement with Continental Airlines, Inc. to operate 32 Q400 aircraft under the United Express brand. The agreement was finalized on July 20, 2012. The eight year agreement includes the four Q400 aircraft that Republic previously operated under pro-rate service in Denver for Frontier plus 28 additional aircraft leased from Export Development of Canada ("EDC"). As of September 30, 2012, the Company had placed five of the 32 total aircraft into service.
During the second quarter of 2012, in exchange for allowing Delta to use certain slots valued at $9.8 million, Delta agreed to allow certain Wisconsin members of our Early Returns Frequent Flyer program to transfer their miles to Delta's Sky Miles program.  The transfer period ran through August 31, 2012 and the total value of frequent flyer miles transferred to Delta was $13.6 million.

On June 26, 2012, the Company has amended its capacity purchase agreement (CPA) between Chautauqua Airlines, its 50-seat subsidiary, and Continental Airlines. The amended terms of the CPA provide an extension of service, and the operation of an additional four E145 aircraft through August 2014. As of September 30, 2012, the Company had 12 aircraft in service under the agreement.

In July 2012, the Company reached an agreement in principle to sell five E190 aircraft and 11 DCA slots to US Airways for total consideration of $118.2 million, which included US Airways assumption of $88.3 million of the Company's debt. The Company recorded a gain on sale of slots of $8.3 million and a loss on sale of the E190 aircraft of $11.2 million, which are included in other operating expense as of September 30, 2012. The Company is still operating these aircraft and expects to operate these aircraft until delivered to US Airways. The first three aircraft are expected to be delivered in the fourth quarter of 2012 and the remaining two aircraft will be delivered in early 2013.

On October 26, 2012, the Company amended its contract with Delta Air Lines to operate an additional seven 50-seat E145 aircraft under its existing capacity purchase agreement for a one-year period. All seven aircraft are expected to be in service before the end of 2012. The Company does not expect to have any unassigned aircraft by the end of 2012.

On October 29, 2012, the Company finalized restructuring agreements with several key stakeholders on its 50-seat regional jet program. The agreements combined with other business improvement initiatives is expected to improve the operating cash flow of the Company by approximately $45 million annually over the next five years. However, the Company is still in negotiations with several other critical stakeholders which are necessary to complete the comprehensive restructuring effort for Chautauqua Airlines.

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

As of September 30, 2012, the Company’s operating airline subsidiaries offered scheduled passenger service on 1,501 flights daily to 136 cities in 46 states, Bahamas, Canada, Costa Rica, Dominican Republic, Jamaica, Mexico, and the Turks and Caicos islands under scheduled passenger service operations as Frontier Airlines and through fixed-fee code-share agreements with AMR Corp., the parent of American Airlines, Inc. ("American"), Continental Airlines, Inc. ("Continental"), Delta Air Lines, Inc. ("Delta"), United Air Lines, Inc. ("United"), and US Airways, Inc. ("US Airways") (collectively referred to as our "Partners").

Our Frontier network has a regional focus in Denver, CO and is expanding point-to-point service from locations such as Orlando, FL and Colorado Springs, CO.  The passenger service operation exposes us to changes in passenger demand, fare competition and fluctuations in fuel prices.

Fleet

During the nine months ended September 30, 2012, our operational fleet decreased from 281 to 269. The Company had seven 37-50 seat aircraft temporarily parked and four Q400 aircraft that were preparing for contract flying. The Company returned to the lessor: two ERJ 135s, two A318s, and two A319s. Three ERJ 170s were contracted out for sublease flying, and the Company took delivery of one A320 aircraft and seven Q400 aircraft.

Separation

The Company continues to make progress with its efforts to sell Frontier, however, we can provide no assurance as to the timing of when such a transaction could be consummated. We do believe any such transaction would have a material impact to our financial position and results of operations, and could have a significant impact to the price of our common stock.

Segments

Based on our continual monitoring of the long-term economic characteristics, airline processes, class of customer, and route operations flown as a part of our operating segments, we identified a change in our operating segments during the first quarter of 2012. The Company has adjusted its presentation of business segments in 2012 and has revised the prior year's information to conform to the current period segment presentation. We believe this segmentation is appropriate based upon operating decisions and performance assessments by our chief operating decision maker.

The Company has identified two reportable segments: Republic and Frontier. Our Republic segment includes all regional flying performed under fixed-fee and pro-rate agreements, subleasing activities, regional charter operations and the cost of any unallocated regional aircraft. The Frontier segment includes passenger service revenues and expenses for operating our Airbus fleet, as well as charter and cargo operations at Frontier.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table sets forth operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights - Republic	Three Months Ended September 30,
	2012	2011	Change
Total revenues (millions)	$337.4	$396.3	(14.9)%
Total fuel expense (millions)[1]	$25.4	$79.1	(67.9)%
Operating aircraft at period end:
37-50 seats[10]	64	73	(12.3)%
69-99 seats[11]	148	147	0.7%
Block hours[7]	178,251	185,167	(3.7)%
Departures	104,660	109,749	(4.6)%
Passengers carried	5,333,769	5,449,621	(2.1)%
Revenue passenger miles ("RPM") (millions) [2]	2,691	2,812	(4.3)%
Available seat miles ("ASM") (millions) [3]	3,424	3,687	(7.1)%
Passenger load factor [4]	78.6%	76.3%	2.3 pts
Cost per ASM, including interest expense (cents) 5 6	9.49	10.30	(7.9)%
Cost per ASM, including interest expense and excluding fuel expense (cents)[6]	8.74	8.15	7.3%
Gallons consumed (footnote add)	7,923,584	23,581,416	(66.4)%
Average cost per gallon	$3.21	$3.35	(4.2)%
Average daily utilization of each aircraft (hours) [8]	10.1	10.0	1.0%
Average length of aircraft flight (miles)	462	498	(7.2)%
Average seat density	67	68	(1.5)%

Operating Highlights - Frontier	Three Months Ended September 30,
	2012	2011	Change
Total revenues (millions)	$375.7	$371.6	1.1%
Total fuel expense (millions)	$135.4	$146.7	(7.7)%
Operating aircraft at period end:
120 seats	3	4	(25.0)%
136-138 seats	38	41	(7.3)%
162-168 seats	16	14	14.3%
Passengers carried	2,847,658	3,049,190	(6.6)%
Revenue passenger miles ("RPM") (millions) [2]	2,791	2,883	(3.2)%
Available seat miles ("ASM") (millions) [3]	3,048	3,176	(4.0)%
Passenger load factor [4]	91.6%	90.8%	0.8 pts
Total revenue per available seat mile (cents)	12.33	11.70	5.4%
Operating cost per ASM (cents) 5 6 9	11.31	11.70	(3.3)%
Fuel cost per available seat mile (cents) [9]	4.44	4.62	(3.9)%
Cost per ASM, excluding fuel expense (cents)[6]	6.86	7.08	(3.1)%
Gallons consumed	40,915,327	42,941,699	(4.7)%
Average cost per gallon [9]	$3.31	$3.42	(3.2)%
Block hours[7]	53,950	58,279	(7.4)%
Departures	21,884	24,048	(9.0)%
Average daily utilization of each aircraft (hours) [8]	10.8	11.2	(3.6)%
Average length of aircraft flight (miles)	967	940	2.9%
Average seat density	144	141	2.1%

1.
Includes $29.3 million of fuel expense reimbursement for the three months ended September 30, 2011. Effective July 1, 2012, United agreed to supply fuel directly to our flights under its code-share agreements and the Company will no longer recognize the cost of fuel and related revenue for fuel used under the United Code-Share Agreement. Only fuel for pro-rate flying is included in the fuel amount for the three months ended September 30, 2012.

2.	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

3.	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

4.	Passenger load factor is revenue passenger miles divided by available seat miles.

5.	Total operating costs divided by available seat miles.

6.
Total operating and interest expenses are not a calculation based on accounting principles generally accepted in the United States of America and should not be considered as an alternative to total operating expenses. Cost per available seat mile utilizing this measurement is included, as it is a measurement recognized by the investing public relative to the airline industry.

7.	Hours from takeoff to landing, including taxi time.

8.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

9.	Includes mark-to-market fuel hedge expense (benefit) of $(1.6) and $1.8 million for the three months ended September 30, 2012 and 2011.

10.	Excludes seven aircraft as of September 30, 2012 that are unassigned.

11.	Excludes two aircraft as of September 30, 2012 and 2011 that are unassigned.

The following table sets forth information regarding the Company’s revenues and expenses for the three months ended September 30, 2012 and 2011. Individual expense components are also expressed in cents per ASM (in millions unless otherwise indicated).

Three Months Ended	Republic	Cost per ASM	Republic	Cost per ASM
September 30	2012	(cents)	2011	(cents)
TOTAL OPERATING REVENUES	$337.4		$396.3
OPERATING EXPENSES:
Wages and benefits	76.3	2.23	72.4	1.96
Aircraft fuel	25.4	0.74	79.1	2.15
Landing fees and airport rents	14.7	0.43	17.2	0.47
Aircraft and engine rent	29.0	0.85	29.0	0.79
Maintenance and repair	66.6	1.95	65.3	1.77
Insurance and taxes	5.7	0.17	7.2	0.20
Depreciation and amortization	40.4	1.18	42.4	1.15
Promotion and sales	3.3	0.10	6.2	0.17
Other	33.6	0.98	28.7	0.78
Total operating expenses	295.0	8.62	347.5	9.43
OPERATING INCOME	42.4		48.8
Total non-operating expense, net	(29.8)	(0.87)	(32.1)	(0.87)
INCOME BEFORE INCOME TAXES	$12.6		$16.7

Three Months Ended	Frontier	Cost per ASM	Frontier	Cost per ASM
September 30	2012	(cents)	2011	(cents)
TOTAL OPERATING REVENUES	$375.7		$371.6
OPERATING EXPENSES:
Wages and benefits	66.3	2.18	69.1	2.18
Aircraft fuel	135.4	4.44	146.7	4.62
Landing fees and airport rents	26.0	0.85	23.3	0.73
Aircraft and engine rent	32.9	1.08	39.4	1.24
Maintenance and repair	13.8	0.45	15.2	0.48
Insurance and taxes	3.5	0.11	3.9	0.12
Depreciation and amortization	7.3	0.24	6.9	0.22
Promotion and sales	24.2	0.79	27.2	0.86
Other	35.2	1.15	39.8	1.25
Total operating expenses	344.6	11.31	371.5	11.70
OPERATING INCOME	31.1		0.1
Total non-operating expense, net	(1.3)	(0.04)	(1.6)	(0.05)
INCOME (LOSS) BEFORE INCOME TAXES	$29.8		$(1.5)

Republic

Operating Revenues

Operating revenue in 2012 decreased 14.9%, or $58.9 million, to $337.4 million from $396.3 million. The decrease is primarily due to fuel expense for our fixed-fee flying no longer being included in revenue and expense as a pass through cost, which was effective July 1, 2012. Only fuel for pro-rate flying is included in the fuel expense. Total operating and interest expenses, excluding fuel expense, decreased 0.4%, or $1.1 million, to $299.4 million in 2012 compared to $300.5 million in 2011.

Factors relating to significant changes in operating expenses are discussed below.

Aircraft fuel expense decreased 67.9%, or $53.7 million, to $25.4 million for 2012 compared to $79.1 million for 2011, due primarily to United paying fuel costs for partner flying in the third quarter, coupled with the decrease in gallons consumed because of a reduction in pro-rate flying. The unit cost decreased to 0.74¢ in 2012 compared to 2.15¢ in 2011.

Promotion and sales expenses decreased by 46.8%, or $2.9 million, to $3.3 million in 2012 compared to $6.2 million for 2011 due mainly to a decrease in pro-rate operations. The unit cost decreased to 0.10¢ in 2012 compared to 0.17¢ in 2011.

Other expenses increase by 17.1%, or $4.9 million, to $33.6 million in 2012 compared to $28.7 million in 2011. The increase is primarily due to the Company reaching an agreement to sell five E190 aircraft and 11 DCA slots to US Airways. The Company recorded a gain on sale of slots of $8.3 million and a loss on sale of the E190 aircraft of $11.2 million. The unit cost increased to 0.98¢ in 2012 compared to 0.78¢ in 2011.

Frontier

Operating Revenues

Operating revenue in 2012 increased 1.1%, or $4.1 million, to $375.7 million from $371.6 million, on a 4.0% decrease in available seat miles that was more than offset by an improvement in Frontier's unit revenue.   Total operating and interest expenses, excluding fuel expense, decreased 7.0%, or $15.9 million, to $210.5 million in 2012 compared to $226.4 million in 2011.

Factors relating to significant changes in operating expenses are discussed below.

Aircraft fuel expense decreased 7.7%, or $11.3 million, to $135.4 million for 2012 compared to $146.7 million for 2011, due primarily to a decrease in the average price per gallon to $3.31 in 2012 from $3.42 per gallon in 2011. The unit cost decreased to 4.44¢ in 2012 compared to 4.62¢ in 2011.

Landing fees and airport rents expense increased 11.6%, or $2.7 million, to $26.0 million for 2012 compared to $23.3 for 2011, due primarily to increased costs for landing fees at Denver International Airport ("DIA"). The unit cost increased to 0.85¢ in 2012 compared to 0.73¢ in 2011

Aircraft and engine rent expenses decreased by 16.5%, or $6.5 million, to $32.9 million in 2012 compared to $39.4 million for 2011 due mainly to lower aircraft rent expense on restructured leases, which became effective in the fourth quarter of 2011. The unit cost decreased to 1.08¢ in 2012 compared to 1.24¢ in 2011.

Consolidated

We recorded an income tax expense of $16.6 million or 39.2% effective tax rate in the current quarter compared with an income tax expense of $6.2 million or 40.8% effective tax rate in the prior year quarter.  The effective tax rate for the current and prior quarter are higher than the statutory rate due to state income taxes.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table sets forth operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights - Republic	Nine Months Ended September 30,
	2012	2011	Change
Total revenues (millions)	$1,050.0	$1,174.7	(10.6)%
Total fuel expense (millions)[1]	$139.6	$243.0	(42.6)%
Operating aircraft at period end:
37-50 seats[10]	64	73	(12.3)%
69-99 seats[11]	148	147	0.7%
Block hours[7]	524,961	557,379	(5.8)%
Departures	306,396	327,226	(6.4)%
Passengers carried	14,949,272	15,861,037	(5.7)%
Revenue passenger miles ("RPM") (millions) [2]	7,560	8,217	(8.0)%
Available seat miles ("ASM") (millions) [3]	10,143	11,091	(8.5)%
Passenger load factor [4]	74.5%	74.1%	0.4 pts
Cost per ASM, including interest expense (cents) 5 6	9.93	10.32	(3.8)%
Cost per ASM, including interest expense and excluding fuel expense (cents)[6]	8.56	8.13	5.3%
Gallons consumed	42,569,841	72,954,235	(41.6)%
Average cost per gallon	3.28	3.33	(1.5)%
Average daily utilization of each aircraft (hours) [8]	$10.0	$10.0	—%
Average length of aircraft flight (miles)	465	501	(7.2)%
Average seat density	68	68	—%

Operating Highlights - Frontier	Nine Months Ended September 30,
	2012	2011	Change
Total revenues (millions)	$1,088.8	$992.0	9.8%
Total fuel expense (millions)	$404.1	$390.4	3.5%
Operating aircraft at period end:
120 seats	3	4	(25.0)%
136-138 seats	38	41	(7.3)%
162-168 seats	16	14	14.3%
Passengers carried	8,104,148	7,852,132	3.2%
Revenue passenger miles ("RPM") (millions) [2]	8,075	7,683	5.1%
Available seat miles ("ASM") (millions) [3]	9,090	8,845	2.8%
Passenger load factor [4]	88.8%	86.9%	1.9 pts
Total revenue per available seat mile (cents)	11.98	11.22	6.8%
Operating cost per ASM (cents) 5 6 9	11.69	11.98	(2.4)%
Fuel cost per available seat mile (cents) [9]	4.45	4.41	0.9%
Cost per ASM, excluding fuel expense (cents)[6]	7.24	7.57	(4.4)%
Gallons consumed	120,758,047	119,399,700	1.1%
Average cost per gallon [9]	$3.35	$3.27	2.4%
Block hours[7]	163,832	165,116	(0.8)%
Departures	64,741	65,836	(1.7)%
Average daily utilization of each aircraft (hours) [8]	11.1	11.4	(2.6)%
Average length of aircraft flight (miles)	985	965	2.1%
Average seat density	142	139	2.2%

1.
Includes $48.2 million and $79.2 million for the nine months ended September 30, 2012 and 2011, respectively, which is passed-through under our fixed-fee agreements with our Partners. Effective July 1, 2012, United agreed to supply fuel directly to our flights under its code-share agreements and the Company will no longer recognize the cost of fuel and related revenue for fuel used under the United Code-Share Agreement.

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

7.	Hours from takeoff to landing, including taxi time.

8.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

9.	Includes mark-to-market fuel hedge expense of $1.7 and a benefit of $0.2 million for the nine months ended September 30, 2012 and 2011.

10.	Excludes seven aircraft as of September 30, 2012 that are unassigned.

11.	Excludes two aircraft as of September 30, 2012 that are unassigned.

The following table sets forth information regarding the Company’s revenues and expenses for the nine months ended September 30, 2012 and 2011. Individual expense components are also expressed in cents per ASM. (In millions unless otherwise indicated).

Nine Months Ended	Republic	Cost per ASM	Republic	Cost per ASM
September 30	2012	(cents)	2011	(cents)
TOTAL OPERATING REVENUES	$1,050.0		$1,174.7
OPERATING EXPENSES:
Wages and benefits	219.5	2.16	219.7	1.98
Aircraft fuel	139.6	1.38	243.0	2.19
Landing fees and airport rents	47.0	0.46	50.8	0.46
Aircraft and engine rent	86.1	0.85	88.1	0.79
Maintenance and repair	178.1	1.76	182.9	1.65
Insurance and taxes	18.6	0.18	21.3	0.19
Depreciation and amortization	121.7	1.20	130.6	1.18
Promotion and sales	10.2	0.10	19.8	0.18
Other	94.8	0.93	90.1	0.81
Total operating expenses	915.6	9.03	1,046.3	9.43
OPERATING INCOME	134.4		128.4
Total non-operating expense, net	(91.9)	(0.91)	(98.6)	(0.89)
INCOME BEFORE INCOME TAXES	$42.5		$29.8

Nine Months Ended	Frontier	Cost per ASM	Frontier	Cost per ASM
September 30	2012	(cents)	2011	(cents)
TOTAL OPERATING REVENUES	$1,088.8		$992.0
OPERATING EXPENSES:
Wages and benefits	201.0	2.21	206.2	2.33
Aircraft fuel	404.1	4.45	390.4	4.41
Landing fees and airport rents	82.6	0.91	75.2	0.85
Aircraft and engine rent	100.0	1.10	105.7	1.20
Maintenance and repair	47.3	0.52	45.9	0.52
Insurance and taxes	12.1	0.13	11.1	0.13
Depreciation and amortization	21.6	0.24	21.0	0.24
Promotion and sales	76.5	0.84	85.9	0.97
Other	117.2	1.29	118.5	1.34
Total operating expenses	1,062.4	11.69	1,059.9	11.99
OPERATING INCOME (LOSS)	26.4		(67.9)
Total non-operating expense, net	(4.1)	(0.05)	(5.2)	(0.06)
INCOME (LOSS) BEFORE INCOME TAXES	$22.3		$(73.1)

Republic

Operating Revenues

Operating revenue in 2012 decreased 10.6%, or $124.7 million, to $1050.0 million from $1,174.7 million primarily as a result of a decrease in the amount of aircraft flying for the Republic segment and effective July 1, 2012, the fuel expense for our fixed-fee flying is no longer included in revenue and expense as a pass-through item. Only fuel for pro-rate flying is included in the fuel amount.   Total operating and interest expenses, excluding fuel expense, decreased 3.8%, or $34.0 million, to $867.9 million in 2012 compared to $901.9 million in 2011.

Factors relating to significant changes in operating expenses are discussed below.

Aircraft fuel expense decreased 42.6%, or $103.4 million, to $139.6 million for 2012 compared to $243.0 million for 2011, due primarily to United paying fuel costs for partner flying in the third quarter, coupled with the decrease in gallons consumed because of a reduction in pro-rate flying. The unit cost decreased to 1.38¢ in 2012 compared to 2.19¢ in 2011.

Promotion and sales expenses decreased by 48.5%, or $9.6 million, to $10.2 million in 2012 compared to $19.8 million for 2011 due mainly to decreasing pro-rate operations. The unit cost decreased to 0.10¢ in 2012 compared to 0.18¢ in 2011.

Depreciation and amortization expenses decreased by 6.8%, or $8.9 million, to $121.7 million in 2012 compared to $130.6 million in 2011 due mainly to the significant impairment charge taken by the Company in the fourth quarter of 2011, lowering the basis on certain aircraft and decreasing expense. The unit cost increased to 1.20¢ in 2012 compared to 1.18¢ in 2011.

Frontier

Operating Revenues

Operating revenue in 2012 increased 9.8%, or $96.8 million, to $1088.8 million from $992.0 million primarily as a result of an improvement in Frontier's unit revenue.   Total operating and interest expenses, excluding fuel expense, decreased 1.8%, or $12.3 million, to $662.4 million in 2012 compared to $674.7 million in 2011.

Factors relating to significant changes in operating expenses are discussed below.

Aircraft fuel expense increased 3.5%, or $13.7 million, to $404.1 million for 2012 compared to $390.4 million for 2011, due primarily to an increase in the average price per gallon to $3.37 in 2012 from $3.19 per gallon in 2011. The unit cost increased to 4.45¢ in 2012 compared to 4.41¢ in 2011.

Landing fees and airport rent expenses increased by 9.8%, or $7.4 million, to $82.6 million in 2012 compared to $75.2 million for 2011 due mainly to increased landing rates across the Frontier network. The unit cost increased to 0.91¢ in 2012 compared to 0.85¢ in 2011.

Promotion and sales expenses decreased by 10.9%, or $9.4 million, to $76.5 million in 2012 compared to $85.9 million for 2011 due mainly to a decrease in advertising expenses. The unit cost decreased to 0.84¢ in 2012 compared to 0.97¢ in 2011.

Consolidated

We recorded an income tax expense of $26.1 million or 40.3% effective tax rate in the nine months ended September 30, 2012 compared with an income tax benefit of $15.0 million or 34.6% effective tax rate in the prior nine months ended September 30, 2011.  The effective tax rate for the current quarter is higher than the statutory rate due to state income taxes. The effective tax rate for the prior year quarter was lower than the statutory rate due to the net effect of state income tax and non-deductible meals and entertainment expense, primarily for our flight crews.

Liquidity and Capital Resources

As of September 30, 2012, we had a total cash balance of $417.3 million, of which $227.2 million was unrestricted, and a working capital deficit of $148.7 million. Working capital deficits are customary for airlines since the air traffic liability and a portion of the frequent flyer liability are classified as current liabilities. Our liquidity depends to a large extent on the financial strength of our Partners in relation to our fixed-fee business, the number of passengers who fly in our passenger service business, fares paid by passengers, our operating and capital expenditures, our financing activities, the amount of cash holdbacks imposed by our credit card processors, and the cost of fuel. We cannot predict what the effect on our business might be from the extremely competitive environment we are operating in or from events that are beyond our control, such as volatile fuel prices, a depressed economy, a global credit and liquidity crisis, weather-related disruptions, the impact of airline bankruptcies or consolidations, U.S. military actions, or acts of terrorism. An inability to obtain necessary additional liquidity on acceptable terms would have a material adverse impact on the Company and its ability to sustain its operations.

We are required to maintain $125.0 million of unrestricted cash in order to remain compliant with certain financing agreements. Our ability to maintain unrestricted cash levels above this minimum unrestricted cash covenant is dependent on our ability to generate sufficient funds from operations to fund operating expenses, maintenance deposits for leased aircraft, maturities of debt, capital expenditures and other contractual obligations. A substantial portion of the Company's assets are encumbered, and the Company has a limited quantity of assets that could be used as collateral in future financings. There can be no assurance that the Company will be successful in obtaining financings at sufficient levels or on acceptable terms. An inability to obtain necessary additional funding on acceptable terms could have a material adverse impact on the Company's financial condition. The Company currently anticipates that its unrestricted cash on hand, the cash generated from operations, and potential other liquidity initiatives, including but not limited to asset sales or financings, will be sufficient to meet its minimum cash covenants and anticipated working capital and capital expenditure requirements for the next twelve months; however, there can be no assurances to that effect.

Net cash provided by operating activities in the nine months ended September 30, 2012 was $182.8 million, an increase of $103.7 million from $79.1 million in net cash provided for the nine months ended September 30, 2011.  The $103.7 million increase in operating cash flows is primarily attributable to higher pre-tax income during the third quarter of 2012 as compared to third quarter of 2011, coupled with the change in working capital deficit.

Net cash used in investing activities was ($16.4) million for the nine months ended September 30, 2012, compared to net cash provided by investing activities of $30.1 million for the nine months ended September 30, 2011.  During the nine months ended September 30, 2011, we sold aircraft and other equipment for proceeds of $77.1 million, offset by $19.4 million of aircraft pre-delivery deposits ("PDPs"). During the nine months ended September 30, 2012, we sold aircraft and other equipment for proceeds of $23.3 million, offset by $8.0 million of PDPs.

Net cash used in financing activities was $158.5 million and $215.7 million for the nine months ended September 30, 2012 and 2011, respectively.  The $57.2 million decrease in cash used in financing activities relates primarily to the early extinguishment of aircraft debt of $74.4 million, offset by $13.8 million of proceeds received from our co-branded card provider during the first nine months of 2011. The Company's normal recurring principal payments were $158.3 million and $154.8 million for the nine months ended September 30, 2012 and 2011, respectively.

Aircraft Leases and Other Off-Balance Sheet Arrangements

We have significant obligations for aircraft and engines that are classified as operating leases, and therefore are not reflected as liabilities on our balance sheet. Our aircraft leases expire between 2012 and 2024. As of September 30, 2012, our total mandatory payments under operating leases for aircraft aggregated approximately $1.3 billion and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $247.8 million.

In July, the Company entered into an agreement with Continental Airlines, Inc. to operate 32 Q400 aircraft under the United Express brand. The 32 aircraft and spare engines will be operated under operating leases and therefore are not reflected as assets or liabilities on our balance sheet. Our aircraft leases for these aircraft expire between 2020 and 2021. If there is a breach in the agreement, the liability to the Company is no longer mandatory, and lease responsibility reverts back to the original lessor. As of September 30, 2012, our total payments under the operating leases for aircraft and engines aggregated approximately $259.7 million and total minimum annual aircraft and engine rental payments for the next 12 months under these operating leases is approximately $4.4 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. These leases expire through 2033. As of September 30, 2012, our total mandatory payments under other non-cancelable operating leases aggregated approximately $112.9 million. Total minimum annual other rental payments for the next 12 months are approximately $19.4 million.

Purchase Commitments

The following table below displays the Company's future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due By Period
						Beyond
	2012	2013	2014	2015	2016	2017	Total
Debt or lease financed aircraft under purchase obligations	$5.0	$68.0	$0.5	$792.2	$1,492.3	$7,427.7	$9,785.7
Engines under firm orders	—	—	—	14.0	21.0	7.0	42.0
Total contractual obligations for aircraft and engines	$5.0	$68.0	$0.5	$806.2	$1,513.3	$7,434.7	$9,827.7

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for an entire year since the airline industry is subject to seasonal fluctuations.  Our operations are somewhat favorably affected by increased travel on our routes, historically occurring during the Summer months, and unfavorably affected by decreased travel during the months November through February and by inclement weather, which occasionally results in canceled flights during the Winter months.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Our earnings can be affected by changes in interest rates due to the amount of cash and cash equivalents held and variable rate debt. At September 30, 2012 and December 31, 2011, approximately $321.7 million and $365.2 million, respectively, of our outstanding debt was at variable interest rates.   A one hundred basis point change in the LIBOR rate would increase or decrease interest expense by $3.2 million and $3.7 million, respectively.

Aircraft Fuel Price Risk

Our results of operations are materially impacted by changes in aircraft fuel prices. In an effort to manage our exposure to this risk, we periodically place hedges on fuel instruments with crude oil or JET A fuel. The Company currently has approximately less than a 10% hedge position for the fourth quarter of 2012. We do not hold or issue any derivative financial instruments for trading purposes. These fuel hedges were not designated for hedge accounting, and, as such, realized and unrealized non-cash mark-to-market adjustments are included in aircraft fuel expense.  A one dollar change in the price per barrel of crude oil will increase or decrease our fuel expense by $1.2 million and $3.9 million for the three months and nine months ended September 30, 2012.  A one-cent change in the cost of each gallon of fuel would impact our fuel expense by approximately $0.5 million and $1.6 million for the three and nine months ended September 30, 2012, based on our current fleet and aircraft fuel consumption.

Airline Industry Competition

As mergers and other forms of industry consolidation, including antitrust immunity grants, take place we might or might not be included as a participant. Depending on which carriers combine and which assets, if any, are sold or otherwise transferred to other carriers in connection with such combinations, our competitive position relative to the post-combination carriers or other carriers that acquire such assets could be harmed. In addition, as carriers combine through traditional mergers or antitrust immunity grants, their route networks will grow, and that growth will result in greater overlap with our network, which in turn could result in lower overall market share and revenues for us.

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

Changes in Internal Control

During the three months ended September 30, 2012, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 6. Exhibits

(a)	Exhibits

10.1	The Capacity Purchase Agreement by and among Continental Airlines, Inc., Republic Airlines, Inc., and Republic Airways Holdings Inc., dated as of May 1, 2012.††
31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

31.2
Certification by Timothy P. Dooley, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

32.2
Certification by Timothy P. Dooley, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

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

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: November 9, 2012	By:	/s/ Bryan K. Bedford
Name: Bryan K. Bedford
Title: Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated: November 9, 2012	By:	/s/ Timothy P. Dooley
Name: Timothy P. Dooley
Title: Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)