Form 10-Q/A
period 2013-02-25
REPUBLIC AIRWAYS HOLDINGS INC
filed 2013-02-25
CIK 1159154

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2012, as filed with the Securities and Exchange Commission on November 9, 2012, is to file a revised version of Exhibit 10.1 that reflects comments received from the Securities and Exchange Commission in connection with a request for confidential treatment.  No other changes have been made to the Form 10-Q other that those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-Q have been re-executed and re-filed or re-furnished as of the date of this amended report and are included as exhibits hereto.

TABLE OF CONTENTS

Part II - Other Information
Item 6.	Exhibits

Signatures

Exhibit 10.1	The Capacity Purchase Agreement by and among Continental Airlines, Inc., Republic Airlines, Inc., and Republic Airways Holdings Inc., dated as of May 1, 2012.††
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
31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2012.

31.2
Certification by Timothy P. Dooley, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2012.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2012.

32.2
Certification by Timothy P. Dooley, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2012.

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

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated: February 25, 2013	By:	/s/ Bryan K. Bedford
Name: Bryan K. Bedford
Title: Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated: February 25, 2013	By:	/s/ Timothy P. Dooley
Name: Timothy P. Dooley
Title: Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)