Form 10-K
period 2012-12-31
REPUBLIC AIRWAYS HOLDINGS INC
filed 2013-03-15
CIK 1159154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price of the Common Stock on the NASDAQ National Market System (now the NASDAQ Global Market System) on June 30, 2012 was approximately $269,114,505.

Indicate the number of shares outstanding of the registrant’s Common Stock as of the latest practicable date: As of March 14, 2013, 48,948,729 shares of common stock were outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

As of December 31, 2012, our operating subsidiaries offered scheduled passenger service on 1,578 flights daily to 141 cities in 45 states, the Bahamas, Canada, Costa Rica, Dominican Republic, Jamaica, Mexico, and the Turks and Caicos Islands under scheduled passenger service or pro-rate operations as Frontier Airlines and through fixed-fee code-share agreements with AMR Corp., the parent of American Airlines, Inc. ("American"), Continental Airlines, Inc. ("Continental"), Delta Air Lines, Inc. ("Delta"), United Air Lines, Inc. ("United"), and US Airways, Inc. ("US Airways") (collectively referred to as our "Partners"). Currently, we provide our Partners with fixed-fee regional airline services, operating as AmericanConnection, Continental Express, Delta Connection, United Express, or US Airways Express, including service out of their hubs and focus cities.

The following table outlines the type of aircraft our subsidiaries operate and their respective operations within our business units as of December 31, 2012:

		Schedule of Operational Aircraft
Operating Subsidiaries	Aircraft Size (Seats)	Frontier	American	Continental	Delta	United	US Airways	Spares	Number of Aircraft
Chautauqua	37 to 50	1	15	12	31	—	9	3	71
Shuttle	70 to 76	—	—	—	30	38	—	—	68
Republic Airline	69 to 99	12	—	17	—	—	58	—	87
Frontier	120 to 162	55	—	—	—	—	—	—	55
Total number of operating aircraft		68	15	29	61	38	67	3	281

During 2012, our operational fleet remained the same as the prior year at 281. The Company returned to the lessor or sold: two ERJ 135s, five E190s, two A318s, and four A319s. Three ERJ 170s were subleased, and the Company took delivery of one A320 aircraft and fifteen Q400 aircraft. Included in the operational fleet, there are three ERJ aircraft that operated as charter service, serve as operational spares, or are temporarily parked.

Our Frontier operations consist of all Airbus operations at Frontier. Additionally, included within the Republic segment are regional jet aircraft operated by Republic under a pro rate agreement with Frontier. Frontier, which we purchased out of bankruptcy in 2009, is a low-fare carrier in Denver, Colorado. During 2011, we successfully restructured Frontier and reported operating income improvement of $118.1 million in 2012. We view Frontier as an efficient, low-cost producer of narrowbody capacity and believe it is well-positioned to compete in Denver.

We have fixed-fee regional jet code-share agreements with each of our Partners that require us to maintain specified performance levels. Pursuant to these fixed-fee agreements, which provide for minimum aircraft utilization at fixed rates, we are authorized to use our Partners' two-character flight designation codes to identify our flights and fares in our Partners' computer reservation systems, to paint our aircraft in the style of our Partners, to use their service marks and to market ourselves as a carrier for our Partners. Our fixed-fee agreements have historically limited our exposure to fluctuations in fuel prices, fare competition and passenger volumes. Our development of relationships with multiple major airlines has enabled us to reduce our dependence on any single airline, allocate our overhead more efficiently among our Partners and reduce the cost of our services to our Partners.

Separation

The Company continues to make progress with its efforts to sell Frontier; however, we can provide no assurance as to the exact timing of when, or if, such a transaction could be consummated. We do believe any such transaction would have a material impact to our financial position and results of operations, and could have a significant impact to the price of our common stock.

Segments

Based on our continual monitoring of the long-term economic characteristics, airline processes, class of customer, and route operations flown as a part of our operating segments, we identified a change in our operating segments during the first quarter of 2012. The Company has adjusted its presentation of business segments in 2012 and has revised the prior two year's information to conform to the current period segment presentation. We believe this segmentation is appropriate based upon operating decisions and performance assessments by our chief operating decision maker.

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

Pro-rate Agreements

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

Business Strategy

Republic

•
Continue to operate a high-quality fleet of aircraft across an efficient network - We intend to maintain a modern, high-quality fleet of regional aircraft that meets or exceeds stringent industry operating standards and complies with the terms of our fixed-fee regional aircraft code-share agreements. We believe we have highly efficient flight and maintenance operations due to leveraging large crew and maintenance bases across multiple Partners' networks.

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

•
Take advantage of growth opportunities to operate larger regional jets - Network carrier consolidation, along with high fuel prices, has limited the economic use of smaller regional jets. Our Partners have shown an interest in having more, larger regional jets in their networks. We believe our existing relationship with our Partners and our strong relationship with Embraer make us well-positioned to take advantage of any growth opportunities. On January 24, 2013, the Company announced that it had reached an agreement with American to operate 53 Embraer E175 aircraft under the American Eagle brand. This agreement was subsequently amended on February 28, 2013 to reduce the number of covered aircraft from 53 to 47. The amended agreement was approved by the Bankruptcy Court on March 12, 2013 in the American bankruptcy proceedings.

Frontier

•
Compete effectively by providing our customers with low fares on our low-cost, narrowbody aircraft -  Frontier offers a differentiated customer experience with its LiveTV and bundled fare offerings through its Classic and Classic Plus products, which are available for purchase on flyfrontier.com. We believe the restructuring completed in 2011 provides Frontier with low-cost narrowbody aircraft, which allows us to compete effectively in our highly contested markets.

•
Further lower our unit costs (Cost per available seat mile "CASM") to become an ultra-low cost carrier - We are focused on our effort to further reduce operating costs at Frontier by increasing seat density and reducing sales and distribution costs. Frontier continues to simplify its fleet by removing regional aircraft flown by our other subsidiaries. Additionally, Frontier will continue to replace smaller A318 and A319 aircraft with larger A320 aircraft as opportunities arise, which will help reduce CASM.

•
Continue to work towards brand preference in Denver, Colorado and expand Frontier's network in other strategic locations - We remain focused on right-sizing our network in Denver and we are developing new point-to-point opportunities in markets where we have competitive advantages because of our low costs.

•
Increase ancillary sales per passenger by utilizing ultra low cost carrier methodologies - Historically, Frontier's ancillary revenues have been lower than other low cost carriers. We are evaluating other ancillary revenue opportunities and anticipate an increase in our ancillary sales per passenger in future periods.

 Markets and Routes

Markets

As of December 31, 2012, we offered scheduled passenger service on 1,578 flights daily to 141 cities in 45 states, the Bahamas, Canada, Costa Rica, Dominican Republic, Jamaica, Mexico, and the Turks and Caicos Islands.

Republic Routes

Our Partners determine the routes that we operate for them, which are subject to certain parameters in our agreements.  The following table illustrates the major hubs of our Partners into which we operate significant levels of service as of December 31, 2012:

Partner	Hub and Focus Cities
American	Chicago, IL (ORD)
Continental	Cleveland, OH (CLE)
Delta	New York, NY (LGA); Detroit, MI (DTW)
United	Chicago, IL (ORD); Newark, NJ (EWR); Denver, CO (DEN); Washington Dulles (IAD)
US Airways	Charlotte, NC (CLT); Philadelphia, PA (PHL); Washington Reagan (DCA)

Frontier Routes

The following illustrates the routes we flew for our Frontier operations as of December 31, 2012:

Maintenance of Aircraft and Training

Using a combination of Federal Aviation Administration (“FAA”) certified maintenance vendors and our own personnel and facilities we maintain our aircraft on a scheduled and "as-needed" basis. We emphasize preventive maintenance and inspect our aircraft engines and airframes as required.

We have maintenance agreements for engines, auxiliary power units (“APU”) and other airframe components for our E140/145, E170/175, Q400 and Airbus aircraft. For our E140/145 aircraft, we have agreements to maintain the engines, APUs, avionics, wheels and brakes, and select rotable parts through December 2017, June 2013, December 2016, June 2014, and September 2014, respectively.  For our E170/175 aircraft, we have agreements to maintain the avionics, wheels and brakes, APUs, engines, emergency slides, and select rotable parts through December 2014, February 2017, July 2019, December 2018, May 2018, and January 2020, respectively. For our Q400 aircraft, we have agreements to maintain the tires, brakes, APUs, spare parts, engines, and propellors through July 2021, August 2022, July 2021, July 2021, June 2021, and July 2021, respectively. For our Airbus aircraft, we have agreements to maintain the brakes, tires, and avionics through December 2013, December 2013, and December 2014, respectively. Under these agreements, we are charged for covered services based on a fixed rate for each flight hour or flight cycle accumulated by the engines or airframes in our service during each month. The rates are subject to annual revisions, generally based on certain Bureau of Labor Statistics' labor and material indices.  We believe these agreements, coupled with our ongoing maintenance program, reduce the likelihood of unexpected levels of engine, APU, avionics, wheels and brakes, emergency slides, and select rotable parts maintenance expense during their term. Certain of these agreements contain minimum guarantee amounts, penalty provisions for either the early removal of aircraft or agreement termination for activity levels below the minimums.

We do not have long term maintenance agreements for our Airbus aircraft and some Embraer aircraft (except for the information above), and we have made significant deposits with the aircraft lessors for future maintenance events which will reduce future cash requirements.  As of December 31, 2012 and 2011 we had maintenance deposits of $170.0 million and $146.0 million, respectively.

We perform our heavy and overnight maintenance at our facilities in Columbus, Denver, Indianapolis, Louisville, Milwaukee, Pittsburgh and Kansas City, and we perform routine maintenance services from select line maintenance locations.

All mechanics and avionics specialists employed by us have appropriate training and experience and hold required licenses issued by the FAA. We provide periodic in-house and outside training for our maintenance and flight personnel and also take advantage of manufacturers’ training programs that are offered when acquiring new aircraft.

We have agreements with Flight Safety International to provide for aircraft simulator training for our pilots. We have no current plans to acquire our own simulator in the near term and believe that Flight Safety or other third party vendors will be able to provide us with adequate and cost effective flight simulator training for our pilots.

Employees

As of December 31, 2012, we employed approximately 9,140 full-time equivalent employees. The following is a table of our principal collective bargaining agreements and their respective amendable dates as of December 31, 2012:

Employee Group	Number of Full- Time Equivalent Employees	Representing Union	Amendable Date
Pilots	2,062	International Brotherhood of Teamsters Airline Division Local 357 (Chautauqua, Republic, and Shuttle)	*Oct-07
Frontier Pilots	596	International Brotherhood of Teamsters Airline Division Local 357	Mar-17
Flight Attendants	1,701	International Brotherhood of Teamsters Airline Division Local 135	*Sep-09
Frontier Flight Attendants	804	Association of Flight Attendants - CWA ("AFA-CWA")	Mar-16
Frontier Mechanics and tool room attendants	124	Teamsters Airline Division	*Mar-12
Frontier Aircraft Appearance and MX cleaners	97	Teamsters Airline Division	Sep-15
Dispatchers	75	Transport Workers Union of America Local 540	*Jun-12
Frontier Dispatchers	17	Transport Workers Union	*Sep-12
Material Specialists	27	International Brotherhood of Teamsters	*Mar-12
 _______________________
* Currently in negotiations

As of December 31, 2012, we had 3,637 employees who are not currently represented by any union.  Because of the high level of unionization among our employees, we are subject to risks of work interruption or stoppage and/or the incurrence of additional expenses associated with union representation of our employees.  We have never experienced any work stoppages or other job actions and generally consider our relationship with our employees to be good.  The union contract for our pilots and our flight attendants, except Frontier’s pilots, is currently amendable. The union contracts for our mechanics and tool room attendants, dispatchers, and our material specialists are currently amendable.

Executive Officers of the Company

The following table sets forth information regarding our current executive officers, directors and key employees as of December 31, 2012:

Name	Age	Position
Bryan K. Bedford	51	Chairman of the Board, President and Chief Executive Officer
Wayne C. Heller	54	Executive Vice President, Chief Operating Officer
Timothy P. Dooley	39	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Lars-Erik Arnell	52	Senior Vice President, Corporate Development
Lawrence J. Cohen	57	Director
Douglas J. Lambert	55	Director
Mark L. Plaumann	57	Director
Richard P. Schifter	60	Director
Neal S. Cohen	52	Director
David N. Siegel	51	Director, President and Chief Executive Officer of Frontier

Bryan K. Bedford joined us in July 1999 as our President and Chief Executive Officer and a member of our board of directors and became chairman of the board in August 2001. From July 1995 through July 1999, Mr. Bedford was the president and chief executive officer and a director of Mesaba Holdings, Inc., a publicly-owned regional airline. He has over 24 years of experience in the regional airline industry, and was named regional airline executive of the year in 1998 by Commuter and Regional Airline News and again in 2005 by Regional Airline World magazine. Mr. Bedford is a licensed pilot and a certified public accountant. He also served as the 1998 Chairman of the Regional Airline Association (RAA) and remains on the Board of Directors of the RAA.

Wayne C. Heller joined us in August 1999 as Vice President—Flight Operations with responsibility for flight crew supervision, system control, flight safety and flight quality standards. In February 2002, he became Executive Vice President and Chief Operating Officer of Chautauqua and assumed responsibility for all aircraft maintenance, records and engineering. From April 1996 until August 1999, he was employed by Mesaba Airlines, Inc. as its Director of System Operations Control. He is a licensed pilot and a licensed dispatcher and has over 30 years of regional airline experience in operations.

Timothy P. Dooley joined Chautauqua Airlines, one of the Company's subsidiaries, in November 1998 as Manager, Financial Planning and Analysis.  He was promoted to Director, Financial Planning and Analysis for the Company in January 2001 and was promoted to the office of Vice President, Financial Planning and Analysis for the Company in June 2006.  In April 2011, he became Senior Vice President and Chief Financial Officer. Before joining Chautauqua, he was a senior auditor for Ernst & Young, LLC.  He received his Bachelor of Science degree in Accounting and Marketing from Indiana University's Kelley School of Business in Bloomington, Indiana.

Mr. Arnell joined the Company in September 2002 as Vice President of Corporate Development.  In April 2011, he became Senior Vice President of Corporate Development. Prior to joining the Company, he held various financial positions in the transportation industry including the regional airline, air medical transportation, truckload and global manufacturing industries.  Mr. Arnell has deep knowledge and experience from financial management, restructuring, business development, and mergers and acquisitions.

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

Code-Share Agreements

Through our subsidiaries, we have entered into code-share agreements with US Airways, American, Delta, United and Continental (the "Partners") that authorize us to use their two-character flight designator codes ("US," "AA," "DL," "UA" and "CO") to identify our flights and fares in their computer reservation systems, to paint our aircraft with their colors and/or logos, to use their service marks and to market and advertise our status as US Airways Express, AmericanConnection, Delta Connection, United Express or Continental Express, respectively. Under the code-share agreements between our subsidiaries and each of US Airways, American, Delta, United and Continental, we are compensated on a fixed-fee basis on all of our flights. In addition, under our code-share agreements, our passengers participate in frequent flyer programs of the Partners, and the Partners provide additional services such as reservations, ticket issuance, ground support services, commuter slot rights and airport facilities.

US Airways Code-Share Agreements

Under our fixed-fee Jet Services Agreements with US Airways, we operated, as of December 31, 2012, nine E145 aircraft, 20 E170 aircraft and 38 E175 aircraft. As of December 31, 2012, we were providing 421 flights per day as US Airways Express.

In exchange for providing the designated number of flights and performing our other obligations under the code-share agreements, we receive compensation from US Airways three times each month. We receive an additional amount per available seat mile flown and may also receive incentives or pay penalties based upon our performance, including fleet launch performance, on-time departure performance and completion percentage rates. In addition, certain operating costs are considered "pass through" costs whereby US Airways has agreed to reimburse us the actual amount of costs we incur for these items. Landing fees, passenger catering, passenger liability insurance and aircraft property tax costs are pass through costs and are included in our fixed-fee services revenue. US Airways provides fuel directly for all of our US Airways operations.

Prior to the January 2013 amendment, the code-share agreement for the E145 aircraft was scheduled to terminate in July 2014. The code-share agreement for the E170/175 aircraft terminates in September 2015 with respect to the 20 E170 aircraft and eight of the E175 aircraft.   The remaining 30 E175 aircraft terminate 12 years from each aircraft’s in-service date and therefore would terminate from February 2019 to July 2020. US Airways may terminate the code-share agreements at any time for cause upon not less than 90 days notice and subject to our right to cure under certain conditions.

On January 23, 2013, the Company entered into a Fourth Amendment to the Amended and Restated Jet Service Agreement with US Airways, dated as of April 26, 2005 (such agreement, as so amended, the "US Air E145 Agreement"). In the Fourth Amendment, the parties agreed to remove all nine E145 50-seat aircraft (the "Removed Aircraft") from service under the US Air Agreement between April 1, 2013 and July 1, 2013. Upon removal of the last of the Removed Aircraft, the US Air E145 Agreement will terminate. The Fourth Amendment is subject to certain conditions set forth therein, including that Chautauqua obtain an agreement with another airline to operate the Removed Aircraft. These conditions were met and the Fourth Amendment became effective as of January 31, 2013.

The Delta Code-Share Agreements

As of December 31, 2012, we operated 31 E145 aircraft, 14 E170 aircraft, and 16 E175 aircraft for Delta under fixed-fee code-share agreements.  As of December 31, 2012, we provided 316 flights per day as Delta Connection.

Unless otherwise extended or amended, the code-share agreements for the E145, E170, and E175 aircraft terminate in March 2014, October 2017, and January 2019, respectively. Delta may terminate the code-share agreements at any time, with or without cause, if it provides us 180 days written notice, for the E145 regional jet code-share agreement, or after July 2015 for the E175 regional jet code-share agreement. With respect to the E145 agreement, if Delta chooses to terminate any aircraft early, it may not reduce the number of aircraft in service to less than 12 during the 12-month period following the 180 day initial notice period unless it completely terminates the code-share agreement. We refer to this as Delta's partial termination right.

If Delta exercises this right under the E145 agreement or the E175 agreement or if we terminate either agreement for cause, we have the right to require Delta either to purchase, sublease or assume the lease of aircraft leased by us with respect to any of the aircraft we previously operated for Delta under that agreement.  As of December 31, 2012, the Company estimates a payment of $98.8 million and $130.0 million would be required from Delta should they exercise the early termination provision under the E145 or E175 agreement, respectively.  If we choose not to exercise our put right, or if Delta terminates either agreement for cause, they may require us to sell or sublease to them or Delta may assume the lease of aircraft leased by us with respect to any of the aircraft we previously operated for it under that agreement. There is no early termination provision under the E170 agreement.

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

On February 5, 2013 and effective as of January 31, 2013, the Company entered into Amendment Number Ten to Delta Connection Agreement, which provides for the addition of 10 E145 aircraft for an initial term of 18 months for each aircraft.

The United Code-Share Agreement

As of December 31, 2012, we operated 38 E170 aircraft for United under a fixed-fee code-share agreement.  As of December 31, 2012, we provided 211 flights per day as United Express.

The fixed rates that we receive from United under the code-share agreements are annually adjusted in accordance with an agreed escalation formula. Additionally, certain of our operating costs are considered "pass through" costs whereby United has agreed to reimburse us the actual amount of costs we incur for these items. Landing fees, war risk insurance, liability insurance and aircraft property taxes are pass through costs and included in our fixed-fee services revenue.  Beginning in July 2012 we did not record fuel expense and the related revenue for the United operations.

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

The Continental Code-Share Agreements

As of December 31, 2012, we operated 12 E145 aircraft and 17 Q400 aircraft for Continental under fixed-fee code-share agreements. As of December 31, 2012, we provided 171 flights per day as United Express.

During 2012, the Continental code-share agreement was amended and extended, effective June 1, 2012. Unless otherwise extended or amended, the E145 code-share agreement terminates on July 31, 2014. All fuel is purchased directly by Continental and is not charged back to the Company.  Under the agreement, Continental purchases all capacity at predetermined rates and industry standard pass through costs whereby Continental has agreed to reimburse us the actual amount of costs we incur for these items. Landing fees, war risk insurance, liability insurance and aircraft property taxes are pass through costs and included in our fixed-fee services revenue. The agreement may be subject to early termination under various circumstances. In addition, the code-share agreement may be terminated under certain conditions.

On July 20, 2012, the Company entered into an agreement with Continental to operate 32 Q400 aircraft. On November 9, 2012, the rights and obligations under this agreement was assigned to United. As of December 31, 2012, 17 of the 32 aircraft are in service; the remaining 15 aircraft begin service between January 2013 and April 2013. Unless otherwise extended or amended, the Q400 code-share agreement terminates on April 1, 2021, with certain aircraft terms expiring between September 2020 and April 2021.

Continental has a call option to assume our ownership or leasehold interest in certain aircraft if we wrongfully terminate the code-share agreements or if Continental terminates the agreements for our breach for certain reasons.

The American Code-Share Agreements

On November 29, 2011, American filed for bankruptcy in the Southern District of New York. Under bankruptcy order American honored our pre-petition receivables and we continue to operate for American under the existing terms of our agreement. Unless otherwise extended or amended, the term of the American code-share agreement continues until August 19, 2014.

As of December 31, 2012, we operated 15 E140 aircraft for American under a fixed-fee code-share agreement and provided 128 flights per day as AmericanConnection.

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

Unless otherwise extended or amended, the E140 code-share agreement terminates in August 2014, with aircraft terms expiring between January 2014 and August 2014. Under certain conditions American has the option of an early phase-out if the Company is notified 90 days prior to the applicable phase-out dates stated in the agreement. If American exercises its early phase-out option, the aircraft terms could expire between September 2013 and April 2014. In addition, the code-share agreements may be terminated under certain conditions.

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

On January 24, 2013, the Company announced that it had reached an agreement with American to operate 53 Embraer E175 aircraft under the American Eagle brand with service to start in June 2013. The aircraft, which will seat 76 passengers in a two-class cabin, are expected to be phased into operation at approximately two to three aircraft per month beginning in mid-2013 through the first quarter of 2015. This agreement was subsequently amended on February 28, 2013 to reduce the number of covered aircraft from 53 to 47. The amended agreement was approved by the Bankruptcy Court on March 12, 2013 in the American Bankruptcy proceedings.

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

Regulatory Matters

Government Regulation

All interstate air carriers are subject to regulation by the Department of Transportation (DOT), the Federal Aviation Administration (FAA), the Transportation Security Administration (TSA) and certain other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service, those of the TSA to security and those of the FAA to operations and safety. The FAA requires operating, airworthiness and other certifications; approval of personnel who may engage in flight maintenance or operations activities; record keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. Generally, governmental agencies enforce their regulations through, among other mechanisms, certifications, which are necessary for our continued operations, and proceedings, which can result in civil or criminal penalties or suspension or revocation of operating authority. The FAA can also issue maintenance directives and other mandatory orders relating to, among other things, grounding of aircraft, inspection of aircraft, installation of new safety-related items and the mandatory removal, replacement or modification of aircraft parts that have failed or may fail in the future.

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

Republic

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

In addition, because all of our fixed-fee service revenues are currently generated under the fixed-fee code-share agreements, if any one of them is terminated, we cannot assure you that we would be able to enter into substitute code-share arrangements, that any such substitute arrangements would be as favorable to us as the current code-share agreements or that we could successfully utilize those aircraft in our Frontier operations.

We may be unable to profitably redeploy smaller aircraft removed from service.

As of December 31, 2012, we have 71 small regional jets (37-50 seat aircraft), 70 of which are operating under fixed-fee code-share agreements and one aircraft is operating under pro-rate agreements. These aircraft are scheduled to be removed from fixed-fee operations between January 2014 and May 2016. In most cases, the term of the aircraft lease or debt agreement exceeds the term of the aircraft under its respective code-share agreement. To the extent that aircraft are removed from service, we must either sell or sublease the aircraft to another party or redeploy it in order to cover our carrying expenses for that aircraft. Our inability to sell, sublease, extend under a fixed-fee code-share agreement and/or redeploy aircraft that have been removed from fixed-fee service could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

If the financial strength of any of our Partners decreases, our financial strength is at risk.

We are directly affected by the financial and operating strength of the Partners in our fixed-fee regional airline code-share business. In the event of a decrease in the financial or operational strength of any of our Partners, such Partner may be unable to make the payments due to us under its code-share agreement. In addition, it may reduce utilization of our aircraft to the minimum levels specified in the code-share agreements, and it is possible that any code-share agreement with a code-share Partner that files for reorganization under Chapter 11 of the bankruptcy code may not be assumed in bankruptcy and could be modified or terminated. Any such event could have an adverse effect on our operations and the price of our common stock. As of January 23, 2013, Standard & Poor's and Moody's, respectively, maintained ratings of B- and B1 for US Airways, B and B2 for Delta, and B and B2 for United Continental Holdings, Inc., the parent of United and Continental.

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

We depend on major airlines such as our Partners to contract with us instead of purchasing and operating their own aircraft; however, some major airlines own their own regional airlines and operate their own aircraft instead of entering into contracts with us or other regional carriers. For example, American, Delta, and US Airways have acquired many aircraft which they fly under their affiliated carriers. We have no guarantee that in the future our Partners will choose to enter into contracts with us instead of purchasing their own aircraft or entering into relationships with competing regional airlines as they are not prohibited from doing so under our code-share agreements. In addition, US Airways previously announced that, pursuant to an agreement with its pilots, US Airways will not enter into agreements with its regional affiliates to fly E190 and higher capacity aircraft and it is possible that our other partners will make the same decision. A decision by US Airways, American, Delta, United, or Continental to phase out our contract based code-share relationships as they expire and instead acquire and operate their own aircraft or to enter into similar agreements with one or more of our competitors could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

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

American Airlines reached agreement with its pilot group in December 2012 to among other things expand the seat cap of aircraft it is permitted to operate under code-share agreements with regional operators from 50 to 76 seats.

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

Since 1978 and continuing to the present, the airline industry has undergone substantial consolidation, and it may in the future undergo additional consolidation. For example, on February 14, 2013, US Airways and American announced plans to merger. We, as well as our Partners, routinely monitor changes in the competitive landscape and engage in analysis and discussions regarding our strategic position, including potential alliances and business combination transactions. Further consolidation could limit the number of potential partners with whom we could enter into code-share relationships. Although none of our contracts with our Partners allow termination or are amendable in the event of consolidation, any additional consolidation or significant alliance activity within the airline industry could adversely affect our relationship with our Partners.

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

Under our code-share agreements we are compensated for certain costs we incur in providing services. With respect to costs that are defined as "pass through" costs, our code-share partner is obligated to pay to us the actual amount of the cost. With respect to other costs, our code-share partner is obligated to pay to us amounts based, in part, on pre-determined rates for certain costs. During the year ended December 31, 2012, approximately 20% of our costs were pass through costs and approximately 80% of our costs were reimbursable at pre-determined rates. These pre-determined rates are not based on the actual expenses we incur, and generally escalate based on a consumer price index, subject to a maximum cap. If our annual rate increases are less than our actual cost escalations or if we incur expenses that are greater than the pre-determined amounts payable by our code-share partners, our financial results will be negatively affected.

Frontier

We could experience significant operating losses in the future.

There are several reasons, including those addressed in these risk factors, why our Frontier operations might fail to achieve profitability and might experience significant losses. In particular, a weak economy and the high volatility of fuel prices have had and may continue to have an impact on our operating results, and increase the risk that we will experience losses.

We are vulnerable to increases in aircraft fuel costs.

High oil prices may have a significant adverse impact on the future results of operations. We cannot predict the future cost and availability of fuel, or the impact of disruptions in oil supplies or refinery productivity based on natural disasters, which would affect our ability to compete. The unavailability of adequate fuel supplies could have an adverse effect on our Frontier operations. In addition, larger airlines may have a competitive advantage because they pay lower prices for fuel, and other airlines, such as Southwest Airlines, may have substantial fuel hedges that give them a competitive advantage. Because fuel costs are now a significant portion of our operating costs, substantial changes in fuel costs can materially affect our operating results and/or cause us to reduce our scheduled operations at Frontier. Fuel prices continue to be susceptible to, among other factors, speculative trading in the commodities market, political unrest in various parts of the world, Organization of Petroleum Exporting Countries policy, the rapid growth of economies in China and India, the levels of inventory carried by the oil companies, the amount of reserves built by governments, refining capacity, and weather. These and other factors that impact the global supply and demand for aircraft fuel may affect our financial performance due to its high sensitivity to fuel prices. A one-cent change in the cost of each gallon of fuel would impact our pre-tax income by approximately $1.5 million per year based on our current fleet and aircraft fuel consumption.

Fuel is a major component of our Frontier operating expenses, accounting for 37.9% of our total operating expenses for the year ended December 31, 2012. Our ability to pass on increased fuel costs has been and may continue to be limited by economic and competitive conditions.

We depend heavily on the Denver market to be successful.

Our business strategy for Frontier is heavily focused on our Denver hub. As of December 31, 2012, 89% of our flights originate or depart from Denver International Airport, known as DIA. We expect this concentration to decline slightly during the course of 2013. A reduction in our market share, increased competition, or reduced passenger traffic to or from Denver could have an adverse effect on our financial condition and results of operations. In addition, our dependence on a hub system operating out of DIA makes us more susceptible to adverse weather conditions and other traffic delays in the Rocky Mountain region than some of our competitors that may be better able to spread these traffic risks over larger route networks.

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

The Company relies heavily on technology and automated systems to operate its business and any significant failure or disruption of the technology or these systems could materially harm its business.

The Company depends on automated systems and technology to operate its business, including computerized airline reservation systems, flight operations systems, telecommunication systems and commercial websites, including flyfrontier.com. Frontier’s websites and other automated systems must be able to accommodate a high volume of traffic and deliver important flight and schedule information, as well as process critical financial transactions. These systems could suffer substantial or repeated disruptions due to events beyond the Company’s control, including natural disasters, power failures, terrorist attacks, equipment or software failures, computer viruses or cyber security attacks. Substantial or repeated website, reservations systems or telecommunication systems failures or disruptions, including failures or disruptions related to the Company’s integration of technology systems, could reduce the attractiveness of the Company’s services versus its competitors, materially impair its ability to market its services and operate its flights, result in the unauthorized release of confidential or otherwise protected information, and result in increased costs, lost revenue and the loss or compromise of important data.

General

Any labor disruption or labor strikes by our employees or those of our Partners would adversely affect our ability to conduct our business.

All of our pilots, flight attendants, dispatchers, and aircraft appearance agents as well as our mechanics at Frontier are represented by unions. Collectively, these employees represent approximately 60% of our workforce. Although we have never had a work interruption or stoppage, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. If we are unable to reach agreement with any of our unionized work groups on the amended terms of their collective bargaining agreements, we may be subject to work interruptions and/or stoppages. Any sustained work stoppages could adversely affect our ability to fulfill our obligations under our code-share agreements and could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

In addition, a labor disruption other than a union authorized strike may materially impact our results of operations and could cause us to be in material breach of our code-share agreements, all of which require us to meet specified flight completion levels during specified periods. Our Partners have the right to terminate their code-share agreements if we fail to meet these completion levels.

Increases in our labor costs, which constitute a substantial portion of our total operating costs, will directly impact our earnings and our ability to compete for new fixed-fee business.

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

We have collective bargaining agreements with our pilots, flight attendants, dispatchers, mechanics, material specialists and aircraft appearance agents. We cannot assure that future agreements with our employees' unions will be on terms in line with our expectations or comparable to agreements entered into by our competitors, and any future agreements may increase our labor costs and reduce both our income and our competitiveness for future business opportunities. As of December 31, 2012, approximately 60% of the Company's workforce is employed under union contracts. Because of the high level of unionization among our employees, we are subject to risks of work interruption or stoppage and/or the incurrence of additional expenses associated with union representation of our employees.  We have never experienced any work stoppages or other job actions and generally consider our relationship with our employees to be good.  The union contract for our pilots and our flight attendants, except Frontier’s pilots, is currently amendable. The union contracts for our mechanics and tool room attendants, dispatchers, and our material specialists are currently amendable.

Contract negotiations with Republic pilots, which began in July 2007, have been in federal mediation since June 2011. In February 2013, the Company presented its last, best and final offer in Washington, D.C. at the National Mediation Board ("NMB"). Because the union's local representatives did not respond to the Company's offer, the federal mediator suspended negotiations. However on February 27, 2013, the Company received notice from the union's national division that it will allow the Company's pilots to vote on the offer. The Company's final offer would significantly increase its wage and benefits costs for its Republic pilots. There can be no assurance that the Company's last, best and final offer will be voted on or approved by our pilots.

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

In addition, a substantial level of indebtedness, particularly because substantially all of our assets are currently subject to liens, could limit our ability to obtain additional financing on acceptable terms or at all for working capital, capital expenditures and general corporate purposes. We have historically needed substantial liquidity to fund the growth of our fixed-fee business and the operation of our Frontier business. These liquidity needs could vary significantly and may be affected by general economic conditions, industry trends, performance and many other factors not within our control.

We have significant debt and off-balance sheet obligations and any inability to pay would adversely impact our operations.

The airline business is very capital intensive and, as a result, many airline companies are highly leveraged. During the years ended December 31, 2012 and 2011, our mandatory debt service payments for aircraft totaled $333.8 million and $337.6 million, respectively, and our mandatory lease payments totaled $268.5 million and $264.8 million, respectively. We have significant lease obligations with respect to our aircraft, which aggregated approximately $1.2 billion and $1.5 billion at December 31, 2012 and 2011, respectively.

We have a significant amount of variable interest rate debt.  Approximately $264.9 million and $365.2 million of our debt as of December 31, 2012 and 2011, respectively, is subject to variable market interest rates.  If rates increase significantly, our results of operations and cash flows could be adversely impacted.

We may be unable to continue to comply with financial covenants in certain financing agreements, which, if not complied with, could materially and adversely affect our liquidity and financial condition.

We are required to comply with certain financial covenants under certain of our financing arrangements. We are required to maintain $125 million of unrestricted cash, maintain certain cash flow, debt service coverage and working capital covenants. As of December 31, 2012, we were in compliance with all our financial covenants.

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

Our business depends upon the efforts of our Chief Executive Officer, Bryan Bedford, and our other key management and operating personnel. American can terminate its E140 code-share agreement if we replace Mr. Bedford without its consent, which cannot be unreasonably withheld. We may have difficulty replacing management or other key personnel who leave and, therefore, the loss of the services of any of these individuals could harm our business. We maintain a “key man” life insurance policy in the amount of $5 million for Mr. Bedford, but this amount may not adequately compensate us in the event we lose his services.

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

Because the average age of our Embraer aircraft is approximately 7.6 years old and that of our Airbus aircraft is approximately 6.7 years old, our aircraft require less maintenance now than they will in the future. We have incurred lower maintenance expenses because most of the parts on our aircraft are under multi-year warranties. Our maintenance costs will increase significantly as our fleet ages and these warranties expire.

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

At December 31, 2012, we had estimated federal net operating loss carry-forwards, which we refer to as NOLs, of $1.4 billion for federal income tax purposes that begin to expire in 2015. We have recorded a valuation allowance for $408.0 million of those NOLs. Section 382 of the Internal Revenue Code, which we refer to as Section 382, imposes limitations on a corporation's ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382. Any unused NOLs in excess of the annual limitation may be carried over to later years.

The imposition of a limitation on our ability to use our NOLs to offset future taxable income could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs. Based on analysis that we performed, we believe we have not experienced a change in ownership as defined by Section 382, however; certain of our NOLs generated prior to July 2005 and acquired from previous business acquisitions are subject to an annual limitation under Internal Revenue Code Section 382 (“IRC 382”).

Changes to our business model may not be successful and may cause operational difficulties.

We are devoting significant attention and resources to separating our Republic and Frontier business. If we are unable to separate our business practices and operations in a manner that allows us to maintain cost synergies, or if achievement of such separation takes longer or costs more than expected, this could reduce our earnings or otherwise adversely affect our business and financial results. In addition, it is possible that the separation process could result in the loss of key employees, diversion of management's attention, the disruption or interruption of, or the loss of momentum in our ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers and employees. Additionally, if a transaction occurs and the Company is required to de-consolidate the Frontier business this will affect the comparability of our financial results, financial condition, and the results of our operations.

We are at risk of losses stemming from an accident involving any of our aircraft.

While we have never had a crash causing death or serious injury over our 38 year history, it is possible that one or more of our aircraft may crash or be involved in an accident in the future, causing death or serious injury to individual air travelers and our employees and destroying the aircraft and the property of third parties.

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

The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial air carriers. Accordingly, our insurance costs increased significantly and our ability to continue to obtain insurance even at current prices remains uncertain. In addition, we have obtained third-party war risk (terrorism) insurance through a special program administered by the FAA, resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. The program was extended, with the same conditions and premiums, until September 30, 2013. If the federal insurance program terminates, we would likely face a material increase in the cost of war risk insurance. The failure of one or more of our insurers could result in a lack of coverage for a period of time. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the claims paying ability of some insurers. Future downgrades in the ratings of enough insurers could adversely impact both the availability of appropriate insurance coverage and its cost. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could have an adverse impact on our financial results.

The Company may not realize the full value of its intangible or long-lived assets which may adversely affect its results of operations and financial condition.

In accordance with applicable accounting standards, the Company is required to test its indefinite-lived intangible assets for impairment on an annual basis, or more frequently if conditions indicate that an impairment may have occurred. In addition, the Company is required to test certain of its other assets for impairment if conditions indicate that an impairment may have occurred. During the year ended December 31, 2012, the Company performed impairment tests of certain intangible assets. The tests did not indicate that an impairment charge needed to be recorded in the current year.

The Company may be required to recognize impairments in the future due to, among other factors, extreme fuel price volatility, tight credit markets, a decline in the fair value of certain tangible or intangible assets, unfavorable trends in historical or forecasted results of operations and cash flows and the uncertain economic environment, as well as other uncertainties. The Company can provide no assurance that a material impairment charge of tangible or intangible assets will not occur in a future period. The value of our aircraft could be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from grounding of aircraft by the Company or other carriers. An impairment charge could have a material adverse effect on the Company's financial position and results of operations.

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

In February 2009, Colgan Flight 3407, operating as Continental Connection, crashed on its approach into Buffalo, New York. A total of 50 people were killed. Since the date of this tragedy, there have been numerous press reports questioning some of the operating policies of regional airlines. In response, there have also been legislative initiatives aimed at heightening safety requirements, such as The Airline Safety and Pilot Training Improvement Act of 2009. Although our regional jets have never had a crash causing death or serious injury in over 38 years of operations, should the public perceive regional aircraft as less safe our Partners may be less inclined to renew our contracts in the future or should new legislation impose additional burdens on us, our financial condition, results of operations and the price of our common stock could be materially adversely effected.

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

Airlines are often affected by certain factors beyond their control, including economic conditions and weather events, which can affect their operations.

Generally, revenues for airlines depend on the number of passengers carried, the fare paid by each passenger and service factors, such as the timeliness of departure and arrival. Demand for air travel could weaken in an economic recession. Economic weakness in the United States and international economies could have a significant negative impact on our results of operations. During periods of fog, ice, low temperatures, storms or other adverse weather conditions, flights may be cancelled or significantly delayed. For example, in October 2012, Hurricane Sandy impacted major New York airports, forcing us to cancel an abnormal portion of our operation. Under our fixed-fee code-share agreements, our regional airline business is partially protected against cancellations due to weather or air traffic control, although these factors may affect our ability to receive incentive payments for flying more than the minimum number of flights specified in our code-share agreements. Should we enter into pro-rate revenue sharing agreements in the future our regional airline business will not be protected against weather or air traffic control cancellations and our operating revenues could suffer as a result. Our Frontier operations are not insulated against weather or air traffic control cancellations.

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

Sales of a large number of shares of our common stock or the availability of a large number of shares for sale could adversely affect the market price of our common stock. Sales of shares by insiders could be perceived negatively by the investment community.

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

None

ITEM 2. PROPERTIES

Flight Equipment

As of December 31, 2012, we operated 281 aircraft as described in the following table:

Type	Total Aircraft	Owned	Leased	Average Age (in years)	Seats in Current Configuration
E135/140LR	16	12	4	10.8	44
E145LR (1)	55	22	33	10.7	50
E170/175LR	126	103	23	6.3	69-80
E190LR	12	9	3	2.9	99
A318	2	—	2	9.5	120
A319	37	4	33	8.4	138
A320	16	2	14	2.4	162
Q400	17	4	13	3.3	71

Total	281	156	125
__________________________
(1) Three of these aircraft are used as charters, spares, or are parked.

In addition to the aircraft listed above, we have subleased eleven E145 aircraft and three E170 aircraft to a foreign airline as of December 31, 2012.

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

Ground Operations and Properties

As of December 31, 2012, our facilities are summarized in the following table:

Facility	Square Feet	Location
Corporate Headquarters	83,100	Indianapolis, IN
Training Facility	20,400	Plainfield, IN
Maintenance Hangar	110,500	Indianapolis, IN
Maintenance Hangar/Office	232,100	Columbus, OH
Maintenance Hangar	70,000	Louisville, KY
Maintenance Hangar/Office	133,300	Pittsburgh, PA
Maintenance Hangar	81,300	Kansas City, MO
Maintenance Hangar	26,000	Honolulu, HI
Maintenance Hangars	194,300	Milwaukee, WI
Corporate Office - Frontier	77,500	Denver, CO

Our employees perform substantially all routine airframe and engine maintenance and periodic inspection of equipment. Our Partners or third parties provide ground support services and ticket handling services in all cities we serve our Partners and we provide ground support services and ticket handling services for the majority of our Frontier operations.

We lease all of our facilities, except the maintenance hangar in Honolulu, HI, which we own. All leased facilities are subject to either long-term leases or on a month to month basis.

We believe that our current facilities, along with our planned additional facilities, are adequate for the current and foreseeable needs of our business.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to certain legal and administrative actions which management considers routine to its business activities. As of December 31, 2012, management believes, after consultation with legal counsel, the ultimate outcome of any pending legal matters, except the information discussed below, will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

On June 10, 2011, Frontier reached a tentative agreement with the Frontier pilots (the “Pilots”), then represented by the Frontier Airlines Pilot Association ("FAPA"), pursuant to which FAPA agreed in principle to the restructuring of certain wages and benefits. On June 17, 2011, the tentative agreement was ratified by the Pilots.

The agreement included, among other things, (i) the postponement of certain pay increases, (ii) reduced Company contributions to the Pilots' 401(k) plan, (iii) reduced accruals for vacation days and sick days and (iv) an extension of the collective bargaining agreement by two years (collectively, the "Investment"). In exchange for the Investment, the Frontier pilots will receive an equity stake in Frontier or cash settlement valued at $7.2 million, which vests over the term of the agreement. As of December 31, 2012, the Company has recorded an accrued liability of $2.8 million for the equity stake. As of December 31, 2012, the Company has complied with all conditions of the agreement. The Company continues its efforts to sell or attract an equity investment in Frontier that would reduce the Company's ownership of Frontier to a minority interest by December 31, 2014.

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

We believe that these allegations are baseless and that we did not interfere in the election process, which in fact the IBT won. We intend to vigorously defend ourselves and Frontier against this complaint, but there can be no assurance that we will be successful. If we are not successful and the restructuring agreement with our Frontier pilots is declared null and void, Frontier would lose approximately $9 million to $10 million in annual cost savings on average over the next three years, which may have a material adverse effect on our business, financial condition or results of operations.

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

Year Ended December 31, 2011	High	Low
First Quarter	$7.79	$5.73
Second Quarter	6.47	4.21
Third Quarter	5.65	2.50
Fourth Quarter	4.78	2.47
Year Ended December 31, 2012
First Quarter	$6.33	$3.39
Second Quarter	5.89	4.68
Third Quarter	5.97	4.09
Fourth Quarter	5.95	4.41

As of December 31, 2012 there were 4,080 stockholders of record of our common stock. We have never paid cash dividends on our common stock. The payment of future dividends is within the discretion of our board of directors and will depend upon our future earnings, our capital requirements, bank or other lender financing, financial condition and other relevant factors.

Performance Graph

The above graph compares the performance of the Company from May 27, 2004 through December 31, 2012, against the performance of (i) the Composite Index for NASDAQ Stock Market (U.S. Companies) and (ii) an index of companies engaged in air transportation (SIC 4512), including regional airlines, whose stocks trade on the NASDAQ, for the same period.

Below is a summary of the equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders
Options outstanding under the 2002 Equity Incentive Plan (1)	1,317,950	$13.55	—
Options outstanding under the 2007 Equity Incentive Plan	3,221,625	11.80	447,292
Equity compensation plans not approved by security holders	—	—	—
Total	4,539,575	$12.29	447,292
(1) The 2002 Equity Incentive Plan expired on April 19, 2012 with 22,434 shares available to be issued. These shares were canceled by the Company on that date and there are no shares available for future issuance as of December 31, 2012.

Unregistered Sales of Equity Securities

None

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data and operating statistics should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in millions)
Statement of Operations Data:
Operating revenues:
Fixed-fee service	$1,102.1	$1,079.0	$1,030.3	$1,180.2	$1,462.2
Passenger service	1,556.8	1,694.5	1,541.3	421.0	—
Charter and other	152.0	91.0	82.1	41.0	17.5
Total operating revenues	2,810.9	2,864.5	2,653.7	1,642.2	1,479.7
Operating expenses:
Wages and benefits	562.3	560.6	549.9	342.4	252.3
Aircraft fuel (2)	693.7	821.1	616.9	236.6	327.8
Landing fees and airport rents	169.7	167.7	170.7	96.9	59.9
Aircraft and engine rent	243.2	251.5	240.6	156.8	134.2
Maintenance and repair	296.3	297.2	255.8	211.5	169.4
Insurance and taxes	38.1	42.1	45.5	28.1	25.8
Depreciation and amortization	190.6	200.2	204.5	163.6	133.2
Promotion and sales	110.5	133.6	134.8	36.3	—
Goodwill impairment	—	—	—	113.8	—
Other impairment charges (3)	—	191.1	11.5	8.8	—
Gain on bargain purchase	—	—	—	(203.7)	—
Other (1)	293.6	305.0	290.1	179.7	122.0
Total operating expenses	2,598.0	2,970.1	2,520.3	1,370.8	1,224.6
Operating income (loss)	212.9	(105.6)	133.4	271.4	255.1
Other income (expense):
Interest expense	(127.0)	(137.3)	(151.7)	(145.0)	(131.9)
Other - net	0.3	0.5	(3.2)	9.8	14.2
Total other expense	(126.7)	(136.8)	(154.9)	(135.2)	(117.7)
Income (loss) before income taxes	86.2	(242.4)	(21.5)	136.2	137.4
Income tax expense (benefit)	34.9	(90.6)	(7.7)	99.8	52.8
Net income (loss)	51.3	(151.8)	(13.8)	36.4	84.6
Add: Net loss attributable to noncontrolling interest in Mokulele Flight Service Inc.	—	—	—	3.3	—
Net income (loss) of the Company	$51.3	$(151.8)	$(13.8)	$39.7	$84.6
Net income (loss) available for common stockholders per share:
Basic	$1.06	$(3.14)	$(0.38)	$1.15	$2.43
Diluted	$1.02	$(3.14)	$(0.38)	$1.13	$2.42
Weighted average common shares outstanding:
Basic	48.5	48.2	36.0	34.6	34.9
Diluted	51.4	48.2	36.0	35.7	34.9
Other Financial Data:
Net cash from:
Operating activities	$252.4	$131.5	$256.5	$168.6	$242.3
Investing activities	$37.2	$23.6	$2.5	$3.4	$(81.9)
Financing activities	$(261.7)	$(227.0)	$(125.3)	$(144.2)	$(194.7)

(1) Includes $19.8 million, $41.4 million, $56.4 million, and $7.0 million of restructuring and fleet transition expenses for the years ended December 31, 2012, 2011, 2010, and 2009, respectively.

(2) As of December 31, 2012, all of our Partners provide all of our aircraft fuel for our fixed fee business. The decrease in fuel for 2012 was related to lower average cost per gallon; and effective July 2012, United began providing fuel. Beginning in July 2012, May 2009 and June 2009, we did not record fuel expense and the related revenue for the United, American and Delta operations, respectively. All fuel related to the Continental and US Airways operations is directly supplied.  The increase in 2011 and 2010, fuel expense was primarily attributable to a full year of expense related to flying completed in our Frontier operations. Prior to the acquisition of Midwest and Mokulele, all fuel was directly supplied by them.  Prior to the acquisition of Frontier, Frontier directly supplied fuel until the aircraft were removed from service during the second quarter of 2008.

(3) Includes $191.1 million, $11.5 million, and $8.8 million of asset impairment for years ended December 31, 2011, 2010, and 2009, respectively.

(in millions)	Years Ended December 31,
	2012 (1)	2011 (1)	2010 (1)	2009 (1)	2008
Airline Operating Data:
Passengers carried	30.8	31.4	32.0	23.0	18.9
Revenue passenger miles (2)	20,699.0	20,961.4	21,143.8	12,905.6	9,701.0
Available seat miles(3)	25,345.6	26,227.7	26,547.3	17,116.5	13,213.7
Passenger load factor (4)	81.7%	79.9%	79.6%	75.4%	73.4%
Revenue per available seat mile (5)	$0.111	$0.109	$0.100	$0.096	$0.112
Cost per available seat mile (6)	$0.108	$0.111	$0.100	$0.093	$0.103
Average passenger trip length (miles)	672	661	662	562	513
Number of aircraft in operations (end of period):
Regional Jets:
Owned	146	152	150	150	142
Leased	63	67	72	78	79
Airbus:
Owned	6	6	11	13	—
Leased	49	54	39	38	—
Q400:
Owned	4	2	3	6	—
Leased	13	—	—	5	—
Total aircraft	281	281	275	290	221

	As of December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:	(in millions)
Cash and cash equivalents	$247.2	$219.3	$291.2	$157.5	$129.7
Aircraft and other equipment—net	2,546.7	2,808.7	3,173.5	3,418.2	2,692.4
Total assets	3,655.2	3,901.7	4,348.7	4,450.5	3,236.6
Long-term debt, including current maturities	2,119.5	2,359.1	2,577.7	2,789.4	2,277.8
Total stockholders' equity	513.5	460.5	609.6	517.9	475.9

(1) The full year 2012, 2011, 2010 and 2009 are not comparable to the year ended December 31, 2008.  The results of operations for 2009 include Midwest beginning in August 2009 and Frontier in October 2009 and include 12 months of the results of operations for Midwest and Frontier during 2010.

(2) Passengers carried multiplied by miles flown.

(3) Passenger seats available multiplied by miles flown.

(4) Revenue passenger miles divided by available seat miles.

(5) Total airline operating revenues divided by available seat miles.

(6) Total operating and interest expenses excluding goodwill impairment and other impairment charges as well as the gain on bargain purchase divided by available seat miles. Total operating and interest expenses excluding goodwill impairment and other impairment charges as well as the gain on bargain purchase is not a calculation based on accounting principles generally accepted in the United States of America and should not be considered as an alternative to total operating expenses.   Cost per available seat mile utilizing this measurement is included as it is a measurement recognized by the investing public relative to the airline industry.

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

As of December 31, 2012, our operating subsidiaries offered scheduled passenger service on 1,578 flights daily to 141 cities in 45 states, the Bahamas, Canada, Costa Rica, Dominican Republic, Jamaica, Mexico, and the Turks and Caicos Islands under scheduled passenger service or pro-rate operations as Frontier Airlines and through fixed-fee code-share agreements with AMR Corp., the parent of American Airlines, Inc. ("American"), Continental Airlines, Inc. ("Continental"), Delta Air Lines, Inc. ("Delta"), United Air Lines, Inc. ("United"), and US Airways, Inc. ("US Airways") (collectively referred to as our "Partners"). Currently, we provide our Partners with fixed-fee regional airline services, operating as AmericanConnection, Continental Express, Delta Connection, United Express, or US Airways Express, including service out of their hubs and focus cities.

Fleet Composition

The following table outlines the type of aircraft our subsidiaries operate and their respective operations within our business units as of December 31, 2012:

		Schedule of Operational Aircraft
Operating Subsidiaries	Aircraft Size (Seats)	Frontier	American	Continental	Delta	United	US Airways	Spares	Number of Aircraft
Chautauqua	37 to 50	1	15	12	31	—	9	3	71
Shuttle America	70 to 76	—	—	—	30	38	—	—	68
Republic Airline	69 to 99	12	—	17	—	—	58	—	87
Frontier	120 to 162	55	—	—	—	—	—	—	55
Total number of operating aircraft		68	15	29	61	38	67	3	281

During 2012, our operational fleet remained the same at 281. The Company returned to the lessor or sold: two ERJ 135s, five E190s, two A318s, and four A319s. Three ERJ 170s were subleased, and the Company took delivery of one A320 aircraft and fifteen Q400 aircraft. Included in the operational fleet there are three ERJ aircraft that operated as charter service, serve as operational spares, or are temporarily parked.

Our Frontier operations consist of all Airbus operations at Frontier. Additionally, included within the Republic segment are regional jet aircraft operated by Republic under a pro rate agreement with Frontier. Frontier, which we purchased out of bankruptcy in 2009, is a low-fare carrier in Denver, Colorado. During 2011, we successfully restructured Frontier and reported operating income improvement of $118.1 million in 2012. We view Frontier as an efficient, low-cost producer of narrowbody capacity and believe it is well-positioned to compete in Denver.

We have fixed-fee regional jet code-share agreements with each of our Partners that require us to maintain specified performance levels. Pursuant to these fixed-fee agreements, which provide for minimum aircraft utilization at fixed rates, we are authorized to use our Partners' two-character flight designation codes to identify our flights and fares in our Partners' computer reservation systems, to paint our aircraft in the style of our Partners, to use their service marks and to market ourselves as a carrier for our Partners. Our fixed-fee agreements have historically limited our exposure to fluctuations in fuel prices, fare competition and passenger volumes. Our development of relationships with multiple major airlines has enabled us to reduce our dependence on any single airline, allocate our overhead more efficiently among our Partners and reduce the cost of our services to our Partners.

Separation

The Company continues to make progress with its efforts to sell Frontier, however, we can provide no assurance as to the exact timing of when, or if, such a transaction could be consummated. We do believe any such transaction would have a material impact to our financial position and results of operations, and could have a significant impact to the price of our common stock.

Segments

Based on our continual monitoring of the long-term economic characteristics, airline processes, class of customer, and route operations flown as a part of our operating segments, we identified a change in our operating segments during the first quarter of 2012. The Company has adjusted its presentation of business segments in 2012 and has revised the prior two year's information to conform to the current period segment presentation. We believe this segmentation is appropriate based upon operating decisions and performance assessments by our chief operating decision maker.

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

Pro-rate Agreements

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

Business Strategy

Republic

•
Continue to operate a high-quality fleet of aircraft across an efficient network - We intend to maintain a modern, high-quality fleet of regional aircraft that meets or exceeds stringent industry operating standards and complies with the terms of our fixed-fee regional aircraft code-share agreements. We believe we have highly efficient flight and maintenance operations due to leveraging large crew and maintenance bases across multiple Partners' networks.

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

•
Take advantage of growth opportunities to operate larger regional jets - Network carrier consolidation, along with high fuel prices, has limited the economic use of smaller regional jets. Our Partners have shown an interest in having more, larger regional jets in their networks. We believe our existing relationship with our Partners and our strong relationship with Embraer make us well-positioned to take advantage of any growth opportunities. On January 24, 2013, the Company announced that it had reached an agreement with American to operate 53 Embraer E175 aircraft under the American Eagle brand with service to start in June, 2013. This agreement was subsequently amended on February 28, 2013 to reduce the number of covered aircraft from 53 to 47. The amended agreement was approved by the Bankruptcy Court on March 12, 2013 in the American Bankruptcy proceedings.

Frontier

•
Compete effectively by providing our customers with low fares on our low-cost, narrowbody aircraft -  Frontier offers a differentiated customer experience with its LiveTV and bundled fare offerings through its Classic and Classic Plus products, which are available for purchase on flyfrontier.com. We believe the restructuring completed in 2011 provides Frontier with low-cost narrowbody aircraft, which allows us to compete effectively in our highly contested markets.

•
Further lower our unit costs (Cost per available seat mile "CASM") to become an ultra-low cost carrier - We are focused on our effort to further reduce operating costs at Frontier by increasing seat density and reducing sales and distribution costs. Frontier continues to simplify its fleet by removing regional aircraft flown by our other subsidiaries. Additionally,

Frontier will continue to replace smaller A318 and A319 aircraft with larger A320 aircraft as opportunities arise, which will help reduce CASM.

•
Continue to work towards brand preference in Denver, Colorado and expand Frontier's network in other strategic locations - We remain focused on right-sizing our network in Denver and we are developing new point-to-point opportunities in markets where we have competitive advantages because of our low costs.

•
Increase ancillary sales per passenger by utilizing ultra low cost carrier methodologies - Historically, Frontier's ancillary revenues have been lower than other low cost carriers. We are evaluating other ancillary revenue opportunities and anticipate an increase in our ancillary sales per passenger in future periods.

Revenue

Fixed-Fee Service - Under our code-share arrangements with our Partners, we receive fixed-fees, as well as reimbursement of specified costs on a gross basis with additional possible incentives from our Partners for superior performance. For the years ended December 31, 2012, 2011 and 2010, all of our fixed-fee revenue was earned under our fixed-fee arrangements. The number of aircraft we operate and aircraft utilization are the most significant drivers of our revenue, as opposed to the number of passengers we carry or the fare the passengers pay.

Passenger Service - Branded passenger service includes passenger ticket revenue and pro-rate revenue on our Frontier airline. Unlike our fixed fee business, the most significant drivers of our revenue are the number of passengers we carry and the fare paid by the passenger.

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

Charter revenue for the twelve months ended December 31, 2012 , 2011 and 2010 was $95.6 million, $16.7 million, and $5.8 million respectively. The increase in charter revenues is due to the start up of our relationship with Apple Vacations that began in October 2011.

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

Aircraft Fuel

As of December 31, 2012, all of our aircraft fuel for the fixed-fee operations is supplied directly by our code-share partners, and thus, we do not record expense or the related revenue for those gallons of fuel.  Beginning in July 2012, we did not record fuel expense and the related revenue for the United operations.  We also did not pay for or record fuel expense and the related revenue for Continental, American, Delta or US Airways operations.   All fuel costs including into-plane fees and taxes are expensed as incurred for our Frontier operations.  Aircraft fuel also includes the realized and unrealized mark-to-market adjustments on fuel derivatives.

Landing Fees and Airport Rents

This expense consists of an estimate of fees charged by airports for each aircraft landing and airport rental fees for ticket counter, gate and common space.   Under our fixed-fee agreements, we are generally reimbursed for the actual costs of landing fees.  Landing fees and airport rents are expensed as incurred for the Frontier operations.

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

Promotion and Sales

This expense is incurred on our Frontier operation only and consists of advertising costs, passenger reservation and booking fees, credit card processing fees and commissions.

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

Results of Operations

Based on our continual monitoring of the long-term economic characteristics, airline processes, class of customer, and route operations flown as a part of our operating segments, we have identified each of our operating segments below as reportable segments. We changed our presentation of business segments in 2012 primarily due to changes in management and organizational structure; and we have revised information for all periods presented to conform to the current period segment presentation. We believe this segmentation is appropriate based upon operating decisions and performance assessments by our chief operating decision maker.

We have identified two reportable segments: Republic and Frontier. Our Republic segment includes all regional flying performed under fixed-fee and pro-rate agreements, subleasing activities, regional charter operations and the cost of any unallocated regional aircraft. The Frontier segment includes passenger service revenues and expenses for operating our Airbus fleet, as well as charter and cargo operations at Frontier.

Under our pro-rate agreements, Republic is allocated an industry standard pro rata portion of ticket revenue, while Frontier retains all connect revenues as well as ancillary revenues on regional flights. Frontier maintains certain rights to deploy the regional aircraft and maintains control of pricing and revenue management. Frontier also retains responsibility for all customer service expenses, including airport rents. Selling and distribution costs are shared between Republic and Frontier. Republic incurs fuel expense based on gallons consumed flying under the pro-rate agreement.

The following tables sets forth information regarding the Company’s statistical performance for the years ended December 31, 2012 and 2011.

Operating Highlights - Republic	Twelve Months Ended December 31,
	2012	2011	Change
Total revenues (millions)	$1,377.4	$1,534.0	(10.2)%
Total fuel expense (millions)[1]	$161.4	$303.3	(46.8)%
Total operating and interest expense, excluding fuel expense	$1,153.7	$1,377.8	(16.3)%
Operating aircraft at period end:
37-50 seats	71	73	(2.7)%
69-99 seats[10]	155	148	4.7%
Block hours[7]	701,040	731,440	(4.2)%
Departures	409,058	429,564	(4.8)%
Passengers carried	20,112,289	20,773,219	(3.2)%
Revenue passenger miles ("RPM") (millions) [2]	10,120	10,691	(5.3)%
Available seat miles ("ASM") (millions) [3]	13,437	14,449	(7.0)%
Passenger load factor [4]	75.3%	74.0%	1.3 pts
Cost per ASM, including interest expense (cents) 5 6	9.79	11.64	(15.9)%
Cost per ASM, including interest expense and excluding fuel expense (cents)[6]	8.59	9.54	(10.0)%
Gallons consumed[1]	48,842,044	91,890,705	(46.8)%
Average cost per gallon	$3.30	$3.30	—%
Average daily utilization of each aircraft (hours) [8]	9.8	9.9	(1.0)%
Average length of aircraft flight (miles)	469	498	(5.8)%
Average seat density	67	68	(1.5)%

Operating Highlights - Frontier	Twelve Months Ended December 31,
	2012	2011	Change
Total revenues (millions)	$1,433.5	$1,330.5	7.7%
Total fuel expense (millions)	$532.3	$517.8	2.8%
Total operating and interest expense, excluding fuel expense	$877.3	$908.0	(3.4)%
Operating aircraft at period end:
120 seats	2	4	(50.0)%
136-138 seats	37	41	(9.8)%
162-168 seats	16	15	6.7%
Passengers carried	10,700,669	10,583,331	1.1%
Revenue passenger miles ("RPM") (millions) [2]	10,579	10,271	3.0%
Available seat miles ("ASM") (millions) [3]	11,908	11,779	1.1%
Passenger load factor [4]	88.8%	87.2%	1.6 pts
Total revenue per available seat mile (cents)	12.04	11.30	6.5%
Operating cost per ASM (cents) 5 6 9	11.79	12.05	(2.2)%
Fuel cost per available seat mile (cents) [9]	4.47	4.40	1.6%
Cost per ASM, excluding fuel expense (cents)[6]	7.32	7.65	(4.3)%
Gallons consumed	158,361,595	159,145,671	(0.5)%
Average cost per gallon [9]	$3.36	$3.25	3.4%
Block hours[7]	214,494	219,359	(2.2)%
Departures	85,328	87,938	(3.0)%
Average daily utilization of each aircraft (hours) [8]	11.0	11.2	(1.8)%
Average length of aircraft flight (miles)	976	957	2.0%
Average seat density	143	140	2.1%

1.
Includes $48.2 million and $102.5 million of fuel expense reimbursement for the year ended December 31, 2012 and 2011. Effective July 1, 2012, United agreed to supply fuel directly to our flights under its code-share agreements and the Company will no longer recognize the cost of fuel and related revenue for fuel used under the United Code-Share Agreement.

2.	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

3.	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

4.	Passenger load factor is revenue passenger miles divided by available seat miles.

5.	Total operating costs divided by available seat miles.

6.
Costs (in all periods) exclude impairments and other expenses not attributable to either Republic or Frontier segments. Total operating and interest expenses excluding other impairment charges is not a calculation based on accounting principles generally accepted in the United States of America and should not be considered as an alternative to total operating expenses. Cost per available seat mile utilizing this measurement is included as it is a measurement recognized by the investing public relative to the airline industry.

7.	Hours from takeoff to landing, including taxi time.

8.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

9.	Includes mark-to-market fuel hedge expense (benefit) of $2.2 and $(3.8) million for the years ended December 31, 2012 and 2011.

10.	There were 15 Q400 aircraft added to service in the second half of 2012.

The following table sets forth information regarding the Company’s expenses for the years ended December 31, 2012 and 2011. Individual expense components are also expressed in cents per ASM (in millions unless otherwise indicated).

	Republic
Years Ended December 31	2012	2011	Cost per ASM (cents) 2012	Cost per ASM (cents) 2011	Variance	% Variance
Fixed-fee service	$1,102.1	$1,079.0
Passenger service	247.9	406.7
Charter and other	27.4	48.3
TOTAL OPERATING REVENUES	$1,377.4	$1,534.0
OPERATING EXPENSES:
Wages and benefits	298.5	289.6	2.22	2.00	0.22	11.0%
Aircraft fuel	161.4	303.3	1.20	2.10	(0.90)	(42.9)%
Landing fees and airport rents	61.7	66.6	0.46	0.46	—	—%
Aircraft and engine rent	110.7	116.9	0.82	0.81	0.01	1.2%
Maintenance and repair	235.2	237.9	1.75	1.65	0.10	6.1%
Insurance and taxes	24.6	27.1	0.18	0.19	(0.01)	(5.3)%
Depreciation and amortization	162.4	172.3	1.21	1.19	0.02	1.7%
Promotion and sales	12.7	24.0	0.09	0.17	(0.08)	(47.1)%
Other impairment charges	—	191.1	—	1.27	(1.27)	(100.0)%
Other	126.7	122.1	0.94	0.90	0.04	4.4%
Total operating expenses	1,193.9	1,550.9	8.88	10.73	(1.85)	(17.2)%
OPERATING INCOME (LOSS)	183.5	(16.9)
Total non-operating expense, net	(121.2)	(130.2)	(0.90)	(0.90)	—	—%
INCOME (LOSS) BEFORE INCOME TAXES	$62.3	$(147.1)

	Frontier
Years Ended December 31	2012	2011	Cost per ASM (cents) 2012	Cost per ASM (cents) 2011	Variance	% Variance
Passenger service	$1,308.9	$1,287.8
Cargo and other	124.6	42.7
TOTAL OPERATING REVENUES	$1,433.5	$1,330.5
OPERATING EXPENSES:
Wages and benefits	263.8	271.0	2.22	2.30	(0.08)	(3.5)%
Aircraft fuel	532.3	517.8	4.47	4.40	0.07	1.6%
Landing fees and airport rents	108.0	101.1	0.91	0.86	0.05	5.8%
Aircraft and engine rent	132.5	134.6	1.11	1.14	(0.03)	(2.6)%
Maintenance and repair	61.1	59.3	0.51	0.50	0.01	2.0%
Insurance and taxes	13.5	15.0	0.11	0.13	(0.02)	(15.4)%
Depreciation and amortization	28.2	27.9	0.24	0.24	—	—%
Promotion and sales	97.8	109.6	0.82	0.93	(0.11)	(11.8)%
Other	166.9	182.9	1.40	1.55	(0.15)	(9.7)%
Total operating expenses	1,404.1	1,419.2	11.79	12.05	(0.26)	(2.2)%
OPERATING INCOME (LOSS)	29.4	(88.7)
Total non-operating expense, net	(5.5)	(6.6)	(0.05)	(0.06)	0.01	(16.7)%
INCOME (LOSS) BEFORE INCOME TAXES	$23.9	$(95.3)

Republic 2012 compared to 2011

Operating Revenues

Operating revenues decreased by 10.2% due to a decrease in pro-rate flying for the Frontier segment and a reduction in pass-through fuel revenue. The decrease in pro-rate flying represents approximately $179.0 million. The Company removed 14 aircraft throughout 2012 from pro-rate service for Frontier. Some of these aircraft were redeployed (5 ERJ 145 aircraft for CPA flying, 3 ERJ 170 aircraft for sublease flying); however 5 ERJ 190 aircraft were sold and 1 ERJ 135 aircraft was returned to lessor, resulting in an overall reduction in flying compared to the prior year. This decrease was offset by an increase in CPA flying of $75.7 million primarily driven by the aircraft we redeployed as discussed above. In addition, effective July 1, 2012, United agreed to supply fuel directly to our flights under its code-share agreements and the Company will no longer recognize the cost of fuel and related revenue for fuel used under the United Code-Share Agreement. The reduction in pass-through fuel revenue represented approximately $52.7 million of the overall reduction in Republic revenue.

Factors relating to changes in operating expenses are discussed below:

The increase in wages and benefits unit cost of 0.22¢ per ASM was primarily related to an increase in benefit costs and normal merit and seniority-related increases. In addition, during 2012 the Company began to reduce its administrative fee to Frontier for overhead and support services. This reduced level of synergies negatively impacted the Republic segment. Wages and benefits may continue to increase for our Republic segment in future periods as we continue to prepare for the possible separation of Frontier.

The decrease in aircraft fuel was primarily due to United paying for fuel for CPA flying in the second half of the year, coupled with the decrease in gallons consumed because of a reduction in pro-rate flying for Frontier.

Maintenance and repair unit cost increased 0.10¢ per ASM primarily due to an increase in scheduled heavy check maintenance on all aircraft and engine restorations on 50-seat aircraft.

The decrease in promotion and sales unit cost was primarily related to the reduction in pro-rate flying for Frontier.

The impairment in 2011 was primarily attributable to charge on the ERJ 135/140/145 aircraft and related aircraft equipment and spare parts on the Q400 aircraft. There were no impairment charges in 2012.

Frontier 2012 compared to 2011

Operating Revenues

Operating revenues increased by 7.7% as a result of an improvement in Frontier unit revenues that was driven by a higher load factor, coupled with an increase in charter and other revenue. We continue to strive to improve Frontier unit revenues by continuing to find opportunities to exchange our A318/A319 aircraft for A320 aircraft.

Factors relating to changes in operating expenses are discussed below:

Wages and benefits cost decreased by 0.08¢ per ASM, due primarily to an increase in the average seat density of the Airbus aircraft and a decrease in the administrative fees charged by Republic as discussed above.

Aircraft fuel unit cost increased 0.07¢ primarily due to the rise in the cost per gallon, ($3.36 in 2012 compared to $3.25 in 2011), partially offset by a reduction in gallons consumed.

Promotion and sales unit cost decreased 0.11¢ primarily due to the Company's consistent strategy to reduce marketing costs and advertising expense, and a measurable shift in passenger bookings to internal channels.

Other expenses unit cost decreased primarily due to lower write-offs of maintenance reserves during 2012 compared to 2011.

Consolidated

We recorded an income tax expense of $34.9 million or 40.5% effective tax rate during 2012, compared with an income tax benefit of $90.6 million or 37.4% effective tax rate during 2011. The effective tax rate is higher than the statutory rate due to miscellaneous permanent tax adjustments in 2012. The 2011 effective tax rate is lower than the statutory rate due to non-deductible meals and entertainment expense, primarily for our flight crews.

The following tables sets forth information regarding the Company’s statistical performance for the years ended December 31, 2011 and 2010.

Operating Highlights - Republic	Twelve Months Ended December 31,
	2011	2010	Change
Total revenues (millions)	$1,534.0	$1,319.9	16.2%
Total fuel expense (millions)	$303.3	$177.9	70.5%
Total operating and interest expense, excluding fuel expense	$1,377.8	$1,110.7	24.0%
Operating aircraft at period end:
37-50 seats	73	78	(6.4)%
69-99 seats	148	147	0.7%
Block hours[6]	731,440	740,489	(1.2)%
Departures	429,564	440,452	(2.5)%
Passengers carried	20,773,219	21,901,152	(5.2)%
Revenue passenger miles ("RPM") (millions) [1]	10,691	10,425	2.6%
Available seat miles ("ASM") (millions) [2]	14,449	15,054	(4.0)%
Passenger load factor [3]	74.0%	69.3%	4.7 pts
Cost per ASM, including interest expense (cents) 4 5	11.64	8.48	37.3%
Cost per ASM, including interest expense and excluding fuel expense (cents) [5]	9.54	7.30	(30.7)%
Gallons consumed	91,890,705	51,600,042	78.1%
Average cost per gallon	$3.30	$3.45	(4.3)%
Average daily utilization of each aircraft (hours) [7]	9.9	9.7	2.1%
Average length of aircraft flight (miles)	498	509	(2.2)%
Average seat density	68	67	1.5%

Operating Highlights - Frontier	Twelve Months Ended December 31,
	2011	2010	Change
Total revenues (millions)	$1,330.5	$1,333.8	(0.2)%
Total fuel expense (millions)	$517.8	$439.0	17.9%
Total operating and interest expense, excluding fuel expense	$908.0	$947.6	(4.2)%
Operating aircraft at period end:
120 seats	4	5	(20.0)%
136-138 seats	41	38	7.9%
162-168 seats	15	7	114.3%
Passengers carried	10,583,331	10,057,880	5.2%
Revenue passenger miles ("RPM") (millions) [1]	10,271	9,610	6.9%
Available seat miles ("ASM") (millions) [2]	11,779	11,493	2.5%
Passenger load factor [3]	87.2%	83.6%	3.6 pts
Total revenue per available seat mile (cents)	11.30	11.61	(2.7)%
Operating cost per ASM (cents) 4 5 8	12.05	11.97	0.7%
Fuel cost per available seat mile (cents) 5 8	4.40	3.82	15.2%
Cost per ASM, excluding fuel expense (cents)	7.65	8.15	(6.1)%
Gallons consumed	159,145,671	176,596,679	(9.9)%
Average cost per gallon [8]	$3.25	$2.49	30.5%
Block hours[6]	219,359	232,382	(5.6)%
Departures	87,938	97,364	(9.7)%
Average daily utilization of each aircraft (hours) [7]	11.2	12.1	(7.4)%
Average length of aircraft flight (miles)	957	926	3.3%
Average seat density	140	128	9.4%

1.	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

2.	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

3.	Passenger load factor is revenue passenger miles divided by available seat miles.

4.	Total operating costs divided by available seat miles.

5.
Costs (in all periods) exclude impairments and other expenses not attributable to either Republic or Frontier segments. Total operating and interest expenses excluding other impairment charges is not a calculation based on accounting principles generally accepted in the United States of America and should not be considered as an alternative to total operating expenses. Cost per available seat mile utilizing this measurement is included as it is a measurement recognized by the investing public relative to the airline industry.

6.	Hours from takeoff to landing, including taxi time.

7.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

8.	Includes mark-to-market fuel hedge expense (benefit) of $(3.8) and $3.6 million for the years ended December 31, 2011 and 2010.

The following table sets forth information regarding the Company’s expenses for the years ended December 31, 2011 and 2010. Individual expense components are also expressed in cents per ASM (in millions unless otherwise indicated).

	Republic
Years Ended December 31	2011	2010	Cost per ASM (cents) 2011	Cost per ASM (cents) 2010	Variance	% Variance
Fixed-fee service	$1,079.0	$1,030.3
Passenger service	406.7	259.3
Cargo and other	48.3	30.3
TOTAL OPERATING REVENUES	$1,534.0	$1,319.9
OPERATING EXPENSES:
Wages and benefits	289.6	314.7	2.00	2.09	(0.09)	(4.3)%
Aircraft fuel	303.3	177.9	2.10	1.18	0.92	78.0%
Landing fees and airport rents	66.6	70.3	0.46	0.47	(0.01)	(2.1)%
Aircraft and engine rent	116.9	119.8	0.81	0.80	0.01	1.3%
Maintenance and repair	237.9	205.7	1.65	1.37	0.28	20.4%
Capacity purchase agreement with Frontier	—	(90.2)	—	(0.60)	0.60	(100.0)%
Insurance and taxes	27.1	27.9	0.19	0.19	—	—%
Depreciation and amortization	172.3	172.1	1.19	1.14	0.05	4.4%
Promotion and sales	24.0	33.3	0.17	0.22	(0.05)	(22.7)%
Other impairment charges	191.1	11.5	1.27	0.08	1.19	1,487.5%
Other	122.1	101.4	0.90	0.67	0.23	34.3%
Total operating expenses	1,550.9	1,144.4	10.73	7.60	3.13	41.2%
OPERATING INCOME (LOSS)	(16.9)	175.5
Total non-operating expense, net	(130.2)	(144.2)	(0.90)	(0.96)	0.06	(6.3)%
INCOME (LOSS) BEFORE INCOME TAXES	$(147.1)	$31.3

	Frontier
Years Ended December 31	2011	2010	Cost per ASM (cents) 2011	Cost per ASM (cents) 2010	Variance	% Variance
Passenger service	$1,287.8	$1,282.0
Cargo and other	42.7	51.8
TOTAL OPERATING REVENUES	$1,330.5	$1,333.8
OPERATING EXPENSES:
Wages and benefits	271.0	235.2	2.30	2.05	0.25	12.2%
Aircraft fuel	517.8	439.0	4.40	3.82	0.58	15.2%
Landing fees and airport rents	101.1	100.4	0.86	0.87	(0.01)	(1.1)%
Aircraft and engine rent	134.6	120.8	1.14	1.05	0.09	8.6%
Maintenance and repair	59.3	50.1	0.50	0.44	0.06	13.6%
Capacity purchase agreement with Republic	—	90.2	—	0.78	(0.78)	(100.0)%
Insurance and taxes	15.0	17.6	0.13	0.15	(0.02)	(13.3)%
Depreciation and amortization	27.9	32.4	0.24	0.28	(0.04)	(14.3)%
Promotion and sales	109.6	101.5	0.93	0.88	0.05	5.7%
Other	182.9	188.7	1.55	1.64	(0.09)	(5.4)%
Total operating expenses	1,419.2	1,375.9	12.05	11.97	0.08	0.7%
OPERATING LOSS	(88.7)	(42.1)
Total non-operating expense, net	(6.6)	(10.7)	(0.06)	(0.09)	0.04	(44.4)%
LOSS BEFORE INCOME TAXES	$(95.3)	$(52.8)

Republic 2011 Compared to 2010

As noted above, a change in operating segments was identified and applied to the 2012 and 2011 fiscal years under the pro-rate agreement. As of December 31, 2010, the Company was under a capacity purchase agreement for flying between Republic and Frontier. Since Frontier recorded the entire amount of ticket revenue in 2010, the $90.2 million of payments made to Republic by Frontier during 2010 under the CPA was recorded as a reduction of expense in the Republic segment. The 2010 segments were previously disclosed in three reportable segments: fixed-fee, branded, and other. Fixed-fee services were typically operated under an agreement with a domestic network airline partner. Branded operations related to the passenger service revenues and expenses generated under the Company's branded airlines. The other segment consisted of slot leasing activities, charter operations, and idle or unallocated aircraft not currently assigned to other operations. Based on the the new segments for 2012 the Company reclassified the 2010 segments by combining fixed-fee, other, CPA flying, and Midwest flying to form the Republic segment and the branded segment was reclassified to form the Frontier segment.

Operating Revenues

Operating revenue increased by 16.2%. This increase is mainly related to the difference in recording revenue under the pro-rate agreement with Frontier in 2011 compared to the legacy capacity purchase agreement with Frontier that was recorded as a reduction of expense for 2010.

Factors relating to changes in operating expenses are discussed below:

Wages and benefits cost per available seat mile decreased primarily due to a reduction in merit increases for 2011 compared to 2010 as well as an increase in the the administrative fee charged to Frontier.

The increase in aircraft fuel was primarily due to an increase in the average cost per gallon, coupled with an increase in gallons consumed because of pro-rate fuel being recorded on the Republic segment.

Maintenance and repair unit cost increased 0.28¢ per ASM primarily due to higher scheduled heavy check maintenance and more engine restorations on 50-seat aircraft.

As discussed above, the $90.2 million credit represents payments from Frontier to Republic under the CPA. This balance is eliminated in the 2010 consolidated financial statement.

The decrease in promotion and sales unit cost was primarily related to the reduction in advertising expense year over year.

The increase in impairment charges unit cost was related to the write-down of our ERJ 135/140/145 aircraft and related aircraft equipment.

The increase in other expenses unit cost to 0.90¢ in 2011 compared to 0.67¢ in 2010 was related to increased costs in restructuring and other transition expenses.

 Frontier 2011 Compared to 2010

Operating Revenues

Operating revenue in 2011 decreased by (0.2)%, the decrease is mainly related to the pro-rate revenue being recorded on the Republic segment under the pro-rate agreement during 2011; whereas all ticket revenue was recorded on the Frontier segment during 2010 under the legacy capacity purchase agreement.

Factors relating to changes in operating expenses are discussed below:

Wages and benefits cost per available seat mile increased to 2.30¢ for 2011 compared to 2.05¢ in 2010 primarily due to an increase in the administrative fee charged by Republic as discussed above.

The increase in aircraft fuel expense was primarily due to the increase in the average cost per gallon, partially offset by a decrease in gallons.

The increase in aircraft and engine rent unit cost was primarily due to the addition of eight leased A320 aircraft into our Frontier fleet in 2011.

As discussed above, the $90.2 million expense represents expense recorded on Frontier for Republic flying under the CPA. This balance is eliminated in the 2010 consolidated financial statement.

The increase in impairment charges was primarily attributable to a charge on A318 aircraft in 2011. There were no impairment charges in 2010.

The decrease in other expense unit cost was primarily due to a decrease in integration expense in 2010, partially offset by an increase in restructuring costs in 2011.

Consolidated

We incurred an income tax benefit of $90.6 million during 2011, compared to an income tax benefit of $7.7 million in 2010. The effective tax rates for 2011 and 2010 were 37.4% and 35.8%, respectively. In 2011 and 2010, the rate was lower than the statutory rate due to non-deductible meals and entertainment expenses, primarily for flight crews, that are non-deductible for federal and state income taxes.

Liquidity and Capital Resources

2012 compared to 2011

As of December 31, 2012, we had total cash of $394.3 million of which $247.2 million was unrestricted. At December 31, 2012, we had a working capital deficit of $(110.2) million.  The Company currently anticipates that its unrestricted cash on hand, the cash generated from operations, and other financings will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months. We are required to maintain $125 million of unrestricted cash on certain financial agreements. Our ability to maintain unrestricted cash levels above this minimum unrestricted cash covenant is dependent on our ability to generate sufficient funds from operations to fund operating expenses, maintenance deposits for leased aircraft, maturities of debt, capital expenditures and other contractual obligations. The Company currently anticipates that its unrestricted cash on hand, the cash generated from operations, and potential other liquidity initiatives, including but not limited to asset sales, or financings will be sufficient to meet its minimum cash covenants and anticipated working capital and capital expenditure requirements; however, there can be no assurances to that effect.

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

Net cash provided by operating activities was $252.4 million in 2012 compared to $131.5 million in 2011.  The $120.9 million increase in operating cash flows is primarily attributable to the increase in net income and timing differences in our working capital in 2012 compared to 2011.

Net cash provided by investing activities was $37.2 million in 2012 compared to $23.6 million in 2011,  an increase of $13.6 million. In 2012, the Company had proceeds from the sale of 3 E190 aircraft and other assets of $84.3 million, offset by capital expenditures of $36.8 million compared to proceeds from the sale of aircraft and other assets of $142.3 million, offset by capital expenditures of $105.9 million in 2011.

Net cash used in financing activities was $261.7 million in 2012 compared to $227.0 million in 2011. The increase in net cash used was $34.7 million. The Company made scheduled principal repayments of $216.1 million and extinguished $52.0 million of aircraft debt compared to repayments of $208.5 million and extinguishments of $88.0 million in 2011. The Company received proceeds related to spare parts financing and restructuring of our small jet business of $6.9 million in 2012, compared to $70.7 million in 2011.

Other Liquidity Initiatives

The Company's possible financing sources include the issuance of new debt secured by spare parts; sale of aircraft; the sale or monetization of certain assets; the issuance of unsecured debt; the refinancing of aircraft debt; and the issuance of our common stock. A substantial portion of the Company's assets are encumbered, and the Company has a limited quantity of assets that could be used as collateral in future financings. There can be no assurance that the Company will be successful in obtaining financings at sufficient levels or at acceptable terms. An inability to obtain necessary additional funding on acceptable terms could have a material adverse impact on the Company's financial condition.

We are required to comply with certain financial covenants under certain of our financing arrangements. We are required to maintain $125 million of unrestricted cash and comply with certain operational related non-financial covenants on certain financing agreements. If the Company fails to meet such covenants, the Company would incur a $3.0 million per month reduction in liquidity. As of December 31, 2012, we were in compliance with all our covenants.

Letters of Credit

As we enter new markets, increase the amount of space we lease, or add leased aircraft, we are often required to provide the airport authorities and lessors with a letter of credit.  We also provide letters of credit for our workers’ compensation insurance.  As of December 31, 2012 and 2011, we had outstanding letters of credit totaling $31.9 million and $32.0 million, respectively, all of which are bond and cash collateralized. The cash collateralized against the letters of credit are recorded in restricted cash on the consolidated balance sheet.

Aircraft and Other Leases

We have significant obligations for aircraft and engines that are classified as operating leases and, therefore, are not reflected as liabilities on our balance sheet. Aircraft leases expire between 2013 and 2023. As of December 31, 2012, our total mandatory payments under operating leases for aircraft aggregated approximately $1.2 billion and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $232.6 million. Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. The leases expire through 2033. As of December 31, 2012, our total mandatory payments under other non-cancelable operating leases aggregated approximately $120.6 million. Total minimum annual other rental payments for the next 12 months are approximately $23.0 million.

In July 2012, the Company entered into an agreement with Continental Airlines, Inc. to operate 32 Q400 aircraft under the United Express brand. The 32 aircraft and spare engines will be operated under operating leases and therefore are not reflected as assets or liabilities on our balance sheet. Our aircraft leases for these aircraft expire between 2020 and 2021. If there is a breach in the agreement, the liability to the Company is no longer mandatory, and lease responsibility reverts back to the original lessor. As of December 31, 2012, our total payments under the operating leases for aircraft and engines aggregated approximately $174.4 million and total minimum annual aircraft and engine rental payments for the next 12 months under these operating leases is approximately $2.9 million.

Commitments and Obligations

As of December 31, 2012, the Company had firm orders to purchase 40 CS300 aircraft that have scheduled delivery dates beginning in early 2015 and continuing through 2017, and sixty Airbus NEO 320 aircraft and twenty Airbus NEO 319 aircraft that have scheduled delivery dates beginning in early 2016 and continuing through 2021. The Company also has a commitment to acquire six spare aircraft engines and expects to take delivery of two engines in 2015, three engines in 2016 and one engine beyond 2018.

On January 24, 2013, the Company announced that it had reached an agreement with American to operate 53 Embraer E175 aircraft under the American Eagle brand. The aircraft are expected to be phased into operation at approximately two to three aircraft per month beginning in mid-2013 through the first quarter of 2015. This agreement was subsequently amended on February 28, 2013 to reduce the number of covered aircraft from 53 to 47. The amended agreement was approved by the Bankruptcy Court on March 12, 2013 in the American Bankruptcy proceedings. The total commitment for the 47 aircraft is up to $1.9 billion over the 3 year phase-in period. The Company has arranged suitable financing with current market commercial terms. This commitment is not outstanding in the table below, as commitment was not outstanding at December 31, 2012.

We expect to fund future capital and funding commitments through internally generated funds, third-party aircraft financings, and debt and other financings.

Our contractual obligations and commercial commitments at December 31, 2012 include the following (in millions):

	Payments Due By Period
				Beyond
	2013	2014-2015	2016-2017	2018	Total
Long-term debt (including interest)	$384.4	$677.6	$639.2	$924.5	$2,625.7
Operating leases	255.6	449.7	322.1	275.8	1,303.2
Tax liability for uncertain tax positions	—	—	—	8.1	8.1
Debt or lease financed aircraft purchase obligations	73.0	792.7	2,314.6	6,605.4	9,785.7
Engines under firm orders	—	7.0	35.0	—	42.0
Total contractual cash obligations	$713.0	$1,927.0	$3,310.9	$7,813.8	$13,764.7

We have maintenance agreements for engines, auxiliary power units (“APU”) and other airframe components for our E140/145, E170/175, Q400 and Airbus aircraft. For our E140/145 aircraft, we have agreements to maintain the engines, APUs, avionics, wheels and brakes, and select rotable parts through December 2017, June 2013, December 2016, June 2014, and September 2014, respectively.  For our E170/175 aircraft, we have agreements to maintain the avionics, wheels and brakes, APUs, engines, emergency slides, and select rotable parts through December 2014, February 2017, July 2019, December 2018, May 2018, and January 2020, respectively. For our Q400 aircraft, we have agreements to maintain the tires, brakes, APUs, spare parts, engines, and propellors through July 2021, August 2022, July 2021, July 2021, June 2021, and July 2021, respectively. For our Airbus aircraft, we have agreements to maintain the brakes, tires, and avionics through December 2013, December 2013, and December 2014, respectively. Under these agreements, we are charged for covered services based on a fixed rate for each flight hour or flight cycle accumulated by the engines or airframes in our service during each month. The rates are subject to annual revisions, generally based on certain Bureau of Labor Statistics' labor and material indices.  We believe these agreements, coupled with our ongoing maintenance program, reduce the likelihood of unexpected levels of engine, APU, avionics, wheels and brakes, emergency slides, and select rotable parts maintenance expense during their term. Certain of these agreements contain minimum guarantee amounts, penalty provisions for either the early removal of aircraft or agreement termination for activity levels below the minimums.

We do not have long term maintenance agreements for our Airbus aircraft and some Embraer aircraft (except for the information above), and we have made significant deposits with the aircraft lessors for future maintenance events which will reduce future cash requirements.  As of December 31, 2012 and 2011 we had maintenance deposits of $170.0 million and $146.0 million, respectively.

Total payments under these long-term maintenance agreements were $124.5 million, $97.1 million, and $80.5 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

Cash payments for interest were approximately $120.8 million in 2012. Tax payments in 2012 were not significant and we are not expecting significant tax payments in 2013.

Critical Accounting Estimates

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

Some of those estimates and judgments can be subjective and complex. Consequently, actual results could differ from those estimates.  We consider an accounting estimate to be critical if:

•	The accounting estimate requires us to make assumptions about matters that are highly uncertain at the time the accounting estimate is made; and

•
We reasonably could have used different estimates in the current period, or changes in these estimates are reasonably likely to occur from period to period as new information becomes available; and a change in these estimates would have a material impact on our financial condition or results from operations.

We continually evaluate the estimates and judgments used to prepare the consolidated financial statements.  Our estimates are based on historical experience, information from third-party professionals and various other assumptions we believe are reasonable.  There are other items within our financial statements that require estimation, but are not deemed critical based on the criteria above.  Changes in estimates used in these and other items could have a material impact on our financial statements in any one period.

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

The Company accounts for expired mileage credits under the expiration recognition method. Frequent flyer liability is reduced in the period when mileage credits become inactive or expire unused in accordance with the then existing Early Returns™ program requirements.

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

The Company measures its deferred revenue obligation using all awarded and outstanding miles, regardless of whether or not the customer has accumulated enough miles to redeem an award.  Eventually these customers will accumulate enough miles to redeem awards, or their account will deactivate after a period of inactivity, in which case the Company will recognize the related revenue when the miles expire as passenger service revenue. During 2012, we notified Frontier Early Returns Members that program rules would change such that miles will now expire in an account with no activity in the last 18 months as compared to 24 months prior to the change. Early Return Members were notified early in the fourth quarter that they needed to add miles to their account by December 31, 2012 in order to keep their account active (assuming their account did not have positive activity for the past 18 months as of December 31, 2012). As a result of this change in the Early Returns Program for Frontier, we recognized additional revenue and a corresponding decrease in the frequent flyer liability of approximately $9.8 million due to the expiration of mileage credits on December 31, 2012.

Current and future changes to the expiration policy, or to program rules and program redemption opportunities, may result in material changes to the deferred frequent flyer revenue balance as well as recognized revenue from the program.

Impairments to Long-Lived Assets – We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. We review, at least annually, the estimated useful lives and residual values for our definite lived assets.  As a result of the Company’s impairment test for the indefinite-lived other intangible assets and aircraft and other equipment the Company recorded an impairment for aircraft and other equipment during 2011. There were no impairment charges in 2012. See Note 3 in Item 8.

Aircraft Maintenance and Repair. The Company charges expenses as incurred under the direct expense method. Engines and certain airframe component overhaul and repair costs are subject to power-by-the-hour contracts with external vendors and are expensed as the aircraft are flown.  The Company also has deposits related to leased aircraft.  Deposits are reimbursed based on the specific event for each specified deposit, as determined by the lease. As of December 31, 2012, the Company has evaluated the carrying amount of maintenance deposits and believes the deposits are recoverable when the future maintenance event occurs and the Company is reimbursed. The Company has determined that it is probable that substantially all maintenance deposits will be refunded through qualifying maintenance activities, except for deposits related to certain aircraft that are expected to be returned to the lessor in 2013 and 2014.  This analysis was performed by lease and by deposit type. The Company will continue to evaluate whether it is probable the deposits will be returned to reimburse the costs of the maintenance activities incurred.  Deposits will be recognized as additional expense when they are less than probable of being returned.

Income Taxes. The Company has generated significant net operating losses (“NOLs”) for federal income tax purposes primarily from accelerated depreciation on owned aircraft.  Certain of our NOLs generated prior to July 2005 and acquired from business acquisitions are subject to an annual limitation under Internal Revenue Code Section 382 (“IRC 382”). The annual limitation is based upon the enterprise value of the Company on the IRC 382 ownership change date multiplied by the applicable long-term tax exempt rate. If the utilization of deferred tax asset, and other carry forwards becomes uncertain in future years, we will be required to record a valuation allowance for the deferred tax assets not expected to be utilized.

At December 31, 2012, we had estimated federal net operating loss carry-forwards, which we refer to as NOLs, of $1.4 billion for federal income tax purposes that begin to expire in 2015. We have recorded a valuation allowance for $408.0 million of those NOLs. Section 382 of the Internal Revenue Code, which we refer to as Section 382, imposes limitations on a corporation's ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382. Any unused NOLs in excess of the annual limitation may be carried over to later years.

Quarterly Information (unaudited)

The following table sets forth summary quarterly financial information for the years ended December 31, 2012 and 2011.

	Quarters Ended
	March 31 (1)	June 30 (1)	September 30	December 31
2012	(in millions)
Operating revenues (4)	$697.6	$728.1	$713.1	$672.1
Operating income (2)	22.2	65.2	73.5	52.0
Net income (loss) of the Company	(7.1)	20.0	25.8	12.6
Net income (loss) per share:
Basic	$(0.15)	$0.41	$0.53	$0.26
Diluted	$(0.15)	$0.40	$0.51	$0.25
Weighted average number of shares outstanding:
Basic	48.4	48.4	48.5	48.5
Diluted	48.4	50.8	50.8	52.7

2011
Operating revenues	$659.1	$739.7	$767.9	$697.8
Operating income (loss) (2) (3)	(0.6)	12.2	48.9	(166.1)
Net income (loss) of the Company	(22.4)	(14.9)	9.0	(123.5)
Net income (loss) per share:
Basic	$(0.46)	$(0.31)	$0.19	$(2.55)
Diluted	$(0.46)	$(0.31)	$0.18	$(2.55)
Weighted average number of shares outstanding:
Basic	48.2	48.2	48.2	48.4
Diluted	48.2	48.2	50.8	48.4

(1) Besides the information noted in other footnotes below, our results of operations for any interim period are not necessarily indicative of those for an entire year, since the airline industry is subject to seasonal fluctuations and general economic conditions.  Our Frontier operations are somewhat favorably affected by increased travel on our routes, historically occurring during the summer months, and unfavorably affected by decreased travel during the months November through February and by inclement weather, which occasionally results in canceled flights during the winter months.

(2) Includes $19.8 million and $41.4 million of restructuring and fleet transition expenses for the fourth quarter of 2012 and 2011, respectively.

(3) Includes $191.1 million of impairment charges for the fourth quarter of 2011.

(4) Includes $9.8 million of frequent flyer revenue for the fourth quarter of 2012 related to the expiration of mileage credits resulting from a change in the Early Returns Program for Frontier.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have been and are subject to market risks, including commodity price risk (such as, to a limited extent, aircraft fuel prices) and interest rate risk.

Interest Rates

Our earnings can be affected by changes in interest rates due to the amount of cash and securities held and variable rate debt. At December 31, 2012 and 2011, approximately $264.9 million and $365.2 million of our outstanding debt was at variable interest rates, respectively.  A one hundred basis point change in the LIBOR rate would have increased or decreased interest expense by $2.6 million and $3.7 million for the years ended 2012 and 2011, respectively.

We currently intend to finance the acquisition of aircraft through the manufacturer, third-party leases or long-term borrowings. Changes in interest rates may impact the actual cost to us to acquire these aircraft. To the extent we place these aircraft in service under our code-share agreements, our reimbursement rates may not be adjusted higher or lower to reflect any changes in our aircraft rental rates.

Aircraft Fuel Price Risk

Our results of operations are materially impacted by changes in aircraft fuel prices. In an effort to manage our exposure to this risk, we periodically purchase call options, enter into fuel swap agreements, or enter into costless collars on various oil derivative commodities. We do not hold or issue any derivative financial instruments for speculative trading purposes.  We choose not to designate these derivatives as hedges, and, as such, realized and unrealized mark-to-market adjustments are included in aircraft fuel expense in the consolidated statements of operations. A one dollar change in price per barrel of crude oil will increase or decrease our fuel expense by $3.8 million.  A one-cent change in the cost of each gallon of fuel would impact our pre-tax income by approximately $1.6 million per year based on our current fleet and aircraft fuel consumption.

Under our fixed-fee agreements we are not exposed to changes in fuel prices. Our fixed-fee agreements provide for our partners to purchase fuel directly or reimburse us for fuel expense as a pass through cost.

As of December 31, 2012, the Company's outstanding hedge position was immaterial to the financial statements. The Company has a hedge position on 15% of its anticipated volume of fuel through the 2nd quarter of 2013. We will continue to monitor fuel prices closely and may take advantage of more fuel hedging opportunities as they become available.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Republic Airways Holdings Inc.
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of Republic Airways Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. We also have audited the internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Airways Holdings Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
March 14, 2013

 REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011
(In millions, except share and per share amounts)

	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$247.2	$219.3
Restricted cash	147.1	151.4
Receivables—net of allowance for doubtful accounts of $2.9 and $0.6, respectively	79.5	89.0
Inventories	86.5	101.8
Prepaid expenses and other current assets	44.4	64.2
Assets held for sale	—	33.0
Deferred income taxes	31.3	35.3

Total current assets	636.0	694.0
Aircraft and other equipment—net	2,546.7	2,808.7
Maintenance deposits	170.0	146.0
Other intangible assets—net	65.0	86.5
Other assets	237.5	166.5

Total	$3,655.2	$3,901.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$276.2	$284.6
Accounts payable	29.8	43.9
Air traffic liability	146.6	179.5
Deferred frequent flyer revenue	54.8	68.2
Accrued liabilities	238.8	258.8

Total current liabilities	746.2	835.0
Long-term debt—less current portion	1,843.3	2,074.5
Deferred frequent flyer revenue	57.8	68.1
Deferred credits and other non current liabilities	109.8	110.4
Deferred income taxes	384.6	353.2

Total liabilities	3,141.7	3,441.2

Commitments and contingencies	—	—

Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; one vote per share; 150,000,000 shares authorized; 58,529,449 and 58,097,574 shares issued and 48,558,312 and 48,412,516 shares outstanding, respectively	—	—
Additional paid-in capital	412.1	409.4
Treasury stock, 9,333,266 shares at cost, respectively	(181.8)	(181.8)
Accumulated other comprehensive loss	(5.0)	(4.0)
Accumulated earnings	288.2	236.9

Total Stockholders' Equity	513.5	460.5

Total	$3,655.2	$3,901.7

See accompanying notes to consolidated financial statements.

 REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(In millions, except per share amounts)

	2012	2011	2010
OPERATING REVENUES:
Fixed-fee service	$1,102.1	$1,079.0	$1,030.3
Passenger service	1,556.8	1,694.5	1,541.3
Charter and other	152.0	91.0	82.1

Total operating revenues	2,810.9	2,864.5	2,653.7

OPERATING EXPENSES:
Wages and benefits	562.3	560.6	549.9
Aircraft fuel	693.7	821.1	616.9
Landing fees and airport rents	169.7	167.7	170.7
Aircraft and engine rent	243.2	251.5	240.6
Maintenance and repair	296.3	297.2	255.8
Insurance and taxes	38.1	42.1	45.5
Depreciation and amortization	190.6	200.2	204.5
Promotion and sales	110.5	133.6	134.8
Other impairment charges	—	191.1	11.5
Other	293.6	305.0	290.1

Total operating expenses	2,598.0	2,970.1	2,520.3

OPERATING INCOME (LOSS)	212.9	(105.6)	133.4

OTHER INCOME (EXPENSE):
Interest expense	(127.0)	(137.3)	(151.7)
Other—net	0.3	0.5	(3.2)

Total other expense	(126.7)	(136.8)	(154.9)

INCOME (LOSS) BEFORE INCOME TAXES	86.2	(242.4)	(21.5)

INCOME TAX EXPENSE (BENEFIT)	34.9	(90.6)	(7.7)

NET INCOME (LOSS) OF THE COMPANY	$51.3	$(151.8)	$(13.8)

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$1.06	$(3.14)	$(0.38)

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$1.02	$(3.14)	$(0.38)

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(In Millions)

	2012	2011	2010
NET INCOME (LOSS) OF THE COMPANY	$51.3	$(151.8)	$(13.8)
Other comprehensive income (loss), net:
Pension and other postretirement plans, net of tax	(1.4)	(1.5)	(0.9)
Reclassification adjustment for loss realized on derivatives, net of tax	0.4	0.2	0.4

TOTAL COMPREHENSIVE INCOME (LOSS), NET	$50.3	$(153.1)	$(14.3)

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(In millions)

			Accumulated
	Additional		Other
	Paid-In	Treasury	Comprehensive	Accumulated
	Capital	Stock	Loss	Earnings	Total
Balance at January 1, 2010	$299.3	$(181.8)	$(2.2)	$402.5	$517.8
Stock compensation expense	4.1				4.1
Exercise of employee stock options	0.1				0.1
Common stock offering, net	101.9				101.9
Net loss				(13.8)	(13.8)
Pension and other postretirement plans, net of tax of $0.6 million			(0.9)		(0.9)
Reclassification adjustment for loss realized on derivatives, net of tax of $0.3 million			0.4		0.4

Balance at December 31, 2010	405.4	(181.8)	(2.7)	388.7	609.6
Stock compensation expense	5.7				5.7
Other	(1.7)				(1.7)
Net loss				(151.8)	(151.8)
Pension, net of tax of $1.0 million			(1.5)		(1.5)
Reclassification adjustment for loss realized on derivatives, net of tax of $0.1 million			0.2		0.2

Balance at December 31, 2011	409.4	(181.8)	(4.0)	236.9	460.5
Stock compensation expense	3.0				3.0
Other	(0.3)				(0.3)
Net income				51.3	51.3
Pension, net of tax of $0.9 million			(1.4)		(1.4)
Reclassification adjustment for loss realized on derivatives, net of tax of $0.3 million			0.4		0.4

Balance at December 31, 2012	$412.1	$(181.8)	$(5.0)	$288.2	$513.5

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(In millions)

	2012	2011	2010
OPERATING ACTIVITIES:
Net income (loss) of the Company	$51.3	$(151.8)	$(13.8)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Impairment charges	—	191.1	11.5
Depreciation and amortization	190.6	200.2	204.5
Debt issue costs and other amortization	6.9	8.0	10.0
Stock compensation expense	3.0	5.7	4.1
Deferred income taxes	35.0	(90.7)	(5.7)
Other, net	(4.9)	(6.5)	5.9
Changes in certain assets and liabilities:
Restricted cash	6.6	(13.2)	54.1
Receivables	21.1	(9.6)	(7.7)
Inventories	15.5	(7.7)	(15.1)
Prepaid expenses and other current assets	27.8	(5.0)	(12.8)
Accounts payable and accrued liabilities	(29.1)	15.7	(8.7)
Air traffic liability	(32.9)	6.5	36.6
Deferred frequent flyer liability	(13.9)	(18.7)	(1.5)
Other, net	(24.6)	7.5	(4.9)

Net cash from operating activities	252.4	131.5	256.5

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(36.8)	(105.9)	(58.7)
Proceeds from sale of aircraft, slots, and other equipment	84.3	142.3	77.4
Aircraft deposits	(8.0)	(22.4)	(28.8)
Aircraft deposits returned	—	12.0	—
Advances from aircraft and other equipment agreements	—	—	12.4
Other, net	(2.3)	(2.4)	0.2

Net cash from investing activities	37.2	23.6	2.5

FINANCING ACTIVITIES:
Payments on debt	(216.1)	(208.5)	(214.4)
Proceeds from refinancing of aircraft and issuance of debt	6.9	70.7	49.3
Proceeds from common stock offerings, net	—	—	101.9
Payments on early extinguishment of debt	(52.0)	(88.0)	(60.0)
Proceeds from exercise of stock options	—	—	0.1
Payments for debt issue costs	(0.5)	(1.2)	(2.2)

Net cash from financing activities	(261.7)	(227.0)	(125.3)

Net changes in cash and cash equivalents	27.9	(71.9)	133.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	219.3	291.2	157.5

CASH AND CASH EQUIVALENTS AT END OF YEAR	$247.2	$219.3	$291.2

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

As of December 31, 2012, our operating subsidiaries offered scheduled passenger service on 1,578 flights daily to 141 cities in 45 states, the Bahamas, Canada, Costa Rica, Dominican Republic, Jamaica, Mexico, and the Turks and Caicos Islands under scheduled passenger service or pro-rate operations as Frontier Airlines and through fixed-fee code-share agreements with AMR Corp., the parent of American Airlines, Inc. ("American"), Continental Airlines, Inc. ("Continental"), Delta Air Lines, Inc. ("Delta"), United Air Lines, Inc. ("United"), and US Airways, Inc. ("US Airways") (collectively referred to as our "Partners"). Currently, we provide our Partners with fixed-fee regional airline services, operating as AmericanConnection, Continental Express, Delta Connection, United Express, or US Airways Express, including service out of their hubs and focus cities.

The following table outlines the type of aircraft our subsidiaries operate and their respective operations within our business units as of December 31, 2012:

Operating	Aircraft		Fixed-Fee Code-Share Agreement Partners
Subsidiaries	Size (Seats)	Frontier	American	Continental	Delta	United	US Airways	Spares	Number of Aircraft
Chautauqua	37 to 50	1	15	12	31	—	9	3	71
Shuttle America	70 to 76	—	—	—	30	38	—	—	68
Republic Airline	69 to 99	12	—	17	—	—	58	—	87
Frontier	120 to 162	55	—	—	—	—	—	—	55
Total number of operating aircraft		68	15	29	61	38	67	3	281

During 2012, our operational fleet remained the same as the prior year at 281. The Company returned to the lessor or sold: two ERJ 135s, five E190s, two A318s, and four A319s. Three ERJ 170s were subleased, and the Company took delivery of one A320 aircraft and fifteen Q400 aircraft. Included in the operational fleet, there are three ERJ aircraft that operated as charter service, serve as operational spares, or are temporarily parked.

Our Frontier operations consist of all Airbus operations at Frontier. Additionally, included within the Republic segment are regional jet aircraft operated by Republic under a pro rate agreement with Frontier. Frontier, which we purchased out of bankruptcy in 2009, is a low-fare carrier that is in Denver, Colorado.

We have fixed-fee regional jet code-share agreements with each of our Partners that require us to maintain specified performance levels. Pursuant to these fixed-fee agreements, which provide for minimum aircraft utilization at fixed rates, we are authorized to use our Partners' two-character flight designation codes to identify our flights and fares in our Partners' computer reservation systems, to paint our aircraft in the style of our Partners, to use their service marks and to market ourselves as a carrier for our Partners. Our fixed-fee agreements have historically limited our exposure to fluctuations in fuel prices, fare competition and passenger volumes. Our development of relationships with multiple major airlines has enabled us to reduce our dependence on any single airline, allocate our overhead more efficiently among our Partners and reduce the cost of our services to our Partners.

Separation

The Company is actively attempting to sell Frontier, however, we can provide no assurance as to the exact timing of when, or if, such a transaction could be consummated. We believe any such transaction would have a material impact to our financial position and results of operations, and could have a significant impact to the price of our common stock.

Segments

Based on our continual monitoring of the long-term economic characteristics, airline processes, class of customer, and route operations flown as a part of our operating segments, we identified a change in our operating segments during the first quarter of 2012. The Company has adjusted its presentation of business segments in 2012 and has revised the prior two year's information to conform to the current period segment presentation. We believe this segmentation is appropriate based upon operating decisions and performance assessments by our chief operating decision maker.

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

Pro-rate Agreements

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

US Airways Code-Share Agreements

Under our fixed-fee Jet Services Agreements with US Airways, we operated, as of December 31, 2012, nine E145 aircraft, 20 E170 aircraft and 38 E175 aircraft. As of December 31, 2012, we were providing 421 flights per day as US Airways Express.

In exchange for providing the designated number of flights and performing our other obligations under the code-share agreements, we receive compensation from US Airways three times each month. We receive an additional amount per available seat mile flown and may also receive incentives or pay penalties based upon our performance, including fleet launch performance, on-time departure performance and completion percentage rates. In addition, certain operating costs are considered "pass through" costs whereby US Airways has agreed to reimburse us the actual amount of costs we incur for these items. Landing fees, passenger catering, passenger liability insurance and aircraft property tax costs are pass through costs and are included in our fixed-fee services revenue. US Airways provides fuel directly for all of our US Airways operations.

Prior to the January 2013 amendment, the code-share agreement for the E145 aircraft was scheduled to terminate in July 2014. The code-share agreement for the E170/175 aircraft terminates in September 2015 with respect to the 20 E170 aircraft and eight of the E175 aircraft.   The remaining 30 E175 aircraft terminate 12 years from each aircraft’s in-service date and therefore would terminate from February 2019 to July 2020. US Airways may terminate the code-share agreements at any time for cause upon not less than 90 days notice and subject to our right to cure under certain conditions.

On January 23, 2013, the Company entered into a Fourth Amendment to the Amended and Restated Jet Service Agreement with US Airways, dated as of April 26, 2005 (such agreement, as so amended, the "US Air E145 Agreement"). In the Fourth Amendment, the parties agreed to remove all nine E145 50-seat aircraft (the "Removed Aircraft") from service under the US Air Agreement between April 1, 2013 and July 1, 2013. Upon removal of the last of the Removed Aircraft, the US Air E145 Agreement will terminate. The Fourth Amendment is subject to certain conditions set forth therein, including that Chautauqua obtain an agreement with another airline to operate the Removed Aircraft. These conditions were met and the Fourth Amendment became effective as of January 31, 2013.

The Delta Code-Share Agreements

As of December 31, 2012, we operated 31 E145 aircraft, 14 E170 aircraft, and 16 E175 aircraft for Delta under fixed-fee code-share agreements.  As of December 31, 2012, we provided 316 flights per day as Delta Connection.

Unless otherwise extended or amended, the code-share agreements for the E145, E170, and E175 aircraft terminate in March 2014, October 2017, and January 2019, respectively. Delta may terminate the code-share agreements at any time, with or without cause, if it provides us 180 days written notice, for the E145 regional jet code-share agreement, or after July 2015 for the E175 regional jet code-share agreement. With respect to the E145 agreement, if Delta chooses to terminate any aircraft early, it may not reduce the number of aircraft in service to less than 12 during the 12-month period following the 180 day initial notice period unless it completely terminates the code-share agreement. We refer to this as Delta's partial termination right.

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

On February 5, 2013 and effective as of January 31, 2013, the Company entered into Amendment Number Tenth to Delta Connection Agreement, which provides for the addition of 10 E145 aircraft for an initial term of 18 months for each aircraft.

The United Code-Share Agreement

As of December 31, 2012, we operated 38 E170 aircraft for United under a fixed-fee code-share agreement.  As of December 31, 2012, we provided 211 flights per day as United Express.

The fixed rates that we receive from United under the code-share agreements are annually adjusted in accordance with an agreed escalation formula. Additionally, certain of our operating costs are considered "pass through" costs whereby United has agreed to reimburse us the actual amount of costs we incur for these items. Landing fees, war risk insurance, liability insurance and aircraft property taxes are pass through costs and included in our fixed-fee services revenue.  Beginning in July 2012 we did not record fuel expense and the related revenue for the United operations.

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

The Continental Code-Share Agreements

As of December 31, 2012, we operated 12 E145 aircraft and 17 Q400 aircraft for United/Continental under fixed-fee code-share agreements. As of December 31, 2012, we provided 171 flights per day as United Express.

During 2012, the Continental code-share agreement was amended and extended, effective June 1, 2012. Unless otherwise extended or amended, the E145 code-share agreement terminates on July 31, 2014. All fuel is purchased directly by Continental and is not charged back to the Company.  Under the agreement, Continental purchases all capacity at predetermined rates and industry standard pass through costs, whereby Continental has agreed to reimburse us the actual amount of costs we incur for these items. Landing fees, war risk insurance, liability insurance and aircraft property taxes are pass through costs and included in our fixed-fee services revenue. The agreement may be subject to early termination under various circumstances. In addition, the code-share agreement may be terminated under certain conditions.

On July 20, 2012, the Company entered into an agreement with Continental to operate 32 Q400 aircraft under the United Express brand. On November 9, 2012, the rights and obligations under this agreement was assigned to United. As of December 31, 2012, 17 of the 32 aircraft are in service; the remaining 15 aircraft begin service between January 2013 and April 2013. Unless otherwise extended or amended, the Q400 code-share agreement terminates on April 1, 2021, with certain aircraft terms expiring between September 2020 and April 2021.

Continental has a call option to assume our ownership or leasehold interest in certain aircraft if we wrongfully terminate the code-share agreements or if Continental terminates the agreements if we breach for certain reasons.

The American Code-Share Agreements

On November 29, 2011, American filed for bankruptcy in the Southern District of New York. Under bankruptcy order American honored our pre-petition receivables and we continue to operate for American under the existing terms of our agreements. Unless otherwise extended or amended, the term of the American code-share agreement continues until August 1, 2014.

As of December 31, 2012, we operated 15 E140 aircraft for American under a fixed-fee code-share agreement and provided 128 flights per day as AmericanConnection.

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

Unless otherwise extended or amended, the E140 code-share agreement terminates on in August, 2014, with aircraft terms expiring between January 2014 and August 2014. Under certain conditions American has the option of an early phase-out if the Company is notified 90 days prior to the applicable phase-out dates stated in the agreement. If American exercises its early phase-out option, the aircraft terms could expire between September 2013 and April 2014. In addition, the code-share agreements may be terminated under certain conditions.

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

On January 24, 2013, the Company announced that it had reached an agreement with American to operate 53 Embraer E175 aircraft under the American Eagle brand with service to start in June 2013. The aircraft, which will seat 76 passengers in a two-class cabin, are expected to be phased into operation at approximately two to three aircraft per month beginning in mid-2013 through the first quarter of 2015. This agreement was subsequently amended on February 28, 2013 to reduce the number of covered aircraft from 53 to 47. The amended agreement was approved by the Bankruptcy Court on March 12, 2013 in the American Bankruptcy proceedings.

Concentrations

As of December 31, 2012, substantially all fixed-fee service revenues are derived from code-share agreements with US Airways, Delta, American, United, and Continental.  Termination of any of these code-share agreements could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

During the years ended December 31, 2012, 2011, and 2010, US Airways was approximately 14%, 14%, and 15%, and United Continental Holdings, Inc. was approximately 13%, 14%, and 14% of the Company’s operating revenue, respectively.

Frontier operates primarily out of Denver, Colorado with 89% of our flights originating or departing from the Denver International Airport.  A reduction in the Company’s market share, increased competition, or reduced passenger traffic to or from this airport could have an adverse effect on our financial position and results of operations.  Our Frontier operations expose us to changes in passenger demand, fare competition and fluctuations in fuel prices.  In addition, our dependence on a hub system operating out of these airports makes us more susceptible to adverse weather conditions and other traffic delays than some of our competitors that may be able to spread these traffic risks over larger route networks.

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

The Company has recorded settlements of treasury lock agreements from prior periods within accumulated other comprehensive loss.  Such amounts are reclassified to interest expense over the term of the respective aircraft debt.  During 2012, 2011 and 2010, the amount reclassified to interest expense was not material to the financial statements.

Cash and Cash Equivalents—Cash equivalents consist of money market funds and short-term, highly liquid investments with maturities of three months or less when purchased and approximates fair value. Substantially all of our cash is on hand with two banks.

Supplemental Statement of  Cash Flow Information:

	Years ended December 31,
(amounts in millions)	2012	2011	2010
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid-net of amount capitalized	$120.8	$127.5	$138.3
Income taxes paid-net of refunds	0.1	(0.5)	(0.5)
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Aircraft, inventories, and other equipment purchased through direct financing arrangements	—	—	5.4
Engines received and not yet paid	—	5.0	9.9
Reduction of convertible debt	—	—	2.7
Issuance of convertible debt	22.9	—	—
Chautauqua restructuring asset	86.4	—	—

Restricted Cash primarily consists of funds held as collateral for bankcard and credit card processors and are invested in money market accounts or held by credit card processors directly.  These contracts with the processors require a hold-back of funds equal to a certain percentage of the air traffic liability associated with the estimated amount of bankcard transactions. The Company also maintains restricted amounts for satisfying debt and lease payments due within the next year and certificates of deposit that secure certain letters of credit issued for workers' compensation claim reserves and certain airport authorities.  Restricted cash is carried at cost, which management believes approximates fair value.  Restricted cash consisted of the following as of December 31, 2012 and 2011:

	December 31,
(amounts in millions)	2012	2011
Funds held for hold-back of customer sales	$109.7	$114.5
Funds held for cash supported letters of credit and deposits on charter flights	31.9	32.0
Other	5.5	4.9
Total	$147.1	$151.4

Receivables primarily consist of amounts due from credit card companies and customers of our aircraft maintenance and cargo transportation services. We provide an allowance for uncollectible accounts equal to the estimated losses expected to be incurred based on historical write-offs and other specific analysis. Bad debt expense and write-offs were not material for the years ended December 31, 2012, 2011 and 2010.

Inventories consist of spare parts and supplies, which are charged to expense as they are used in operations. Inventories are valued at the lower of cost or net realizable value using either the average cost for the Republic segment and first-in, first-out methods for the Frontier segment.  An allowance for obsolescence is provided to reduce inventory to estimated net realizable value. As of December 31, 2012 and 2011, this reserve was $23.3 million and $17.4 million, respectively.

Prepaid Expenses and Other Current Assets consist of prepaid expenses, primarily fuel, deposits, facility and engine rent, and commissions, and other current assets, primarily the fair value of derivative contracts.  Passenger traffic commissions are expensed when the transportation is provided and the related revenue is recognized.

Assets Held for Sale are reported at the lower of their carrying value or estimated fair value less costs to sell.  As of December 31, 2012, the Company had no assets held for sale.

Aircraft and Other Equipment is carried at cost. Incentives received from the aircraft manufacturer are recorded as reductions to the cost of the aircraft.  Depreciation for aircraft is computed on a straight-line basis, to an estimated residual value, over the estimated useful life of 16.5 to 25 years. Depreciation for other equipment, including rotable parts, is computed on a straight-line basis, to an estimated residual value, over the estimated useful lives of three to 25 years. Leasehold improvements are amortized over the expected life or lease term, whichever is shorter. Interest related to deposits on aircraft on firm order from the manufacturer is capitalized and was not material for the years ended December 31, 2012, 2011 and 2010, respectively.

Other Intangible Assets that have indefinite useful lives are not amortized but are tested if a triggering event occurred, or at least annually, for impairment.  Intangible assets that have finite useful lives are amortized over their useful lives to an estimated residual value and tested for recoverability if a triggering event occurred.

Other Assets consist primarily of aircraft lease and long term deposits of $100.9 million and $90.5 million, Chautauqua non-current restructuring asset of $67.7 million and $0, prepaid aircraft rents of $51.5 million and $55.4 million, debt issue costs and other non-current assets of $17.4 million and $20.6 million as of December 31, 2012 and 2011, respectively. Debt issue costs are capitalized and are amortized using the effective interest method to interest expense over the term of the related debt.

Long-Lived Assets—Management reviews long-lived assets for possible impairment, if there is a triggering event that detrimentally affects operations. The primary financial indicator used by the Company to assess the recoverability of its long-lived assets held and used is undiscounted future cash flows from operations. The amount of impairment, if any, is measured based on the excess of estimated fair value over the carrying value.

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

Accumulated Other Comprehensive Loss—The Company had accumulated other comprehensive loss relating to treasury lock agreements of $1.1 million and $1.4 million (net of tax), as of December 31, 2012 and 2011, respectively; and $3.9 million and $2.6 million (net of tax), relating to the pension plan as of December 31, 2012 and 2011, respectively.

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

Aircraft Maintenance and Repair charges are expensed as incurred under the direct expense method. Engines and certain airframe component overhaul and repair costs are subject to power-by-the-hour contracts with external vendors and are expensed as the aircraft are flown.  The Company also has deposits related to leased aircraft.  Deposits are reimbursed based on the specific event for each specified deposit, as determined by the lease. As of December 31, 2012, the Company has evaluated the carrying amount of maintenance deposits and believes the deposits are recoverable when the future maintenance event occurs and the Company is reimbursed. The Company has determined that it is probable that substantially all maintenance deposits will be refunded through qualifying maintenance activities, except for deposits related to certain aircraft that are expected to be returned to the lessor in 2013 and 2014.  This analysis was performed by lease and by deposit type. The Company will continue to evaluate whether it is probable the deposits will be returned to reimburse the costs of the maintenance activities incurred.  Deposits will be recognized as additional expense when they are less than probable of being returned.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such management estimates include, but are not limited to, recognition of revenue, including deferred revenue from the frequent flyer program, estimated useful lives and residual values of aircraft and other equipment, valuation of intangible and long-lived assets, provision for accrued aircraft return costs, recoverability of maintenance deposits, fair value of financial instruments and valuation of deferred tax assets. Under the code-share agreements, the Company estimates operating costs for certain “pass through” costs and records revenue based on these estimates. Actual results could differ from these estimates.

Fixed-fee Service Revenues—Under our fixed-fee arrangements with our Partners, the Company receives fixed-fees for our capacity purchase agreements, as well as reimbursement of specified pass-through costs on a gross basis with additional possible incentives from our Partners for superior service. These revenues are recognized in the period the service is provided, and we record an estimate of the profit component based upon the information available at the end of the accounting period.

The reimbursement of specified costs, known as “pass through costs”, may include aircraft ownership cost, passenger liability and hull insurance, aircraft property taxes, fuel, landing fees and catering. All revenue recognized under these contracts is presented at the gross amount billed for reimbursement.

Under the Company’s code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  The Company has concluded that a component of its fixed-fee service revenues under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during 2012, 2011 and 2010 was $338.5 million, $321.6 million, and $317.4 million, respectively, and has been included in fixed-fee service revenues in the Company’s consolidated statements of operations.

Passenger Service Revenues—Passenger service revenues are recognized when the transportation is provided or after the tickets expire (which is either immediately upon the scheduled departure of the flight or up to thirteen months after the date of issuance depending on the type of ticket purchased), and are net of excise taxes, passenger facility charges and security fees.  Passenger service revenues that have been deferred are included in the accompanying consolidated balance sheets as air traffic liability. Included in passenger service revenue are change fees imposed on passengers for making schedule changes to non-refundable tickets.  Change fees are recognized as revenue at the time the change is made for the passenger as these fees are a separate transaction that occur subsequent to the date of the original ticket sale.  Also, the Company includes revenue from the pro-rate agreements, Republic is allocated an industry standard pro-rata portion of ticket revenue, while Frontier retains all connect revenues as well as ancillary revenues on regional flights.

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

Charter revenue for the twelve months ended December 31, 2012 , 2011 and 2010 was $95.6 million, $16.7 million, and $5.8 million respectively. The increase in charter revenues is due to the start up of our relationship with Apple Vacations that began in October 2011.

Frequent Flyer Programs—The Company has a frequent flyer program that offers incentives to travel on its airlines and promotes customer loyalty.  The program allows participants to earn mileage credits by flying on Frontier and through participating in partner programs with other companies, such as credit card companies, hotels, and car rental agencies.  The Company also sells mileage credits to nonairline businesses.  The mileage credits may be redeemed for free air travel on Frontier, as well as hotels, rental cars, and other awards.

•Mileage Credits Earned on Frontier – The Company defers the portion of the sales proceeds that represents the estimated selling price of the air transportation for mileage credits awarded and recognizes that amount as passenger service revenue when the mileage credit is redeemed and the transportation is provided.  The estimated selling price of the air transportation component is determined utilizing the deferred revenue method as further described below.  The initial revenue deferral is presented as deferred frequent flyer revenue in the consolidated balance sheets.  When recognized, the revenue related to the air transportation component is classified as passenger service revenue in the Company’s consolidated statements of operations.

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

The Company accounts for expired mileage credits under the expiration recognition method. Frequent flyer liability is reduced in the period when mileage credits become inactive or expire unused in accordance with the then existing Early Returns™ program requirements.

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

The Company measures its deferred revenue obligation using all awarded and outstanding miles, regardless of whether or not the customer has accumulated enough miles to redeem an award.  Eventually these customers will accumulate enough miles to redeem awards, or their account will deactivate after a period of inactivity, in which case the Company will recognize the related revenue when the miles expire as passenger service revenue. During 2012, we notified Frontier Early Returns Members that program rules would change such that miles will now expire in an account with no activity in the last 18 months as compared to 24 months prior to the change. Early Return Members were notified early in the fourth quarter that they needed to add miles to their account by December 31, 2012 in order to keep their account active (assuming their account did not have positive activity for the past 18 months as of December 31, 2012). As a result of this change in the Early Returns Program for Frontier, we recognized additional revenue and a corresponding decrease in the deferred frequent flyer revenue of approximately $9.8 million due to the expiration of mileage credits on December 31, 2012.

Current and future changes to the expiration policy, or to program rules and program redemption opportunities, may result in material changes to the deferred frequent flyer revenue balance as well as recognized revenue from the program.

•Mileage Credits Sold – The Company has agreements with its co-branded credit card partner that require its partner to purchase miles as they are awarded to the co-branded partner cardholders.  The Company continues to use the residual method of allocation for this multiple element arrangement as the agreement has not been materially modified since January 1, 2011, the adoption date of Accounting Standards Update (ASU) 2009-13. The air transportation element for the awarded miles is included in deferred frequent flyer revenue at the estimated fair value of the air transportation element and the residual marketing element is recorded as other revenue when the miles are awarded.  The deferred frequent flyer revenue is subsequently recognized as passenger service revenue when the transportation is provided.

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

Promotion and Sales includes commissions, promotions, reservation system fees, advertising, and other similar costs.  The Company expenses the costs of advertising expense in the year incurred.  Advertising expense was $7.7 million, $11.9 million and $14.2 million for the years ended 2012, 2011 and 2010, respectively.

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

Net Income (Loss) per Common Share is based on the weighted average number of shares outstanding during the period.  The following is a reconciliation of the diluted net income (loss) per common share computations (amounts in millions):

	For the Years Ended December 31,
	2012	2011	2010
Net income (loss) of the Company	$51.3	$(151.8)	$(13.8)
Reduction in interest expense from convertible notes (net of tax)	1.3	—	—

Net income (loss) of the Company for diluted net income (loss) per common share calculation	$52.6	$(151.8)	$(13.8)

Weighted-average common shares outstanding for basic net income (loss) per common share	48.5	48.2	36.0
Effect of dilutive convertible notes	2.7	—	—
Effect of dilutive employee stock options	0.2	—	—

Adjusted weighted-average common shares outstanding and assumed conversions for diluted net income (loss) per common share	51.4	48.2	36.0

Employee stock options of 4.1 million, 4.2 million, and 5.3 million were not included in the calculation of diluted net income (loss) per common share due to their anti-dilutive impact for the years ended December 31, 2012, 2011, and 2010, respectively.  The Company has two convertible notes with face values of $22.3 million and $25.0 million and are convertible in whole or in part, at the option of the holder, for up to 2.2 million and 2.5 million shares, respectively, of the Company’s common stock.

 The Company has the ability to redeem each of the two convertible notes to the extent the notes have not previously been converted by the holder.  Upon at least 10 day advanced written notice to the holder, the Company can redeem the $22.3 million note at face value, plus any accrued and unpaid interest.  Upon not less than 30 days nor more than 60 days advanced written notice, the Company can redeem the $25.0 million note at a premium to face value at any time through October 28, 2016 at which point the note can be redeemed at face value thereafter.

Fair Value of Financial Instruments—The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, receivables, and accounts payable approximate fair values because of their immediate or short-term maturity of these financial instruments.

Segment Information—The Company has two reportable operating segments:  Republic and Frontier.  Additional information about segment reporting is presented in Note 15.

Accounting Pronouncements—In May 2011, the FASB issued ASU 2011-4, Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurements. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. ASU 2011-4 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company adopted this accounting standard on January 1, 2012, and the impact to the consolidated financial statements was not material.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The standard revises the guidance for evaluating impairment on indefinite-lived intangible assets. It is effective for fiscal years beginning after September 15, 2012, and the impact to the consolidated financial statements will not be material.

3. FAIR VALUE MEASUREMENTS

ASC Topic 820, “Fair Value Measurements and Disclosures” requires disclosures about how fair value is determined for assets and liabilities and a hierarchy for which these assets and liabilities must be grouped is established.  The Topic establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1	quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2	quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	unobservable inputs for the asset or liability.

The following table sets forth information regarding the Company's assets (liabilities) measured at fair value on a recurring basis (in millions):

	December 31, 2012	Level 1	Level 2	Level 3
Chautauqua restructuring asset	$86.4	$—	$—	$86.4

Chautauqua restructuring asset - In October 2012, the Company restructured aircraft ownership obligations related to its 50-seat regional jet platform, Chautauqua.  In connection with the restructuring, the Company issued a convertible note payable with a face value of $25.0 million, provided call rights on 28 of its owned aircraft and agreed to parent company guarantees related to future minimum lease payments, among other commitments.

The Company elected the fair value option under ASC 825-10, "Financial Instruments" for the agreement related to its 28 owned aircraft because management believes the fair value option provides the most accurate representation of the economic benefit of this agreement to Chautauqua in the Company's financial statements. Under the fair value option, the Company recorded an $86.4 million asset representing the combined fair value of expected future cash inflows under the agreement, net of the value of the Company's obligations attributable to the call rights on the 28 aircraft.  The recurring fair value measurement of this agreement has been calculated using an income approach, which requires the use of subjective assumptions that are considered level 3 inputs. Fair values have been estimated by discounting the cash flows expected to be received over the term of the agreement, using a discount rate based on observable yields on instruments bearing comparable risks and credit worthiness of the counterparty. Critical assumptions used in the fair value measurement primarily include the amount and timing of cash inflows, the discount rate and the probability of whether the call option on the restructured aircraft will be exercised by the counterparty. A change in these assumptions could result in a significantly higher or lower fair value measurement, which would result in a gain or loss during the period in which the assumption changes. A 100 basis point change in the discount rate used would have changed the fair value of the restructuring asset by approximately $3.5 million as of December 31, 2012. Similarly, a change in the assumed probability of whether the call option on the restructured aircraft will be exercised could result in either a gain of up to $1.2 million or a loss of up to $3.7 million per aircraft during the period in which that assumption changed. The change in fair value of this agreement during 2012 was not material.

Certain amounts are payable under circumstances of nonperformance or voluntary repayment by the Company. As of December 31, 2012, the Company would owe approximately $3.3 million under these circumstances; however, the Company estimated the probability of potential repayment as remote. The difference between the fair value of the restructuring asset and the fair value of the convertible note (see Note 8) will be recognized as a reduction to depreciation expense over the remaining useful life of the related aircraft subject to this agreement.

Fuel Derivatives - The Company’s derivative contracts are privately negotiated contracts and are not exchange traded, are classified in prepaid expenses.   The recurring fair value measurements based on level 2 inputs are estimated with option pricing models that employ observable inputs.  Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others. The fair value of these derivatives was not material as of December 31, 2012 and 2011.

Hedge Benefits (Expenses) - The Company does not hold or issue any derivative financial instruments for speculative trading purposes.  The Company chose not to designate these derivatives as hedges, and as such, realized and unrealized mark-to-market adjustments are included in aircraft fuel expense in the consolidated statements of operations.

The following table sets forth information regarding the Company's expense (benefit) recorded in the consolidated statements of operations related to our hedge contracts (in millions) for the years ended:

	December 31,
	2012	2011	2010
Aircraft fuel expense (benefit)	$2.2	$(3.8)	$3.6

Fair Value of Debt - Market risk associated with our fixed and variable rate long-term debt primarily relates to the potential change in fair value and impact to future earnings, respectively, from an change in interest rates. In the table below, the aggregate fair value of debt was based primarily on recently completed market transactions and estimates based on interest rates, maturities, credit risk and underlying collateral and is classified primarily as level 3 within the fair value hierarchy.

	December 31
	2012	2011
Total debt at par value	$2,121.6	$2,361.5
Unamortized discount, net	(2.1)	(2.4)
Net carrying amount	$2,119.5	$2,359.1
Estimated fair value	2,071.2	2,262.4

Trade name Intangible - Nonrecurring - As a result of the Company's decision to unify its brand names, the Company announced its intent to discontinue the use of a trade name. During 2010, the Company fully impaired the value of a trade name intangible of $7.6 million to its fair value of zero based on level 3 inputs. The estimates of fair value represent the Company's best estimate based on industry trends and reference to market rates and transactions.

Aircraft and Other Assets Impairment - Nonrecurring - In December 2011, we recorded a $191.1 million impairment charge primarily related to our decision to substantially reduce the flying completed by the ERJ 135/140/145 fleet over the next year by temporarily parking these aircraft. During 2012, the Company returned or sold excess aircraft and entered into CPAs for all other aircraft that were temporarily parked. There are currently no aircraft parked as of December 31, 2012. In evaluating these aircraft and other equipment for impairment, we estimated their fair value by utilizing a market approach considering (1) published market data generally accepted in the airline industry, (2) recent market transactions, where available, and (3) the overall condition and age of the aircraft and other equipment. During 2011, the Company recorded impairment of $180.5 million on aircraft, $5.1 million of impairment on assets held for sale, and $5.5 million of impairment on inventory related to these aircraft. These aircraft and other equipment are classified in level 3 of the three-tier fair value hierarchy. In December 2010, the Company had an $8.5 million impairment on its Airbus 318 aircraft which was also classified in the level 3 of the three-tier fair value hierarchy. For additional information regarding this impairment charge, see Note 5.

($ in millions)
		Fair Value Measurements Using
Description	Year ended 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Long-lived assets held and used	$258.1			$258.1	$(186.0)
Long-lived assets held for sale	34.5			34.5	(5.1)
					$(191.1)

There were no aircraft and other asset impairment charges recorded for the year ended December 31, 2012.

4. ASSETS HELD FOR SALE

Assets held for sale consisted of the following aircraft and flight equipment as of December 31 (in millions):

	2012	2011
Two Q400 Aircraft	—	30.3
Flight equipment	—	2.7
Assets held for sale	$—	$33.0

Assets held for sale as of December 31, 2011 primarily consisted of assets acquired from Frontier that were not planned to be used in operations. The Q400 were placed back into service during the second half of 2012 as a result of the new code-share agreement with Continental, which resulted in additional depreciation expense of $1.3 million. Gains or losses on assets sold during 2012, 2011, and 2010 were not material.

5. AIRCRAFT AND OTHER EQUIPMENT

Aircraft and other equipment, excluding aircraft and other equipment held for sale, consist of the following as of December 31 (in millions):

	2012	2011
Aircraft	$3,056.2	$3,159.5
Flight equipment	282.4	271.9
Office equipment and leasehold improvements	56.7	52.7
Total aircraft and other equipment	3,395.3	3,484.1
Less accumulated depreciation and amortization	(848.6)	(675.4)
Aircraft and other equipment—net	$2,546.7	$2,808.7

Aircraft and other equipment depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was $181.6 million , $188.6 million , and $189.0 million , respectively. During 2010, the Company recorded an impairment loss on certain Airbus aircraft for $8.5 million which is reported in other operating expense in the consolidated statements of operations. In December 2011, we recorded a $191.1 million impairment charge as discussed in Note 3.

6. OTHER INTANGIBLE ASSETS

On April 30, 2012 and August 23, 2012, the Company sold slots to United and Delta at Newark Liberty International Airport ("EWR") and Ronald Reagan Washington National Airport ("DCA"), respectively, for total consideration of $21.0 million and recorded a gain on sale of assets of $8.3 million . On December 20, 2011, US Airways repurchased a portion of the DCA commuter slots for $47.5 million resulting in a gain on sale of assets of $2.3 million.

Other intangible assets as of December 31, 2012 and 2011 consist of the following (in millions):

		As of December 31, 2012		December 31, 2011
	Weighted-Average Amortization Period	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Indefinite-lived intangible assets:
Airport slots		$14.8		$27.6
Trade names		20.6		20.6
Total indefinite-lived intangible assets		$35.4		$48.2
Definite-lived intangible assets:
Affinity credit card programs	6.0	$45.1	$18.3	$47.6	$14.6
Other	7.3	8.1	5.3	8.1	2.8
Total definite-lived intangible assets	6.3	$53.2	$23.6	$55.7	$17.4
Intangible assets		$88.6		$103.9

The aggregated amortization expense for the years ended December 31, 2012, 2011 and 2010 was $9.0 million, $11.6 million, and $15.5 million, respectively.  The estimated aggregate amortization expense for the next five years is expected to be $6.9 million, $6.3 million, $6.1 million, $5.9 million and $4.4 million, respectively.

During 2010, the Company recorded an impairment loss of $7.6 million for the trade names as discussed in Note 3.

7. ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31 (in millions):

	2012	2011
Accrued wages, benefits and related taxes	$52.6	$43.6
Accrued maintenance	46.0	63.5
Accrued interest payable	17.6	18.8
Deferred revenue	28.1	30.3
Other	94.5	102.6
Total accrued liabilities	$238.8	$258.8

8. DEBT

Debt consists of the following as of December 31 (in millions):

Secured debt:	2012	2011
Promissory notes payable, collateralized by aircraft, bearing interest at fixed rates ranging from 4.45% to 8.49% at December 31, 2012 and outstanding through 2024.	$1,790.2	$1,938.6

Promissory notes payable, collateralized by aircraft, bearing interest at variable rates based on LIBOR plus a margin, ranging from 1.9% to 2.4% at December 31, 2012 and outstanding through 2020.	216.4	304.9

Promissory notes payable, collateralized by eligible spare parts and equipment, bearing interest at fixed rates ranging from 7.11% to 8.38% as of December 31, 2012 and outstanding through 2019.	21.3	34.4

Promissory note payables, collateralized by eligible spare parts and equipment, repaid during 2012.	—	15.3

Promissory note payable, collateralized by eligible spare parts and equipment, bearing interest at a variable rate of LIBOR plus a margin, of 3.59% as of December 31, 2012 and outstanding through 2017.	3.5	—

Discount on debt	(2.1)	(2.4)
Total debt secured by aircraft and parts	2,029.3	2,290.8

Unsecured debt:
Convertible note payable, bearing interest at a fixed rate of 8%, due in full in 2014.	22.3	22.3

Convertible note payable, bearing interest at a fixed rate of 6%, face value of $25.0 million, net of discount $2.1 million, due in full in 2019.	22.9	—

Debt from affinity credit card program, bearing interest of 2.21% as of December 31, 2012 (LIBOR plus 2%), principal due monthly for twelve months beginning in 2016.	45.0	45.0

Other debt	—	1.0
Total unsecured debt	90.2	68.3

Total debt	2,119.5	2,359.1
Current portion (including debt related to assets held for sale)	276.2	284.6
Long term debt, less current portion	$1,843.3	$2,074.5

The Company has outstanding letters of credit as of December 31, 2012 and 2011 totaling $31.9 million and $32.0 million, respectively, that is collateralized by restricted cash.

The Company has two convertible notes with face values of $22.3 million and $25.0 million and are convertible in whole or in part, at the option of the holder, for up to 2.2 million and 2.5 million shares of the Company’s common stock. The convertible debt does not allow for cash settlement, and there is no embedded derivative.

The Company has the ability to redeem each of the two convertible notes to the extent the notes have not previously been converted by the holder.  Upon at least 10 day advanced written notice to the holder, the Company can redeem the $22.3 million note at face value, plus any accrued and unpaid interest.  Upon not less than 30 days nor more than 60 days advanced written notice, the Company can redeem the $25.0 million note at a premium to face value at any time through October 28, 2016 at which point the note can be redeemed at face value thereafter.

We are required to comply with certain financial covenants under certain of our financing arrangements.  We are required to maintain a minimum unrestricted cash amount of $125.0 million and comply with certain operational related non-financial covenants on certain financing agreements. If the Company fails to meet such covenants, the Company would incur a $3.0 million per month reduction in liquidity. As of December 31, 2012, we were in compliance with all our financial covenants.

The discount on debt is from the application of purchase accounting from the Frontier acquisition.  The discount will be amortized to interest expense using the effective interest method through January 2023.

Future maturities of debt are payable, as follows for the years ending December 31 (in millions):

2013	276.2
2014	256.1
2015	244.4
2016	227.0
2017	285.7
Thereafter	830.1
Total	$2,119.5

9. COMMITMENTS

As of December 31, 2012, the Company leased 125 aircraft and 31 spare engines with varying terms extending through 2023 and terminal space, operating facilities and office equipment with terms extending through 2033 under operating leases. The components of rent expense for the years ended December 31 are as follows (in millions):

	2012	2011	2010
Aircraft and engine rent	$243.2	$251.5	$240.6
Other	82.9	78.6	75.2
Total rent expense	$326.1	$330.1	$315.8

The Company has long-term maintenance agreements with an avionics equipment manufacturer and maintenance provider that has a guaranteed minimum annual flight hour requirement. The minimum guaranteed amount based on the Company's current operations is $3.7 million per year through December 2016 for the E145 family of aircraft, $9.4 million per year through December 2014 for the E170 family of aircraft, and $1.1 million per year through December 2016 for the Airbus family of aircraft.

We have maintenance agreements for engines, auxiliary power units (“APU”) and other airframe components for our E140/145, E170/175, Q400 and Airbus aircraft. For our E140/145 aircraft, we have agreements to maintain the engines, APUs, avionics, wheels and brakes, and select rotable parts through December 2017, June 2013, December 2016, June 2014, and September 2014, respectively.  For our E170/175 aircraft, we have agreements to maintain the avionics, wheels and brakes, APUs, engines, emergency slides, and select rotable parts through December 2014, February 2017, July 2019, December 2018, May 2018, and January 2020, respectively. For our Q400 aircraft, we have agreements to maintain the tires, brakes, APUs, spare parts, engines, and propellors through July 2021, Aug 2022, July 2021, July 2021, June 2021, and July 2021, respectively. For our Airbus aircraft, we have agreements to maintain the brakes, tires, and avionics through December 2013, December 2013, and December 2014, respectively. Under these agreements, we are charged for covered services based on a fixed rate for each flight hour or flight cycle accumulated by the engines or airframes in our service during each month. The rates are subject to annual revisions, generally based on certain Bureau of Labor Statistics' labor and material indices.  We believe these agreements, coupled with our ongoing maintenance program, reduce the likelihood of unexpected levels of engine, APU, avionics, wheels and brakes, emergency slides, and select rotable parts maintenance expense during their term. Certain of these agreements contain minimum guarantee amounts, penalty provisions for either the early removal of aircraft or agreement termination for activity levels below the minimums.

We do not have long term maintenance agreements for our Airbus aircraft and some Embraer aircraft (except for the information above), and we have made significant deposits with the aircraft lessors for future maintenance events which will reduce future cash requirements.  As of December 31, 2012 and 2011 we had maintenance deposits of $170.0 million and $146.0 million, respectively.

Total payments under these long-term maintenance agreements were $124.5 million, $97.1 million, and $80.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

As part of the Company's lease agreements, the Company typically indemnifies the lessor of the respective aircraft against liabilities that may arise due to changes in benefits from tax ownership or tax laws of the respective leased aircraft. The Company has not recorded a liability for these indemnifications because they are not estimable. The Company is responsible for all other maintenance costs of its aircraft and must meet specified return conditions upon lease expiration for both the air frames and engines. The Company recorded a liability for the return conditions of $0.1 million as of December 31, 2012 for two Embraer 135 aircraft being returned to the lessor.  As of December 31, 2011, the Company had recorded a liability for return conditions of $6.9 million for four Airbus 319 aircraft, four Airbus 318 aircraft, two Embraer 190 aircraft, and two Embraer 135 aircraft. The Company will record a liability for lease return conditions for the remaining leased aircraft once it is probable and estimable.

Future minimum payments under non-cancelable operating leases are as follows for the years ending December 31 (in millions):

	Aircraft	Other	Total
2013	$232.6	$23.0	$255.6
2014	212.9	21.4	234.3
2015	197.5	17.9	215.4
2016	172.9	10.5	183.4
2017	130.4	8.3	138.7
Thereafter	236.3	39.5	275.8
Total	$1,182.6	$120.6	$1,303.2

The table above reflects the reduction in future minimum lease payments on 43 leased aircraft as a result of the restructuring of the Company's 50-seat regional jet platform, Chautauqua Airlines as announced during the fourth quarter of 2012.

As of December 31, 2012, the Company has subleased eleven E145 aircraft and three E170 aircraft to a foreign airline. As of December 31, 2012, the total amount of minimum rentals to be received in the future under non-cancelable subleases is $60.9 million.  During the years ended December 31, 2012, 2011, and 2010, the Company recognized $15.9 million, $13.2 million and $14.7 million, respectively, of sublease income that is included in charter and other revenue in the consolidated statements of operations.

As of December 31, 2012, the Company had firm orders to purchase forty CS300 aircraft that have scheduled delivery dates beginning in early 2015 and continuing through 2017, and sixty Airbus NEO 320 aircraft and twenty Airbus NEO 319 aircraft that have scheduled delivery dates beginning in early 2016, and continuing through 2021. The Company also has a commitment to acquire six spare aircraft engines and expects to take delivery of two engines in 2015, three engines in 2016, and one engine beyond 2017.

On January 24, 2013, the Company announced that it had reached an agreement with American to operate 53 Embraer E175 aircraft under the American Eagle brand. This agreement was subsequently amended on February 28, 2013 to reduce the number of covered aircraft from 53 to 47. The amended agreement was approved by the Bankruptcy Court on March 12, 2013 in the American bankruptcy proceedings.The aircraft are expected to be phased into operation at approximately two to three aircraft per month beginning in mid-2013 through the first quarter of 2015. The total commitment for the 47 aircraft is up to $1.9 billion over the 3 year phase-in period. The Company has arranged suitable financing with current market commercial terms. This commitment is not outstanding in the table below, as the commitment was not outstanding at December 31, 2012, see Note 16.

Future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due By Period
						Beyond
	2013	2014	2015	2016	2017	2018	Total
Debt or lease financed aircraft under purchase obligations	$73.0	$0.5	$792.2	$1,492.3	$822.3	$6,605.4	$9,785.7
Engines under firm orders	—	—	14.0	21.0	7.0	—	42.0
Total contractual obligations for aircraft and engines	$73.0	$0.5	$806.2	$1,513.3	$829.3	$6,605.4	$9,827.7

10. CONTINGENCIES

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

The agreement included, among other things, (i) the postponement of certain pay increases, (ii) reduced Company contributions to the Pilots' 401(k) plan, (iii) reduced accruals for vacation days and sick days and (iv) an extension of the collective bargaining agreement by two years (collectively, the "Investment"). In exchange for the Investment, the Frontier pilots will receive an equity stake in Frontier or cash settlement valued at $7.2 million, which vests over the term of the agreement. As of December 31, 2012 the Company has recorded an accrued liability of $2.8 million for the equity stake. As of December 31, 2012, the Company has complied with all conditions of the agreement. The Company continues its efforts to sell or attract an equity investment in Frontier that would reduce the Company's ownership of Frontier to a minority interest by December 31, 2014.

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

We believe that these allegations are baseless and that we did not interfere in the election process, which in fact the IBT won. We intend to vigorously defend ourselves and Frontier against this complaint, but there can be no assurance that we will be successful. If we are not successful and the restructuring agreement with our Frontier pilots is declared null and void, Frontier would lose approximately $9 million to $10 million in annual cost savings on average over the next three years, which may have a material adverse effect on our business, financial condition or results of operations.

As of December 31, 2012, approximately 60% of the Company's workforce is employed under union contracts. The union contracts for our pilots and our flight attendants, except Frontier’s pilots and flight attendants, are currently amendable. Although we have never had a work interruption or stoppage, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. If we are unable to reach agreement with any of our unionized work groups on the amended terms of their collective bargaining agreements, we may be subject to work interruptions and/or stoppages. Any sustained work stoppages could adversely affect our ability to fulfill our obligations under our fixed-fee and pro-rate agreements and could have a material adverse effect on our financial condition and results of operations.

Contract negotiations with Republic pilots, which began in July 2007, have been in federal mediation since June 2011. In February 2013, the Company presented its last, best and final offer in Washington, D.C. at the National Mediation Board ("NMB"). Because the union's local representatives did not respond to the Company's offer, the federal mediator suspended negotiations. However on February 27, 2013, the Company received notice from the union's national division that it will allow the Company's pilots to vote on the offer. The Company's final offer would significantly increase its wage and benefits costs for its Republic pilots. There can be no assurance that the Company's last, best and final offer will be voted on or approved by our pilots.

11. CAPITAL STOCK AND STOCK OPTIONS

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

The following table summarizes common stock activity for the years ended December 31, 2012, 2011, and 2010:

(in millions)	Common Stock
	2012	2011	2010
Beginning balance	48.4	48.2	34.6
Stock offering	—	—	13.8
Shares issued for stock options exercised	—	—	0.3
Vesting of restricted stock and other	0.2	0.2	(0.5)
Ending balance	48.6	48.4	48.2

Employee Stock Options

The 2002 and 2007 Equity Incentive Plan provides for the granting of up to 5,000,000 shares of our common stock of which 0 and 447,292 shares, respectively, remain available for issuance under the plan as of December 31, 2012. Stock options granted typically vest ratably over the term of the employment agreements or between 36 and 48 months and are granted with exercise prices equal to market prices on the date of grant. The options normally expire 10 years from the date of grant.  Options are typically granted to officers and key employees selected by the Compensation Committee of the Board of Directors and have exercise prices ranging from $3.85 to $20.27.

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

The following table summarizes option activity under the stock option plans as of December 31, 2012:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Contractual Term (in years)
Outstanding at January 1, 2012	4,509,837	$12.46
Granted	234,375	4.95
Exercised	—	—
Forfeited	(204,637)	7.69
Outstanding at December 31, 2012	4,539,575	$12.29	$—	5.43

Vested or expected to vest at December 31, 2012	4,467,032	$12.41	$—	5.38

Exercisable at December 31, 2012	3,790,942	$13.59	$—	4.91

The intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was not material.

There were 3,514,492 and 3,235,752 options exercisable at December 31, 2011 and 2010, respectively. The weighted average exercise price for the options exercisable at December 31, 2011 and 2010 was $14.27 and $15.67, respectively. The remaining contractual life for the options outstanding at December 31, 2011 and 2010 was 6.31 years and 6.30 years, respectively.

During the years ended December 31, 2012, 2011 and 2010, $1.2 million ($0.7 million net of tax), $3.2 million ($1.9 million net of tax) and $2.9 million ($1.7 million net of tax), respectively, was charged to expense relating to the stock option plans. The Company has a policy of issuing new common shares to satisfy the exercise of stock options.  At December 31, 2012 there was $1.7 million of unrecognized stock-based employee compensation expense for unvested stock options, and the expected remaining expense period is 3 years.. The Company did not recognize excess tax benefits related to stock option exercises in 2012 and 2010, due to no options being exercised. In 2011, the tax deductions on the options exercised were less than the amount of expense recorded by the Company.

The weighted average grant date fair value of options granted in 2012, 2011 and 2010 was $2.02, $2.41, and $3.15, respectively. The Company estimates the fair value of stock options issued using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Dividends were based on an estimated dividend yield. The risk-free rates for the periods within the contractual life of the option are based on the U.S. Treasury rates in effect at the time of the grant. The forfeiture rate is based on historical information and management’s best estimate of future forfeitures. The expected term of options granted is derived from historical exercise experience and represents the period of time the Company expects options granted to be outstanding. Option valuation models require the input of subjective assumptions including the expected volatility and lives.

The following assumptions were used to value stock option grants during the following periods:

	December 31,
	2012			2011			2010
Dividend yield	—%			—%			—%
Expected volatility	59%	-	62%	60%	-	61%	60%	-	61%
Risk-free interest rate	0.6%	-	1.0%	1.2%	-	2.0%	1.2%	-	2.0%
Expected life (in years)	4	-	5	4	-	5	4	-	5

Restricted Stock Grants

Restricted stock awards have been granted to certain of our officers, directors, and key employees.  Restricted stock awards are grants of shares of our common stock which typically vest over time (generally three or four years).

Compensation expense for our restricted stock grants was $1.8 million, $2.4 million, and $1.2 million during the years ended December 31, 2012, 2011 and 2010, respectively.  As of December 31, 2012, we have $3.4 million in total unrecognized future compensation expense that will be recognized over the next three or four years relating to awards for 637,870 restricted shares which were issued but which had not yet vested.

A summary of restricted stock activity under the aforementioned plan is as follows:

Restricted Stock Awards
Unvested at January 1, 2012	351,792
Vested	(145,797)
Issued	457,500
Surrendered	(25,625)
Unvested at December 31, 2012	637,870

The grant date weighted-average fair value per share of restricted stock awards granted during the years ended December 31, 2012, 2011, and 2010, was $4.98, $5.39 and $6.32, respectively.  The total fair value of shares vested during the years ended December 31, 2012, 2011, and 2010, was $0.7 million, $1.4 million, and $1.2 million, respectively.

12. INCOME TAXES

The components of the provision for income tax expense (benefit) for the years ended December 31 are as follows (in millions):

	2012	2011	2010
Federal:
Current	$(0.1)	$(0.1)	$(2.1)
Deferred	26.5	(78.2)	(2.8)
Total Federal	26.4	(78.3)	(4.9)
State:
Current	—	0.2	0.1
Deferred	8.4	(11.9)	(1.3)
Total State	8.4	(11.7)	(1.2)

Valuation allowance	0.1	(0.6)	(3.4)
Expense for uncertain tax positions	—	—	1.8
Income tax expense (benefit)	$34.9	$(90.6)	$(7.7)

A reconciliation of income tax expense (benefit) at the applicable federal statutory income tax rate to the tax provision as reported for the years ended December 31 are as follows (in millions):

	2012	2011	2010
Federal income tax expense (benefit) at statutory rate	$30.2	$(84.8)	$(7.5)
State income tax expense (benefit), net of federal (expense) benefit	2.9	(7.3)	(0.7)
Valuation allowance	0.1	(0.6)	(3.4)
Other	1.7	2.1	3.9
Income tax expense (benefit)	$34.9	$(90.6)	$(7.7)

The components of deferred tax assets and liabilities as of December 31 are as follows (in millions):

	2012	2011
DEFERRED TAX ASSETS:
Current:
Deferred frequent flyer revenue	$21.0	$25.9
Nondeductible reserves and accruals	22.9	23.4
Total	43.9	49.3
Valuation allowance	(12.6)	(14.0)

Total current deferred tax assets	$31.3	$35.3

Noncurrent:
Nondeductible accruals and deferred revenue	$33.5	$43.9
Deferred frequent flyer revenue	22.1	25.9
Federal and state net operating loss carryforwards, net of liability for uncertain tax positions	485.7	483.6
AMT credits	6.5	6.4
Prepaid rent	6.9	4.4
Deferred credits and sale leaseback gain	18.5	17.7
Other	22.2	13.2
Total	595.4	595.1
Valuation allowance	(170.0)	(168.5)

Total noncurrent deferred tax assets	425.4	426.6

DEFERRED TAX LIABILITIES:
Noncurrent:
Other intangible assets	(24.9)	(29.9)
Maintenance deposits	(62.6)	(54.1)
Stock basis difference in subsidiary from gain on bargain purchase	(78.0)	(77.4)
Accelerated depreciation and fixed asset basis differences for tax purposes	(644.5)	(618.4)

Total noncurrent deferred tax liabilities	(810.0)	(779.8)
Total net noncurrent deferred tax liabilities	$(384.6)	$(353.2)

The Company monitors ongoing tax cases related to its unrecognized tax benefits. None of the unrecognized tax benefits as of December 31, 2012, if recognized, would affect the effective tax rate. The following table reconciles the Company’s tax liability for uncertain tax positions for the year ended December 31 (in millions):

	2012	2011	2010
Balance at January 1,	$8.1	$8.1	$6.3
Additions for tax positions taken in prior years	—	—	2.0
Reductions for tax positions of prior years	—	—	(0.2)
Balance at December 31,	$8.1	$8.1	$8.1

The following table reconciles the Company’s valuation allowance for the year ended December 31 (in millions):

	2012	2011	2010
Balance at January 1,	$182.5	$166.9	$200.9
Additions based on filing the final pre-acquisition tax returns	—	16.2	5.7
Reduction of net operating losses previously reserved that were forgone in tax return filings	(0.1)	—	(36.3)
Additions (deductions) for change in current year analysis	0.1	(0.6)	(3.4)
Balance at December 31,	$182.5	$182.5	$166.9

The future use of the net operating losses (“NOLs”) acquired from previous acquisitions are limited based on Internal Revenue Code Section 382 due to the change in control that occurred from the acquisitions. Management evaluated the deferred tax assets and determined that more likely than not, certain deferred tax assets would not be utilized and therefore a valuation allowance was required. The net operating losses generated by the Company after the change in control date do not have a related valuation allowance. In conjunction with filing the 2009 tax returns during 2010 for Frontier, the Company decided to forgo $104 million of the net operating losses that were acquired from Frontier. The Company reduced the deferred tax asset for these net operating losses as well as the related valuation allowance when the tax returns were filed during 2010. This adjustment was accounted for as an adjustment to the opening balance sheet for Frontier as a reduction to the net operating losses acquired and a decrease in the opening valuation allowance. As of December 31, 2012, the Company has federal NOL carryforwards totaling $1.4 billion, which begin expiring in 2015, and of which approximately $408.0 million are not expected to be realized prior to expiration mostly due to the limitations under Internal Revenue Code Section 382. Therefore, a valuation allowance has been recorded for these net operating loss carryforwards. In 2011, the Company increased the deferred tax asset for pre-acquisition costs and net operating losses and increased the valuation allowance by the same amount.

Deferred tax assets include benefits expected to be realized from the utilization of alternative minimum tax (“AMT”) credit carryforwards of $6.5 million, which do not expire. A valuation allowance of $5.5 million has been recorded against AMT credit carryforwards that were acquired from previous acquisitions as these credits are not expected to be realized.

In connection with Midwest's initial public offering in 1995 (the "Offering"), Midwest and Kimberly-Clark entered into a Tax Allocation and Separation Agreement (“Tax Agreement”). Pursuant to the Tax Agreement, Midwest is treated for tax purposes as if it purchased all of Midwest's assets at the time of the Offering, and as a result, the tax basis of Midwest's assets were increased to the deemed purchase price of the assets. The tax on the amount of the gain on the deemed asset purchase was paid by Kimberly-Clark. Midwest would pay to Kimberly-Clark 90% of the amount of the tax benefit associated with this additional basis (retaining 10% of the tax benefit). In the event of certain business combinations or other acquisitions involving Midwest, tax benefit amounts thereafter will not take into account, under certain circumstances, income, losses, credits, or carryovers of businesses other than those historically conducted by Midwest. These tax benefits will not be realized by the Company as the losses are limited based on Section 382 and a full valuation allowance has been recorded for these NOLs. Therefore, management has determined that no liability is necessary related to this Tax Agreement.

The Company's federal income tax returns for tax years after 1998 remain subject to examination by the Internal Revenue Service (“IRS”) and state taxing jurisdictions. The Company concluded its audit by the IRS for the 2009 tax year in 2012. The Company's NOL's from prior tax years would remain subject to examination by major tax jurisdictions due to our net operating loss carryforwards.

 13. RETIREMENT AND BENEFIT PLANS

Defined Contributions Plans — The Company has defined contribution retirement plans covering all employees meeting the eligibility requirements.  The Company matches up to 6% of employees' eligible compensation as defined by the Plan document. Employees are generally vested in matching contributions after three years of service with the Company. Employees are also permitted to make pre-tax deferrals and after-tax Roth contributions of up to 90% (up to the annual Internal Revenue Code limit) of their eligible compensation. The Company's expense under this plan was $6.6 million, $9.6 million, and $8.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Frontier also has established the Frontier Airlines, Inc. Pilots Retirement Plan (the “FAPA Plan”) for pilots covered under the collective bargaining agreement with the Frontier Airlines Pilots’ Association. The FAPA Plan is a defined contribution retirement plan.  Frontier contributes up to 6% of each eligible and active participant’s compensation.  Contributions begin after a pilot has reached two years of service and the contributions vest immediately.  Participants are entitled to begin receiving distributions of all vested amounts beginning at age 59 ½.  The recognized compensation expense for the years ended December 31, 2012, 2011 and 2010 was $4.9 million, $4.1 million, and $2.3 million, respectively.

Qualified Defined Benefit Plan — The Company has one qualified defined benefit plan, the Pilots’ Supplemental Pension Plan, as of December 31, 2012. This plan provides retirement benefits to certain pilots covered by their collective bargaining agreement.

The following table  sets forth the status of the plan for the year ended December 31, 2012 and 2011 (in millions):

	Qualified Defined-Benefit Plan
(in millions)	Years Ended December 31,
Change in Projected Benefit Obligation	2012	2011	2010
Net benefit obligation — beginning of period	$15.9	$14.0	$11.4
Interest cost	0.7	0.7	0.7
Actuarial loss	2.2	1.6	2.1
Gross benefits paid	(0.4)	(0.4)	(0.2)
Net projected obligation — end of period	$18.4	$15.9	$14.0

Change in Plan Assets

Fair value of assets — beginning of period	$10.1	$10.1	$9.0
Actual return on plan assets	1.4	(0.3)	1.3
Employer contribution	0.8	0.7	—
Gross benefits paid	(0.4)	(0.4)	(0.2)
Fair value of plan assets — end of period	$11.9	$10.1	$10.1
Accrued benefit liability (recorded in deferred credits and other noncurrent liabilities)	$(6.5)	$(5.8)	$(3.9)

The accumulated benefit obligation as of December 31, 2012 and 2011 is $18.4 million and $15.9 million, respectively.  The net periodic benefit cost of the defined benefit pension plan for the years ended December 31, 2012, 2011, and 2010 was not material. The unamortized net loss, included in accumulated other comprehensive loss as of December 31, 2012, 2011, was $5.5 million (net of tax of $2.3 million), $4.1 million (net of tax of $2.6 million) and $1.5 million (net of tax of $0.9 million), respectively.

Expected Cash Flows – In 2013, no significant employer contributions are expected for the defined benefit plan.  Total future benefit payments are expected to be approximately $5.4 million over the next several years.

14. OPERATING SEGMENT INFORMATION

ASC Topic 280, “Segments Reporting,” requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by a company’s chief operating decision maker in deciding the allocation of resources and assessing performance.

Based on our continual monitoring of the long-term economic characteristics, airline processes, class of customer, and route operations flown as a part of our operating segments, we have identified each of our operating segments below as reportable segments. We changed our presentation of business segments in 2012 primarily due to changes in management and organizational structure; and we have revised 2011 and 2010 information to conform to the current period segment presentation. We believe this segmentation is appropriate based upon operating decisions and performance assessments by our chief operating decision maker.

We have identified two reportable segments: Republic and Frontier. Our Republic segment includes all regional flying performed under fixed-fee and pro-rate agreements, subleasing activities, regional charter operations and the cost of any unallocated regional aircraft. The Frontier segment includes passenger service revenues and expenses for operating our Airbus fleet, as well as charter and cargo operations at Frontier.

Under our pro-rate agreements, Republic is allocated an industry standard pro rata portion of ticket revenue, while Frontier retains all connect revenues as well as ancillary revenues on regional flights. Frontier maintains certain rights to deploy the regional aircraft and maintains control of pricing and revenue management. Frontier also retains responsibility for all customer service expenses, including airport rents. Selling and distribution costs are shared between Republic and Frontier. Republic incurs fuel expense based on gallons consumed flying under the pro-rate agreement.

Segment financial information for the years ended December 31, 2012, 2011, and 2010 for the Company’s operating segments is as follows (in millions):

Year Ended December 31, 2012	Republic	Frontier	Total
Total operating revenue	$1,377.4	$1,433.5	$2,810.9
Aircraft fuel	161.4	532.3	693.7
Depreciation and amortization	162.4	28.2	190.6
Other impairment charge	—	—	—
Income before income taxes	62.3	23.9	86.2
Total assets[1]	2,868.8	786.4	3,655.2
Total debt[1]	1,972.7	146.8	2,119.5

1The aircraft that are currently listed as spares at the Company are classified in the Republic segment for assets and debt. These aircraft operated throughout December and therefore the Company believes that the appropriate classification is the Republic segment.

Year Ended December 31, 2011	Republic	Frontier	Total
Total operating revenue	$1,534.0	$1,330.5	$2,864.5
Aircraft fuel	303.3	517.8	821.1
Depreciation and amortization	172.3	27.9	200.2
Other impairment charge	191.1	—	191.1
Loss before income taxes	(147.1)	(95.3)	(242.4)
Total assets	2,973.5	928.2	3,901.7
Total debt	2,139.0	220.1	2,359.1

Year Ended December 31, 2010	Republic	Frontier	Total
Total operating revenue	$1,319.9	$1,333.8	$2,653.7
Capacity purchase agreement (revenue) expense	(90.2)	90.2	—
Aircraft fuel	177.9	439.0	616.9
Depreciation and amortization	172.1	32.4	204.5
Other impairment charge	11.5	—	11.5
Income (loss) before income taxes	31.3	(52.8)	(21.5)
Total assets	3,266.5	1,082.2	4,348.7
Total debt	2,262.9	314.8	2,577.7

 15. VALUATION AND QUALIFYING ACCOUNTS

(amounts in millions) Description	Balance at Beginning of Year	Additions Charged to Expense	Deductions		Balance at End of Year
Allowance for doubtful accounts receivables:
12/31/2012	0.6	2.7	(0.4)	(1)	2.9
12/31/2011	1.2	—	(0.6)	(1)	0.6
12/31/2010	0.7	1.7	(1.2)	(1)	1.2

(1)	Uncollectible accounts written off net of recoveries, if any.

16. SUBSEQUENT EVENTS

On January 23, 2013, the Company, entered into a Fourth Amendment to the Amended and Restated Jet Service Agreement with US Airways, Inc., dated as of April 26, 2005 (such agreement, as so amended, the "US Air Agreement"). In the Fourth Amendment, the parties agreed to remove nine E145 50-seat aircraft (the "Removed Aircraft") from service under the US Air Agreement between April 1, 2013 and July 1, 2013. Upon removal of the last of the Removed Aircraft, the US Air Agreement will terminate. The Fourth Amendment is subject to certain conditions set forth therein, including that Chautauqua obtain an agreement with another airline to operate the Removed Aircraft. These conditions were met and the Fourth Amendment became effective as of January 31, 2013.

On February 5, 2013 and effective as of January 31, 2013, the Company entered into Amendment Number Ten to Delta Connection Agreement (the "Delta Amendment") with Delta further amending the Delta Connection Agreement among Delta, Chautauqua and the Company dated and effective as of June 7, 2002 (the "Delta Agreement"). Pursuant to the terms of the Delta Amendment, Chautauqua agreed to make two additional E145 50-seat aircraft available to Delta from February 15, 2013 until April 15, 2013 (the "Available Aircraft"). The Delta Amendment includes provisions relating to interior design and painting of the Available Aircraft and payment for costs and fees related to the Available Aircraft, including for "C-checks" and usage of engine life limited parts.

On January 24, 2013, the Company announced that it had reached an agreement with American to operate 53 Embraer E175 aircraft under the American Eagle brand. The Aircraft, which will seat 76 passengers in a two-class cabin, are expected to be phased into operation at approximately two to three Aircraft per month beginning in mid-2013 through the first quarter of 2015. This agreement was subsequently amended on February 28, 2013 to reduce the number of covered aircraft from 53 to 47. The amended agreement was approved by the Bankruptcy Court on March 12, 2013 in the American Bankruptcy proceedings.

The Agreement with American will affect our future aircraft purchase commitments subsequent to the end of the year. The future contractual obligations for aircraft and other equipment under firm order (in millions) as of March 14, 2013 are as follows:

	Payments Due By Period
						Beyond
	2013	2014	2015	2016	2017	2018	Total
Debt or lease financed aircraft under purchase obligations	$85.5	$97.2	$946.3	$1,649.0	$979.0	$7,908.7	$11,665.7
Engines under firm orders	—	—	14.0	21.0	7.0	—	42.0
Total contractual obligations for aircraft and engines	$85.5	$97.2	$960.3	$1,670.0	$986.0	$7,908.7	$11,707.7

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

Changes in Internal Control

During the quarter ended December 31, 2012, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The Company's effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information set forth under the caption "Proposal No. 1 - Election of Directors" in the Company's definitive Proxy Statement to be used in connection with the 2013 Annual Meeting of Stockholders is incorporated herein by reference.
Executive Officers

See "Part I - Executive Officers of the Company".

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of SEC Regulation S-K. This Code of Ethics applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is publicly available on our website at http://www.rjet.com. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four days of such amendment or waiver.
Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 as amended, requires that the Company's executive officers and directors, and any person who beneficially owns more than ten percent of the Company's common stock, file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors, and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers, directors and owners of more than ten percent of the Company's common stock, we believe that during fiscal 2012 our executive officers, directors and greater than ten percent beneficial owners complied with except for six late filings with respect to transactions by Bryan K. Bedford, Wayne C. Heller, Timothy P. Dooley, Lars-Erik Arnell, and Neal S. Cohen.
Corporate Governance
The information set forth under the caption "Corporate Governance" in the Company's definitive Proxy Statement to be used in connection with the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Beneficial Ownership of Common Stock by Certain Stockholders and Management" in the Company's definitive Proxy Statement to be used in connection with the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be used in connection with the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under "Audit Matters" in the Company's definitive proxy statement to be used in connection with the 2013 Annual Meeting of Stockholders is incorporated herein by reference.
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)  Documents filed as part of this report:

Report of Independent Registered Public Accounting Firm, Financial Statements: Consolidated Balance Sheets as of December 31, 2012 and 2011, Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010. Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010 and Notes to Consolidated Financial Statements.

(b)  Exhibits

Exhibit No.	Description
1.1	Form of Purchase Agreement.(viii)
1.2	Underwriting Agreement, dated as of November 11, 2010, by and among the Company, Goldman, Sachs & Co. and Deutsche Bank Securities, as representatives of the underwriters named therein. (xlvi)
3.1	Amended and Restated Certificate of Incorporation.(i)
3.2	Second Amended and Restated Bylaws.
4.1	Specimen Stock Certificate.(i)
10.1	2002 Equity Incentive Plan.(i)
10.1(a)	Restricted Stock Agreement.(xx)
10.1(b)	2007 Equity Incentive Plan.(xxiv)
10.2	Form of Option Agreement for Non-Employee Directors.(i)
10.3	Form of Option Agreement for Officers.(i)
10.4†	Amended and Restated Regional Jet Air Services Agreement, dated as of June 12, 2002, by and between AMR Corporation and Chautauqua Airlines, Inc.(i)

10.4(a)	Letter Agreement between AMR Corporation and Chautauqua Airlines, Inc. dated July 30, 2002.(i)
10.4(b)†	Side Letter Agreement, dated as of March 26, 2003, by and between AMR Corporation and Chautauqua Airlines, Inc.(i)
10.4(c)†	Amendment to Amended and Restated Air Services Agreement, by and between AMR Corporation and Chautauqua Airlines, Inc., dated as of October 28, 2003.(i)
10.4(d)†	Amendment to the Amended and Restated Air Services Agreement, by and between AMR Corporation and Chautauqua Airlines, Inc., dated as of October 23, 2008. (xxxiii)
10.5	Office Lease Agreement, by and between College Park Plaza, LLC and Republic Airways Holdings Inc., dated as of April 23, 2004.(i)
10.6†	Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of March 19, 1999.(i)
10.6(a)†	First Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of September 6, 2000.(i)
10.6(b)†	Second Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of September 20, 2000.(i)
10.6(c)†	Third Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of July 11, 2001.(i)
10.6(d)†	Fourth Amendment to the Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of December 18, 2002.(i)
10.6(e)††	Amended and Restated Chautauqua Jet Service Agreement between US Airways, Inc. and Chautauqua Airlines, Inc. dated April 26, 2005.(xiii)
10.6(f)††	First Amendment to Amended and Restated Chautauqua Jet Service Agreement, by and between US Airways, Inc. and Chautauqua Airlines, Inc., dated as of July 21, 2006.(xix)
10.7	Agreement between Chautauqua Airlines, Inc. and Teamsters Airline Division Local 747 representing the Pilots of Chautauqua Airlines, dated as of October 17, 2003.(i)
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

10.25(a)†	First Amendment to the Funding Agreement, dated as of June 11, 2002, by and between Chautauqua Airlines, Inc. and Agência Especial de Financiamento Industrial.(i)
10.26	Agreement, dated as of June 7, 2002, by and between Republic Airways Holdings Inc. and Delta Air Lines, Inc.(i)
10.27	Amendment No. 1 to Agreement between Republic Airways Holdings Inc. and Delta Air Lines, Inc., dated October 1, 2003.(i)
4.2	Form of Warrant to Purchase Shares of Common Stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc., dated as of December 22, 2004.(iv)
4.3	Form of warrant to purchase shares of common stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc.(i)
4.4	Form of warrant to purchase shares of common stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc.(i)
10.31†	Delta Connection Agreement, dated as of June 7, 2002, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc., and Republic Airways Holdings Inc.(i)
10.31(a)†	Amendment No. 1 to Delta Connection Agreement, dated as of February 7, 2003, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc., and Republic Airways Holdings Inc.(i)
10.31(b)†	Amendment Number Two to Delta Connection Agreement, dated September 30, 2003, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc.(i)
10.31(c)†	Amendment Number Three to Delta Connection Agreement, dated March, 2004, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc.(i)
10.31(d)†	Amendment No. 4 to Delta Connection Agreement by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc., dated as of August 12, 2004.(iii)
10.31(e)†	Amendment Number Five to Delta Connection Agreement, as amended, among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc., dated as of December 22, 2004.(iv)
10.31(f)††	Amendment Number Six to Delta Connection Agreement, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc., dated as of March 12, 2007.(xxii)
10.31(g)††	Letter Agreement, by and among Delta Airlines, Inc., Republic Airways Holdings Inc., Chautauqua Airlines, Inc. and Shuttle America Corp., dated as of July 28, 2008.(xxxii)
10.32
Amended Promissory Note of Republic Airways Holdings Inc. (FKA Wexford Air Holdings Inc.) (FKA Wexford III Corp.), dated as of May 14, 2003, in favor of WexAir LLC in the principal amount of $20,391,996.04.(i)

10.33	Third Amended and Restated Employment Agreement, dated as of November 2, 2010, by and between the Comapny and Bryan K. Bedford. (xliii)
10.34	Third Amended and Restated Employment Agreement, dated as of November 2, 2010, by and between the Comapny and Wayne C. Heller. (xliii)
10.35	Employment Agreement, dated April 12, 2011, by and between the Company and Timothy P. Dooley. (xlix)

10.36	Employment Agreement, dated April 12, 2011, by and between the Company and Lars-Erik Arnell. (xlix)
10.37	Office/Shop Space Permit by and between Signature Combs and Chautauqua Airlines, Inc., dated as of January 16, 2001.(i)
10.38	Hangar and Office Lease by and between AMR Combs, Inc. and Chautauqua Airlines, Inc., dated as of December 22, 1998.(i)
10.39†	Purchase Agreement DCT-014/2004, by and between Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of March 19, 2004.(i)
10.39(a)††	Amendment No. 1 to Purchase Agreement DCT-014/2004, by and between Embraer — Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of April 28, 2004.(ii)
10.39(b)††	Amendment No. 2 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of dated July 8, 2004.(iii)
10.39(c)††	Amendment No. 3 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of July 30, 2004.(iii)
10.39(d)††	Amendment No. 4 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of August 11, 2004.(iii)
10.39(e)††	Amendment No. 5 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of September 29, 2004.(iii)
10.39(f)†	Amendment No. 6 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 9, 2004.(viii)
10.39(g)†	Amendment No. 7 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of December 23, 2004.(viii)
10.39(h)††	Amendment No. 8 to Purchase Agreement DCT-014/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of February 28, 2005. (x)
10.39(i)††	Amendment No. 9 to Purchase Agreement DCT-014/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of March 31, 2005. (x)
10.39(j)††	Amendment No. 10 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasilicica de Aeronáutica S.A. and Republic Airline Inc., dated as of April 30, 2005. (xiii)
10.39(k)††	Amendment No. 11 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of August 30, 2005. (xv)
10.39(l)††	Amendment No. 12 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of October 7, 2005.(xvi)
10.39(m)††	Amendment No. 13 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of October 18, 2005.(xvi)
10.39(n)††	Amendment No. 14 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 9, 2005.(xvi)
10.39(o)††	Amendment No. 15 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of April 24, 2006.(xviii)
10.39(p)††	Amendment No. 16 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of July 21, 2006.(xix)
10.39(q)††	Amendment No. 17 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 14, 2006.(xx)
10.39(r)††	Amendment No. 18 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of January 12, 2007.(xxiii)
10.39(s)††	Amendment No. 19 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of June 22, 2007.(xxv)
10.39(t)††	Amendment No. 20 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of October 18, 2007.(xxix)
10.39(u)††	Amendment No. 21 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of June 5, 2008.(xxxii)
10.39(v)††	Amendment No. 22 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of September 5, 2008.(xxxiii)
10.39(w)††	Amendment No. 23 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 10, 2008. (xxxiv)
10.40†	Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of March 19, 2004.(i)
10.40(a)†	Amendment No. 1 to Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of July 8, 2004.(viii)

10.40(b)†	Amendment No. 2 to Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of December 23, 2004.(viii)
10.40(c)††	Amendment No. 3 to Letter Agreement DCT-015/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of February 28, 2005.(x)
10.40(d)††	Amendment No. 4 to Letter Agreement DCT-015/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of April 13, 2005.(x)
10.40(e)††	Amendment No. 5 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasilicica de Aeronáutica S.A. and Republic Airline Inc., dated as of April 30, 2005.(xiii)
10.40(f)††	Amendment No. 6 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline, Inc., dated as of October 18, 2005.(xvi)
10.40(g)††	Amendment No. 7 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline, Inc., dated as of November 9, 2005.(xvi)
10.40(h)††	Amendment No. 8 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of July 21, 2006.(xix)
10.40(i)††	Amendment No. 9 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of September 19, 2006.(xx)
10.40(j)††	Amendment No. 10 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 14, 2006.(xx)
10.40(k)†	Amendment No. 11 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline inc., dated as of May 29, 2007.(xxvi)
10.40(l)††	Amendment No. 12 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline inc., dated as of June 22, 2007.(xxv)
10.40(m)††	Amendment No. 13 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline inc., dated as of October 18, 2007.(xxix)
10.40(n)††	Amendment No. 14 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline inc., dated as of June 5, 2008.(xxxii)
10.40(o)††	Amendment No. 15 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline inc., dated as of September 5, 2008.(xxxiii)
10.40(p)††	Amendment No. 16 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline inc., dated as of November 10, 2008.(xxxiv)
10.41††	United Express Agreement, by and between United Air Lines, Inc. and Shuttle America Corp., dated as of December 28, 2006.(xx)
10.41(a)††	First Amendment to United Express Agreement, by and between United Air Lines, Inc. and Shuttle America Corp., dated as of August 21, 2007.(xxix)
10.42	Amendment No. 1 to United Express Agreement, by and between United Air Lines, Inc. and Chautauqua Airlines, Inc., dated as of July 6, 2004.(ii)
10.43†	Letter Agreement, by and between United Air Lines, Inc. and Republic Airways Holdings Inc., dated as of February 13, 2004.(i)
10.43(a)††	Letter Agreement, by and between United Air Lines, Inc. and Republic Airways Holdings Inc., dated as of July 7, 2004.(ii)
10.44	Lease Agreement, by and between Chautauqua Airlines, Inc. and the Indianapolis Airport Authority, dated as of December 17, 2004.(viii)
10.45††	Delta Connection Agreement, dated as of January 13, 2005, by and among Delta Air Lines, Inc., Republic Airline Inc. and Republic Airways Holdings Inc.(vi)
10.45(a)†
Amendment Number One to Delta Connection Agreement, by and among Delta Air Lines, Inc., Shuttle America Corp. (as assignee of Republic Airline Inc.) and Republic Airways Holdings Inc., dated as of March 12, 2007. (xxiii)

10.45(b)††
Amendment Number Two to Delta Connection Agreement, by and among Delta Airlines, Inc., Shuttle America Corp. (as assignee of Republic Airline Inc.) and Republic Airways Holdings Inc., dated as of August 21, 2007.(xxix)

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

10.46	Stock Purchase Agreement, dated May 6, 2005, by and among Republic Airways Holdings, inc., Shuttle America Corporation and Shuttle Acquisition LLC.(ix)
10.47	Promissory Note in the principal amount of $1,000,000 dated May 6, 2005, made by Republic Airways Holdings Inc. payable to Shuttle Acquisition LLC.(ix)
10.48††	Investment Agreement dated as of March 15, 2005 among Wexford Capital LLC, Republic Airways Holdings Inc., US Airways Group, Inc. and US Airways, Inc.(x)
10.49	Letter dated June 23, 2005 from US Airways Group, Inc. and US Airways, Inc.(xi)
10.50†
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

10.52(a)††	Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of September 2, 2005.(xv)
10.52(b)††	Amendment Number One to Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of September 21, 2005.(xv)
10.52(c)††	Second Amendment to Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of July 21, 2006.(xix)
10.52(d)††	Third Amendment to Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of December 19, 2006.(xx)
10.53††	Global Aircraft Transaction Agreement, by and between Republic Airways Holdings Inc. and US Airways, Inc., dated as of September 21, 2005.(xv)
10.54††	Commuter Slot Option Agreement, by and between Republic Airways Holdings Inc. and US Airways, Inc., dated as of September 22, 2005.(xv)
10.55††	Capacity Purchase Agreement, by and between Continental Airlines, Inc., Republic Airways Holdings Inc. and Chautauqua Airlines, Inc., dated as of July 21, 2006.(xix)
10.55(a)††	First Amendment to the Capacity Purchase Agreement, by and among Continental Airlines, Inc., Republic Airways Holdings Inc. and Chautauqua Airlines, Inc., dated as of January 8, 2007.(xxiii)
10.56	Amended and Restated Secured Super Priority Debtor In Possession Credit Agreement dated April 1, 2009. (xxxv)
10.56(a)	Second Amended and Restated Investment Agreement dated August 13, 2009 by and among Frontier Airlines Holdings, Inc. and its subsidiaries, Frontier Airlines, Inc. and Lynx Aviation, Inc. (xliii)
10.56(b)††	Credit Agreement among Frontier Airlines, Inc., Republic Airways Holdings Inc., Lynx Aviation, Inc. and Airbus Financial Services, dated as of October 30, 2009. (xxxvi)
10.57	Evidence of Transfer of Claim by Republic Airways Holdings Inc. in favor of JPMorgan Chase Bank, N.A., dated as of April 11, 2007.(xxiii)
10.58	Stock Purchase Agreement, dated as of March 16, 2007, by and between Republic Airways Holdings Inc. and WexAir LLC.(xxi)
10.59	Stock Purchase Agreement, dated as of September 4, 2007, by and between Republic Airways Holdings Inc. and WexAir RJET LLC.(xxvi)
10.60	Stock Purchase Agreement, dated as of September 11, 2007, by and between Republic Airways Holdings Inc. and WexAir RJET LLC.(xxvii)
10.61	Stock Purchase Agreement, dated as of October 26, 2007, by and between Republic Airways Holdings Inc. and WexAir RJET LLC.(xxviii)
10.62††
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

10.62(c)††	Amendment No. 1 to Airline Services Agreement, among Midwest Airlines, Inc., Republic Airline Inc., Midwest Air Group, Inc. and Republic Airways Holdings Inc., dated May 15, 2009. (xxxvii)

10.62(d)††
Amendment No. 3 to the Amended and Restated Senior Secured Credit Agreement, dated as of September 3, 2008, among Midwest Airlines, Inc., Midwest Air Group, Inc., each of the subsidiaries of Midwest from time to time party thereto, each lender from time to time party thereto (including Republic Airways Holdings Inc.), Wells Fargo Bank Northwest, National Association, as administrative agent and Wells Fargo, as collateral agent, dated as of June 2, 2009. (xxxix)

10.62(e)††
Amendment No. 2 to the Airline Services Agreement dated as of September 3, 2008 among Midwest Airlines, Inc., Republic Airline Inc., Midwest Air Group, Inc. and Republic Airways Holdings Inc., dated as of June 3, 2009. (xxxix)

10.62(f)	Agreement and Plan of Merger, by and among Republic Airways Holdings Inc., RJET Acquisition, Inc. and Midwest Air Group, Inc., dated as of June 23, 2009. (xl)
10.62(g)	Investment Agreement, by and among TPG Midwest US V, LLC, TPG Midwest International V, LLC and Republic Airways Holdings Inc., dated as of June 23, 2009. (xl)
10.63††	Credit Agreement, by and between US Airways, Inc. and Republic Airways Holdings Inc., dated as of October 20, 2008.(xxxiv)
10.63(a)	Amendment to the Credit Agreement, by and between US Airways, Inc. and Republic Airways Holdings Inc., dated as of December 19, 2008.(xxxiv)
10.64	Employment Agreement by and between Republic Airways Holdings Inc. and Sean Menke, dated as of October 2, 2009.(xli)
10.65††	Purchase Agreement No. PA-C006, by and between Bombardier Inc. and Republic Airways Holdings Inc., dated as of February 24, 2010.(xliv)
10.66††	Credit Agreement by and among Chautauqua Airlines, Inc., Republic Airways Holdings Inc. and certain lenders, dated as of March 26, 2010.(xliv)
10.67†	Purchase Agreement COM 0190-10, by and between Embraer - Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 3, 2010.(xl)
10.67(a)††	Amendment Number One to Purchase Agreement between Embraer S.A. (fromerly known as Embraer - Empresa Brasileira de Aeronautica S.A.) and Republic Airline Inc., dated as of March 11, 2011.
10.67(b)††	Amendment Number Two to Purchase Agreement between Embraer S.A. (fromerly known as Embraer - Empresa Brasileira de Aeronautica S.A.) and Republic Airline Inc., dated as of November 16, 2011.
10.68††	Letter Agreement COM 0191-10, by and between Embraer - Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 3, 2010.(li)
10.68(a)††	Amendment Number One to Letter Agreement between Embraer S.A. (formerly known as Embraer - Empresa Brasileira de Aeronautica S.A.) and Republic Airline Inc., dated as of March 11, 2011
10.67(b)††	Amendment Number Two to Letter Agreement between Embraer S.A. (fromerly known as Embraer - Empresa Brasileira de Aeronautica S.A.) and Republic Airline Inc., dated as of November 16, 2011.
10.70	Letter of Agreement 67, by and between Frontier Airlines. Inc. and the Frontier pilots represented by the Frontier Airlines Pilot Association, dated as of June 24, 2011. (lii)
10.71	Commercial Agreement, by and among Frontier Airlines, Inc., and Republic Airways Holdings Inc. and FAPAInvest LLC, dated as of June 24, 2011. (lii)
10.71(a)	Amendment Number One to Commercial Agreement by and among Frontier Airlines, Inc., Republic Airways Holdings Inc. and FAPAInvest, LLC, dated as of September 28, 2011.
10.71(b)	Amendment Number Two to Commercial Agreement by and among Frontier Airlines, Inc., Republic Airways Holdings Inc. and FAPAInvest, LLC, dated as of December 30, 2011.
10.72	Flight Attendant Contract 2011-2016, between Frontier Airlines, Inc. and the Association of Flight Attendants - CWA, AFL-CIO, AFL-CIO, dated as of October 14, 2011. (liii)
10.73	Employment Transition and Separation Agreement, dated as of November 2, 2010, by and between the Company and Robert Hal Cooper (xlii)
10.74††	A320 Family Aircraft Purchase Agreement between Airbus S.A.S and Republic Airways Holdings Inc., dated as of September 30, 2011
10.75††	Amendment No. 25 to A318/A319 Purchase Agreement dated as of March 20, 2000 between Airbus S.A.S and Frontier Airlines, dated as of September 30, 2011.
10.76††	The Capacity Purchase Agreement by and among Continental Airlines, Inc., Republic Airlines, Inc., and Republic Airways Holdings Inc., dated as of May 1, 2012.
10.77††	Amendment Number Three to Continental Capacity Purchase Agreement by and among Continental Airlines, Inc., Chautauqua Airlines, Inc., and Republic Airways Holdings Inc., dated as of June 30, 2012.
10.78	Phantom Equity Investment Agreement by and among Frontier Airlines, Inc., Republic Airways Holdings Inc. and FAPAInvest, LLC, dated as of June 1, 2012.
21.1	Subsidiaries of Republic Airways Holdings Inc.(i)

23.1	Consent of Deloitte & Touche LLP.
31.1	Certification by Bryan K. Bedford pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Robert H. Cooper pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Bryan K. Bedford pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Robert H. Cooper pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T.)
†	Portions of the indicated document have been afforded confidential treatment and have been filed separately with the Commission as required by Rule 406.
††
A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2.

(i)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-84092, which was declared effective on May 26, 2004.
(ii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(iii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(iv)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 29, 2004.
(v)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 30, 2004.
(vi)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 20, 2005.
(vii)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 21, 2005.
(viii)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-122033, which was declared effective on February 1, 2005.
(ix)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 9, 2005
(x)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(xi)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2005.
(xii)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3, file No. 333-126357, which was declared effective on July 18, 2005.
(xiii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(xiv)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 7, 2005.
(xv)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(xvi)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(xvii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(xviii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(xix)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(xx)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.
(xxi)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 19, 2007.
(xxii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 30, 2007.
(xxiii)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
(xxiv)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 8, 2007.

(xxv)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(xxvi)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 5, 2007.
(xxvii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 12, 2007.
(xxviii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 29, 2007.
(xxix)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(xxxi)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 7, 2008.
(xxxii)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2008.
(xxxiii)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 4, 2008.
(xxxiv)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
(xxxv)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2009.
(xxxvi)	Incorporated by reference to the Registrant’s Current Report on Form 10-K filed on May 21, 2009.
(xxxvii)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 5, 2009.
(xxxviii)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 5, 2009.
(xxxix)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2009.
(xl)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 24, 2009.
(xli)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.
(xlii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed November 8, 2010.
(xliii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed August 18, 2009.
(xliv)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2010.
(xlv)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2010.
(xlvi)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed November 12, 2010.
(xlvii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed February 7, 2011.
(xlviii)	Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 15, 2011
(xlix)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed April 18, 2011
(l)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed April 25, 2011
(li)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on May 13, 2011.
(lii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed July 6, 2011
(liii)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 9, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated:	March 14, 2013	By:	/s/ Bryan K. Bedford
Bryan K. Bedford
Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan K. Bedford
Bryan K. Bedford	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 14, 2013

/s/ Timothy P. Dooley
Timothy P. Dooley	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 14, 2013

/s/ Lawrence J. Cohen
Lawrence J. Cohen	Director	March 14, 2013

/s/ Neal S. Cohen
Neal S. Cohen	Director	March 14, 2013

/s/ Douglas J. Lambert
Douglas J. Lambert	Director	March 14, 2013

/s/ Mark L. Plaumann
Mark L. Plaumann	Director	March 14, 2013

/s/ Richard P. Schifter
Richard P. Schifter	Director	March 14, 2013

/s/ David N. Siegel
David N. Siegel	Director	March 14, 2013