Form 10-K/A
period 2012-12-31
REPUBLIC AIRWAYS HOLDINGS INC
filed 2013-04-30
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2012.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-49697

REPUBLIC AIRWAYS HOLDINGS INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	06-1449146 (I.R.S. Employer Identification No.)

8909 Purdue Road, Suite 300, Indianapolis, Indiana 46268 (Address of principal executive offices) (Zip Code) (317) 484-6000 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. YES ☐ NO ☒

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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of Common Stock held by non-affiliates (based upon the closing price of the Common Stock on the NASDAQ Global Market) on June 30, 2012 was approximately $269,114,505.

As of March 14, 2013, 48,948,729 shares of Common Stock were outstanding.

Documents Incorporated by Reference
None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Republic Airways Holdings Inc. (“we”, “us”, “our”, or the “Company”) for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2013 (the “Original Filing”).  Because we did not file our definitive proxy statement within 120 days of the end of our fiscal year, we are filing this Amendment to include the information required by Part III, which was omitted from the Original Filing.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications and to update the exhibit list.

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

PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Director Biographies

The directors, their respective ages, the year in which they first became a director of the Company and their principal occupations or employment during the past five years are as follows:

Director	Age	Year First Became Director	Principal Occupation During the Past Five Years
Bryan K. Bedford	51	1999
Bryan K. Bedford joined us in July 1999 as our President and Chief Executive Officer and a member of our board of directors and became chairman of the board in August 2001. From July 1995 through July 1999, Mr. Bedford was the president and chief executive officer and a director of Mesaba Holdings, Inc., a publicly-owned regional airline. He has over 24 years of experience in the regional airline industry, and was named regional airline executive of the year in 1998 by Commuter and Regional Airline News and again in 2005 by Regional Airline World magazine. Mr. Bedford is a licensed pilot and a certified public accountant. He also served as the Chairman of the Regional Airline Association (RAA) in 1998 and again in 2006, and remains on the Board of Directors of the RAA. Mr. Bedford's career in the airline industry brings significant operational and financial leadership to the board.

Lawrence J. Cohen	57	2002
Lawrence J. Cohen has been a director since June 2002. He is the owner and chairman of Pembroke Companies, Inc., an investment and management firm that he founded in 1991. The firm makes investments in and provides strategic management services to real estate and specialty finance related companies. From 1989 to 1991, Mr. Cohen worked at Bear Stearns & Co. where he attained the position of managing director. From 1983 to 1989, Mr. Cohen served as first vice president in the Real Estate Group of Integrated Resources, Inc. From 1980 to 1983, Mr. Cohen was an associate at the law firm of Proskauer Rose Goetz & Mendelsohn. Mr. Cohen is a member of the bar in both New York and Florida. Mr. Cohen's brings significant business management and financial skills experience to the board.

Douglas J. Lambert	55	2001
Douglas J. Lambert has been a director since August 2001. He is presently a managing director in the North American Commercial Restructuring practice group of Alvarez and Marsal, Inc. Mr. Lambert was a senior vice president of Wexford Capital LLC. From 1983 to 1994, Mr. Lambert held various financial positions with Integrated Resources, Inc.'s Equipment Leasing Group, including treasurer and chief financial officer. He is a certified public accountant. Mr. Lambert brings significant financial experience to the board.

Mark L. Plaumann	57	2002
Mark L. Plaumann has been a director since June 2002. He is presently a managing-member of Greyhawke Capital Advisors LLC, which he co-founded in 1998. From 1995 to 1998, Mr. Plaumann was a senior vice president of Wexford Capital LLC. From 1990 to 1995, Mr. Plaumann was employed by Alvarez & Marsal, Inc. as a managing director. From 1985 to 1990, Mr. Plaumann worked for American Healthcare Management, Inc., where he attained the position of president. From 1974 to 1985, Mr. Plaumann worked in both the audit and consulting divisions of Ernst & Young, where he attained the position of senior manager. Mr. Plaumann is currently the chairman of the audit committee and a board member of the general partner of Rhino Resources Partners, LP and Diamondback Energy, Inc. He is a certified public accountant. Mr. Plaumann brings significant business management and financial expertise to the board.

Richard P. Schifter	60	2009
Richard P. Schifter has been a director since July 2009.  He has been a partner at TPG Capital (formerly Texas Pacific Group) since 1994. Prior to joining TPG, Mr. Schifter was a partner at the law firm of Arnold & Porter in Washington, D.C., where he specialized in bankruptcy law and corporate restructuring and represented Air Partners in connection with the acquisition of Continental Airlines in 1993.  Mr. Schifter joined Arnold & Porter in 1979 and was a partner from 1986 through 1994.  Mr. Schifter also served on the boards of directors of Ryanair Holdings, PLC from 1996 through 2003, America West Holdings Inc. from 1994 to 2005, US Airways Group Inc. from 2005 to 2006 and Midwest Airlines, Inc. from 2007 to 2009. Mr. Schifter brings significant operational experience to the board.

Neal S. Cohen	52	2009
Neal S. Cohen has been a director since October 2009.  He is executive vice president and chief financial officer for Alliant Techsystems Inc. Prior to that, Mr. Cohen was president and chief operating officer at Laureate Education Inc. Previously, Mr. Cohen was executive vice president for international strategy and chief executive officer for regional airlines at Northwest Airlines Inc.  In addition, Mr. Cohen had served as executive vice president and chief financial officer at Northwest Airlines Inc. Prior to his tenure with Northwest Airlines Inc., Mr. Cohen was executive vice president and chief financial officer for US Airways Inc. Mr. Cohen has served as chief financial officer for various service and financial organizations as well as Sylvan Learning Systems, Inc., the predecessor company of Laureate Education, Inc. Mr. Cohen brings significant business management , financial, and operational experience to the board.

David N. Siegel	51	2009
David N. Siegel has been a director since October 2009 and he became chief executive officer and president of Frontier Airlines, Inc., a wholly owned subsidiary of the Company, effective January 30, 2012. He was Executive Chairman of XOJET, a private aviation company in 2010, where he previously served as CEO, and continues to serve as a board member. Mr. Siegel has commercial aviation experience spanning more than two decades, including serving as the president and chief executive officer of US Airways and in senior executive roles at Northwest Airlines Inc. and Continental Airlines Inc. From June 2004 to September 2008, Mr. Siegel was chairman and chief executive officer of Gate Gourmet Group, Inc., the world's largest independent airline catering, hospitality and logistics company. Prior to Gate Gourmet Group, Mr. Siegel served as president, chief executive officer and member of the board of US Airways Group, Inc., and US Airways, Inc., the airline operating unit.  Prior to joining US Airways, Mr. Siegel was chairman and chief executive officer of Avis Rent A Car System, Inc., a subsidiary of Cendant Corp.  Mr. Siegel’s extensive experience in the airline industry includes seven years at Continental Airlines in various senior management roles, including president of its Continental Express subsidiary. Mr. Siegel brings significant operational expertise to the board.

Executive Officers

See "Part I - Executive Officers of the Company" of the Company's Form 10-K filed on March 15, 2013.

Audit Committee of the Board of Directors

The Company has established an Audit Committee. Our Audit Committee consists of Messrs. Lawrence Cohen, Plaumann and Lambert, all of whom are independent within the meaning of the NASDAQ corporate governance and SEC rules. Our Board of Directors has determined that Mark Plaumann, the chairman of the Audit Committee, is an “audit committee financial expert” within the meaning of applicable SEC rules. The Audit Committee has a written charter that is available on the Company's website at http://www.rjet.com/investorrelations.html.
Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company's executive officers and directors, and any person who beneficially owns more than ten percent of the Company's common stock, file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors, and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers, directors and owners of more than ten percent of the Company's common stock, we believe that during fiscal 2012 our executive officers, directors and greater than ten percent beneficial owners complied with this requirement except for one late filing, with respect to transactions and forms for each of Bryan K. Bedford, Wayne C. Heller, Timothy P. Dooley, and Neal S. Cohen, and two late filings for transactions and forms for Lars-Erik Arnell.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of SEC Regulation S-K. This Code of Ethics applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is publicly available under the Investor Relations tab on our website at http://www.rjet.com. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four business days of such amendment or waiver.

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

Implementing Our Objectives

The Compensation Committee relies upon its judgment in making compensation decisions after reviewing the performance of the Company and carefully evaluating an executive's individual performance during the year against established goals, leadership qualities, operational performance, business responsibilities, current compensation arrangements and potential to enhance stockholder value. Specific factors affecting compensation decisions for the named executives include:

•	the nature, scope and level of the executive's responsibilities;

•	our overall operational performance and profitability, measured by our end-of-year and year-to-year financial and operational data;

•	our safety performance;

•	the executive's individual performance;

•	the compensation levels of executive officers at our peer group companies; and

•	results of previous stockholder advisory votes on executive compensation

Bryan K. Bedford, David N. Siegel, Timothy P. Dooley, Wayne C. Heller, and Lars-Erik Arnell have employment agreements with the Company which extend until December 31, 2013. These employment agreements provide for an annual base salary and a target annual incentive opportunity which is determined, in its sole discretion, by the Compensation Committee based upon certain performance measures which are determined by the Board in its discretion.
The financial data that we take into account in setting our executive officers' compensation includes our operating revenues, pre-tax profit, “pre-tax margin,” net income and the “cost per available seat mile excluding fuel.” “Pre-tax margin” is the profitability of the Company before taxes are paid. The “pre-tax margin” is calculated by dividing pre-tax earnings by revenues and then multiplying by 100. The result is expressed as a percentage. “Cost per available seat mile” is expressed in cents to operate each seat mile offered, and is determined by dividing our total operating and interest expenses, excluding fuel expense, by “available seat miles.” “Available seat miles” is a measure of our airline flights' carrying capacity. It is equal to the number of seats available multiplied by the number of miles flown. “Cost per available seat mile” is frequently used to allow a cost comparison between different airlines.

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
The safety data we take into account includes results of third party audits. Safety evaluations are conducted by the Department of Defense, our major airline partners, and the Federal Aviation Administration to ensure the overall health of our internal safety systems.
We attempt to achieve an appropriate mix between equity incentive awards and cash payments in order to meet our objectives. Our mix of compensation elements is designed to help us recruit and retain talent, reward recent results and motivate long-term performance. We also seek to balance compensation elements that are based on financial and operational measures as well as the performance of the Company's common stock. Our goal is to motivate our named executives to deliver superior long term performance and to retain their services with the Company on a cost-effective basis.
Role of the Compensation Committee and Management

Our management provides the Compensation Committee with recommendations regarding the annual incentive compensation of all named executive officers and certain other employees within the first 90 days of each year so the Compensation Committee can approve any payouts for the prior fiscal year or make changes to the annual incentive plan for the performance period beginning in the current fiscal year, which includes the performance goals and weightings for our named executive officers. The Compensation Committee believes that management's insight to our business as well as their experience in the airline industry combine to provide a valuable resource to the Compensation Committee with respect to our executive compensation arrangements. Management analyzes our overall operational performance, profitability and safety, using both financial and operational measures, to provide a basis for its recommendations regarding executive compensation. Management also reviews compensation levels of similarly situated peer companies. The Compensation Committee may request additional information and analysis and ultimately determines in its discretion whether to approve any recommended changes in compensation. These determinations are made by our Compensation Committee based on its own analysis and judgment and the recommendations of management.
As part of its oversight of the Company's executive compensation program, the Compensation Committee considers the impact of the Company's executive compensation program and the incentives created by the compensation awards that it administers on the Company's risk profile. In addition, the Company reviews all of its compensation policies and procedures, including the incentives that they create and factors that may reduce the likelihood of excessive risk taking, to determine whether they present a significant risk to the Company. Based on this review, the Company has concluded that its compensation policies and procedures are not reasonably likely to have a material adverse effect on the Company.
Potential Impact on Compensation from Executive Misconduct

If the Board determines that an executive officer has engaged in fraudulent or intentional misconduct, the Board would take action to remedy the misconduct, prevent its recurrence, and impose such discipline on the wrongdoer as would be appropriate. Discipline would vary depending on the facts and circumstances, and may include, without limitation, (1) termination of employment, (2) initiating an action for breach of fiduciary duty, and (3) if the misconduct resulted in a significant restatement of the Company's financial results, seeking reimbursement of any portion of performance-based or incentive compensation paid or awarded to the executive that is greater than would have been paid or awarded if calculated based on the restated financial results. These remedies would be in addition to, and not in lieu of, any actions imposed by law enforcement agencies, regulators or other authorities.
Consideration of Say-on-Pay Voting Results

The Compensation Committee considers the stockholder advisory vote on the compensation of the Company's named executive officers.  At our 2012 annual meeting, the holders of 98.5% of the shares represented and entitled to vote approved, on an advisory basis, the compensation paid to our named executive officers as disclosed in the Company's proxy statement for the 2012 Annual Meeting of Stockholders.  As a result, the Compensation Committee concluded that the Company's stockholders were supportive of the Company's executive compensation philosophy, policies and programs and that the Company would continue such philosophy, policies and programs, updating as necessary in response to changes in regulatory, governance and external market practice.
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
It is anticipated that compensation paid to our named executives under our the 2007 Equity Incentive Plan ("2007 Plan") from the vesting of performance shares will qualify for the performance-based compensation exemption from Section 162(m). None of our named executive officers was paid cash compensation in excess of $1 million for 2012. While we intend to seek to take advantage of favorable tax treatment for executive compensation where appropriate, the primary drivers for determining the amount and form of executive compensation are the retention and motivation of superior executive talent, rather than tax-based considerations.
Equity Grant Practices

Stock option or restricted stock grants are made by the Compensation Committee at the times needed to meet appropriate deadlines for compensation-related decisions. Our consistent practice is that the exercise price for every stock option is the closing price on The NASDAQ Global Select Market on the date of grant. The exercise price of options is not less than the fair market value of the shares on the date of grant.
Peer Benchmarking

Periodically, the Compensation Committee reviews and analyzes total direct compensation at the executive level. Beginning in 2012, the Compensation Committee changed the peer group it uses for benchmarking executive compensation to better reflect the broader transportation industry in which we compete for management talent and to replace the airlines that have dropped out of the peer group due to the mergers in the airline industry. The broader peer group includes companies in the airline, air freight, shipping, travel and trucking industries that are of a comparable revenue size to us and have similar business characteristics. For 2012, these companies included Matson, Inc., Arkansas Best Corp., Celadon Group Inc., Hub Group, Inc., Pacer International, Pinnacle Airlines, Skywest Inc., and Werner Enterprises.
Elements of Compensation

Our executive compensation is comprised of three principal components, namely, base salary, an annual incentive opportunity and long-term equity-based incentives. The named executive officers each have a targeted level of annual incentive opportunity, expressed as a percentage of base salary, that may be earned based on the achievement of annual performance measures approved by the Compensation Committee at the beginning of each year. The amount of the annual incentive for any year may be more or less than the target amount, but not more than a certain percentage of the executive's salary for the year, and is determined by the Compensation Committee, in its sole discretion, based upon its assessment of actual performance against the goals that were set for the plan year. Long-term incentives generally consist of stock options and restricted shares granted to our senior management executives and in 2012, we added performance shares to the mix of long-term incentive awards provided to our executive officers. In addition, we offer our executive officers severance arrangements and fringe benefits, such as health and disability insurance and participation in the 401(k) retirement savings plan, each of which is intended to serve the overall compensation philosophy.
Base Salary.  We pay our named executive officers a base salary in order to remain competitive in the market. The Company's salary levels for Mr. Bedford and Mr. Heller were set under employment agreements entered into with such named executives in 2003, and amended in 2004, 2007 and 2010. The Company's salary levels for Mr. Dooley and Mr. Arnell were set under employment agreements entered in 2011. The Company's salary level for Mr. Siegel was set under an employment letter entered into with him in 2012 and amended in 2013. The base salary levels are intended to be consistent with competitive pay practices and level of responsibility, with salary increases reflecting competitive trends, the overall financial performance and resources of the Company, the Company's operational performance, general economic conditions, as well as a number of factors relating to the particular individual, including the performance of the individual executive, level of experience, ability and knowledge of the job. On an annual basis, the Compensation Committee may decide to increase the salary of any one or more of our named executives.
Annual Incentive.  In order to provide incentives for annual performance, we believe that a substantial portion of each named executive's compensation should be in the form of a performance-driven, annual “at risk” incentive. Our employment agreements with the named executives provide for a target annual incentive opportunity. The amount of the actual annual incentive for any year may be more or less than the target amount, but not more than a certain percentage of the executive's salary for the year, and is determined, in its sole discretion, by the Compensation Committee based upon certain performance measures which are communicated to the executive in advance. For 2012, Mr. Bedford and Mr Siegel's target annual incentive opportunity was 100% of base salary with a maximum opportunity of 200%, and the target annual incentive opportunity for Mr. Heller was 75% of base salary, with a maximum opportunity of 150%. For 2012, Mr. Dooley's and Mr. Arnell's target annual incentive opportunity was 65% of base salary with a maximum opportunity of 125%.
Annual incentives are intended to motivate and reward executives for achieving specific Company goals. The Compensation Committee aligns executive compensation with the achievement of the Company's strategic plan by establishing a target performance level for each financial and operational goal that is consistent with the annual strategic goals. Annual incentive goals are established at the beginning of each year and may include financial goals, such as operating revenues, pre-tax profit, “pre-tax margin”, net income, the “cost per available seat mile” excluding fuel, and operational data, including the number of aircraft at year end, the number of departures, the on-time departure and arrival performance, the flight completion factor, the number of “block hours”, which are hours from the departure gate to the arrival gate for our aircraft, and the number of additions to our fleet of aircraft. The actual annual incentives earned are determined at the end of each year based on the Compensation Committee's assessment of the actual performance levels achieved for each goal. The 2012 annual incentive plan was based on the following performance goals and weightings:

•	60% - Financial performance

•	20% - Operational performance

•	20% - Individual performance

Due to the goal of separating Frontier, we established separate goals for the Frontier and Republic senior management teams for each of the following performance measures; the financial performance measures were Pre-tax income (weighted 67%) and unit cost (weighted 33%).
The operational performance measures were controllable completion factor (weighted 50%), on-time departure goals(weighted 25%), and on-time arrival goals (weighted 25%).
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
Equity Grants in 2012

We have historically granted a mix of stock options and restricted shares to executive officers to align their interests with shareholders and provide long-term incentives that are linked to appreciation in our share price. We did not conduct a broad-based equity grant in 2011 because of the limited number of shares available to grant under the 2002 and 2007 plans. Due to forfeitures in 2011, we were able to grant restricted shares and stock options in 2012 to approximately 25 key employees at the director level and above. To better manage dilution levels and our annual burn rate going forward, we granted performance shares to our executive officers and other key employees.

During 2012, approximately 230,000 shares were canceled and forfeited due to the departure of key employees and became available to grant under the 2007 Equity Incentive Plan. On March 30, 2012, the Compensation Committee approved grants of equity awards to employees who were key to the successful restructuring of Frontier Airlines, Inc., including the named executive officers. For the named executive officers, the grant included a mix of stock options, restricted stock and performance shares. The stock options and restricted stock vest in equal annual installments over three years beginning on March 30, 2013. The performance shares vest at the end of a 3-year measurement period based on achievement of 3-year average pre-tax margin goals for the Republic segment (weighted 50%) and the successful separation and monetization of Frontier Airlines, Inc. as assessed by the Compensation Committee (weighted 50%).
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

The selection of the measures used to determine the amounts payable upon the happening of certain events as well as the selection of the types of events which trigger severance payments, represent the determination by the Compensation Committee and our Board of Directors regarding the best position for us to be in should any such event occur in light of the objectives which have been established for our executive compensation program. The severance plan structure also benefits us by virtue of the confidential information, non-competition and non-solicitation provisions, which inure to our benefit in the event an eligible executive severs employment with us. See “Termination of Employment and Change-in-Control Agreements” below for a description of the severance and non-compete provisions of the employment agreements of our named executives.
Fringe Benefits.  Our named executive officers are eligible to participate in 401(k), disability, medical and group insurance plans generally available to all our employees. The Company does not provide any special benefits or perks to any of its executives.
Stock Ownership Guidelines

In 2010, the Company adopted stock ownership guidelines for executive officers. Under the guidelines, our Chief Executive Officer is expected to hold Company stock having a value of at least three times annual base salary and executive vice presidents are expected to hold Company stock having a value of at least one times annual base salary. The guidelines are expected to be reached within three years of implementation, or within three years for new or newly promoted executive vice presidents. Messrs. Bedford and Heller currently meet the guidelines. Our independent directors are encouraged to beneficially own Company stock having a value of at least three times the independent directors' annual retainer, to be reached within three years of implementation of the stock ownership guidelines, or within three years of election to the board for new directors.
Determining Compensation for the Named Executives in 2012

Base Salary
In determining the amount of base salary of our named executives for 2012, the Compensation Committee considered competitive trends, our overall financial performance and resources, our operational performance, general economic conditions, the compensation level of similarly situated executives at our peer companies, and a number of factors relating to the executive, including the performance of the executive, the level of his experience and ability and his knowledge of his job.
The named executives did not receive a base salary increase for 2012, however Mr. Bedford and Mr. Arnell took voluntary pay reductions in 2011 and these individuals were restored to their previous base salary level for 2012, effective January 1, 2012.

2012 Annual Incentive
The chart below shows the financial and operational performance measures for Republic's executive officers under the 2012 Annual Incentive Plan and actual performance for each measure in 2012.

Performance Measure	Performance Levels		2012 Actual Performance	% of Target Award Earned
Pre-tax Income (weighted 40%) (1)	Threshold	$60 million	$77.6 million	34.1%
	Target	$85 million
	Maximum	$110 million

Unit Cost (weighted 20%)	Threshold	8.25	8.25	10.0%
	Target	8.15
	Maximum	8.05

Controllable Completion Factor (weighted 10%)	Threshold	99.4%	99.47%	6.8%
	Target	99.6%
	Maximum	99.8%

On-time Departure (weighted 5%)	Threshold	72.5%	72.5%	2.5%
	Target	74.0%
	Maximum	75.5%

On-time Arrival (weighted 5%)	Threshold	76.0%	78.4%	6.0%
	Target	78.0%
	Maximum	80.0%

Total				59.4%
(1) For determining bonus amounts, Pre-tax Income was adjusted to exclude: 1) book gains/losses on the sale of aircraft or other assets; 2) one-time costs related to the return of aircraft on lease; 3) one-time costs associated with potential C-Series decision; 4) any book impairment of fixed or intangible assets; 5) costs associated with continued restructuring of Frontier or Republic E145 operations; and 6) costs associated with a spin or separation of Frontier. The financial and operational metrics were further adjusted for the performance of the Q400 turboprop operation that was not contemplated in the original 2012 approved business plan. The turboprop operation began ramping up in the second half of 2012 and the Committee determined that inclusion of the turboprop results would have provided a less accurate measurement against the approved financial and operational goals.
Executive officers were also eligible to receive a portion of their annual incentives based on achievement of key individual strategic goals, which were weighted 20% for 2012. The Compensation Committee approved an annual incentive award above the target level but below the maximum for Mr. Bedford's achievements of his individual goals and, at the recommendation of Mr. Bedford, individual incentive awards at the maximum level for Mr. Heller, Mr. Dooley, and Mr. Arnell for their achievement of individual goals.
The Compensation Committee also acknowledged the following achievements of the management team in 2012: (i) Business Improvements: The Company restructured Chautauqua operations thereby achieving an anticipated $45 million of operating cash flow improvement per year over the next 5 years; revised committee charters and more clearly defined certain roles/responsibilities of certain Director position; improved governance practices; (ii) New Business: The Company entered into amended CPAs with Continental, American, and Delta extending the term of operation for at least one year on 34 small jets; entered into a new 3-year fixed fee charter agreement with Caesar's for 5 E190s that were transitioned out of the Frontier network; (iii) The Fleet: The Company took delivery of fifteen leased Q400 aircraft and deployed them for service under a capacity purchase agreement (CPA) with United; sold five E190 aircraft, that were transitioned out of the Frontier network, to US Airways; installed WiFi on 83 E-Jet aircraft; (iv) Operational: The Company completed Level One of Safety Management Systems (SMS) for all certificates; achieved Advanced Qualification Program (AQP) certification from the FAA for Shuttle.

Mr. Siegel's 2012 annual incentive was based on financial and operational performance for Frontier. Although threshold levels of the performance were achieved for two of the performance criteria, pre-tax income and the completion factor goal, the Compensation Committee approved management's recommendation that no annual incentive payments be made to Frontier executives for 2012.
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

The 2012 award of performance shares to executive officers provides that the number of shares earned over the 3-year period ending December 31, 2014 are based on following performance measures

Performance Measure	Weight	Measurement
Pre-tax Margin	50%	Republic segment 3-year average ex-item, pre-tax margin percentage

Corporate strategic objectives	50%	Successful separation and monetization of Frontier as assessed by the compensation committee.

The following chart shows the range of potential shares earned at each level of achievement for the two performance measures:

	Percent of Target Earned	3-Year average pre-tax margin	Successful separation of Frontier
Maximum	200%	>8%	Meets = 100%. No award for not achieving goal

Target	100%	5-6%

Threshold	25%	2-3%

Below Threshold	—%	<2%

The Company recognizes compensation expense for outstanding equity awards as well as future equity awards over the requisite period of service.
Bryan K. Bedford
Cash Compensation.  Mr. Bedford received total cash compensation for his services to us in 2012 in the amount of $851,850. Of this sum, $450,000 represents Mr. Bedford's annual base salary for 2012 and $401,850 represents an amount paid to Mr. Bedford as a cash bonus.
Long-Term Incentive Awards. On March 30, 2012, the Compensation Committee granted to Mr. Bedford a stock option to purchase 12,500 shares of our common stock at a purchase price of $4.94 per share. These stock options become exercisable in equal annual installments over three years beginning on March 30, 2013. Also on March 30, 2012, the Compensation Committee granted to Mr. Bedford 100,000 shares of restricted stock at a par value $.001 per share. This restricted stock will vest in equal annual installments over three years beginning on March 30, 2013. Also on March 30, 2012, the Compensation Committee granted to Mr. Bedford 37,500 shares of restricted stock at a par value $.001 per share for performance based on the Company's three year pre-tax income and the successful separation of Frontier. This restricted stock will vest at the conclusion of a three year period on March 30, 2015.
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
David N. Siegel
Cash Compensation.  Mr. Siegel was awarded total cash compensation for his services to us in 2012 in the amount of $565,719, which included a base salary of $422,885 and a housing allowance and reimbursement for relocation expenses of $142,834. Mr. Siegel did not receive an annual bonus for 2012.
Long-Term Incentive Awards.  On August 1, 2012, the Compensation Committee granted to Mr. Siegel a stock option to purchase 2,500 shares of our common stock at a purchase price of $4.77 per share. These stock options become exercisable on August 1, 2013.
Employment Letter.  Pursuant to his employment letter, Mr. Siegel receives a base salary of $450,000. In addition to the base salary, Mr. Siegel will have an annual bonus opportunity target of 100% of his salary for the year. The amount of the annual bonus may be more or less than the target amount, but not more than 200% of Mr. Siegel's base salary for the year, and will be determined based on a performance assessment conducted by the Compensation Committee against performance metrics that were established at the beginning of 2012. Pursuant to the terms of the employment letter, Mr. Siegel will have the opportunity to earn a success fee upon the completion of a qualifying event (as defined by an external banker's definition) equal to 0.5% of the equity value raised above a Frontier pre-money equity valuation of $50 million, with a threshold payment of $500,000. Mr. Siegel will be provided a stipend of $12,500 per month to cover a one-year apartment lease, vehicle, and other interim living expenses.
The employment letter provides for severance compensation of one times base salary plus target annual incentive upon the occurrence of a change of control, if within six months the acquiring company decides not to continue Mr. Siegel's employment. In the event a success fee is paid under the terms of the employment letter, the sum of the success fee and the severance payment shall not exceed $1,400,000.
On April 25, 2013, Mr. Siegel's employment letter was amended through December 31, 2013. Pursuant to the amendment Mr. Siegel will have the opportunity to earn a success fee upon the completion of a qualifying event (as defined by an external banker's definition) equal to 0.75% of the equity value raised above a Frontier pre-money equity valuation of $50 million, with a threshold payment of $750,000. The amendment also provides for updated severance compensation of one times base salary plus target annual incentive upon the occurrence of a change of control, if within three months the acquiring company decides not to continue Mr. Siegel's employment. In the event a success fee is paid under the terms of the employment letter, the sum of the success fee and the severance payment shall not exceed $1,650,000.
Timothy P. Dooley
Cash Compensation. Mr. Dooley received total cash compensation for his services to us in 2012 in the amount of $407,863. Of this sum, $250,000 represents Mr. Dooley's annual base salary for 2012 and $157,863 represents an amount paid to Mr. Dooley as a cash bonus.
Long-Term Incentive Awards. On March 30, 2012, the Compensation Committee granted to Mr. Dooley a stock option to purchase 6,250 shares of our common stock at a purchase price of $4.94 per share. These stock options become exercisable in equal annual installments over three years beginning on March 30, 2013. Also on March 30, 2012, the Compensation Committee granted to Mr. Dooley 50,000 shares of restricted stock at a par value $.001 per share. This restricted stock will vest in equal annual installments over three years beginning on March 30, 2013. Also on March 30, 2012, the Compensation Committee granted to Mr. Dooley 18,750 shares of restricted stock at a par value $.001 per share for performance based on the Company's three year pre-tax income and the successful separation of Frontier. This restricted stock will vest at the conclusion of a three year period on March 30, 2015.

Employment Agreement. Pursuant to his employment agreement, the term of Mr. Dooley's employment with the Company shall continue until December 31, 2013. However, the Company may terminate the agreement upon giving 30 days notice.  In addition to the base salary, Mr. Dooley has an annual bonus opportunity target equal to 65% of his salary for the year. The amount of the annual bonus may be more or less than the target amount, but not more than 125% of Mr. Dooley's salary for the year, and is determined, in its sole discretion, by the Compensation Committee based upon certain performance measures which shall be determined by the Board of Directors. The term of the employment agreement will automatically renew for successive one year periods unless either we or Mr. Dooley shall have given notice to terminate the employment agreement no later than 90 days prior to the end of the then current term of the employment agreement.
Wayne C. Heller
Cash Compensation.  Mr. Heller received total cash compensation for his services to us in 2012 in the amount of $523,425. Of this sum, $300,000 represents Mr. Heller's annual base salary for 2012 and $223,425 represents an amount paid to Mr. Heller as a cash bonus.
Long-Term Incentive Awards.  On March 30, 2012, the Compensation Committee granted to Mr. Heller a stock option to purchase 8,125 shares of our common stock at a purchase price of $4.94 per share. These stock options become exercisable in equal annual installments over three years beginning on March 30, 2013. Also on March 30, 2012, the Compensation Committee granted to Mr. Heller 65,000 shares of restricted stock at a par value $.001 per share. This restricted stock will vest in equal annual installments over three years beginning on March 30, 2013. Also on March 30, 2012, the Compensation Committee granted to Mr. Heller 24,375 shares of restricted stock at a par value $.001 per share for performance based on the Company's three year pre-tax income and the successful separation of Frontier. This restricted stock will vest at the conclusion of a three year period on March 30, 2015.
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
Lars-Erik Arnell
Cash Compensation. Mr. Arnell received total cash compensation for his services to us in 2012 in the amount of $370,226. Of this sum, $225,000 represents Mr. Arnell's annual base salary for 2012 and $145,226 represents an amount paid to Mr. Arnell as a cash bonus.
Long-Term Incentive Awards. On March 30, 2012, the Compensation Committee granted to Mr. Arnell a stock option to purchase 6,250 shares of our common stock at a purchase price of $4.94 per share. These stock options become exercisable in equal annual installments over three years beginning on March 30, 2013. Also on March 30, 2012, the Compensation Committee granted to Mr. Arnell 50,000 shares of restricted stock at a par value $.001 per share. This restricted stock will vest in equal annual installments over three years beginning on March 30, 2013. Also on March 30, 2012, the Compensation Committee granted to Mr. Arnell 18,750 shares of restricted stock at a par value $.001 per share for performance based on the Company's three year pre-tax income and the successful separation of Frontier. This restricted stock will vest at the conclusion of a three year period on March 30, 2015.
Employment Agreement. Pursuant to his employment agreement, the term of Mr. Arnell's employment with the Company shall continue until December 31, 2013. However, the Company may terminate the agreement upon giving 30 days notice. In addition to the base salary, Mr. Arnell has an annual bonus opportunity target equal to 65% of his salary for the year. The amount of the annual bonus may be more or less than the target amount, but not more than 125% of Mr. Arnell's salary for the year, and is determined, in its sole discretion, by the Compensation Committee based upon certain performance measures which shall be determined by the Board of Directors. The term of the employment agreement will automatically renew for successive one year periods unless either we or Mr. Arnell shall have given notice to terminate the employment agreement no later than 90 days prior to the end of the then current term of the employment agreement.

Future Periods

The foregoing discussion describes the compensation objectives and policies which we utilized with respect to our named executive officers during 2012 and 2013 to date. In the future, as the Compensation Committee continues to review each element of the executive compensation program with respect to our named executive officers, the objectives of our executive compensation program, as well as the methods which the Compensation Committee utilizes to determine both the types and amounts of compensation to award to our named executive officers, may change.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (the “CD&A”) for the year ended December 31, 2012. In reliance on the reviews and discussions with management, the Compensation Committee recommended to the Board of Directors, and the Board has approved, that the CD&A be included in the Company's proxy statement for the 2013 Annual Meeting of Stockholders and in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for filing with the SEC.
By the Compensation Committee of the Board of Directors:
Neal S. Cohen, Chair
Lawrence J. Cohen
Douglas J. Lambert

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2012

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Bryan K. Bedford President and Chief Executive Officer	2012	$450,000	$401,850	$679,118	$29,475	$29,608	$1,590,051
	2011	$401,000	$—	$—	$—	$3,541	$404,541
	2010	$450,000	$—	$296,312	$478,017	$9,692	$1,234,021
David N. Siegel President and Chief Executive Officer of Frontier Airlines, Inc.	2012	$422,885	$—	$—	$2,874	$142,834	$568,593
Timothy P. Dooley Senior Vice President and Chief Financial Officer	2012	$250,000	$157,863	$339,559	$14,737	$25,156	$787,315
	2011	$227,115	$35,000	$115,381	$108,372	$3,541	$489,409
Wayne C. Heller Executive Vice President and Chief Operating Officer	2012	$300,000	$223,425	$441,427	$19,159	$19,906	$1,003,917
	2011	$300,000	$—	$—	$—	$3,541	$303,541
	2010	$236,540	$250,000	$211,651	$330,049	$9,231	$1,037,471
Lars-Erik Arnell Senior Vice President of Corporate Development	2012	$225,000	$145,226	$339,559	$14,737	$15,066	$739,588
	2011	$186,386	$—	$115,381	$—	$3,541	$305,308

(1)	All of the salaries and bonuses for the named executives for 2012, 2011 and 2010 were paid in cash.

(2)
“Option Awards” and “Stock Awards” represent the aggregate fair value of the award computed in accordance with ASC Topic 718, on the applicable grant date or, if earlier, the service inception date. The fair value of each option award was estimated using a Black-Scholes option pricing model that used the following assumptions: expected volatility from 59% and 62%, expected term four to five years, a risk free interest rate of 0.66% to 1.04% and a dividend yield of zero. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model.

(3)
“All Other Compensation” reflects compensation paid by us to our named executive officers as 401(k) matching contributions, and travel benefits. Mr. Siegel's "All Other Compensation" also includes a housing allowance and reimbursement for relocation expenses. Mr. Dooley's "All Other Compensation" includes $13,729 cash payment made pursuant to Company policy due to an imposed reduction of his 401(k) matching contribution as a result of ERISA required non-discrimination testing.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (1)
Bryan K. Bedford	3/30/2012	137,500	12,500	$4.94	$708,593
David N. Siegel	8/1/2012	—	2,500	$4.77	$2,874
Timothy P. Dooley	3/30/2012	68,750	6,250	$4.94	$354,296
Wayne C. Heller	3/30/2012	89,375	8,125	$4.94	$460,586
Lars-Erik Arnell	3/30/2012	68,750	6,250	$4.94	$354,296

(1)
The fair value of each option award was computed in accordance with ASC Topic 718 on the applicable grant date. The fair value of each award was estimated using a Black-Scholes option pricing model that used the following assumptions: expected volatility from 59% and 62%, expected term four to five years, a risk free interest rate of 0.66% to 1.04% and a dividend yield of zero. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model.

Fiscal Year 2012 Equity Awards
The stock option awards disclosed in the Grants of Plan-Based Awards Table were granted under the 2007 Plan and were granted with an exercise price per share equal to the fair market value of our common stock on the date of the grant. The restricted stock awards disclosed in the Grants of Plan-Based Awards Table were granted under the 2002 Plan and the 2007 Plan and were granted with a purchase price per share equal to the par value of the share.
The stock options granted on March 30, 2012 become exercisable in equal annual installments over three years beginning on March 30, 2013.
The restricted shares granted on March 30, 2012, vest in equal annual installments over three years beginning on March 30, 2013, subject to continued employment.
The performance shares granted on March 30, 2012, vest at the conclusion of a three-year period on March 30, 2015, subject to continued employment and performance requirements discussed above.

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR-END

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($) (1)
Bryan K. Bedford	476,625	—	$13.00	12/27/2014	—	—
	220,000	—	$18.59	2/20/2017	—	—
	200,000	—	$19.12	9/4/2017	—	—
	212,000	—	$12.70	12/6/2018	—	—
	150,000	50,000	$4.10	6/22/2019	—	—
	40,000	20,000	$9.25	10/30/2020	40,000	$227,200
	—	12,500	$4.94	3/30/2022	137,500	$781,000

David N. Siegel	10,000	—	$8.45	10/28/2019	—	—
	2,500		$5.66	6/5/2020	—	—
	2,500		$4.70	5/30/2021	—	—
	832	1,668	$4.77	8/1/2022	—	—

Timothy P. Dooley	3,500	—	$13.00	5/24/2014	—	—
	4,500	—	$14.24	11/27/2015	—	—
	10,000	—	$15.87	6/6/2016	—	—
	75,000	—	$19.12	9/1/2017	—	—
	56,000	—	$12.70	12/7/2018	—	—
	20,000	20,000	$6.32	6/19/2020	10,000	$56,800
	26,667	13,333	$5.77	3/31/2021	6,667	$37,869
	—	6,250	$4.94	3/30/2022	68,750	$390,500

Wayne C. Heller	26,748	—	$13.00	12/27/2014	—	—
	110,000	—	$18.59	2/20/2017	—	—
	200,000	—	$19.12	9/4/2017	—	—
	150,000	—	$12.70	12/6/2018	—	—
	93,750	31,250	$4.10	6/22/2009	—	—
	53,333	26,667	$9.25	10/30/2020	13,333	$75,731
	—	8,125	$4.94	3/30/2022	89,375	$507,650

Lars-Erik Arnell	28,000	—	$13.00	5/24/2014	—	—
	20,000	—	$14.24	11/27/2015	—	—
	75,000	—	$19.12	9/1/2017	—	—
	56,000	—	$12.70	12/7/2018	—	—
	20,000	20,000	$6.32	6/19/2020	10,000	$56,800
	—	—	$—	3/31/2021	6,667	$37,869
	—	6,250	$4.94	3/30/2022	68,750	$390,500

(1)
Except as otherwise indicated, options and restricted stock vest in equal annual installments over three years beginning with the first anniversary of the on the date of grant. Options and restricted stock will also generally vest upon a change in control of the Company or in the event the executive's employment is terminated other than for "cause" as defined in the executive's employment agreement.

OPTION EXERCISES AND STOCK VESTED IN FISCAL 2012

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Bryan K. Bedford	—	—	40,000	$187,200(1)
David N. Siegel	—	—	—	—
Timothy P. Dooley	—	—	11,667	$65,285(3)
Wayne C. Heller	—	—	13,333	$62,398(2)
Lars-Erik Arnell	—	—	11,667	$65,285(3)
___________

(1)	40,000 restricted shares vested on November 2, 2012 at a purchase price of $0.001 and average market price of $4.68.

(2)	13,333 restricted shares vested on November 2, 2012 at a purchase price of $0.001 and average market price of $4.68.

(3)
5,000 restricted shares vested on June 22, 2012 at a purchase price of $0.001 and average market price of $5.55. 6,667 restricted shares vested on December 31, 2012 at a purchase price of $0.001 and average market price of $5.63.

Termination of Employment and change-in-control arrangements
The Compensation Committee and our Board determined that it was in our best interests to provide severance arrangements to our named executives based on such individual's position with us. Accordingly, the employment agreements entered into by the named executives have terms and conditions intended to provide certain payments and benefits upon an involuntary termination of the named executive's employment or the occurrence of certain other circumstances that may affect the named executive, including the executive's termination of employment following a change in control of the Company. The Company may terminate the employment agreement by providing Messrs. Bedford, Dooley, Heller or Arnell with 30 days prior written notice of termination. Mr. Bedford may terminate the employment agreement by providing the Company with 180 days prior written notice of termination. Mr. Heller may terminate the employment agreement by providing the Company with 180 days prior written notice of termination (90 days prior written notice if Mr. Bedford is not then serving as the Company's Chief Executive Officer). The Company or Mr. Siegel may terminate the employment agreement without notice.
Severance Compensation

Termination Upon Death, or by the Company for Disability or Without Cause
In the event of Messr. Bedford, Dooley, Heller or Arnell's death or in the event that we terminate the executive's employment agreement as a result of his inability, with reasonable accommodation, to perform the essential functions of his position by reason of physical or mental incapacity, for a total period of 90 days in any 360-day period, or other than for cause, we shall pay to Messr. Bedford, Dooley, Heller or Arnell, or his estate as the case may be, as severance compensation two times his base salary as then in effect plus two times his bonus paid for our last calendar year. The severance compensation shall be paid in a lump sum by the end of the month following termination of the employment agreement, provided that we receive a release within 30 days following termination of the employment agreement signed by Messr. Bedford, Dooley, Heller, or Arnell, as the case may be, that is no longer revocable. We may satisfy our obligations to provide severance compensation by purchasing and maintaining one or more insurance policies payable to Messr. Bedford, Dooley, Heller or Arnell or his designees or to us (with further payment to Messr. Bedford, Dooley, Heller or Arnell or such designees) upon the executive's death or as a result of his disability.
Occurrence of a Change in Control
In the event of a change of control (provided that after such change of control, Messr. Bedford, Dooley, Heller or Arnell's employment is terminated by us without cause or by the executive for good reason). We shall pay as severance compensation two times his base salary as then in effect plus two times his bonus paid for our last calendar year. The severance compensation shall be paid in a lump sum by the end of the month following a qualifying event. “Change of Control” shall mean that after the date hereof, (i) any person or group of affiliated or associated persons acquires a majority or more of the voting power of the Company; (ii) the consummation of a sale of all or substantially all of the assets of the Company; (iii) the dissolution of the Company or (iv) the consummation of any merger, consolidation, or reorganization involving the Company in which, immediately after giving effect to such merger, consolidation or reorganization, less than a majority of the total voting power of outstanding stock of the surviving or resulting entity is then “beneficially owned” (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended) in the aggregate by the stockholders of the Company immediately prior to such merger, consolidation or reorganization.
In the event of a change in control, Mr. Siegel shall receive a severance payment equal to one times his base salary plus his target annual incentive, if the acquiring company decides not to continue his employment as CEO of Frontier. The severance compensation shall be paid in a lump sum within 45 days of his termination date.
Termination by the Company for Cause
Messrs. Bedford, Dooley, Heller and Arnell's employment agreements may be terminated by the Company in the event that cause for such termination exists. If the employment agreement is terminated by the Company for cause, the executive shall not be entitled to any severance compensation or other compensation of any kind following the effective date of such termination.
Termination by the Company other than for Cause
If we terminate Messrs. Bedford, Dooley, Heller or Arnell's employment agreement or his employment other than for cause, we shall pay the executive severance compensation as described above for termination upon death or by the Company for disability or without cause and options to purchase shares of our common stock and restricted shares of our common stock granted to the executive shall immediately become fully vested and, in the case of options, exercisable in accordance with the agreements evidencing such awards.
Termination by Executive for Good Reason
If Messrs. Bedford or Heller terminates his employment agreement for good reason, we shall pay as severance compensation two times the executive's base salary as then in effect plus two times his bonus paid for our last calendar year. The severance compensation shall be paid in a lump sum within ten (10) days following termination.
Termination by Executive other than for Good Reason
If Messrs. Bedford or Heller terminates his employment agreement other than for good reason, we shall pay to the executive his base salary through December 31, 2013.
Failure to Renew
If we, Messr. Bedford, Dooley, Heller or Arnell give notice not to renew the employment agreement at the end of the stated term, we shall pay one times the executive's base salary as in effect at the end of the term plus one times his target bonus as in effect at the end of the term. Such payment shall be made in a lump sum within ten (10) days following the end of the stated term of the employment agreement, provided that we receive a release within 30 days following termination of the employment agreement signed by Messr. Bedford, Dooley, Heller or Arnell, as the case may be. In addition, upon delivery of such release, all remaining unvested shares of restricted stock granted to Messr. Bedford, Dooley, Heller or Arnell shall immediately vest and all vested options shall be cancelled upon three months after the termination date.
Continuation of Medical and Travel Benefits
If we terminate Mr. Bedford or Mr. Heller's employment for any reason other than for cause at any time or if Mr. Bedford or Mr. Heller's employment terminates for any reason on or after December 31, 2013, then in either such event, we will pay Mr. Bedford or Mr. Heller $2,500 each month for his lifetime, subject to an annual upward inflation adjustment, for the cost of health insurance from a source other than the Company for himself, his spouse and his eligible dependents, provided that Mr. Bedford or Mr. Heller presents evidence of such insurance to the Company. The Company will begin the monthly payments to Mr. Bedford or Mr. Heller 30 days after the termination of his employment and thereafter on the 15th day of each subsequent month during his lifetime.

If we terminate Mr. Bedford or Mr. Heller's employment for any reason other than for cause at any time or if Mr. Bedford or Mr. Heller's employment terminates for any reason on or after December 31, 2013, then in either such event, during each year of Mr. Bedford or Mr. Heller's lifetime, we will provide Mr. Bedford or Mr. Heller with a Universal Air Travel Plan, Inc. (UATP) card in the amount of $20,000 (in the case of Mr. Bedford) or $15,000 (in the case of Mr. Heller) annually that the named executive, his spouse and his dependents can use for travel. Mr. Bedford or Mr. Heller will be responsible for any applicable taxes associated with such benefit. We will provide the UATP card within 30 days of the termination of Mr. Bedford or Mr. Heller's employment and thereafter each year on the anniversary of such date during the lifetime of the named executive. Mr. Siegel became eligible to receive a UATP card in the amount of $20,000 annually from Frontier upon termination for any reason other than for cause at the completion of nine months of service and will receive an additional card thereafter each year on the anniversary of such date for a total five-year period.
General Terms
Termination For Cause.  We may immediately terminate Messr. Bedford, Dooley, Heller or Arnell's employment for cause if he has (i) willfully or materially refused to perform a material part of his duties, (ii) materially breached his obligations in relation to confidential information, non-competition or non-solicitation, (iii) acted fraudulently or dishonestly in his relations with the Company, (iv) committed larceny, embezzlement, conversion or any other act involving the misappropriation of our funds or assets in the course of his employment, or (v) been indicted or convicted of any felony or other crime involving an act of moral turpitude.
Termination For Good Reason.  Messr. Bedford, Dooley, Heller or Arnell may terminate his employment for good reason upon 20 business days prior written notice to us, provided that we have the right to cure such cause within the 20 business day period. Good reason means that (i) we have materially diminished the duties and responsibilities of the executive with respect to the Company, (ii) we have relocated our principal offices more than 25 miles from Indianapolis to another location without the consent of the executive or (iii) we have materially breached the terms of the employment agreement.
Non-Competition.  Each of Messrs. Bedford, Dooley, Heller and Arnell has agreed that without the prior written consent of our Board of Directors, during the term of the employment agreement and for a period of 12 months following the termination of his employment, he will not participate as an advisor, partner, joint venturer, investor, lender, consultant or in any other capacity in any business transaction (i) with respect to which he had a material personal involvement during the last 12 months of his employment or (ii) that could reasonably be expected to compete with our business or operations or proposed or contemplated business or transactions that are known by the executive as of the date of such termination and contemplated by us to proceed during the 12-month period following such termination.
Non-Solicitation.  Each of Messrs. Bedford, Dooley, Heller and Arnell has agreed that during the term of the employment agreement and for a period of 12 months following the termination of the employment, he will not, without our prior written consent, directly or indirectly, employ or retain, or have or cause any other person or entity or retain, any person who was employed by us while the executive was employed by us.
Confidentiality.  Each of Messrs. Bedford, Dooley, Heller and Arnell has agreed that he will not disclose any confidential information or trade secrets concerning the Company and its affiliates, their personnel or operations other than in the ordinary course of business or in any way use such information in any manner which could adversely affect the business of the Company and its affiliates.

Effect on Stock Options and Restricted Stock.  Stock options and restricted stock of Messrs. Bedford, Dooley, Heller and Arnell will become fully vested on a change in control of the Company or in the event the executive's employment is terminated other than for “cause” as defined in the executive's employment agreement. For this purpose, a change in control of the Company means any of the following:

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

If Messr. Bedford, Dooley, Heller or Arnell's employment is terminated due to his death, disability or retirement, then any portion of an option that is exercisable on the date of termination will remain exercisable by the executive officer during the one-year period following the date of termination. In the event of a termination due to disability or if the executive officer dies during such one-year period, then the deceased officer's beneficiary may exercise the option, to the extent exercisable by the deceased executive officer immediately prior to his death, for a period of one year following the date of death.
If Messr. Bedford, Dooley, Heller or Arnell's employment is terminated by us for cause, then any stock option held by the executive officer will immediately terminate and cease to be exercisable.
If Messr. Bedford, Dooley, Heller or Arnell's employment terminates for any other reason other than those described above or for no reason, then any portion of a stock option that is exercisable on the date of termination will remain exercisable by the named executive during the 180-day period following the date of termination.
Estimated Payouts on Termination of Employment.  The following table discloses the estimated payments and benefits that would be provided to each of Messrs. Bedford, Siegel, Dooley, Heller and Arnell applying the assumptions that each of the triggering events described in their respective employment agreements took place on December 31, 2012 and their last day of employment was December 31, 2012.
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

Bryan K. Bedford

Executive Benefits and Payments Upon Termination	Death, Disability, or Company terminates Without Cause	Change in Control	Termination by Executive for Good Reason	Termination by Executive other than for good reason	Failure to Renew
Cash Severance	$1,703,700	$1,703,700	$1,703,700	$450,000	$900,000
Acceleration of exercisability of options (1)	$—	$88,250	$—	$—	$—
Acceleration of vesting of restricted shares (2)	$1,008,200	$1,008,200	$1,008,200	$1,008,200	$1,008,200
Value of Medical Benefits (3)	$30,000	$30,000	$30,000	$30,000	$30,000
Value of Travel Cards(4)	$20,000	$20,000	$20,000	$20,000	$20,000

David N. Siegel

Executive Benefits and Payments Upon Termination	Death, Disability, or Company terminates Without Cause	Change in Control	Termination by Executive for Good Reason	Termination by Executive other than for good reason	Failure to Renew
Cash Severance(5)	$—	$1,400,000	$—	$—	$—
Acceleration of exercisability of options(1)(6)	$—	$1,518	$—	$—	$—
Value of Travel Cards(4)	$—	$20,000	$—	$—	$—

Timothy P. Dooley

Executive Benefits and Payments Upon Termination	Death, Disability, or Company terminates Without Cause	Change in Control	Termination by Executive for Good Reason	Termination by Executive other than for good reason	Failure to Renew
Cash Severance	$815,326	$815,326	$815,326	$—	$412,500
Acceleration of exercisability of options (1)	$—	$4,625	$—	$—	$—
Acceleration of vesting of restricted shares (2)	$485,169	$485,169	$485,169	$—	$485,169

Wayne C. Heller

Executive Benefits and Payments Upon Termination	Death, Disability, or Company terminates Without Cause	Change in Control	Termination by Executive for Good Reason	Termination by Executive other than for good reason	Failure to Renew
Cash Severance	$1,046,850	$1,046,850	$1,046,850	$300,000	$525,000
Acceleration of exercisability of options (1)	$—	$55,388	$—	$—	$—
Acceleration of vesting of restricted shares (2)	$583,381	$583,381	$583,381	$583,381	$583,381
Value of Medical Benefits (3)	$30,000	$30,000	$30,000	$30,000	$30,000
Value of Travel Cards(4)	$15,000	$15,000	$15,000	$15,000	$15,000

Lars-Erik Arnell

Executive Benefits and Payments Upon Termination	Death, Disability, or Company terminates Without Cause	Change in Control	Termination by Executive for Good Reason	Termination by Executive other than for good reason	Failure to Renew
Cash Severance	$740,452	$740,452	$740,452	$—	$371,250
Acceleration of exercisability of options (1)	$—	$4,625	$—	$—	$—
Acceleration of vesting of restricted shares (2)	$378,669	$378,669	$378,669	$—	$378,669

(1)
Stock options would accelerate vesting upon a change in control. The value above represents market value of $5.68 per share minus the exercise price for all unvested options (but not less than zero). The number of unvested options for each Named Executive Officer is set forth in the Outstanding Equity Awards at Fiscal Year End table above.

(2)
Represents market value of $5.68 per share minus the exercise price for all unvested restricted shares. The number of unvested shares for each Named Executive Officer is set forth in the Outstanding Equity Awards at Fiscal Year End table above.

(3)
Value represents estimated one year of medical benefits. The total benefit is undeterminable, since the employment agreements for Messrs. Bedford and Heller provide for continuation of medical benefits for life.

(4)
Value represents estimated one year of travel card benefits. The total benefit is undeterminable, since the employment agreements for Messrs. Bedford and Heller provide for continuation of travel card benefits for life and Mr. Siegel for five years.

(5)	Represents the maximum amount to be paid on a separation of Frontier based on employment letter.

(6) Represents stock options that were granted as part of the board of Republic Airways Holdings, Inc. and would only accelerate vesting upon a change in control at the holding Company level.

Non-Employee Director Compensation for Fiscal 2012

During 2012, we paid each of our non-employee directors an annual fee of $25,000 for his service as a director and an additional fee of $1,300 for every Board of Directors meeting he attended. Each non-employee director also received an additional fee of $2,500 for serving on the Compensation Committee and $2,500 for serving on the Executive Committee (as well as an additional fee of $2,500 for serving as the chairman of the Executive Committee and $2,500 for serving as the chairman of the Compensation Committee). In addition, each non-employee director received an additional fee of $5,000 for serving on the Audit Committee (as well as an additional fee of $10,000 for serving as the chairman of the Audit Committee and an additional fee of $1,300 for every Audit Committee meeting they attended). The Lead Independent Director was entitled to receive an additional annual fee consisting of $25,000 in restricted stock.
During 2012, each non-employee director was granted an option to purchase 2,500 shares of common stock on the date of annual meeting of stockholders at which he was re-elected as a non-employee director. A non-employee director is any member of our Board of Directors who is not employed by us, or is not a consultant to us or any of our subsidiaries and includes any director who serves as one of our officers but is not paid by us for this service. The exercise price per share covered by an option granted to the non-employee directors was equal to the fair market value of the common stock on the date of grant. Each annual option grant shall, subject to the director remaining in continuous service with the Company through each applicable vesting date, become vested with respect to 1/12 of the shares covered thereby on the first day of each month for the first 12 months after the date of the grant. Upon the cessation of a non-employee director's service, such individual will generally have 180 days to exercise all options that are exercisable on the termination date. If a director's service terminates by reason of his or her death or disability, his or her beneficiary will generally have 12 months to exercise any portion of a director option that is exercisable on the date of death. Except as otherwise provided herein, if not previously exercised, each option granted shall expire on the tenth anniversary of the date of grant. Upon a change in control, vesting of the options held by a non-employee director will accelerate and the options will become fully vested.

The following table sets forth the type and amount of awards that were granted to the non-employee directors during 2012 under the Company's 2007 Equity Incentive Plan (the “2007 Plan”).

Name	Stock Option Awards
Douglas J. Lambert	2,500
Lawrence J. Cohen	2,500
Mark L. Plaumann	2,500
Richard P. Schifter	2,500
David N. Siegel (1)	2,500
Neal S. Cohen	2,500
All current non-employee directors	15,000

(1) Mr. Siegel became chief executive officer and president of Frontier Airlines, Inc., a wholly owned subsidiary of the Company, effective January 30, 2012.

The following table relates to the compensation of our non-employee directors in 2012:

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)(3)	Total ($)
Lawrence J. Cohen	$52,000	$2,874	$54,874
Douglas J. Lambert	$48,150	$2,874	$51,024
Mark L. Plaumann	$58,150	$2,874	$61,024
Neal S. Cohen	$41,075	$2,874	$43,949
Richard P. Schifter	$33,600	$2,874	$36,474
David N. Siegel(4)	$7,500	$2,874	$10,374

(1)    Represents (a) the annual retainer of $25,000, (b) compensation for serving on the committees, (c) compensation for serving as the chairman of the committees, as applicable, and (d) compensation for attendance at Board and committee meetings.

(2)    “Option Awards” represent the aggregate fair value of the award computed in accordance wiht ASC Topic 718, on the applicable grant date or, if earlier, the service inception date. The fair value of each option award was estimated on the date of grant using a Black-Scholes option pricing model that used the following assumptions: expected volatility of 58% to 63%, expected term of four to five years, a risk free interest rate of 1.2% to 2.9% and a dividend yield of zero. The actual value, if any, a director may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model.

(3)    The aggregate number of options granted to non-employee directors for 2012 was 15,000, and the aggregate number of options awards outstanding at the fiscal year end was 142,500.

(4)     Mr. Siegel became chief executive officer and president of Frontier Airlines, Inc., a wholly owned subsidiary of the Company, effective January 30, 2012.

Non-Employee Director Compensation for Fiscal 2013

For 2013, we simplified our director compensation structure by eliminating board and committee meeting fees and adjusting our board and committee retainers so that the cash portion of our total fees remains relatively unchanged.  We increased the stock portion of our director compensation package to be more commensurate with levels at peer companies and to be consistent with board compensation best practices that recommend that fifty-percent or more of total director fees be provided through stock compensation.  The annual stock grants will take the form of restricted shares that vest when directors leave board service, with a minimum vesting period of one year unless termination is for retirement after five or more years of service or in conjunction with a change of control.

Board Cash Retainer	$50,000
Audit Committee Chair Retainer	$15,000
Compensation Committee Chair Retainer	$10,000
Committee Member Retainer	$5,000
Annual Stock Grant	*
(1) The annual stock grant is equal to $50,000 of restricted stock based on the market price on the grant date. The annual stock grants are subject to restrictions on transfer or sale of the stock that do not expire until the day the board member leaves the board. Each grant is subject to a minimum vesting period of one year.

Compensation Committee Interlocks and Insider Participation

During 2012, the Compensation Committee consisted of Neal S. Cohen, Lawrence J. Cohen and Douglas J. Lambert. They are independent directors and none of them are present or past employees or officers of the Company or any of our subsidiaries. No member of the Compensation Committee has had any relationship with us requiring disclosure under Item 404 of Regulation S-K and none of the relationships described in Item 307(e)(4)(iii) of regulation S-K existed during 2012.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 15, 2013 of each person who is known by us to be the beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and includes voting or investment power with respect to the securities. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse.

Name and Address	Shares Beneficially Owned	Percentage Beneficially Owned (1)
Corsair Capital Management LLC(2)	4,313,774	8.8%
Dimensional Fund Advisors LP(3)	3,841,720	7.8%
Greenlight Capital, Inc.(4)	3,412,800	7.0%
BlackRock, Inc.(5)	2,638,661	5.4%
___________

(1)
For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock when such person or persons have the right to acquire them within 60 days after April 15, 2013. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which such person or persons have the right to acquire within 60 days after April 15, 2013 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)
The names of the persons who filed Amendment No. 2 to Schedule 13G on February 14, 2013 (collectively, the “Reporting Persons”) are: Corsair Capital Partners, L.P. (“Corsair Capital”), Corsair Capital Partners 100, L.P. (“Corsair 100”), Corsair Select, L.P. (“Corsair Select”), Corsair Select 100, L.P. (“Select 100”), Corsair Capital Investors, Ltd. (“Corsair Investors”), Corsair Select Master Fund, Ltd. (“Select Master”), Corsair Capital Management, L.L.C. (“Corsair Management”), Jay R. Petschek and Steven Major.

The Schedule 13G as amended states that Corsair Management is the investment manager of Corsair Capital, Corsair 100, Corsair Select, Select 100, Corsair Investors and Select Master. Messrs. Petschek and Major are the controlling persons of Corsair Management. Collectively, the Reporting Persons beneficially own 4,313,774 shares of Common Stock. Corsair Capital individually owns 2,129,755 shares of Common Stock. Corsair 100 individually owns 158,986 shares of Common Stock. Corsair Select individually owns 1,187,024 shares of Common Stock. Select 100 individually owns 71,913 shares of Common Stock. Corsair Investors individually owns 428,057 shares of Common Stock. Select Master individually owns 338,039 shares of Common Stock. Corsair Management, as the investment manager of each of Corsair Capital, Corsair 100, Corsair Select, Select 100, Corsair Investors and Select Master, is deemed to beneficially own the 4,313,774 shares of Common Stock beneficially owned by them. Mr. Petschek, as a controlling person of Corsair Management, is deemed to individually beneficially own 4,313,774 shares of Common Stock. Mr. Major, as a controlling person of Corsair Management, is deemed to individually beneficially own 4,313,774 shares of Common Stock. Corsair Capital, Corsair Management, Mr. Petschek and Mr. Major have shared power to vote or direct the vote of the 1,900,118 shares of Common Stock owned by Corsair Capital. Corsair 100, Corsair Management, Mr. Petschek and Mr. Major have the shared power to vote or direct the vote of the 140,039 shares of Common Stock owned by Corsair 100. Corsair Select, Corsair Management, Mr. Petschek and Mr. Major have the shared power to vote or direct the vote of the 2,129,755 shares of Common Stock owned by Corsair Select. Select 100, Corsair Management, Mr. Petschek and Mr. Major have the shared power to vote or direct the vote of the 71,913 shares of Common Stock owned by Select 100. Corsair Investors, Corsair Management, Mr. Petschek and Mr. Major have shared power to vote or direct the vote of the 428,057 shares of Common Stock owned by Corsair Investors. Select Master, Corsair Management, Mr. Petschek and Mr. Major have the shared power to vote or direct the vote of the 338,039 shares of Common Stock owned by Select Master. The principal business address is 350 Madison Avenue, 9th Floor, New York, New York 10017.

(3)
Dimensional Fund Advisors LP (“Dimensional”) filed Amendment No. 6 to Schedule 13G on February 11, 2013 indicating that, as of December 31, 2012, Dimensional has sole voting power over 3,785,763 shares and sole dispositive power over 3,841,720 shares. Dimensional is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trust and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional may act as advisers or sub-advisers to certain Funds. In its role as investment advisor, sub-adviser and/or manager, neither Dimensional or its subsidiaries possess voting and/or investment power over the shares held by the Funds and may be deemed to be the beneficial owner of the shares held by the Funds. However, all shares reported in the Schedule 13G are owned by the Funds. Dimensional disclaims beneficial ownership of such shares. The principal business address of Dimensional is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(4)
Greenlight Capital, L.L.C. (“Greenlight LLC”), Greenlight Capital, Inc. (“Greenlight Inc.”), DME Management GP, LLC (“DME Management GP”), DME Advisors, LP (“DME Advisors”), DME Capital Management, LP (“DME CM”), DME Advisors GP, LLC (“DME GP” and together with Greenlight LLC, Greenlight Inc., DME Management GP, DME Advisors and DME CM, “Greenlight”) and David Einhorn, the principal of Greenlight (collectively with Greenlight, the “Reporting Persons”) together filed Amendment No. 4 to Schedule 13G on February 14, 2013 indicating that, as of December 31, 2012, (i) Greenlight LLC may be deemed the beneficial owner of an aggregate of 908,152 shares held for the accounts of Greenlight Capital, L.P. (“Greenlight Fund”), of which Greenlight LLC is the general partner and for which Greenlight Inc. acts as investment manager, and Greenlight Capital Qualified, L.P. (“Greenlight Qualified”), of which Greenlight LLC is the general partner and for which Greenlight Inc. acts as investment manager; (ii) Greenlight Inc. may be deemed the beneficial owner of an aggregate of 2,185,864 shares held for the accounts of Greenlight Fund, Greenlight Qualified and Greenlight Capital Offshore Partners (“Greenlight Offshore”) for which Greenlight Inc. acts as investment manager; (iii) DME Management GP may be deemed the beneficial owner of 387,132 shares held for the account of Greenlight Capital (Gold), LP (“Greenlight Gold”) of which DME Management GP is the general partner and for which DME CM acts as investment manager; (iv) DME Advisors may be deemed the beneficial owner of 457,327 shares held for the managed account for which DME Advisors acts as investment manager; (v) DME CM may be deemed the beneficial owner of 769,609 shares held for the accounts of Greenlight Gold and Greenlight Capital Offshore Master (Gold) Ltd. (“Greenlight Gold Offshore”) for which DME CM acts as investment manager; (vi) DME GP may be deemed the beneficial owner of 1,226,936 shares held for the accounts of Greenlight Gold, Greenlight Gold Offshore and the managed account; and (vii) Mr. Einhorn may be deemed the beneficial owner of 3,412,800 shares. This number consists of: (A) an aggregate of 908,152 shares of Common Stock held for the accounts of Greenlight Fund and Greenlight Qualified, (B) 1,277,712 shares of Common Stock held for the account of Greenlight Offshore, (C) 387,132 shares of Common Stock held for the account of Greenlight Gold, (D) 387,132 shares of Common Stock held for the account of Greenlight Gold Offshore, and (E) 457,327 shares of Common Stock held for the managed account. The principal business address of each the Reporting Persons is 140 East 45th Street, 24th Floor, New York, New York 10017.

(5)
BlackRock, Inc. (“Blackrock”) filed Amendment No. 2 to Schedule 13G on February 11, 2013 indicating that, as of December 31, 2012, BlackRock or certain of its subsidiaries may be deemed the beneficial owner of 2,638,661 shares. The principal business address of BlackRock is 40 East 52nd Street, New York, New York 10022.

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 15, 2013 of:

•	each named executive officer named in the summary compensation table;

•	each of our directors; and

•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse.

Name and Address(1)	Shares Beneficially Owned	Percentage Beneficially Owned (2)
Bryan K. Bedford(3)	1,738,133	3.5%
Wayne C. Heller(4)	692,701	1.4%
Timothy P. Dooley (5)	277,751	*
Lars Erik-Arnell(6)	249,000	*
Douglas J. Lambert(7)	29,164	*
Lawrence J. Cohen(8)	29,164	*
Mark L. Plaumann(9)	29,164	*
Neal S. Cohen(10)	16,664	*
Richard P. Schifter(11)	16,664	*
David N. Siegel(12)	16,664	*
All directors and executive officers as a group (10 persons)(13)	3,095,070	6.3%
___________

*	Less than 1%.

(1)	Unless otherwise indicated, the address of all persons is c/o Republic Airways Holdings Inc., 8909 Purdue Road, Suite 300, Indianapolis, Indiana 46268.

(2)
For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock when such person or persons have the right to acquire them within 60 days after April 15, 2013. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which such person or persons have the right to acquire within 60 days after April 15, 2013 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes 1,302,792 shares subject to stock options, and 144,167 unvested restricted shares as to which Mr. Bedford has voting power but not investment power.

(4)	Includes 542,789 shares subject to stock options, and 81,666 unvested restricted shares as to which Mr. Heller has voting power but not investment power.

(5)	Includes 197,750 shares subject to stock options, and 70,001 unvested restricted shares as to which Mr. Dooley has voting power but not investment power.

(6)	Includes 179,000 shares subject to stock options, and 70,000 unvested restricted shares as to which Mr. Arnell has voting power but not investment power.

(7)	Consists of shares subject to stock options. The address of Mr. Lambert is c/o Alvarez & Marsal Inc., 101 East 52nd Street, 7th Floor, New York, New York 10022.

(8)	Consists of shares subject to stock options. The address of Mr. Lawrence Cohen is c/o Pembroke Companies, Inc., 70 East 55th Street, 7th Floor, New York, New York 10022.

(9)	Consists of shares subject to stock options. The address of Mr. Plaumann is 340 Pemberwick Road, 1st Floor, Greenwich, CT 06831.

(10)	Consists of shares subject to stock options. The address of Mr. Neal Cohen is 4970 Meadville Street, Greenwood, MN 55331.

(11)
Consists of shares subject to stock options. Mr. Schifter, who is one of our directors, is a partner of TPG Capital, which is an affiliate of the TPG Funds. Mr. Schifter has no voting or investment power over and disclaims beneficial ownership of the Company shares owned by TPG. The address of Mr. Schifter is c/o TPG Capital, L.P., 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(12)	Consists of shares subject to stock options. The address of Mr. Siegel is 301 Main Street #38G, San Francisco, CA, 94105-5032.

(13)	Includes 2,359,816 shares subject to stock options, 204,420 vested restricted shares, 365,834 unvested restricted shares, and 165,000 long shares.

Equity Compensation Plans

See "Part II - Market for Registrant;'s Common Equity, Related Stokholder Matters and Issuer Purchases of Equity Securities" of the Company's Form 10-K filed on March 15, 2013.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review and Approval of Related Party Transactions

The Audit Committee reviews and approves or ratifies any related party transaction that is required to be disclosed in our proxy statement and/or Annual Report on Form 10-K.
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

Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction; provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.
Related Party Transactions

On July 31, 2009, the Company acquired Midwest Air Group, Inc. As part of the transaction, the Company purchased from TPG Midwest US V, LLC and TPG Midwest International V, LLC their $31 million secured note from Midwest Airlines, Inc., with an interest rate of 8.0%. Upon consummation of the transaction, the Board appointed Richard P. Schifter, a managing partner at TPG, to the Board. Mr. Schifter is a member of the Executive Committee. As of December 31, 2012, the note amount was $22.5 million. The Company did not pay any principal in 2012 and paid total interest of $1.8 million.

David N. Siegel, a member of the Company's Board of Directors, became chief executive officer and president of Frontier Airlines, Inc., a wholly owned subsidiary of the Company, effective January 30, 2012.
Director Independence

The Board of Directors is composed of a majority of directors who satisfy the criteria for independence within the meaning of Rule 5605(a)(2) of The NASDAQ Stock Market. In determining independence, the Board of Directors affirmatively determines, among other items, whether the directors have any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Applying these independence standards, the Board of Directors has determined that Messrs. Lawrence J. Cohen, Lambert, Schifter, Neal S. Cohen and Plaumann are all independent directors. Further, all of the members of the Company's Audit Committee, Nominating Committee and Compensation Committee are independent.

ITEM 14-PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The Company incurred professional fees from Deloitte & Touche LLP, its principal auditor, for the following professional services:
Audit Fees.  Fees in the amount of approximately $1,450,000 were billed or expected to be billed in 2012 related to integrated audit and quarterly interim review procedures for the Company for the year ended December 31, 2012, and fees in the amount of approximately $1,300,000 were billed in 2011 related to the integrated audit and interim quarterly procedures for the Company for the year ended December 31, 2011.
Audit-Related Fees.  Fees in the amount of $33,000 and $30,000 were paid for audit-related services in 2012 and 2011, respectively.
Tax Fees.  Fees in the amount of $626,001 and $588,250 were incurred for services provided in 2012 and 2011, respectively, related to services rendered for tax compliance, tax advice and tax planning.
All Other Fees.  The Company did not incur any other fees in 2012 or 2011.
The Company's Audit Committee has determined that the non-audit services provided by the Company's auditors in connection with the year ended December 31, 2012 were compatible with the auditor's independence.
Pre-Approval Policies

The Audit Committee is required to approve in advance any audit or non-audit services performed by the Company's independent public accountants that do not meet the pre-approval standards established by the Audit Committee. The pre-approval policies and procedures established by the Audit Committee require that the Audit Committee meet with the independent auditors and financial management to review planning, the scope of the proposed services, the procedures to be utilized, and the proposed fees. During 2012 and 2011, all of the audit fees, audit-related fees and tax fees were pre-approved by the Audit Committee.

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

10.62(f)	Agreement and Plan of Merger, by and among Republic Airways Holdings Inc., RJET Acquisition, Inc. and Midwest Air Group, Inc., dated as of June 23, 2009. (xl)
10.62(g)	Investment Agreement, by and among TPG Midwest US V, LLC, TPG Midwest International V, LLC and Republic Airways Holdings Inc., dated as of June 23, 2009. (xl)
10.63††	Credit Agreement, by and between US Airways, Inc. and Republic Airways Holdings Inc., dated as of October 20, 2008.(xxxiv)
10.63(a)	Amendment to the Credit Agreement, by and between US Airways, Inc. and Republic Airways Holdings Inc., dated as of December 19, 2008.(xxxiv)
10.64	Employment Agreement by and between Republic Airways Holdings Inc. and Sean Menke, dated as of October 2, 2009.(xli)
10.65††	Purchase Agreement No. PA-C006, by and between Bombardier Inc. and Republic Airways Holdings Inc., dated as of February 24, 2010.(xliv)
10.66††	Credit Agreement by and among Chautauqua Airlines, Inc., Republic Airways Holdings Inc. and certain lenders, dated as of March 26, 2010.(xliv)
10.67†	Purchase Agreement COM 0190-10, by and between Embraer - Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 3, 2010.(xl)

10.67(a)††	Amendment Number One to Purchase Agreement between Embraer S.A. (fromerly known as Embraer - Empresa Brasileira de Aeronautica S.A.) and Republic Airline Inc., dated as of March 11, 2011.
10.67(b)††	Amendment Number Two to Purchase Agreement between Embraer S.A. (fromerly known as Embraer - Empresa Brasileira de Aeronautica S.A.) and Republic Airline Inc., dated as of November 16, 2011.
10.68††	Letter Agreement COM 0191-10, by and between Embraer - Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 3, 2010.(li)
10.68(a)††	Amendment Number One to Letter Agreement between Embraer S.A. (formerly known as Embraer - Empresa Brasileira de Aeronautica S.A.) and Republic Airline Inc., dated as of March 11, 2011
10.68(b)††	Amendment Number Two to Letter Agreement between Embraer S.A. (fromerly known as Embraer - Empresa Brasileira de Aeronautica S.A.) and Republic Airline Inc., dated as of November 16, 2011.
10.70	Letter of Agreement 67, by and between Frontier Airlines. Inc. and the Frontier pilots represented by the Frontier Airlines Pilot Association, dated as of June 24, 2011. (lii)
10.71	Commercial Agreement, by and among Frontier Airlines, Inc., and Republic Airways Holdings Inc. and FAPAInvest LLC, dated as of June 24, 2011. (lii)
10.71(a)	Amendment Number One to Commercial Agreement by and among Frontier Airlines, Inc., Republic Airways Holdings Inc. and FAPAInvest, LLC, dated as of September 28, 2011.
10.71(b)	Amendment Number Two to Commercial Agreement by and among Frontier Airlines, Inc., Republic Airways Holdings Inc. and FAPAInvest, LLC, dated as of December 30, 2011.
10.72	Flight Attendant Contract 2011-2016, between Frontier Airlines, Inc. and the Association of Flight Attendants - CWA, AFL-CIO, AFL-CIO, dated as of October 14, 2011. (liii)
10.73	Employment Transition and Separation Agreement, dated as of November 2, 2010, by and between the Company and Robert Hal Cooper (xlii)
10.74††	A320 Family Aircraft Purchase Agreement between Airbus S.A.S and Republic Airways Holdings Inc., dated as of September 30, 2011
10.75††	Amendment No. 25 to A318/A319 Purchase Agreement dated as of March 20, 2000 between Airbus S.A.S and Frontier Airlines, dated as of September 30, 2011.
10.76††	The Capacity Purchase Agreement by and among Continental Airlines, Inc., Republic Airlines, Inc., and Republic Airways Holdings Inc., dated as of May 1, 2012.
10.77††	Amendment Number Three to Continental Capacity Purchase Agreement by and among Continental Airlines, Inc., Chautauqua Airlines, Inc., and Republic Airways Holdings Inc., dated as of June 30, 2012.
10.78	Phantom Equity Investment Agreement by and among Frontier Airlines, Inc., Republic Airways Holdings Inc. and FAPAInvest, LLC, dated as of June 1, 2012.
10.79	Employment letter by and between Frontier Airlines, Inc. and David N. Siegel dated as of January 30, 2012.
21.1	Subsidiaries of Republic Airways Holdings Inc.(i)
23.1	Consent of Deloitte & Touche LLP. (liv)
31.1	Certification by Bryan K. Bedford pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Timothy P. Dooley pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Bryan K. Bedford pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Timothy P. Dooley pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T.) (liv)
†	Portions of the indicated document have been afforded confidential treatment and have been filed separately with the Commission as required by Rule 406.
††
A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2.

(i)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-84092, which was declared effective on May 26, 2004.
(ii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(iii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(iv)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 29, 2004.
(v)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 30, 2004.
(vi)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 20, 2005.
(vii)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 21, 2005.
(viii)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-122033, which was declared effective on February 1, 2005.
(ix)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 9, 2005
(x)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(xi)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2005.
(xii)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3, file No. 333-126357, which was declared effective on July 18, 2005.
(xiii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(xiv)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 7, 2005.
(xv)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
(xvi)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
(xvii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(xviii)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(xix)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(xx)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.
(xxi)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 19, 2007.
(xxii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 30, 2007.
(xxiii)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
(xxiv)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 8, 2007.
(xxv)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(xxvi)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 5, 2007.
(xxvii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 12, 2007.
(xxviii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 29, 2007.
(xxix)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(xxxi)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 7, 2008.
(xxxii)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2008.
(xxxiii)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 4, 2008.
(xxxiv)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
(xxxv)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2009.
(xxxvi)	Incorporated by reference to the Registrant’s Current Report on Form 10-K filed on May 21, 2009.
(xxxvii)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 5, 2009.
(xxxviii)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 5, 2009.
(xxxix)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2009.

(xl)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 24, 2009.
(xli)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.
(xlii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed November 8, 2010.
(xliii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed August 18, 2009.
(xliv)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2010.
(xlv)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2010.
(xlvi)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed November 12, 2010.
(xlvii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed February 7, 2011.
(xlviii)	Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 15, 2011
(xlix)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed April 18, 2011
(l)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed April 25, 2011
(li)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on May 13, 2011.
(lii)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed July 6, 2011
(liii)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 9, 2011.
(liv)	Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 14, 2013

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated:	April 30, 2013	By:	/s/ Bryan K. Bedford
Bryan K. Bedford
Chairman of the Board, Chief Executive Officer and President
(principal executive officer)

Dated:	April 30, 2013	By:	/s/ Timothy P. Dooley
Timothy P. Dooley
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)