Form 10-Q
period 2013-03-31
REPUBLIC AIRWAYS HOLDINGS INC
filed 2013-04-30
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

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

☐  Yes    ☑No

Number of shares of Common Stock outstanding as of the close of business on April 30, 2013: 49,135,474.

All other items of this report are inapplicable.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share and per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$245.6	$247.2
Restricted cash	182.9	147.1
Receivables—net of allowance for doubtful accounts of $3.1 and $2.9 respectively	77.0	79.5
Inventories	83.5	86.5
Prepaid expenses and other current assets	42.7	44.4
Deferred income taxes	63.4	31.3
Total current assets	695.1	636.0
Aircraft and other equipment—net	2,458.1	2,546.7
Maintenance deposits	181.4	170.0
Other intangible assets—net	63.3	65.0
Other assets	307.4	237.5
Total	$3,705.3	$3,655.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$275.5	$276.2
Accounts payable	47.2	29.8
Air traffic liability	163.3	146.6
Deferred frequent flyer revenue	54.3	54.8
Accrued liabilities	262.9	238.8
Total current liabilities	803.2	746.2
Long-term debt—less current portion	1,761.6	1,843.3
Deferred frequent flyer revenue—less current portion	57.7	57.8
Deferred credits and other non-current liabilities	149.0	109.8
Deferred income taxes	416.9	384.6
Total liabilities	3,188.4	3,141.7
Commitments and contingencies	—	—
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; one vote per share;150,000,000 shares authorized; 59,105,365 and 58,529,449 shares issued and 49,098,395 and 48,558,312 shares outstanding, respectively	—	—
Additional paid-in capital	415.2	412.1
Treasury stock, 9,333,266 shares at cost	(181.8)	(181.8)
Accumulated other comprehensive loss	(5.0)	(5.0)
Accumulated earnings	288.5	288.2
Total stockholders' equity	516.9	513.5
Total	$3,705.3	$3,655.2
See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2013	2012
OPERATING REVENUES:
Fixed-fee service	$304.0	$278.0
Passenger service	287.5	373.5
Charter and other	44.1	46.1

Total operating revenues	635.6	697.6
OPERATING EXPENSES:
Wages and benefits	146.7	138.8
Aircraft fuel	131.6	191.7
Landing fees and airport rents	41.5	45.2
Aircraft and engine rent	60.9	62.7
Maintenance and repair	75.1	75.5
Insurance and taxes	9.5	10.5
Depreciation and amortization	44.3	47.7
Promotion and sales	21.7	29.8
Other	74.2	73.5

Total operating expenses	605.5	675.4

OPERATING INCOME	30.1	22.2
OTHER INCOME (EXPENSE):
Interest expense	(29.7)	(32.9)
Other—net	0.1	—

Total other expense	(29.6)	(32.9)

INCOME (LOSS) BEFORE INCOME TAXES	0.5	(10.7)

INCOME TAX EXPENSE (BENEFIT)	0.2	(3.6)

NET INCOME (LOSS)	$0.3	$(7.1)

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.01	$(0.15)

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.01	$(0.15)

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2013	2012
NET INCOME (LOSS)	$0.3	$(7.1)
Other comprehensive income (loss), net:
Reclassification adjustment for loss realized on derivatives, net of tax	—	—

TOTAL COMPREHENSIVE INCOME (LOSS), NET	$0.3	$(7.1)

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2013	2012
NET CASH FROM OPERATING ACTIVITIES	$47.7	$24.6

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(7.0)	(12.0)
Proceeds from sale of other assets	39.9	0.4
Other, net	(2.3)	(3.5)

NET CASH FROM INVESTING ACTIVITIES	30.6	(15.1)

FINANCING ACTIVITIES:
Payments on debt	(48.3)	(51.1)
Proceeds from debt issuance	1.2	—
Payments on early extinguishment of debt	(34.6)	—
Proceeds from exercise of stock options	2.3	—
Other, net	(0.5)	(0.2)

NET CASH FROM FINANCING ACTIVITIES	(79.9)	(51.3)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1.6)	(41.8)
CASH AND CASH EQUIVALENTS—Beginning of period	247.2	219.3

CASH AND CASH EQUIVALENTS—End of period	$245.6	$177.5

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$28.3	$31.4
Income taxes paid	0.5	0.2
NON-CASH INVESTING & FINANCING TRANSACTIONS:
Aircraft parts financed	$42.8	$—
Chautauqua restructuring asset	$12.0	$—

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

In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal, recurring nature unless otherwise disclosed. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 15, 2013.

2. Summary of Significant Accounting Policies

Rental Income – Under the Company’s fixed-fee code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  The Company has concluded that a component of its fixed-fee service revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the three months ended March 31, 2013 and 2012, were $92.3 million and $83.4 million, respectively, and have been included in fixed-fee service revenues in the Company’s condensed consolidated statements of operations.

Charter and Other Revenue – Charter and other revenue primarily consists of revenue related to our dedicated and co-sold scheduled charters, the marketing component of our co-branded credit cards, cargo revenues, interline and ground handling fees, and lease revenue for aircraft subleased under operating leases. Charter and cargo revenues are recognized at the point that our charter service and cargo revenue is realizable and earned, which is when the transportation is provided. All other revenue is recognized as revenue when the related goods and services are provided.

Charter revenue for the three months ended March 31, 2013 and 2012, was $28.4 million and $32.4 million, respectively. The charter revenues predominantly include the fixed price charter flying on Airbus aircraft.

Restricted Cash – Restricted cash primarily consists of funds held as collateral for bankcard and credit card processors and are invested in money market accounts or held by credit card processors directly. These contracts with the processors require a hold-back of funds equal to a certain percentage of the air traffic liability associated with the estimated amount of bankcard transactions. The total hold-back amount at March 31, 2013 and December 31, 2012 is $138.9 million and $109.7 million, respectively. The Company also maintains restricted amounts for satisfying debt and lease payments due within the next year and certificates of deposit that secure certain letters of credit issued for workers' compensation claim reserves and certain airport authorities. Restricted cash is carried at cost, which management believes approximates fair value.

Stockholders’ Equity – For the period from December 31, 2012 through March 31, 2013, additional paid-in capital increased to $415.2 million from $412.1 million due to $0.8 million of stock compensation expense and $2.3 million of proceeds for options exercised, accumulated other comprehensive loss remained at $5.0 million, and accumulated earnings increased from $288.2 million to $288.5 million based on current year to date net income.

Net Income (Loss) Per Common Share – The following table is based on the weighted average number of common shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations (in millions, except per share information):

	Three Months Ended March 31,
	2013	2012
Basic and diluted income (loss) per share:

Net income (loss)	$0.3	$(7.1)

Weighted average common shares outstanding	48.7	48.4
Effect of dilutive securities:
Stock options	0.6	—
Shares used to computed diluted earnings per share	49.3	48.4

Net income (loss) per share - Basic	$0.01	$(0.15)

Net income (loss) per share - Diluted	$0.01	$(0.15)

The Company excluded 3.0 million and 4.4 million employee stock options from the calculation of diluted net income per share due to their anti-dilutive impact for the three months ended March 31, 2013 and 2012, respectively.

The Company has two convertible notes with face values of $22.3 million and $25.0 million that are convertible in whole or in part, at the option of the holder, for up to 2.2 million and 2.5 million shares, respectively, of the Company’s common stock as of March 31, 2013.  The convertible notes payable were not dilutive for the three months ended March 31, 2013 and 2012.

The Company has the ability to redeem each of the two convertible notes to the extent the notes have not previously been converted by the holder. Upon at least 10 days advance written notice to the holder, the Company can redeem the $22.3 million note at face value, plus any accrued and unpaid interest. Upon not less than 30 days nor more than 60 days advance written notice, the Company can redeem the $25.0 million note at a premium to face value at any time through October 28, 2016 at which point the note can be redeemed at face value thereafter.

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

Level 1	quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2	quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	unobservable inputs for the asset or liability.

The following table sets forth information regarding the Company's assets (liabilities) measured at fair value on a recurring basis (in millions):

Fair Value of Assets (Liabilities) on a Recurring Basis	March 31, 2013	Level 1	Level 2	Level 3
Chautauqua restructuring asset	$94.1	$—	$—	$94.1
Accrued liabilities fuel hedge contracts not designated as hedges	(1.1)	—	(1.1)	—

Fair Value of Assets on a Recurring Basis	December 31, 2012	Level 1	Level 2	Level 3
Chautauqua restructuring asset	$86.4	$—	$—	$86.4

Chautauqua restructuring asset - In October 2012, the Company restructured certain aircraft ownership obligations related to its 50-seat regional jet platform, Chautauqua. The asset is recorded in the condensed consolidated balance sheet in other assets. The recurring fair value measurement of this restructuring has been calculated using an income approach, which requires the use of subjective assumptions that are considered level 3 inputs. Fair values have been estimated by discounting the cash flows expected to be received over the term of the applicable agreement, using a discount rate based on observable yields on instruments bearing comparable risks and credit worthiness of the counterparty. Critical assumptions used in the fair value measurement primarily include the amount and timing of cash inflows, the discount rate and the probability of whether the call option on the restructured aircraft will be exercised by the counterparty. A change in these assumptions could result in a significantly higher or lower fair value measurement, which would result in a gain or loss during the period in which the assumption changes. The difference between the fair value of the restructuring asset and the fair value of the convertible note will be recognized as a reduction to depreciation expense over the remaining useful life of the related aircraft subject to this agreement. There have been no significant changes in assumptions or fair value calculation from the Form 10-K.

In March 2013 the agreement was amended, which resulted in a $12.0 million increase in the restructuring asset under the fair value option. The $12.0 million increase represents the fair value of expected future cash inflows under the amendment. In addition, this amendment resulted in a $12.0 million deferred credit, which is included in accrued liabilities. As of March 31, 2013, the Company would owe approximately $4.0 million under certain circumstances of non-performance or voluntary repayment, however, the Company estimated the probability of repayment as remote.
The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements using Level 3 inputs (in millions):

Chautauqua Restructuring Asset
Beginning Balance, December 31, 2012	$86.4
Amendment to agreement	12.0
Cash received or other	(4.3)
Ending Balance, March 31, 2013	$94.1

Fuel Derivatives - The Company’s derivative contracts are privately negotiated contracts that are not exchange-traded and are classified in accrued liabilities.   The recurring fair value measurements based on level 2 inputs are estimated with option pricing models that employ observable inputs.  Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others. The fair value of these derivatives was not material at March 31, 2013 and December 31, 2012.

Hedge Benefits (Expenses) - The Company does not hold or issue any derivative financial instruments for speculative trading purposes.  The Company chose not to designate these derivatives as hedges, and as such, realized and unrealized mark-to-market adjustments are included in aircraft fuel expense in the condensed consolidated statements of operations.

The following table sets forth information regarding the Company's expense (benefit) recorded in the condensed consolidated statements of operations related to our hedge contracts (in millions):

	Three Months Ended March 31,
	2013	2012
Aircraft fuel expense (benefit)	$(0.4)	$—

Fair Value of Debt - Market risk associated with our fixed and variable rate long-term debt relates to the potential change in fair value and impact to future earnings, respectively, from a change in interest rates. In the table below, the aggregate fair value of debt was based primarily on recently completed market transactions and estimates based on interest rates, maturities, credit risk and underlying collateral and is classified primarily as level 3 within the fair value hierarchy.

	March 31,	December 31
	2013	2012
Total debt at par value	$2,037.1	$2,121.6
Unamortized discount, net	(2.0)	(2.1)
Net carrying amount	$2,035.1	$2,119.5
Estimated fair value	2,054.7	2,071.2

New Accounting Pronouncements – In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard revises the guidance for providing information about the amounts reclassified out of accumulated other comprehensive income. It became effective for fiscal years beginning after December 15, 2012. The Company adopted this accounting standard on January 1, 2013, and the impact to the consolidated financial statements was not material.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The standard revises the guidance for evaluating impairment on indefinite-lived intangible assets. It was effective for the Company on January 1, 2013, and the impact to the consolidated financial statements was not material.

3.  Debt

During the three months ended March 31, 2013, the Company sold two E190 aircraft for proceeds of $39.9 million. The proceeds from the sale of these aircraft were used to extinguish the debt associated with these aircraft of $34.6 million.

We are required to comply with certain operational related non-financial covenants on certain financing agreements. As of March 31, 2013, the Company was in compliance with all of our covenants, however, Frontier's agreement with Barclaycard requires that it maintain certain operational levels of passengers enplaned and active frequent flyer members. These are required conditions precedent to Barclaycard "repurchasing" mileage under the program. Frontier's failure to meet the condition precedent will suspend the program and the monthly revenue share under the agreement and will reduce the debt amount by approximately $3.7 million per month, however the Company believes that the funding will be restored during the second quarter of 2013.

4. Commitments and Contingencies

The following table displays the Company's future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due by Period
						Beyond
	2013	2014	2015	2016	2017	2018	Total
Debt or lease financed aircraft under purchase obligations(1)	$818.0	$960.5	$967.2	$1,492.3	$822.4	$6,605.3	$11,665.7
Engines under firm orders	—	—	14.0	21.0	7.0	—	42.0
Total contractual obligations for aircraft and engines	$818.0	$960.5	$981.2	$1,513.3	$829.4	$6,605.3	$11,707.7

(1) The Company has finance commitments at current market terms.

The information in the table above reflects a purchase price of the aircraft at projected delivery dates.

Contingencies

The Company is subject to certain legal and administrative actions which management considers routine to its business activities. As of March 31, 2013, management believes, after consultation with legal counsel, the ultimate outcome of any pending legal matters, except the information discussed below, will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

On June 10, 2011, Frontier reached a tentative agreement with the Frontier pilots (the “Pilots”), then represented by the Frontier Airlines Pilot Association ("FAPA"), pursuant to which FAPA agreed in principle to the restructuring of certain wages and benefits. On June 17, 2011, the tentative agreement was ratified by the Pilots.

The agreement included, among other things, (i) the postponement of certain pay increases, (ii) reduced Company contributions to the Pilots' 401(k) plan, (iii) reduced accruals for vacation days and sick days and (iv) an extension of the collective bargaining agreement by two years (collectively, the "Investment"). In exchange for the Investment, the Frontier pilots will receive an equity stake in Frontier or cash settlement valued at $7.2 million, which vests over the term of the agreement. As of March 31, 2013, the Company has recorded an accrued liability of $3.3 million for the equity stake. As of March 31, 2013, the Company has complied with all conditions of the agreement. The Company continues its efforts to sell or attract an equity investment in Frontier that would reduce the Company's ownership of Frontier to a minority interest by December 31, 2014.

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

As of March 31, 2013, approximately 61% of the Company's workforce is employed under union contracts. The union contracts for our pilots and our flight attendants, except Frontier’s pilots and flight attendants, are currently amendable. Although we have never had a work interruption or stoppage, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. If we are unable to reach agreement with any of our unionized work groups on the amended terms of their collective bargaining agreements, we may be subject to work interruptions and/or stoppages. Any sustained work stoppages could adversely affect our ability to fulfill our obligations under our fixed-fee and pro-rate agreements and could have a material adverse effect on our financial condition and results of operations.

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

Segment financial information as of and for the three months ended March 31, 2013 and 2012 for the Company’s reportable segments is as follows (in millions):

Three Months Ended March 31, 2013	Republic	Frontier	Total
Fixed-fee service	$304.0	$—	$304.0
Passenger service	15.2	272.3	287.5
Charter and other	5.5	38.6	44.1
TOTAL OPERATING REVENUES	324.7	310.9	635.6
OPERATING EXPENSES:
Wages and benefits	83.5	63.2	146.7
Aircraft fuel	13.6	118.0	131.6
Landing fees and airport rents	16.0	25.5	41.5
Aircraft and engine rent	28.8	32.1	60.9
Maintenance and repair	54.7	20.4	75.1
Insurance and taxes	6.1	3.4	9.5
Depreciation and amortization	37.6	6.7	44.3
Promotion and sales	0.8	20.9	21.7
Other	34.5	39.7	74.2
Total operating expenses	275.6	329.9	605.5
OPERATING INCOME (LOSS)	49.1	(19.0)	30.1
Total non-operating expense, net	(28.5)	(1.1)	(29.6)
INCOME (LOSS) BEFORE INCOME TAXES	$20.6	$(20.1)	$0.5

Total assets	$2,904.1	$801.2	$3,705.3
Total debt	1,892.7	144.4	2,037.1

Three Months Ended March 31, 2012	Republic	Frontier	Total
Fixed-fee service	$278.0	$—	$278.0
Passenger service	67.4	306.1	373.5
Charter and other	9.8	36.3	46.1
TOTAL OPERATING REVENUES	355.2	342.4	697.6
OPERATING EXPENSES:
Wages and benefits	70.4	68.4	138.8
Aircraft fuel	59.8	131.9	191.7
Landing fees and airport rents	16.4	28.8	45.2
Aircraft and engine rent	28.7	34.0	62.7
Maintenance and repair	56.4	19.1	75.5
Insurance and taxes	6.2	4.3	10.5
Depreciation and amortization	40.7	7.0	47.7
Promotion and sales	3.4	26.4	29.8
Other	30.9	42.6	73.5
Total operating expenses	312.9	362.5	675.4
OPERATING INCOME (LOSS)	42.3	(20.1)	22.2
Total other non-operating expense, net	(31.4)	(1.5)	(32.9)
INCOME (LOSS) BEFORE INCOME TAXES	$10.9	$(21.6)	$(10.7)

Total assets	$2,990.0	$923.4	$3,913.4
Total debt	2,148.3	160.2	2,308.5

6. Recent Business Developments

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

During the first quarter of 2013, the Company entered into a flight hour pool program to minimize its upfront investment on high-value repairable inventories. Under the program, the Company sold certain parts for total non-cash proceeds of $42.8 million and will lease them back over the term of the agreement. The total proceeds were received in the form of credit notes that the Company intends to utilize on future aircraft purchases and were recorded as deposits within other assets on the consolidated balance sheet as of March 31, 2013. In addition, the recorded deferred credits of $24.1 million related to the sale that will be amortized over the term of the agreement.

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

Overview

We are a Delaware holding company organized in 1996 that offers scheduled passenger service through our wholly owned operating air carrier subsidiaries: Chautauqua Airlines, Inc. ("Chautauqua"), Shuttle America Corporation ("Shuttle"), Republic Airline, Inc. ("Republic Airline"), and Frontier Airlines, Inc. ("Frontier"). Unless the context indicates otherwise, the terms the "Company," "we," "us," or "our" refer to Republic Airways Holdings Inc. and our subsidiaries.

As of March 31, 2013, the Company’s operating airline subsidiaries offered scheduled passenger service on 1,553 flights daily to 144 cities in 45 states, the Bahamas, Canada, Costa Rica, Dominican Republic, Jamaica, Mexico, and the Turks and Caicos Islands under scheduled passenger service or pro-rate operations as Frontier Airlines and through fixed-fee code-share agreements with AMR Corp., the parent of American Airlines, Inc. ("American"), Continental Airlines, Inc. ("Continental"), Delta Air Lines, Inc. ("Delta"), United Air Lines, Inc. ("United"), and US Airways, Inc. ("US Airways") (collectively referred to as our "Partners").

Our Frontier network has a regional focus in Denver, CO and is expanding point-to-point service from locations such as Orlando, FL and Trenton, NJ.  The passenger service operation exposes us to changes in passenger demand, fare competition and fluctuations in fuel prices.

Fleet

During the three months ended March 31, 2013, our operational fleet increased from 281 to 283. The Company sold two ERJ 190 aircraft to US Airways and subleased one ERJ 135 aircraft offshore. The Company took delivery of seven Q400 aircraft and one A319 aircraft. Three Q400 aircraft are operational spares as of March 31, 2013.

Separation

The Company continues to make progress with its efforts to sell Frontier; however, we can provide no assurance as to the exact timing of when, or if, such a transaction could be consummated. We do believe any such transaction would have a material impact on our financial position and results of operations, and could have a significant impact on the price of our common stock.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table sets forth operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights - Republic	Three Months Ended March 31,
	2013	2012	Change
Fixed-fee service	$304.0	$278.0	9.4%
Passenger service	15.2	67.4	(77.4)%
Charter and other	5.5	9.8	(43.9)%
Total revenues (millions)	$324.7	$355.2	(8.6)%
Total fuel expense (millions)[1]	$13.6	$59.8	(77.3)%
Total operating and interest expense, excluding fuel expense (millions)	$290.5	$284.5	2.1%
Operating aircraft at period end:
37-50 seats	70	73	(4.1)%
69-99 seats[10]	157	148	6.1%
Block hours[7]	177,579	174,701	1.6%
Departures	102,624	100,819	1.8%
Passengers carried	4,780,141	4,517,954	5.8%
Revenue passenger miles ("RPM") (millions) [2]	2,294	2,301	(0.3)%
Available seat miles ("ASM") (millions) [3]	3,168	3,370	(6.0)%
Passenger load factor [4]	72.4%	68.3%	4.1 pts
Cost per ASM, including interest expense (cents) 5 6	9.60	10.22	(6.1)%
Cost per ASM, including interest expense and excluding fuel expense (cents)[6]	9.17	8.44	8.6%
Gallons consumed[1]	3,524,032	17,970,351	(80.4)%
Average cost per gallon	$3.86	$3.33	15.9%
Average daily utilization of each aircraft (hours) [8]	9.5	9.9	(4.0)%
Average length of aircraft flight (miles)	468	468	—%
Average seat density	66	68	(2.9)%

Operating Highlights - Frontier	Three Months Ended March 31,
	2013	2012	Change
Passenger service	$272.3	$306.1	(11.0)%
Cargo and other	38.6	36.3	6.3%
Total revenues (millions)	$310.9	$342.4	(9.2)%
Total fuel expense (millions)	$118.0	$131.9	(10.5)%
Total operating and interest expense, excluding fuel expense (millions)	$213.0	$232.1	(8.2)%
Operating aircraft at period end:
120 seats	2	4	(50.0)%
136-138 seats	38	41	(7.3)%
162-168 seats	16	15	6.7%
Passengers carried	2,394,723	2,517,472	(4.9)%
Revenue passenger miles ("RPM") (millions) [2]	2,301	2,541	(9.4)%
Available seat miles ("ASM") (millions) [3]	2,622	3,000	(12.6)%
Passenger load factor [4]	87.8%	84.7%	3.1 pts
Total revenue per available seat mile (cents)	11.86	11.41	3.9%
Operating cost per ASM (cents) 5 6 9	12.58	12.08	4.1%
Fuel cost per available seat mile (cents) [9]	4.50	4.40	2.3%
Cost per ASM, excluding fuel expense (cents)[6]	8.08	7.68	5.2%
Gallons consumed	34,582,371	38,957,370	(11.2)%
Average cost per gallon [9]	$3.41	$3.39	0.6%
Block hours[7]	47,343	54,923	(13.8)%
Departures	18,974	21,246	(10.7)%
Average daily utilization of each aircraft (hours) [8]	9.8	10.3	(4.9)%
Average length of aircraft flight (miles)	952	1,029	(7.5)%
Average seat density	144	142	1.4%

1.
Includes $24.6 million of fuel expense reimbursement for the three months ended March 31, 2012. Effective July 1, 2012, United agreed to supply fuel directly to our flights under its code-share agreements and the Company will no longer recognize the cost of fuel and related revenue for fuel used under the United Code-Share Agreement. Only fuel for pro-rate flying is included in the fuel amount for the three months ended March 31, 2013.

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

7.	Hours from takeoff to landing, including taxi time.

8.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

9.	Includes mark-to-market fuel hedge benefit of $0.4 million for the three months ended March 31, 2013. There was no fuel hedge benefit or expense for the three months ended March 31, 2012.

10.	Excludes three aircraft that are operational spares for the three months ended March 31, 2013.

The following table sets forth information regarding the Company’s revenues and expenses for the three months ended March 31, 2013 and 2012. Individual expense components are also expressed in cents per ASM (in millions unless otherwise indicated).

	Republic
Three Months Ended March 31,	2013	2012	Cost per ASM (cents) 2013	Cost per ASM (cents) 2012	Variance	% Variance
Fixed-fee service	$304.0	$278.0
Passenger service	15.2	67.4
Charter and other	5.5	9.8
TOTAL OPERATING REVENUES	$324.7	$355.2
OPERATING EXPENSES:
Wages and benefits	83.5	70.4	2.64	2.09	0.55	26.3%
Aircraft fuel	13.6	59.8	0.43	1.77	(1.34)	(75.7)%
Landing fees and airport rents	16.0	16.4	0.51	0.49	0.02	4.1%
Aircraft and engine rent	28.8	28.7	0.91	0.85	0.06	7.1%
Maintenance and repair	54.7	56.4	1.73	1.67	0.06	3.6%
Insurance and taxes	6.1	6.2	0.19	0.18	0.01	5.6%
Depreciation and amortization	37.6	40.7	1.19	1.21	(0.02)	(1.7)%
Promotion and sales	0.8	3.4	0.03	0.10	(0.07)	(70.0)%
Other	34.5	30.9	1.09	0.92	0.17	18.5%
Total operating expenses	275.6	312.9	8.70	9.28	(0.58)	(6.3)%
OPERATING INCOME	49.1	42.3
Total non-operating expense, net	(28.5)	(31.4)	(0.90)	(0.93)	0.03	(3.2)%
INCOME BEFORE INCOME TAXES	$20.6	$10.9

	Frontier
Three Months Ended March 31,	2013	2012	Cost per ASM (cents) 2013	Cost per ASM (cents) 2012	Variance	% Variance
Passenger service	272.3	306.1
Cargo and other	38.6	36.3
TOTAL OPERATING REVENUES	$310.9	$342.4
OPERATING EXPENSES:
Wages and benefits	63.2	68.4	2.41	2.28	0.13	5.7%
Aircraft fuel	118.0	131.9	4.50	4.40	0.10	2.3%
Landing fees and airport rents	25.5	28.8	0.97	0.96	0.01	1.0%
Aircraft and engine rent	32.1	34.0	1.22	1.13	0.09	8.0%
Maintenance and repair	20.4	19.1	0.78	0.64	0.14	21.9%
Insurance and taxes	3.4	4.3	0.13	0.14	(0.01)	(7.1)%
Depreciation and amortization	6.7	7.0	0.26	0.23	0.03	13.0%
Promotion and sales	20.9	26.4	0.80	0.88	(0.08)	(9.1)%
Other	39.7	42.6	1.51	1.42	0.09	6.3%
Total operating expenses	329.9	362.5	12.58	12.08	0.50	4.1%
OPERATING LOSS	(19.0)	(20.1)
Total non-operating expense, net	(1.1)	(1.5)	(0.04)	(0.05)	0.01	(20.0)%
LOSS BEFORE INCOME TAXES	$(20.1)	$(21.6)

Republic

Operating Revenues

Operating revenue decreased by 8.6% primarily due to a decrease in pro-rate flying on behalf of the Frontier segment and a reduction in pass-through fuel revenues. The Company removed 15 aircraft between the first quarter of 2012 and the first quarter of 2013 from pro-rate service. The removed aircraft were redeployed or sold, resulting in an overall reduction in flying compared to the prior year. Revenue from our capacity purchase agreement ("CPA") flying increased despite a reduction in pass-through fuel revenue of $24.6 million due to the redeployment of aircraft from pro-rate service and the addition of Q400 aircraft.

Factors relating to significant changes in operating expenses are discussed below.

The increase in wages and benefits unit cost of 0.55¢ per ASM was primarily related to an increase in flight crew salaries and benefits costs. In addition, during 2012 and throughout 2013, the Company has been reducing its administrative fee to Frontier for overhead and support services.

The decrease in aircraft fuel of 1.34¢ per ASM was primarily due to the removal of United fuel expense effective July 1, 2012, for CPA flying, coupled with the decrease in gallons consumed because of a reduction in pro-rate flying for Frontier.

The decrease in promotion and sales of 0.07¢ unit cost was primarily related to the reduction in pro-rate flying for Frontier.

The increase in other expenses of 0.17¢ was primarily due to an increase in customer service costs related to our fixed fee charter program. In addition, during 2012 and throughout 2013 the Company has been reducing its administrative fee to Frontier for overhead and support services.

Frontier

Operating revenues decreased by 9.2% as a result of a decrease in ASM's of 12.6%. The decrease in ASM's resulted from a reduction in fleet size of four airbus. Total revenue per available seat mile increased 3.9%.

Factors relating to significant changes in operating expenses are discussed below:

Wages and benefits cost increased by 0.13¢ per ASM due primarily to a reduction of ASM's of 12.6%. While, the Company significantly reduced its staffing for customer service operations, it did not furlough pilots, flight attendants, or mechanics which caused an increase in unit costs.

Aircraft fuel unit cost increased 0.10¢ primarily due to an increase in the gallons burned per hour and a two cent increase in the cost per gallon.

Maintenance and repairs unit cost increased 0.14¢ primarily due to an increase in event-based maintenance costs.

Consolidated

We recorded an income tax expense of $0.2 million or 40.0% effective tax rate in the current quarter compared with an income tax benefit of $3.6 million or 33.8% effective tax rate in the prior-year quarter.  The effective tax rate for the current quarter is higher than the statutory rate due to the net effect of state income tax and non-deductible meals and entertainment expense, primarily for our flight crews. The effective tax rate for the prior-year quarter is lower than the statutory rate due to the net effect of state income tax and non-deductible meals and entertainment expense, primarily for our flight crews.

Liquidity and Capital Resources

As of March 31, 2013, we had a total cash balance of $428.5 million, of which $245.6 million was unrestricted, and a working capital deficit of $108.1 million. The Company currently anticipates that its unrestricted cash on hand, the cash generated from operations, and potential other liquidity initiatives, including but not limited to asset sales, or financings will be sufficient to meet its minimum cash covenants and anticipated working capital and capital expenditure requirements; however, there can be no assurances to that effect.

We are required to comply with certain operational related non-financial covenants on certain financing agreements. As of March 31, 2013, the Company was in compliance with all of our covenants, however, Frontier's agreement with Barclaycard requires that it maintain certain operational levels of passengers enplaned and active frequent flyer members. These are required conditions precedent to Barclaycard "repurchasing" mileage under the program. Frontier's failure to meet the condition precedent will suspend the program and the monthly revenue share under the agreement and will reduce the debt amount by approximately $3.7 million per month, however the Company believes that the funding will be restored during the second quarter of 2013.

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
Net cash provided by operating activities in the three months ended March 31, 2013 was $47.7 million compared to $24.6 million in 2012.  The $23.1 million increase in operating cash flows was primarily attributable to higher pre-tax income during the first quarter of 2013 as compared to first quarter of 2012, coupled with the change in working capital deficit.

Net cash provided by investing activities was $30.6 million for the three months ended March 31, 2013, compared to net cash used in investing activities of $15.1 million in 2012.  The $45.7 million increase in investing cash flows was primarily due to the sale of two ERJ 190 aircraft to US Airways during the three months ended March 31, 2013.

Net cash used in financing activities was $79.9 million and $51.3 million for the three months ended March 31, 2013 and 2012, respectively.  The $28.6 million increase in cash used in financing activities relates primarily to the early extinguishment of aircraft debt of $34.6 million paid during the first three months of 2013 for the sale of two E190 aircraft sold to US Airways. The Company's normal recurring principal payments were $48.3 million and $51.1 million for the three months ended March 31, 2013 and 2012, respectively.

Aircraft Leases and Other Leases

We have significant obligations for aircraft and engines that are classified as operating leases, and therefore are not reflected as liabilities on our balance sheet. Our aircraft leases expire between 2013 and 2023. As of March 31, 2013, our total mandatory payments under operating leases for aircraft aggregated approximately $1.0 billion and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable aircraft operating leases is approximately $195.4 million.

In July 2012, the Company entered into an agreement with Continental Airlines, Inc. to operate 32 Q400 aircraft under the United Express brand. 28 of the 32 aircraft and spare engines will be operated under operating leases and therefore are not reflected as assets or liabilities on our balance sheet. Our aircraft leases for these aircraft expire between 2020 and 2021. If there is a breach in the agreement, the liability to the Company is no longer mandatory, and lease responsibility reverts back to the original lessor. As of March 31, 2013, our total payments under the operating leases for aircraft and engines aggregated approximately $225.9 and total minimum annual aircraft and engine rental payments for the next 12 months under these operating leases is approximately $27.9 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. These leases expire from 2013 through 2033. As of March 31, 2013, our total mandatory payments under other non-cancelable operating leases aggregated approximately $114.7 million. Total minimum annual other rental payments for the next 12 months are approximately $23.0 million.

Purchase Commitments

The following table displays the Company's future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due By Period
						Beyond
	2013	2014	2015	2016	2017	2018	Total
Debt or lease financed aircraft under purchase obligations(1)	$818.0	$960.5	$967.2	$1,492.3	$822.4	$6,605.3	$11,665.7
Engines under firm orders	—	—	14.0	21.0	7.0	—	42.0
Total contractual obligations for aircraft and engines	$818.0	$960.5	$981.2	$1,513.3	$829.4	$6,605.3	$11,707.7

(1) The Company has finance commitments at current market terms.

The information in the table above reflects a purchase price of the aircraft at projected delivery dates.

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for an entire year since the airline industry is subject to seasonal fluctuations.  Our operations are somewhat favorably affected by increased travel on our routes, historically occurring during the Summer months, and unfavorably affected by decreased travel during the months of November through February and by inclement weather, which occasionally results in canceled flights during the Winter months.

Critical Accounting Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The standard revises the guidance for providing information about the amounts reclassified out of accumulated other comprehensive income. It became effective for fiscal years beginning after December 15, 2012. The Company adopted this accounting standard on January 1, 2013, and the impact to the consolidated financial statements was not material.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The standard revises the guidance for evaluating impairment on indefinite-lived intangible assets. It was effective for the Company on January 1, 2013, and the impact to the consolidated financial statements was not material.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Our earnings can be affected by changes in interest rates due to the amount of cash and cash equivalents held and variable rate debt. At March 31, 2013, approximately $225.7 million, of our outstanding debt was at variable interest rates.   A one hundred basis point change in the LIBOR rate would increase or decrease interest expense by $0.6 million for the three months ended March 31, 2013.

Aircraft Fuel Price Risk

Our results of operations are materially impacted by changes in aircraft fuel prices. In an effort to manage our exposure to this risk, we periodically place hedges on fuel instruments with crude oil or JET fuel. As of March 31, 2013, the Company currently has approximately 28% of anticipated fuel consumption hedged through June using a combination of options and swaps. We do not hold or issue any derivative financial instruments for trading purposes. These fuel hedges were not designated for hedge accounting, and, as such, realized and unrealized non-cash mark-to-market adjustments are included in aircraft fuel expense.  A one dollar change in the price per barrel of crude oil will increase or decrease our fuel expense by $0.9 million for the three months ended March 31, 2013.  A one-cent change in the cost of each gallon of fuel would impact our fuel expense by approximately $0.4 million for the three months ended March 31, 2013, based on our current fleet and aircraft fuel consumption.

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

Changes in Internal Control

During the three months ended March 31, 2013, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “10-K”), which could materially affect our business, financial condition or future results. The risks described in our 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. Exhibits

(a)	Exhibits

10.1	The Capacity Purchase Agreement by and between American Airlines, Inc. and Republic Airline Inc., dated as of January 23, 2013.††
10.2	Amended and Restated Purchase Agreement COM0190-10 by and between Embraer S.A. and Republic Airline Inc., dated as of January 23, 2013
10.3	Amendment No.1 to Amended and Restated Purchase Agreement COM0190-10 by and between Embraer S.A. and Republic Airline Inc., dated as of January 23, 2013
10.4	Amendment No.2 to Amended and Restated Purchase Agreement COM0190-10 by and between Embraer S.A. and Republic Airline Inc., dated as of January 23, 2013
10.5	Amendment No.3 to Amended and Restated Purchase Agreement COM0190-10 by and between Embraer S.A. and Republic Airline Inc., dated as of January 23, 2013
31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

31.2
Certification by Timothy P. Dooley, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

32.2
Certification by Timothy P. Dooley, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

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
Name: Timothy P. Dooley
Title: Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

(a)	Exhibits

10.1	The Capacity Purchase Agreement by and between American Airlines, Inc. and Republic Airline Inc., dated as of January 23, 2013.††
10.2	Amended and Restated Purchase Agreement COM0190-10 by and between Embraer S.A. and Republic Airline Inc., dated as of January 23, 2013
10.3	Amendment No.1 to Amended and Restated Purchase Agreement COM0190-10 by and between Embraer S.A. and Republic Airline Inc., dated as of January 23, 2013
10.4	Amendment No.2 to Amended and Restated Purchase Agreement COM0190-10 by and between Embraer S.A. and Republic Airline Inc., dated as of January 23, 2013
10.5	Amendment No.3 to Amended and Restated Purchase Agreement COM0190-10 by and between Embraer S.A. and Republic Airline Inc., dated as of January 23, 2013
31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

31.2
Certification by Timothy P. Dooley, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

32.2
Certification by Timothy P. Dooley, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)
††
A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2.