Form 10-Q
period 2013-06-30
REPUBLIC AIRWAYS HOLDINGS INC
filed 2013-08-02
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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

☐  Yes    ☑No

Number of shares of Common Stock outstanding as of the close of business on August 2, 2013: 49,334,176.

All other items of this report are inapplicable.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share and per share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$238.8	$247.2
Restricted cash	200.3	147.1
Receivables—net of allowance for doubtful accounts of $2.9 and $2.9 respectively	87.8	79.5
Inventories	85.6	86.5
Prepaid expenses and other current assets	40.9	44.4
Deferred income taxes	68.4	31.3
Total current assets	721.8	636.0
Aircraft and other equipment—net	2,406.4	2,546.7
Maintenance deposits	185.8	170.0
Other intangible assets—net	61.3	65.0
Other assets	322.7	237.5
Total assets	$3,698.0	$3,655.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$244.5	$276.2
Accounts payable	41.3	29.8
Air traffic liability	195.5	146.6
Deferred frequent flyer revenue	51.6	54.8
Accrued liabilities	256.6	238.8
Total current liabilities	789.5	746.2
Long-term debt—less current portion	1,737.5	1,843.3
Deferred frequent flyer revenue—less current portion	60.2	57.8
Deferred credits and other non-current liabilities	128.5	109.8
Deferred income taxes	438.8	384.6
Total liabilities	3,154.5	3,141.7
Commitments and contingencies	—	—
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; one vote per share;150,000,000 shares authorized; 59,252,442 and 58,529,449 shares issued and 49,302,926 and 48,558,312 shares outstanding, respectively	—	—
Additional paid-in capital	417.1	412.1
Treasury stock, 9,333,266 shares at cost	(181.8)	(181.8)
Accumulated other comprehensive loss	(4.9)	(5.0)
Accumulated earnings	313.1	288.2
Total stockholders' equity	543.5	513.5
Total liabilities and stockholders' equity	$3,698.0	$3,655.2

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
OPERATING REVENUES:
Fixed-fee service	$316.9	$282.0	$620.9	$560.0
Passenger service	308.2	407.8	595.7	781.3
Charter and other	39.3	38.3	83.4	84.4

Total operating revenues	664.4	728.1	1,300.0	1,425.7

OPERATING EXPENSES:
Wages and benefits	144.6	139.1	291.3	277.9
Aircraft fuel	126.3	191.2	257.9	382.9
Landing fees and airport rents	40.6	43.7	82.1	88.9
Aircraft and engine rent	64.1	61.5	125.0	124.2
Maintenance and repair	73.5	69.5	148.6	145.0
Insurance and taxes	10.5	11.0	20.0	21.5
Depreciation and amortization	43.5	47.9	87.8	95.6
Promotion and sales	22.3	29.4	44.0	59.2
Other	68.7	69.6	142.9	143.1

Total operating expenses	594.1	662.9	1,199.6	1,338.3

OPERATING INCOME	70.3	65.2	100.4	87.4
OTHER INCOME (EXPENSE):
Interest expense	(28.9)	(32.2)	(58.6)	(65.1)
Other—net	—	0.1	0.1	0.1

Total other expense	(28.9)	(32.1)	(58.5)	(65.0)

INCOME BEFORE INCOME TAXES	41.4	33.1	41.9	22.4

INCOME TAX EXPENSE	16.8	13.1	17.0	9.5

NET INCOME	$24.6	$20.0	$24.9	$12.9

NET INCOME PER COMMON SHARE - BASIC	$0.50	$0.41	$0.51	$0.27

NET INCOME PER COMMON SHARE - DILUTED	$0.46	$0.40	$0.48	$0.27

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
NET INCOME	$24.6	$20.0	$24.9	$12.9
Other comprehensive income, net:
Reclassification adjustment for income realized on derivatives, net of tax	0.1	0.2	0.1	0.2

TOTAL COMPREHENSIVE INCOME, NET	$24.7	$20.2	$25.0	$13.1

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2013	2012
NET CASH FROM OPERATING ACTIVITIES	$121.5	$82.7

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(14.2)	(20.3)
Proceeds from sale of other assets	40.0	4.3
Aircraft deposits	(25.0)	—
Other, net	(0.2)	—

NET CASH FROM INVESTING ACTIVITIES	0.6	(16.0)

FINANCING ACTIVITIES:
Payments on debt	(112.8)	(105.5)
Proceeds from debt issuance and refinancing	38.5	—
Payments on early extinguishment of debt and refinancing	(58.7)	—
Proceeds from exercise of stock options	3.2	—
Other, net	(0.7)	(0.2)

NET CASH FROM FINANCING ACTIVITIES	(130.5)	(105.7)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8.4)	(39.0)
CASH AND CASH EQUIVALENTS—Beginning of period	247.2	219.3

CASH AND CASH EQUIVALENTS—End of period	$238.8	$180.3

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$56.3	$62.0
Income taxes paid	0.3	0.2
NON-CASH INVESTING & FINANCING TRANSACTIONS:
Aircraft parts financed	$42.8	$—
Chautauqua restructuring asset	12.0	—

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

In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal, recurring nature unless otherwise disclosed. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 15, 2013.

2. Summary of Significant Accounting Policies

Rental Income – Under the Company’s fixed-fee code-share and fixed-fee charter agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  The Company has concluded that a component of its fixed-fee service revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the three months ended June 30, 2013 and 2012, were $94.8 million and $83.2 million, respectively. The amounts deemed to be rental income during the six months ended June 30, 2013 and 2012 were $187.1 million and $166.7 million, respectively, and have been included in fixed-fee service revenues in the Company’s condensed consolidated statements of operations.

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

Charter revenue for the three and six months ended June 30, 2013 was $23.1 million and $51.5 million, respectively. Charter revenue for the three and six months ended June 30, 2012 was $24.6 million and $57.3 million, respectively. The charter revenues predominantly include the fixed price charter flying on Airbus aircraft.

Restricted Cash – Restricted cash primarily consists of funds held as collateral for bankcard and credit card processors and are invested in money market accounts or held by credit card processors directly. These contracts with the processors require a hold-back of funds equal to a certain percentage of the air traffic liability associated with the estimated amount of bankcard transactions. The total hold-back amount at June 30, 2013 and December 31, 2012 is $158.5 million and $109.7 million, respectively. The Company also maintains restricted amounts for satisfying debt and lease payments due within the next year and certificates of deposit that secure certain letters of credit issued for workers' compensation claim reserves and certain airport authorities. Restricted cash is carried at cost, which management believes approximates fair value.

Stockholders’ Equity – For the period from December 31, 2012 through June 30, 2013, additional paid-in capital increased to $417.1 million from $412.1 million due to $1.8 million of stock compensation expense and $3.2 million of proceeds for options exercised, accumulated other comprehensive loss decreased to $4.9 million from $5.0 million due to the reclassification adjustment for loss realized on derivatives, and accumulated earnings increased from $288.2 million to $313.1 million based on current year to date net income.

Net Income (Loss) Per Common Share – The following table is based on the weighted average number of common shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations (in millions, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic and diluted income per share:

Net income	$24.6	$20.0	$24.9	$12.9

Income effect of assumed-conversion interest on 8.0% convertible debt	0.5	0.3	1.0	—

Income after assumed conversion	$25.1	$20.3	$25.9	$12.9

Weighted average common shares outstanding	49.2	48.4	48.9	48.4
Effect of dilutive securities:
Stock options	0.5	0.2	0.5	0.1
Convertible debt	4.7	2.2	4.7	—
Shares used to compute diluted earnings per share	54.4	50.8	54.1	48.5

Net income per share - Basic	$0.50	$0.41	$0.51	$0.27

Net income per share - Diluted	$0.46	$0.40	$0.48	$0.27

The Company excluded 3.0 million and 4.0 million employee stock options from the calculation of diluted net income per share due to their anti-dilutive impact for the three months ended June 30, 2013 and 2012, respectively. The Company excluded 3.0 million and 4.2 million employee stock options from the calculation of diluted net income per share due to their anti-dilutive impact for the six months ended June 30, 2013 and 2012, respectively.

The Company has two convertible notes with face values of $22.3 million and $25.0 million that are convertible in whole or in part, at the option of the holder, for up to 2.2 million and 2.5 million shares, respectively, of the Company’s common stock as of June 30, 2013.  The convertible note payable for 2.5 million shares was issued in November of 2012. The convertible notes payable were dilutive for the three and six months ended June 30, 2013. The convertible note payable for 2.2 million shares was dilutive for the three months ended June 30, 2012, and anti-dilutive for six months ended June 30, 2012.

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

Level 1	quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2	quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	unobservable inputs for the asset or liability.

The following table sets forth information regarding the Company's assets (liabilities) measured at fair value on a recurring basis (in millions):

Fair Value of Assets (Liabilities) on a Recurring Basis	June 30, 2013	Level 1	Level 2	Level 3
Chautauqua restructuring asset	$86.7	$—	$—	$86.7
Accrued liabilities fuel hedge contracts not designated as hedges	(1.2)	—	(1.2)	—

Fair Value of Assets on a Recurring Basis	December 31, 2012	Level 1	Level 2	Level 3
Chautauqua restructuring asset	$86.4	$—	$—	$86.4

Chautauqua restructuring asset - In October 2012, the Company restructured certain aircraft ownership obligations related to its 50-seat regional jet platform, Chautauqua. The asset is recorded in the condensed consolidated balance sheet in other assets. The recurring fair value measurement of this restructuring has been calculated using an income approach, which requires the use of subjective assumptions that are considered level 3 inputs. Fair values have been estimated by discounting the cash flows expected to be received over the term of the applicable agreement, using a discount rate based on observable yields on instruments bearing comparable risks and credit worthiness of the counterparty. Critical assumptions used in the fair value measurement primarily include the amount and timing of cash inflows, the discount rate and the probability of whether the call option on the restructured aircraft will be exercised by the counterparty. A change in these assumptions could result in a significantly higher or lower fair value measurement, which would result in a gain or loss during the period in which the assumption changes. The difference between the fair value of the restructuring asset and the fair value of the convertible note will be recognized as a reduction to depreciation expense over the remaining useful life of the related aircraft subject to this agreement. There have been no significant changes in assumptions or fair value calculation during the period ended June 30, 2013.

In March 2013 the agreement was amended, which resulted in a $12.0 million increase in the restructuring asset under the fair value option. The $12.0 million increase represents the fair value of expected future cash inflows under the amendment. In addition, this amendment resulted in a $12.0 million deferred credit, which is included in accrued liabilities. As of June 30, 2013, the Company would owe approximately $10.9 million under certain circumstances of non-performance or voluntary repayment, however, the Company estimated the probability of repayment as remote.

The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements using Level 3 inputs (in millions):

3 Months Ended June 30, 2013	Chautauqua Restructuring Asset
Beginning Balance, March 31, 2013	$94.1
Cash received or other	(7.4)
Ending Balance, June 30, 2013	$86.7

6 Months Ended June 30, 2013	Chautauqua Restructuring Asset
Beginning Balance, December 31, 2012	$86.4
Amendment to agreement	12.0
Cash received or other	(11.7)
Ending Balance, June 30, 2013	$86.7

Fuel Derivatives - The Company’s derivative contracts are privately negotiated contracts that are not exchange-traded and are classified in other current assets or accrued liabilities.   The recurring fair value measurements based on level 2 inputs are estimated with option pricing models that employ observable inputs.  Inputs to the valuation models include contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others. The fair value of these derivatives was not material at June 30, 2013 and December 31, 2012.

Hedge Expense - The Company does not hold or issue any derivative financial instruments for speculative trading purposes.  The Company chose not to designate these derivatives as hedges, and as such, realized and unrealized mark-to-market adjustments are included in aircraft fuel expense in the condensed consolidated statements of operations.

The following table sets forth information regarding the Company's expense recorded in the condensed consolidated statements of operations related to our hedge contracts (in millions):

	June 30,
Three months ended	2013	2012
Aircraft fuel expense	$1.7	$3.4

Six months ended	2013	2012
Aircraft fuel expense	$1.3	$3.4

Fair Value of Debt - Market risk associated with our fixed and variable rate long-term debt relates to the potential change in fair value and impact to future earnings, respectively, from a change in interest rates. In the table below, the aggregate fair value of debt was based primarily on recently completed market transactions and estimates based on interest rates, maturities, credit risk, Black-Scholes assumptions and underlying collateral and is classified primarily as level 3 within the fair value hierarchy.

	June 30,	December 31,
	2013	2012
Total debt at par value	$1,983.9	$2,121.6
Unamortized discount, net	(1.9)	(2.1)
Net carrying amount	$1,982.0	$2,119.5
Estimated fair value	2,000.2	2,071.2

New Accounting Pronouncements – In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard provides updated guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment becomes affective for fiscal years beginning after December 15, 2013, and the impending impact to the consolidated financial statements will not be material.

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

3.  Debt

During the six months ended June 30, 2013, the Company sold aircraft for proceeds of $39.9 million. The proceeds from the sale of these aircraft were used to extinguish the debt associated with these aircraft of $34.6 million.

We are required to comply with certain operational related non-financial covenants on certain financing agreements. As of June 30, 2013, the Company was in compliance with all of our covenants, however, Frontier's agreement with Barclaycard requires that it maintain certain operational levels of passengers enplaned and active frequent flyer members. These are required conditions precedent to Barclaycard "repurchasing" mileage under the program. Frontier's failure to meet the condition precedent as of March 31, 2013 and through June 30, 2013, has effectively reduced the affinity card debt by approximately $11.3 million during the second quarter of 2013. The Company can provide no assurance this condition precedent will be satisfied; and to the extent that this condition is not satisfied the debt will continue to reduce at a rate of $3.7 million per month, up to a maximum of $33.7 million which is the current debt as of June 30, 2013.

4. Commitments and Contingencies

The following table displays the Company's future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due by Period
						Beyond
	2013	2014	2015	2016	2017	2018	Total
Debt or lease financed aircraft under purchase obligations(1)	$537.2	$619.5	$896.1	$1,492.3	$822.4	$6,605.4	$10,972.9
Engines under firm orders	15.9	21.2	19.3	21.0	7.0	—	84.4
Total contractual obligations for aircraft and engines	$553.1	$640.7	$915.4	$1,513.3	$829.4	$6,605.4	$11,057.3

(1) The Company has finance commitments at current market terms.

The information in the table above reflects a purchase price of the aircraft at projected delivery dates.

Contingencies

The Company is subject to certain legal and administrative actions which management considers routine to its business activities. As of June 30, 2013, management believes, after consultation with legal counsel, the ultimate outcome of any pending legal matters, except the information discussed below, will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

On June 10, 2011, Frontier reached a tentative agreement with the Frontier pilots (the “Pilots”), then represented by the Frontier Airlines Pilot Association ("FAPA"), pursuant to which FAPA agreed in principle to the restructuring of certain wages and benefits. On June 17, 2011, the tentative agreement was ratified by the Pilots.

The agreement included, among other things, (i) the postponement of certain pay increases, (ii) reduced Company contributions to the Pilots' 401(k) plan, (iii) reduced accruals for vacation days and sick days and (iv) an extension of the collective bargaining agreement by two years (collectively, the "Investment"). In exchange for the Investment, the Frontier pilots will receive an equity stake in Frontier or cash settlement valued at $7.2 million, which vests over the term of the agreement. As of June 30, 2013, the Company has recorded an accrued liability of $3.7 million for the equity stake. As of June 30, 2013, the Company has complied with all conditions of the agreement. The Company continues its efforts to sell or attract an equity investment in Frontier that would reduce the Company's ownership of Frontier to a minority interest by December 31, 2014.

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

As of June 30, 2013, approximately 62% of the Company's workforce is employed under union contracts. The union contracts for Republic pilots are currently amendable. Although we have never had a work interruption or stoppage, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. If we are unable to reach agreement with any of our unionized work groups on the amended terms of their collective bargaining agreements, we may be subject to work interruptions and/or stoppages. Any sustained work stoppages could adversely affect our ability to fulfill our obligations under our fixed-fee and pro-rate agreements and could have a material adverse effect on our financial condition and results of operations.

Contract negotiations with Republic pilots, which began in July 2007, have been in federal mediation since June 2011. In February 2013, the Company presented its last, best and final offer in Washington, D.C. at the National Mediation Board ("NMB"). Because the union's local representatives did not respond to the Company's offer, the federal mediator suspended negotiations. However on February 27, 2013, the Company received notice from the union's national division that it will allow the Republic pilots to vote on the offer, although no such vote was ever scheduled. The Company's final offer would significantly increase its wage and benefits costs for its Republic pilots. There can be no assurance that the Company's last, best and final offer will be voted on or approved by our pilots.

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

Segment financial information as of and for the three months ended June 30, 2013 and 2012 for the Company’s reportable segments is as follows (in millions):

Three Months Ended June 30, 2013	Republic	Frontier	Total
Fixed-fee service	$316.9	$—	$316.9
Passenger service	13.8	294.4	308.2
Charter and other	6.1	33.2	39.3
TOTAL OPERATING REVENUES	336.8	327.6	664.4
OPERATING EXPENSES:
Wages and benefits	83.1	61.5	144.6
Aircraft fuel	12.1	114.2	126.3
Landing fees and airport rents	14.4	26.2	40.6
Aircraft and engine rent	30.8	33.3	64.1
Maintenance and repair	62.0	11.5	73.5
Insurance and taxes	6.0	4.5	10.5
Depreciation and amortization	36.3	7.2	43.5
Promotion and sales	0.7	21.6	22.3
Other	35.6	33.1	68.7
Total operating expenses	281.0	313.1	594.1
OPERATING INCOME	55.8	14.5	70.3
Total non-operating expense, net	(28.1)	(0.8)	(28.9)
INCOME BEFORE INCOME TAXES	$27.7	$13.7	$41.4

Total assets	$2,877.2	$820.8	$3,698.0
Total debt	1,851.3	130.7	1,982.0

Three Months Ended June 30, 2012	Republic	Frontier	Total
Fixed-fee service	$282.0	$—	$282.0
Passenger service	69.9	337.9	407.8
Charter and other	5.5	32.8	38.3
TOTAL OPERATING REVENUES	357.4	370.7	728.1
OPERATING EXPENSES:
Wages and benefits	72.8	66.3	139.1
Aircraft fuel	54.4	136.8	191.2
Landing fees and airport rents	15.9	27.8	43.7
Aircraft and engine rent	28.4	33.1	61.5
Maintenance and repair	55.1	14.4	69.5
Insurance and taxes	6.7	4.3	11.0
Depreciation and amortization	40.6	7.3	47.9
Promotion and sales	3.5	25.9	29.4
Other	30.3	39.3	69.6
Total operating expenses	307.7	355.2	662.9
OPERATING INCOME	49.7	15.5	65.2
Total other non-operating expense, net	(30.7)	(1.4)	(32.1)
INCOME BEFORE INCOME TAXES	$19.0	$14.1	$33.1

Total assets	$2,987.9	$902.2	$3,890.1
Total debt	2,099.0	155.6	2,254.6

Segment financial information as of and for the six months ended June 30, 2013 and 2012 for the Company’s reportable segments is as follows (in millions):

Six Months Ended June 30, 2013	Republic	Frontier	Total
Fixed-fee service	$620.9	$—	$620.9
Passenger service	29.0	566.7	595.7
Charter and other	11.6	71.8	83.4
TOTAL OPERATING REVENUES	661.5	638.5	1,300.0
OPERATING EXPENSES:
Wages and benefits	166.6	124.7	291.3
Aircraft fuel	25.7	232.2	257.9
Landing fees and airport rents	30.4	51.7	82.1
Aircraft and engine rent	59.6	65.4	125.0
Maintenance and repair	116.7	31.9	148.6
Insurance and taxes	12.1	7.9	20.0
Depreciation and amortization	73.9	13.9	87.8
Promotion and sales	1.5	42.5	44.0
Other	70.1	72.8	142.9
Total operating expenses	556.6	643.0	1,199.6
OPERATING INCOME (LOSS)	104.9	(4.5)	100.4
Total other non-operating expense, net	(56.6)	(1.9)	(58.5)
INCOME (LOSS) BEFORE INCOME TAXES	$48.3	$(6.4)	$41.9

Total assets	$2,877.2	$820.8	$3,698.0
Total debt	1,851.3	130.7	1,982.0

Six Months Ended June 30, 2012	Republic	Frontier	Total
Fixed-fee service	$560.0	$—	$560.0
Passenger service	137.3	644.0	781.3
Charter and other	15.3	69.1	84.4
TOTAL OPERATING REVENUES	712.6	713.1	1,425.7
OPERATING EXPENSES:
Wages and benefits	143.2	134.7	277.9
Aircraft fuel	114.2	268.7	382.9
Landing fees and airport rents	32.3	56.6	88.9
Aircraft and engine rent	57.1	67.1	124.2
Maintenance and repair	111.5	33.5	145.0
Insurance and taxes	12.9	8.6	21.5
Depreciation and amortization	81.3	14.3	95.6
Promotion and sales	6.9	52.3	59.2
Other	61.2	81.9	143.1
Total operating expenses	620.6	717.7	1,338.3
OPERATING INCOME (LOSS)	92.0	(4.6)	87.4
Total other non-operating expense, net	(62.1)	(2.9)	(65.0)
INCOME (LOSS) BEFORE INCOME TAXES	$29.9	$(7.5)	$22.4

Total assets	$2,987.9	$902.2	$3,890.1
Total debt	2,099.0	155.6	2,254.6

6. Recent Business Developments

On June 17, 2013, the Company announced it has reached a tentative agreement (TA) on a new five-year contract with the Transportation Workers Union (TWU) Local 540 Dispatchers. The new labor contract was ratified and approved by union membership on August 1, 2013. The labor contract reached with Dispatchers from Chautauqua Airlines, Republic Airlines, and Shuttle America becomes amendable on August 1, 2018.

On June 24, 2013, the Company announced it had reached a TA on a new five-year contract with the International Brotherhood of Teamsters (IBT) Local 135 Flight Attendants. The new labor contract was ratified and approved by union membership on July 29, 2013. The labor contract reached with flight attendants from Chautauqua Airlines, Republic Airlines and Shuttle America becomes amendable on July 29, 2018.

On July 15, 2013, the Company entered into a Funding Agreement and a Loan Agreement with Agencia Especial de Financiamento Industrial - Finame and a related Aircraft Security Agreement, dated as of July 2, 2013 with Wells Fargo Bank Northwest, National Association, as Security Trustee, providing for commitments from the Lender to the Company to finance the Company's purchase of up to 47 Embraer ERJ 175LR aircraft pursuant to an Amended and Restated Purchase Agreement COM 0190-10 dated as of January 23, 2013 between Embraer S.A. and the Company.

Pursuant to the Funding Agreement and the Loan Agreement, the Lender has committed to make separate loans to the Company with respect to each financed aircraft in an amount of up to 85% of the net cost of each of such aircraft up to a total commitment of approximately $1.0 billion.

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

As of June 30, 2013, the Company’s operating airline subsidiaries offered scheduled passenger service on 1,616 flights daily to 146 cities in 45 states, the Bahamas, Canada, Costa Rica, Dominican Republic, Jamaica, Mexico, and the Turks and Caicos Islands under scheduled passenger service or pro-rate operations as Frontier Airlines and through fixed-fee code-share agreements with AMR Corp., the parent of American Airlines, Inc. ("American"), Continental Airlines, Inc. ("Continental"), Delta Air Lines, Inc. ("Delta"), United Air Lines, Inc. ("United"), and US Airways, Inc. ("US Airways") (collectively referred to as our "Partners"). During the six months ended June 30, 2013, our operational fleet increased from 281 to 284.

Our Frontier network has a regional focus in Denver, CO and is expanding point-to-point service from locations such as Orlando, FL and Trenton, NJ.  The passenger service operation exposes us to changes in passenger demand, fare competition and fluctuations in fuel prices.

Separation

The Company's process to sell Frontier continues. We have entered into an exclusive, non-binding term sheet with a third-party purchaser. The term sheet contains several conditions which must be met in order for the parties to enter into a binding commitment and thereafter complete the transaction. Some of those conditions require third-party agreements, which we can neither control nor assure cooperation. If a binding sales agreement is reached we currently would expect such a closing to occur late in the third quarter of 2013; however, we can provide no assurance as to the exact timing of when, or if, such a transaction could be consummated. We do believe any such transaction would have a material impact on our financial position and results of operations, and could have a significant impact on the price of our common stock.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table sets forth operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights - Republic	Three Months Ended June 30,
	2013	2012	Change
Fixed-fee service	$316.9	$282.0	12.4%
Passenger service	13.8	69.9	(80.3)%
Charter and other	6.1	5.5	10.9%
Total revenues (millions)	$336.8	$357.4	(5.8)%
Total fuel expense (millions)[1]	$12.1	$54.4	(77.8)%
Operating aircraft at period end:
37-50 seats	70	71	(1.4)%
69-99 seats	162	149	8.7%
Block hours[6]	187,087	172,009	8.8%
Departures	110,399	100,917	9.4%
Passengers carried	5,505,182	5,097,549	8.0%
Revenue passenger miles ("RPM") (millions) [2]	2,619	2,569	1.9%
Available seat miles ("ASM") (millions) [3]	3,338	3,349	(0.3)%
Passenger load factor [4]	78.4%	76.7%	1.7 pts
Cost per ASM, including interest expense (cents) [5]	9.26	10.10	(8.3)%
Cost per ASM, including interest expense and excluding fuel expense (cents)	8.90	8.48	5.0%
Gallons consumed[1]	3,626,092	16,675,906	(78.3)%
Average cost per gallon	$3.34	$3.26	2.5%
Average daily utilization of each aircraft (hours) [7]	9.7	10.1	(4.0)%
Average length of aircraft flight (miles)	459	492	(6.7)%
Average seat density	66	67	(1.5)%

Operating Highlights - Frontier	Three Months Ended June 30,
	2013	2012	Change
Passenger service	$294.4	$337.9	(12.9)%
Cargo and other	33.2	32.8	1.2%
Total revenues (millions)	$327.6	$370.7	(11.6)%
Total fuel expense (millions)	$114.2	$136.8	(16.5)%
Operating aircraft at period end:
120 seats	1	3	(66.7)%
138 seats	35	39	(10.3)%
162-168 seats	16	16	—%
Passengers carried	2,693,898	2,739,018	(1.6)%
Revenue passenger miles ("RPM") (millions) [2]	2,486	2,743	(9.4)%
Available seat miles ("ASM") (millions) [3]	2,734	3,042	(10.1)%
Passenger load factor [4]	90.9%	90.1%	0.8 pts
Total revenue per available seat mile (cents)	11.98	12.18	(1.6)%
Operating cost per ASM (cents) 5 8	11.45	11.68	(2.0)%
Fuel cost per available seat mile (cents) [8]	4.18	4.50	(7.1)%
Cost per ASM, excluding fuel expense (cents)	7.27	7.18	1.3%
Gallons consumed	36,406,081	40,885,349	(11.0)%
Average cost per gallon [8]	$3.14	$3.35	(6.3)%
Block hours[6]	49,210	54,959	(10.5)%
Departures	20,490	21,611	(5.2)%
Average daily utilization of each aircraft (hours) [7]	11.0	11.2	(1.8)%
Average length of aircraft flight (miles)	918	991	(7.4)%
Average seat density	145	142	2.1%

1.
Includes $25.1 million of fuel expense reimbursement for the three months ended June 30, 2012. Effective July 1, 2012, United agreed to supply fuel directly to our flights under its code-share agreements and the Company will no longer recognize the cost of fuel and related revenue for fuel used under the United Code-Share Agreement. Only fuel for pro-rate and fixed-fee charter flying is included in the fuel amount for the three months ended June 30, 2013.

2.	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

3.	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

4.	Passenger load factor is revenue passenger miles divided by available seat miles.

5.	Total operating costs divided by available seat miles.

6.	Hours from takeoff to landing, including taxi time.

7.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

8.	Includes mark-to-market fuel hedge expense of $1.7 million and $3.4 million for the three months ended June 30, 2013 and 2012.

The following table sets forth information regarding the Company’s revenues and expenses for the three months ended June 30, 2013 and 2012. Individual expense components are also expressed in cents per ASM (in millions unless otherwise indicated).

	Republic
Three Months Ended June 30,	2013	2012	Cost per ASM (cents) 2013	Cost per ASM (cents) 2012	Variance (cents)	% Variance
Fixed-fee service	$316.9	$282.0
Passenger service	13.8	69.9
Charter and other	6.1	5.5
TOTAL OPERATING REVENUES	$336.8	$357.4
OPERATING EXPENSES:
Wages and benefits	83.1	72.8	2.49	2.17	0.32	14.7%
Aircraft fuel	12.1	54.4	0.36	1.62	(1.26)	(77.8)%
Landing fees and airport rents	14.4	15.9	0.43	0.47	(0.04)	(8.5)%
Aircraft and engine rent	30.8	28.4	0.92	0.85	0.07	8.2%
Maintenance and repair	62.0	55.1	1.86	1.65	0.21	12.7%
Insurance and taxes	6.0	6.7	0.18	0.20	(0.02)	(10.0)%
Depreciation and amortization	36.3	40.6	1.09	1.21	(0.12)	(9.9)%
Promotion and sales	0.7	3.5	0.02	0.10	(0.08)	(80.0)%
Other	35.6	30.3	1.07	0.90	0.17	18.9%
Total operating expenses	281.0	307.7	8.42	9.19	(0.77)	(8.4)%
OPERATING INCOME	55.8	49.7
Total non-operating expense, net	(28.1)	(30.7)	(0.84)	(0.92)	0.08	(8.7)%
INCOME BEFORE INCOME TAXES	$27.7	$19.0

	Frontier
Three Months Ended June 30,	2013	2012	Cost per ASM (cents) 2013	Cost per ASM (cents) 2012	Variance (cents)	% Variance
Passenger service	294.4	337.9
Cargo and other	33.2	32.8
TOTAL OPERATING REVENUES	$327.6	$370.7
OPERATING EXPENSES:
Wages and benefits	61.5	66.3	2.25	2.18	0.07	3.2%
Aircraft fuel	114.2	136.8	4.18	4.50	(0.32)	(7.1)%
Landing fees and airport rents	26.2	27.8	0.96	0.91	0.05	5.5%
Aircraft and engine rent	33.3	33.1	1.22	1.09	0.13	11.9%
Maintenance and repair	11.5	14.4	0.42	0.47	(0.05)	(10.6)%
Insurance and taxes	4.5	4.3	0.16	0.14	0.02	14.3%
Depreciation and amortization	7.2	7.3	0.26	0.24	0.02	8.3%
Promotion and sales	21.6	25.9	0.79	0.85	(0.06)	(7.1)%
Other	33.1	39.3	1.21	1.29	(0.08)	(6.2)%
Total operating expenses	313.1	355.2	11.45	11.68	(0.22)	(1.9)%
OPERATING INCOME	14.5	15.5
Total non-operating expense, net	(0.8)	(1.4)	(0.03)	(0.05)	0.02	(40.0)%
INCOME BEFORE INCOME TAXES	$13.7	$14.1

Republic

Operating Revenues

Operating revenue decreased by 5.8% primarily due to a decrease in pro-rate flying on behalf of the Frontier segment and a reduction in pass-through fuel revenues. The Company removed 13 aircraft between the second quarter of 2012 and the second quarter of 2013 from pro-rate service. The removed aircraft were redeployed or sold, resulting in an overall reduction in flying compared to the prior year. Revenue from our capacity purchase agreement ("CPA") flying increased despite a reduction in pass-through fuel revenue of $25.1 million due to the redeployment of aircraft from pro-rate service and the addition of Q400 aircraft.

Factors relating to significant changes in operating expenses are discussed below.

The increase in wages and benefits unit cost of 0.32¢ per ASM was primarily related to an increase in flight crew salaries and benefits costs for our additional Q400 aircraft which represents approximately 0.20¢ per ASM of the overall increase in wages and benefits cost per ASM. In addition the Company has been reducing its administrative fee to Frontier for overhead and support services which contributed to an increase of 0.06¢ per ASM.

The decrease in aircraft fuel unit cost of 1.26¢ per ASM was primarily due to the removal of United fuel expense effective July 1, 2012, for CPA flying which represents approximately 0.75¢ per ASM of the overall decrease in fuel, coupled with the decrease in gallons consumed because of a reduction in pro-rate flying for Frontier, representing approximately 0.67¢ per ASM of the overall decrease. The decrease was offset by an increase of 0.15¢ per ASM for fuel costs related to increased flying in our charter programs.

The increase in maintenance and repair unit cost of 0.21¢ per ASM was primarily related to maintenance on the Q400 aircraft put into service in 2013 which represents approximately 0.26¢ per ASM of the total increase, coupled with increased maintenance on small jet aircraft, representing 0.10¢ per ASM of the overall increase. This was offset by a decrease of 0.14¢ per ASM for maintenance on large jet aircraft and E190 aircraft.

The decrease in depreciation and amortization unit cost of 0.12¢ per ASM was primarily due to the Chautauqua restructuring on small jets.

The decrease in promotion and sales unit cost of 0.08¢ per ASM was primarily related to the reduction in pro-rate flying for Frontier.

The increase in other expenses unit cost of 0.17¢ per ASM was primarily due to an increase in customer service costs associated with our fixed fee charter programs which accounted for approximately 0.06¢ per ASM of the increase and an increase in total other flight operations related to our increased Q400 operations representing approximately 0.05¢ per ASM of the overall increase. In addition the Company has been reducing its administrative fee to Frontier for overhead and support services which contributed to an increase of 0.06¢ per ASM.

Frontier

Operating revenues decreased by 11.6% as a result of a decrease in ASM's of 10.1% and a decrease in stage length of 7.4%. The decrease in ASM's resulted from a reduction in fleet size of six Airbus aircraft. Total revenue per available seat mile decreased 1.6%.

Factors relating to significant changes in operating expenses are discussed below:

Aircraft fuel unit cost decreased 0.32¢ per ASM primarily due to a decrease in the gallons burned per hour which contributed a 0.07¢ per ASM decrease and a 0.21¢ decrease in the cost per gallon.

Aircraft and engine rent increased 0.13¢ per ASM due primarily to a shorter stage length for the second quarter of 2013.

Consolidated

We recorded an income tax expense of $16.8 million or 40.6% effective tax rate in the current quarter compared with an income tax expense of $13.1 million or 39.6% effective tax rate in the prior-year quarter.  The effective tax rate for the current and prior-year quarters is higher than the statutory rate due to the net effect of state income taxes and non-deductible meals and entertainment expense, primarily for our flight crews.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table sets forth operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights - Republic	Six Months Ended June 30,
	2013	2012	Change
Fixed-fee service	$620.9	$560.0	10.9%
Passenger service	29.0	137.3	(78.9)%
Charter and other	11.6	15.3	(24.2)%
Total revenues (millions)	$661.5	$712.6	(7.2)%
Total fuel expense (millions)[1]	$25.7	$114.2	(77.5)%
Operating aircraft at period end:
37-50 seats	70	71	(1.4)%
69-99 seats	162	149	8.7%
Block hours[6]	364,666	346,711	5.2%
Departures	213,023	201,736	5.6%
Passengers carried	10,285,323	9,615,503	7.0%
Revenue passenger miles ("RPM") (millions) [2]	4,913	4,869	0.9%
Available seat miles ("ASM") (millions) [3]	6,506	6,720	(3.2)%
Passenger load factor [4]	75.5%	72.5%	3.0 pts
Cost per ASM, including interest expense (cents) [5]	9.43	10.16	(7.2)%
Cost per ASM, including interest expense and excluding fuel expense (cents)	9.03	8.46	6.7%
Gallons consumed[1]	7,150,124	34,646,257	(79.4)%
Average cost per gallon	$3.59	$3.30	8.8%
Average daily utilization of each aircraft (hours) [7]	9.6	9.9	(3.0)%
Average length of aircraft flight (miles)	463	494	(6.3)%
Average seat density	66	67	(1.5)%

Operating Highlights - Frontier	Six Months Ended June 30,
	2013	2012	Change
Passenger service	$566.7	$644.0	(12.0)%
Cargo and other	71.8	69.1	3.9%
Total revenues (millions)	$638.5	$713.1	(10.5)%
Total fuel expense (millions)	$232.2	$268.7	(13.6)%
Operating aircraft at period end:
120 seats	1	3	(66.7)%
138 seats	35	39	(10.3)%
162-168 seats	16	16	—%
Passengers carried	5,088,621	5,256,490	(3.2)%
Revenue passenger miles ("RPM") (millions) [2]	4,787	5,284	(9.4)%
Available seat miles ("ASM") (millions) [3]	5,356	6,042	(11.4)%
Passenger load factor [4]	89.4%	87.4%	2.0 pts
Total revenue per available seat mile (cents)	11.92	11.80	1.0%
Operating cost per ASM (cents) 5 8	12.01	11.88	1.1%
Fuel cost per available seat mile (cents) [8]	4.34	4.45	(2.5)%
Cost per ASM, excluding fuel expense (cents)	7.67	7.43	3.2%
Gallons consumed	70,988,452	79,842,719	(11.1)%
Average cost per gallon [8]	$3.27	$3.37	(3.0)%
Block hours[6]	96,553	109,882	(12.1)%
Departures	39,464	42,857	(7.9)%
Average daily utilization of each aircraft (hours) [7]	10.4	10.7	(2.8)%
Average length of aircraft flight (miles)	935	994	(5.9)%
Average seat density	145	142	2.1%

1.
Includes $49.6 million of fuel expense reimbursement for the six months ended June 30, 2012. Effective July 1, 2012, United agreed to supply fuel directly to our flights under its code-share agreements and the Company will no longer recognize the cost of fuel and related revenue for fuel used under the United Code-Share Agreement. Only fuel for pro-rate and fixed-fee charter flying is included in the fuel amount for the six months ended June 30, 2013.

2.	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

3.	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

4.	Passenger load factor is revenue passenger miles divided by available seat miles.

5.	Total operating costs divided by available seat miles.

6.	Hours from takeoff to landing, including taxi time.

7.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

8.	Includes mark-to-market fuel hedge expense of $1.3 million and $3.4 million for the six months ended June 30, 2013 and 2012.

The following table sets forth information regarding the Company’s revenues and expenses for the six months ended June 30, 2013 and 2012. Individual expense components are also expressed in cents per ASM (in millions unless otherwise indicated).

	Republic
Six Months Ended June 30,	2013	2012	Cost per ASM (cents) 2013	Cost per ASM (cents) 2012	Variance (cents)	% Variance
Fixed-fee service	$620.9	$560.0
Passenger service	29.0	137.3
Charter and other	11.6	15.3
TOTAL OPERATING REVENUES	$661.5	$712.6
OPERATING EXPENSES:
Wages and benefits	166.6	143.2	2.56	2.13	0.43	20.2%
Aircraft fuel	25.7	114.2	0.40	1.70	(1.30)	(76.5)%
Landing fees and airport rents	30.4	32.3	0.47	0.48	(0.01)	(2.1)%
Aircraft and engine rent	59.6	57.1	0.92	0.85	0.07	8.2%
Maintenance and repair	116.7	111.5	1.79	1.66	0.13	7.8%
Insurance and taxes	12.1	12.9	0.19	0.19	(0.01)	(5.3)%
Depreciation and amortization	73.9	81.3	1.14	1.21	(0.07)	(5.8)%
Promotion and sales	1.5	6.9	0.02	0.10	(0.08)	(80.0)%
Other	70.1	61.2	1.08	0.91	0.17	18.7%
Total operating expenses	556.6	620.6	8.56	9.24	(0.68)	(7.4)%
OPERATING INCOME	104.9	92.0
Total non-operating expense, net	(56.6)	(62.1)	(0.87)	(0.92)	0.05	(5.4)%
INCOME BEFORE INCOME TAXES	$48.3	$29.9

	Frontier
Six Months Ended June 30,	2013	2012	Cost per ASM (cents) 2013	Cost per ASM (cents) 2012	Variance (cents)	% Variance
Passenger service	566.7	644.0
Cargo and other	71.8	69.1
TOTAL OPERATING REVENUES	$638.5	$713.1
OPERATING EXPENSES:
Wages and benefits	124.7	134.7	2.33	2.23	0.10	4.5%
Aircraft fuel	232.2	268.7	4.34	4.45	(0.11)	(2.5)%
Landing fees and airport rents	51.7	56.6	0.97	0.94	0.03	3.2%
Aircraft and engine rent	65.4	67.1	1.22	1.11	0.11	9.9%
Maintenance and repair	31.9	33.5	0.60	0.55	0.04	7.3%
Insurance and taxes	7.9	8.6	0.15	0.14	0.01	7.1%
Depreciation and amortization	13.9	14.3	0.26	0.24	0.02	8.3%
Promotion and sales	42.5	52.3	0.79	0.87	(0.08)	(9.2)%
Other	72.8	81.9	1.36	1.36	—	—%
Total operating expenses	643.0	717.7	12.01	11.88	0.13	1.1%
OPERATING LOSS	(4.5)	(4.6)
Total non-operating expense, net	(1.9)	(2.9)	(0.04)	(0.05)	0.01	(20.0)%
LOSS BEFORE INCOME TAXES	$(6.4)	$(7.5)

Republic

Operating Revenues

Operating revenue decreased by 7.2% primarily due to a decrease in pro-rate flying on behalf of the Frontier segment and a reduction in pass-through fuel revenues. The Company removed 13 aircraft between the second quarter of 2012 and the second quarter of 2013 from pro-rate service. The removed aircraft were redeployed or sold, resulting in an overall reduction in flying compared to the prior year. Revenue from our capacity purchase agreement ("CPA") flying increased, despite a reduction in pass-through fuel revenue of $49.6 million, due to the redeployment of aircraft from pro-rate service and the addition of Q400 aircraft.

Factors relating to significant changes in operating expenses are discussed below.

The increase in wages and benefits unit cost of 0.43¢ per ASM was partially related to an increase in flight crew salaries and benefits costs for our additional Q400 aircraft which represents approximately 0.17¢ per ASM of the overall increase in wages and benefits cost per ASM. In addition the Company has been reducing its administrative fee to Frontier for overhead and support services which contributed to an increase of 0.05¢ per ASM. The remaining increase in total ASMs relates to an increase in bonus accrual of 0.06¢ per ASM and other regular wage and benefit increases.

The decrease in aircraft fuel unit cost of 1.30¢ per ASM was primarily due to the removal of United fuel expense effective July 1, 2012, for CPA flying which contributed 0.76¢ per ASM to the total decrease, coupled with the decrease in gallons consumed because of a reduction in pro-rate flying for Frontier, representing approximately 0.72¢ per ASM of the overall decrease. The decrease was offset by an increase of 0.14¢ per ASM for fuel costs related to increased flying in our charter programs.

The increase in maintenance and repair unit cost of 0.13¢ per ASM primarily related to maintenance on the Q400 aircraft put into service which represents an approximate increase of 0.21¢ per ASM, offset by a decrease in large jet maintenance for engine events contributing a decrease of approximately 0.10¢ per ASM.

The decrease in promotion and sales unit cost of 0.08¢ per ASM was primarily related to the reduction in pro-rate flying for Frontier.

The increase in other expenses unit cost of 0.17¢ per ASM was primarily due to an increase in customer service costs associated with the fixed fee charter program accounting for 0.07¢ per ASM of the total increase and an increase in total other flight operations related to our Q400 operations, contributing 0.05¢ per ASM of the increase. In addition the Company has been reducing its administrative fee to Frontier for overhead and support services which contributed to an increase of 0.06¢ per ASM.

Frontier

Operating revenues decreased by 10.5% as a result of a decrease in ASM's of 11.4%. The decrease in ASM's resulted from a reduction in fleet size of six Airbus aircraft. Total revenue per available seat mile increased 1.0%.

Factors relating to significant changes in operating expenses are discussed below:

Wages and benefits cost increased by 0.10¢ per ASM due primarily to a reduction of ASM's of 11.4%. While, the Company significantly reduced its staffing for customer service operations, it did not furlough pilots, flight attendants, or mechanics which caused an increase in unit costs.

Aircraft fuel unit cost decreased 0.11¢ per ASM primarily due to a 0.10¢ per ASM decrease in the cost per gallon.

Aircraft and engine rent unit cost increased 0.11¢ per ASM due primarily to a shorter stage length for the second quarter of 2013.

Promotion and sales unit costs have decreased 0.08¢ per ASM due to a change in the booking mix as Frontier passengers are booking more flights through the direct method as opposed to on-line travel agencies.

Consolidated

We recorded an income tax expense of $17.0 million or 40.6% effective tax rate in the six months ended June 30, 2013 compared with an income tax expense of $9.5 million or 42.4% effective tax rate in the six months ended June 30, 2012.  The effective tax rate is higher than the statutory rate due to the net effect of state income taxes and non-deductible meals and entertainment expense, primarily for our flight crews.

Liquidity and Capital Resources

As of June 30, 2013, we had a total cash balance of $439.1 million, of which $238.8 million was unrestricted, and a working capital deficit of $67.7 million. The Company currently anticipates that its unrestricted cash on hand, the cash generated from operations, and potential other liquidity initiatives, including but not limited to asset sales, or financings will be sufficient to meet its minimum cash covenants and anticipated working capital and capital expenditure requirements; however, there can be no assurances to that effect.

On July 15, 2013, the Company entered into a Funding Agreement and a Loan Agreement with Agencia Especial de Financiamento Industrial - Finame and a related Aircraft Security Agreement, dated as of July 2, 2013 with Wells Fargo Bank Northwest, National Association, as Security Trustee, providing for commitments from the Lender to the Company to finance the Company's purchase of up to 47 Embraer ERJ 175LR aircraft pursuant to an Amended and Restated Purchase Agreement COM 0190-10 dated as of January 23, 2013 between Embraer S.A. and the Company.

Pursuant to the Funding Agreement and the Loan Agreement, the Lender has committed to make separate loans to the Company with respect to each financed aircraft in an amount of up to 85% of the net cost of each of such aircraft up to a total commitment of approximately $1.0 billion.

We are required to comply with certain operational related non-financial covenants on certain financing agreements. As of June 30, 2013, the Company was in compliance with all of our covenants, however, Frontier's agreement with Barclaycard requires that it maintain certain operational levels of passengers enplaned and active frequent flyer members. These are required conditions precedent to Barclaycard "repurchasing" mileage under the program. Frontier's failure to meet the condition precedent as of March 31, 2013, has effectively reduced the affinity card debt by approximately $11.3 million during the second quarter of 2013. The Company can provide no assurance this condition precedent will be satisfied; and to the extent that this condition is not satisfied the debt will continue to reduce at a rate of $3.7 million per month, up to a maximum of $33.7 million which is the current debt as of June 30, 2013.

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

Net cash provided by operating activities in the six months ended June 30, 2013 was $121.5 million compared to $82.7 million in 2012.  The $38.8 million increase in operating cash flows was primarily attributable to higher pre-tax income during the first half of 2013 as compared to first half of 2012, coupled with the change in working capital deficit.

Net cash provided by investing activities was $0.6 million for the six months ended June 30, 2013, compared to net cash used in investing activities of $16.0 million in 2012.  The $16.6 million increase in investing cash used was primarily due to the sale of E190 aircraft, offset by the payment of aircraft deposits during the six months ended June 30, 2013.

Net cash used in financing activities was $130.5 million and $105.7 million for the six months ended June 30, 2013 and 2012, respectively.  The $24.8 million increase in cash used in financing activities relates primarily to the early extinguishment of aircraft debt and other refinanced aircraft of $58.7 million paid during the first six months of 2013, offset by proceeds from debt issuance and other refinancing of $38.5 million. The Company's normal recurring principal payments were $112.8 million and $105.5 million for the six months ended June 30, 2013 and 2012, respectively.

Aircraft Leases and Other Leases

We have significant obligations for aircraft and engines that are classified as operating leases, and therefore are not reflected as liabilities on our balance sheet. Our aircraft leases expire between 2013 and 2023. As of June 30, 2013, our total mandatory payments under operating leases for aircraft aggregated approximately $990.4 million and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable aircraft operating leases is approximately $196.8 million.

In July 2012, the Company entered into an agreement with Continental Airlines, Inc. to operate 32 Q400 aircraft under the United Express brand. 28 of the 32 aircraft and spare engines will be operated under operating leases and therefore are not reflected as assets or liabilities on our balance sheet. Our aircraft leases for these aircraft expire between 2020 and 2021. If there is a breach in the agreement, the liability to the Company is no longer mandatory, and lease responsibility reverts back to the original lessor. As of June 30, 2013, our total payments under the operating leases for aircraft and engines aggregated approximately $279.7 million and total minimum annual aircraft and engine rental payments for the next 12 months under these operating leases is approximately $35.6 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. These leases expire from 2013 through 2033. As of June 30, 2013, our total mandatory payments under other non-cancelable operating leases aggregated approximately $108.3 million. Total minimum annual other rental payments for the next 12 months are approximately $22.5 million.

Purchase Commitments

The following table displays the Company's future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due By Period
						Beyond
	2013	2014	2015	2016	2017	2018	Total
Debt or lease financed aircraft under purchase obligations(1)	$537.2	$619.5	$896.1	$1,492.3	$822.4	$6,605.4	$10,972.9
Engines under firm orders	15.9	21.2	19.3	21.0	7.0	—	84.4
Total contractual obligations for aircraft and engines	$553.1	$640.7	$915.4	$1,513.3	$829.4	$6,605.4	$11,057.3

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard provides updated guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment becomes affective for fiscal years beginning after December 15, 2013, and the impending impact to the consolidated financial statements will not be material.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Our earnings can be affected by changes in interest rates due to the amount of cash and cash equivalents held and variable rate debt. At June 30, 2013, approximately $210.1 million of our outstanding debt was at variable interest rates.   A one hundred basis point change in the LIBOR rate would increase or decrease interest expense by $1.1 million for the six months ended June 30, 2013.

Aircraft Fuel Price Risk

Our results of operations are materially impacted by changes in aircraft fuel prices. In an effort to manage our exposure to this risk, we periodically place hedges on fuel instruments with crude oil or JET fuel. As of June 30, 2013, the Company has approximately 35% of anticipated fuel consumption hedged for the third quarter of 2013 using a combination of options and swaps. We do not hold or issue any derivative financial instruments for trading purposes. These fuel hedges were not designated for hedge accounting, and, as such, realized and unrealized non-cash mark-to-market adjustments are included in aircraft fuel expense.  A one dollar change in the price per barrel of crude oil would increase or decrease our fuel expense by $1.0 million and $1.9 million for the three and six months ended June 30, 2013.  A one-cent change in the cost of each gallon of fuel would impact our fuel expense by approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2013, based on our current fleet and aircraft fuel consumption.

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

Changes in Internal Control

During the three months ended June 30, 2013, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Letter amending Employment Letter, by and between Frontier Airlines, Inc. and David N. Siegel dated as of April 1, 2013 (filed as exhibit 10.80 to Republic's Form 8-K filed on April 30, 2013 and incorporated herein by reference)

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

31.2
Certification by Timothy P. Dooley, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

32.2
Certification by Timothy P. Dooley, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated:	August 2, 2013	By:	/s/ Bryan K. Bedford
Name: Bryan K. Bedford
Title: Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Dated:	August 2, 2013	By:	/s/ Timothy P. Dooley
Name: Timothy P. Dooley
Title: Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

(a)	Exhibits

10.1
Letter amending Employment Letter, by and between Frontier Airlines, Inc. and David N. Siegel dated as of April 1, 2013 (filed as exhibit 10.80 to Republic's Form 8-K filed on April 30, 2013 and incorporated herein by reference)

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

31.2
Certification by Timothy P. Dooley, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

32.2
Certification by Timothy P. Dooley, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)