Form 10-Q
period 2013-09-30
REPUBLIC AIRWAYS HOLDINGS INC
filed 2013-11-08
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

☐  Yes    ☑No

Number of shares of Common Stock outstanding as of the close of business on November 8, 2013: 48,558,312.

All other items of this report are inapplicable.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share and per share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$191.9	$210.8
Restricted cash	32.2	19.6
Receivables—net of allowance for doubtful accounts of $1.5 and $1.3 respectively	31.0	40.2
Inventories	72.7	72.8
Prepaid expenses and other current assets	13.9	12.2
Assets held for sale	594.8	756.7
Deferred income taxes	48.3	31.3
Total current assets	984.8	1,143.6
Aircraft and other equipment—net	2,354.5	2,311.2
Maintenance deposits	33.0	28.1
Other intangible assets—net	9.0	9.0
Other assets	239.8	163.4
Total assets	$3,621.1	$3,655.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$234.8	$220.7
Accounts payable	21.7	22.9
Accrued liabilities	163.6	148.4
Liabilities held for sale	517.8	522.2
Total current liabilities	937.9	914.2
Long-term debt—less current portion	1,760.9	1,752.0
Deferred credits and other non-current liabilities	104.5	91.0
Deferred income taxes	286.3	384.6
Total liabilities	3,089.6	3,141.8
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; one vote per share;150,000,000 shares authorized; 59,372,192 and 58,529,449 shares issued and 49,425,176 and 48,558,312 shares outstanding, respectively	—	—
Additional paid-in capital	418.9	412.1
Treasury stock, 9,333,266 shares at cost	(181.8)	(181.8)
Accumulated other comprehensive loss	(4.9)	(5.0)
Accumulated earnings	299.3	288.2
Total stockholders' equity	531.5	513.5
Total liabilities and stockholders' equity	$3,621.1	$3,655.3

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
OPERATING REVENUES:
Fixed-fee service	$320.3	$268.7	$941.2	$828.7
Passenger service	12.6	63.1	41.6	200.4
Charter and other	5.7	5.6	17.2	20.9
Total operating revenues	338.6	337.4	1,000.0	1,050.0
OPERATING EXPENSES:
Wages and benefits	87.1	79.0	256.6	227.6
Aircraft fuel	11.3	25.4	37.1	139.6
Landing fees and airport rents	7.9	14.5	38.3	46.9
Aircraft and engine rent	32.0	29.0	91.6	86.1
Maintenance and repair	67.3	66.6	184.0	178.1
Insurance and taxes	6.5	5.8	18.5	18.6
Depreciation and amortization	37.0	39.9	110.5	119.7
Promotion and sales	0.6	3.3	2.1	10.2
Other impairment charges	21.2	—	21.2	—
Other	34.9	34.5	105.4	97.1
Total operating expenses	305.8	298.0	865.3	923.9

OPERATING INCOME	32.8	39.4	134.7	126.1
OTHER INCOME (EXPENSE):
Interest expense	(27.4)	(28.9)	(83.1)	(88.7)
Other—net	—	0.1	0.1	0.1
Total other expense	(27.4)	(28.8)	(83.0)	(88.6)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5.4	10.6	51.7	37.5

INCOME TAX EXPENSE	1.1	4.3	19.9	15.0

INCOME FROM CONTINUING OPERATIONS	4.3	6.3	31.8	22.5

INCOME FROM DISCONTINUED OPERATIONS:
Income from discontinued operations, net of tax	29.8	19.5	27.2	16.2
Loss from disposal of discontinued operations, net of tax	(47.9)	—	(47.9)	—
(Loss) income from discontinued operations, net of tax	(18.1)	19.5	(20.7)	16.2

NET (LOSS) INCOME	$(13.8)	$25.8	$11.1	$38.7

INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE - BASIC	$0.09	$0.13	$0.64	$0.46
INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE - DILUTED	$0.09	$0.13	$0.60	$0.46

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$(0.28)	$0.53	$0.22	$0.80
NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$(0.26)	$0.51	$0.23	$0.79
 See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
NET INCOME (LOSS)	$(13.8)	$25.8	$11.1	$38.7
Other comprehensive income, net:
Reclassification adjustment for income realized on derivatives, net of tax	—	0.1	0.1	0.3

TOTAL COMPREHENSIVE INCOME (LOSS), NET	$(13.8)	$25.9	$11.2	$39.0

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Cash from operating activities - continuing operations	$170.0	$172.2
Cash from operating activities - discontinued operations	66.4	10.6
NET CASH FROM OPERATING ACTIVITIES	236.4	182.8

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(233.4)	(15.2)
Proceeds from sale of other assets	40.1	23.1
Aircraft deposits	(25.0)	—
Other, net	(2.4)	(4.4)

Cash from investing activities - continuing operations	(220.7)	3.5
Cash from investing activities - discontinued operations	(8.0)	(19.9)
NET CASH FROM INVESTING ACTIVITIES	(228.7)	(16.4)

FINANCING ACTIVITIES:
Payments on debt	(147.9)	(144.1)
Proceeds from debt issuance and refinancing	236.8	—
Payments on early extinguishment of debt and refinancing	(58.7)	—
Proceeds from exercise of stock options	3.9	—
Other, net	(2.3)	(0.2)

Cash from financing activities - continuing operations	31.8	(144.3)
Cash from financing activities - discontinued operations	(31.0)	(14.2)
NET CASH FROM FINANCING ACTIVITIES	0.8	(158.5)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8.5	7.9
CASH AND CASH EQUIVALENTS—Beginning of period	247.2	219.3
CASH AND CASH EQUIVALENTS—End of period	255.7	227.2
Less cash and equivalents of discontinued operations at end of year	(63.8)	(21.2)
Cash and equivalents of continuing operations at end of year	$191.9	$206.0

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$86.4	$95.2
Income taxes paid	0.6	0.3
NON-CASH INVESTING & FINANCING TRANSACTIONS:
Aircraft parts financed	$42.8	$—
Chautauqua restructuring asset	12.0	—
Engine received and not yet paid	5.8	—

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

On October 1, 2013, the Company announced that it had entered into a stock purchase agreement to sell Frontier Airlines Holdings, Inc. (“Frontier”) to an affiliate of Indigo Partners LLC. As a result the Company reported Frontier Airlines, Inc. as discontinued operations on the condensed consolidated statement of operations and condensed consolidated statement of cash flows for all periods presented. In addition the assets and liabilities of Frontier have been reported as part of as held for sale on the condensed consolidated balance sheet.

In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal, recurring nature unless otherwise disclosed. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 15, 2013.

Unless otherwise indicated, information in these notes to consolidated financial statements relates to continuing operations. Certain of our operations have been presented as discontinued. See note 5.

2. Summary of Significant Accounting Policies

Rental Income – Under the Company’s fixed-fee code-share and fixed-fee charter agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  The Company has concluded that a component of its fixed-fee service revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the three months ended September 30, 2013 and 2012, were $97.2 million and $83.8 million, respectively. The amounts deemed to be rental income during the nine months ended September 30, 2013 and 2012 were $284.3 million and $250.2 million, respectively, and have been included in fixed-fee service revenues in the Company’s condensed consolidated statements of operations.

Charter and Other Revenue – Charter and other revenue primarily consists of revenue related to our dedicated and co-sold scheduled charters and lease revenue for aircraft subleased under operating leases. Charter revenues are recognized at the point that our charter service is realizable and earned, which is when the transportation is provided. All other revenue is recognized as revenue when the related goods and services are provided.

Restricted Cash – Restricted cash primarily consists of balances in escrow for our long-term charter agreement, restricted amounts for satisfying debt and lease payments due within the next year and certificates of deposit that secure certain letters of credit issued for workers' compensation claim reserves and certain airport authorities. Restricted cash is carried at cost, which management believes approximates fair value.

Assets/Liabilities Held for Sale – Assets/Liabilities held for sale at September 30, 2013 and December 31, 2012, consist of our Frontier operations, flight equipment and spare aircraft parts at the lower of carrying value or estimated fair value less costs to sell. We expect to sell all such assets during the fourth quarter 2013. See Note 5.

Stockholders’ Equity – For the period from December 31, 2012 through September 30, 2013, additional paid-in capital increased to $418.9 million from $412.1 million due to $2.9 million of stock compensation expense and $3.9 million of proceeds for options exercised, accumulated other comprehensive loss decreased to $4.9 million from $5.0 million due to the reclassification adjustment for loss realized on derivatives, and accumulated earnings increased from $288.2 million to $299.3 million based on current year to date net income.

Net Income (Loss) Per Common Share – The following table is based on the weighted average number of common shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations (in millions, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic and diluted income per share:

Income from continuing operations	$4.3	$6.3	$31.8	$22.5
Discontinued operations, net of tax	(18.1)	19.5	(20.7)	16.2
Net income (loss)	(13.8)	25.8	11.1	38.7

Income effect of assumed-conversion interest on convertible debt	0.2	0.3	1.5	0.8

Income (loss) after assumed conversion	$(13.6)	$26.1	$12.6	$39.5

Weighted average common shares outstanding	49.4	48.5	49.8	48.5
Effect of dilutive securities:
Stock options	0.6	0.1	0.6	0.2
Convertible debt	2.5	2.2	4.7	1.6
Shares used to compute diluted earnings per share	52.5	50.8	55.1	50.3

Income (loss) per share - basic:

Income from continuing operations	$0.09	$0.13	$0.64	$0.46
Discontinued operations, net of tax	(0.37)	0.40	(0.42)	0.34
Net income (loss)	$(0.28)	$0.53	$0.22	$0.80

Income (loss) per share - diluted:

Income from continuing operations	$0.09	$0.13	$0.60	$0.46
Discontinued operations, net of tax	(0.35)	0.38	(0.37)	0.33
Net income (loss)	$(0.26)	$0.51	$0.23	$0.79

The Company excluded 3.0 million and 4.0 million employee stock options from the calculation of diluted net income per share due to their anti-dilutive impact for the three months ended September 30, 2013 and 2012, respectively. The Company excluded 3.0 million and 4.1 million employee stock options from the calculation of diluted net income per share due to their anti-dilutive impact for the nine months ended September 30, 2013 and 2012, respectively.

The Company has two convertible notes with face values of $22.3 million and $25.0 million that are convertible in whole or in part, at the option of the holder, for up to 2.2 million and 2.5 million shares, respectively, of the Company’s common stock as of September 30, 2013.  The convertible note payable for 2.5 million shares was issued in November of 2012, and it was dilutive for the three and nine months ended September 30, 2013. The convertible note payable for 2.2 million shares was anti-dilutive for three months ended September 30, 2013, and dilutive for nine months ended September 30, 2013. The convertible note payable for 2.2 million shares was dilutive for the three and nine months ended September 30, 2012.

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

Level 1	quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2	quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	unobservable inputs for the asset or liability.

The following table sets forth information regarding the Company's assets measured at fair value on a recurring basis (in millions):

Fair Value of Assets on a Recurring Basis	September 30, 2013	Level 1	Level 2	Level 3
Chautauqua restructuring asset	$83.6	$—	$—	$83.6

Fair Value of Assets on a Recurring Basis	December 31, 2012	Level 1	Level 2	Level 3
Chautauqua restructuring asset	$86.4	$—	$—	$86.4

Chautauqua restructuring asset - In October 2012, the Company restructured certain aircraft ownership obligations related to its 50-seat regional jet platform, Chautauqua. The asset is recorded in the condensed consolidated balance sheet in other assets. The recurring fair value measurement of this restructuring has been calculated using an income approach, which requires the use of subjective assumptions that are considered level 3 inputs. Fair values have been estimated by discounting the cash flows expected to be received over the term of the applicable agreement, using a discount rate based on observable yields on instruments bearing comparable risks and credit worthiness of the counterparty. Critical assumptions used in the fair value measurement primarily include the amount and timing of cash inflows, the discount rate and the probability of whether the call option on the restructured aircraft will be exercised by the counterparty. A change in these assumptions could result in a significantly higher or lower fair value measurement, which would result in a gain or loss during the period in which the assumption changes. The difference between the fair value of the restructuring asset and the fair value of the convertible note will be recognized as a reduction to depreciation expense over the remaining useful life of the related aircraft subject to this agreement. There have been no significant changes in assumptions or fair value calculation during the nine months ended September 30, 2013.

In March 2013 the agreement was amended, which resulted in a $12.0 million increase in the restructuring asset under the fair value option. The $12.0 million increase represents the fair value of expected future cash inflows under the amendment. In addition, this amendment resulted in a $12.0 million deferred credit, which is included in accrued liabilities. As of September 30, 2013, the Company would owe approximately $14.4 million under certain circumstances of non-performance or voluntary repayment, however, the Company estimated the probability of repayment as remote.

The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements using Level 3 inputs (in millions):

3 Months Ended September 30, 2013	Chautauqua Restructuring Asset
Beginning Balance, June 30, 2013	$86.7
Cash received or other	(3.1)
Ending Balance, September 30, 2013	$83.6

9 Months Ended September 30, 2013	Chautauqua Restructuring Asset
Beginning Balance, December 31, 2012	$86.4
Amendment to agreement	12.0
Cash received or other	(14.8)
Ending Balance, September 30, 2013	$83.6

Aircraft and Other Assets Impairment - Nonrecurring - in September 2013, we recorded a $12.0 million impairment charge primarily related to our decision to substantially reduce the pro-rate flying completed by the E190 fleet over the next year by temporarily parking these aircraft. In evaluating these aircraft and other equipment for impairment, we estimated their fair value by utilizing a market approach considering (1) published market data generally accepted in the airline industry, (2) recent market transactions, where available, and (3) the overall condition and age of the aircraft and other equipment. These aircraft are classified in level 3 of the three-tier fair value hierarchy. For additional information on the loss on the disposal group see note 5.

($ in millions)
		Fair Value Measurements Using
Description	9 mos ended September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Pre-tax Losses
Long-lived assets held and used	$152.5			$152.5	$(12.0)
Net assets of disposal group	77.0			77.0	(203.0)
					$(215.0)

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

($ in millions)	September 30,	December 31,
	2013	2012
Total debt at par value	$1,997.5	$1,974.8
Unamortized discount, net	(1.8)	(2.1)
Net carrying amount	$1,995.7	$1,972.7
Estimated fair value	1,995.9	1,922.5

New Accounting Pronouncements – In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11–Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard provides updated guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment becomes affective for fiscal years beginning after December 15, 2013, and the impending impact to the consolidated financial statements will not be material.

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

3.  Debt

During the nine months ended September 30, 2013, the Company sold aircraft for proceeds of $39.9 million. The proceeds from the sale of these aircraft were used to extinguish the debt associated with these aircraft of $34.6 million.

We are required to comply with certain operational related non-financial covenants on certain financing agreements. As of September 30, 2013, the Company was in compliance with all of our covenants.

4. Commitments and Contingencies

The following table displays the Company's future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due by Period
						Beyond
	2013	2014	2015	2016	2017	2018	Total
Debt or lease financed aircraft under purchase obligations(1)	$553.5	$651.4	$889.1	$1,037.9	$778.4	$—	$3,910.3
Engines under firm orders	15.9	21.2	19.3	21.0	7.0	—	84.4
Total contractual obligations for aircraft and engines	$569.4	$672.6	$908.4	$1,058.9	$785.4	$—	$3,994.7

(1) The Company has finance commitments at current market terms.

The information in the table above reflects a purchase price of the aircraft at projected delivery dates.

Contingencies

The Company is subject to certain legal and administrative actions which management considers routine to its business activities. As of September 30, 2013, management believes, after consultation with legal counsel, the ultimate outcome of any pending legal matters, except the information discussed below, will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

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

As of September 30, 2013, approximately 71% of the Company's workforce is employed under union contracts. The union contracts for Republic pilots are currently amendable. Although we have never had a work interruption or stoppage, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. If we are unable to reach agreement with any of our unionized work groups on the amended terms of their collective bargaining agreements, we may be subject to work interruptions and/or stoppages. Any sustained work stoppages could adversely affect our ability to fulfill our obligations under our fixed-fee and pro-rate agreements and could have a material adverse effect on our financial condition and results of operations.

Contract negotiations with Republic pilots, which began in July 2007, have been in federal mediation since June 2011. In February 2013, the Company presented its last, best and final offer in Washington, D.C. at the National Mediation Board ("NMB"). Because the union's local representatives did not respond to the Company's offer, the federal mediator suspended negotiations. However on February 27, 2013, the Company received notice from the union's national division that it will allow the Republic pilots to vote on the offer, although no such vote was ever scheduled. The Company has scheduled a meeting with the union's national division and a private mediator in November 2013. The Company believes that any new agreement would significantly increase it's wage and benefits costs for its Republic pilots.

5. Discontinued Operations

On October 1, 2013, the Company announced that it had entered into a stock purchase agreement to sell Frontier Airlines Holdings, Inc. (“Frontier”) to an affiliate of Indigo Partners LLC. As a result the Company reported Frontier Airlines, Inc. as discontinued operations on the condensed consolidated statement of operations and condensed consolidated statement of cash flows for all periods presented. In addition the assets and liabilities of Frontier have been reported as held for sale on the condensed consolidated balance sheet. As a result of the sale of Frontier there is only one reportable segment.

Summarized financial information for discontinued operations is shown below:

($ in millions)	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
Total operating revenue	$372.4	$375.8	$1,011.0	$1,088.8

Income from discontinued operations before tax(2)	$49.1	$31.8	$44.7	$27.2
Income tax expense	19.3	12.3	17.5	11.0
Income from discontinued operations	29.8	19.5	27.2	16.2

Gain (loss) on disposal from discontinued operations (1)	(47.9)	—	(47.9)	—

Total discontinued operations, net of tax	$(18.1)	$19.5	$(20.7)	$16.2

(1) In connection with the exit of our Frontier business, we recorded a pre-tax loss of $203.0 million, net of income tax benefit of $155.1 million for the three and nine month ended September 30, 2013. This represents the difference between the net book value of our Frontier business and the projected sales price. Included in the $155.1 million of income tax benefit is the release of $78 million of deferred tax liabilities associated with the Company's tax basis in the stock of Frontier as the transaction will be treated as an asset sale for tax purposes. The amount included in discontinued operations will be adjusted at the closing of the transaction based on actual purchase price adjustments.

(2) In addition to the Frontier operations, income from discontinued operations before taxes includes certain adjustments required by discontinued operation presentation.

Assets/Liabilities held for sale consisted of our Frontier operations and aircraft and flight equipment as of September 30, 2013 (in millions):

Assets held for sale	September 30, 2013	December 31, 2012
Cash and cash equivalents	$63.8	36.4
Receivables	45.7	39.2
Restricted cash	136.2	127.5
Other current assets	67.0	71.1
Non-current assets	282.1	482.5
Total assets held for sale	594.8	756.7

Liabilities held for sale
Current portion of long-term debt	$33.5	$55.5
Air traffic liability	157.0	146.6
Accrued liabilities	95.0	90.5
Other current liabilities	59.5	61.7
Non-current liabilities	172.8	167.9
Total liabilities held for sale	$517.8	$522.2

The value of the net assets and liabilities included in held for sale from above was $77.0 million, which represents estimated cash proceeds based on purchase price adjustments calculated as of September 30, 2013. Included in the $155.1 million of income tax benefit is the release of $78.0 million of deferred tax liabilities associated with the Company's tax basis in the stock of Frontier as the transaction will be treated as an asset sale for tax purposes. The difference in net assets and liabilities will be adjusted in future periods because the actual purchase price adjustments determined at the closing will be different from current estimates. Such future period adjustments will also result in adjusting our $47.9 million net loss on sale reported at September 30, 2013 and $77.0 million of estimated cash amounts.

Republic and Frontier entered into a transition services agreement pursuant to which Republic is providing Frontier, on an interim transitional basis, various services. Transition services may be provided for up to nine months with an option for extension by the recipient. Services being provided by Republic include certain information technology, operations and back office support. Billings by Republic under these transitional services agreements will be recorded as a reduction of the costs to provide the respective service in the applicable expense category in the Condensed Consolidated Statement of Operations. This transitional support enables Frontier to establish its stand-alone processes for various activities that were previously provided by Republic and does not constitute significant continuing support of Frontier’s operations.

6. Recent Business Developments

On October 1, 2013, the company reported that it had agreed to sell its Frontier business to an affiliate of Indigo Partners LLC (Indigo). Indigo will acquire all the outstanding shares of Frontier Airlines Holdings, Inc. As part of the transaction, under a separate agreement, Republic will assign to Frontier all of Republic’s rights under agreements relating to Republic’s Airbus A320neo order. The transaction is subject to receipt of certain third-party consents and releases and other customary closing conditions.

On November 6, 2013, Indigo informed the company that it had satisfied or waived certain key conditions to close under the transaction. The company expects the transaction to close later this month.

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

As of September 30, 2013, the Company’s operating airline subsidiaries offered scheduled passenger service on 1,605 flights daily to 142 cities in 46 states, the Bahamas, Canada, Costa Rica, Jamaica, Mexico, and the Turks and Caicos Islands under scheduled passenger service or under branded operations at Frontier and through fixed-fee code-share agreements with AMR Corp., the parent of American Airlines, Inc. ("American"), Continental Airlines, Inc. ("Continental"), Delta Air Lines, Inc. ("Delta"), United Air Lines, Inc. ("United"), and US Airways, Inc. ("US Airways") (collectively referred to as our "Partners"). During the nine months ended September 30, 2013, our operational fleet increased from 281 to 286.

Unless otherwise indicated, management's discussion and analysis relates to continuing operations. Certain of our operations have been presented as discontinued. See note 5 and discussion below.

Sale of Segment

The company classified its Frontier business as discontinued operations due to the expected sale during the fourth quarter of 2013. Unless otherwise specified, all financial information disclosed in this release is from continuing operations.

On October 1, 2013, the company reported that it had agreed to sell its Frontier business to an affiliate of Indigo Partners LLC (Indigo). Indigo will acquire all the outstanding shares of Frontier Airlines Holdings, Inc. As part of the transaction, under a separate agreement, Republic will assign to Frontier all of Republic’s rights under agreements relating to Republic’s Airbus A320neo order. The transaction is subject to receipt of certain third-party consents and releases and other customary closing conditions.

On November 6, 2013, Indigo informed the company that it had satisfied or waived certain key conditions to close under the transaction. The company expects the transaction to close later this month.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table sets forth operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights	Three Months Ended September 30,
	2013	2012	Change
Fixed-fee service	$320.3	$268.7	19.2%
Passenger service	12.6	63.1	(80.0)%
Charter and other	5.7	5.6	1.8%
Total revenues (millions)	$338.6	$337.4	0.4%
Total fuel expense (millions)	$11.3	$25.4	(55.5)%
Operating aircraft at period end:
44-50 seats[7]	68	64	6.3%
69-99 seats	167	148	12.8%
Block hours[5]	190,589	178,251	6.9%
Departures	114,037	104,660	9.0%
Passengers carried	5,624,693	5,333,769	5.5%
Revenue passenger miles ("RPM") (millions)[1]	2,688	2,691	(0.1)%
Available seat miles ("ASM") (millions)[2]	3,470	3,424	1.3%
Passenger load factor[3]	77.5%	78.6%	-1.1 pts
Cost per ASM, including interest expense (cents)[4]	9.60	9.49	1.2%
Cost per ASM, including interest expense and excluding fuel expense (cents)	9.28	8.74	6.2%
Gallons consumed	3,178,707	7,923,584	(59.9)%
Average cost per gallon	$3.55	$3.21	10.6%
Average daily utilization of each aircraft (hours)[6]	9.7	10.1	(4.0)%
Average length of aircraft flight (miles)	460	489	(5.9)%
Average seat density	66	67	(1.5)%

1.	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

2.	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

3.	Passenger load factor is revenue passenger miles divided by available seat miles.

4.	Total operating costs divided by available seat miles.

5.	Hours from takeoff to landing, including taxi time.

6.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

7.	Excludes seven aircraft as of September 30, 2012 that were temporarily idled.

The following table sets forth information regarding the Company’s revenues and expenses for the three months ended September 30, 2013 and 2012. Individual expense components are also expressed in cents per ASM (in millions unless otherwise indicated).

Three Months Ended September 30,	2013	2012	Cost per ASM (cents) 2013	Cost per ASM (cents) 2012	Variance (cents)	% Variance
Fixed-fee service	$320.3	$268.7
Passenger service	12.6	63.1
Charter and other	5.7	5.6
TOTAL OPERATING REVENUES	$338.6	$337.4
OPERATING EXPENSES:
Wages and benefits	87.1	79.0	2.51	2.31	0.20	8.7%
Aircraft fuel	11.3	25.4	0.33	0.74	(0.41)	(55.4)%
Landing fees and airport rents	7.9	14.5	0.23	0.42	(0.19)	(45.2)%
Aircraft and engine rent	32.0	29.0	0.92	0.85	0.07	8.2%
Maintenance and repair	67.3	66.6	1.94	1.95	(0.01)	(0.5)%
Insurance and taxes	6.5	5.8	0.19	0.17	0.02	11.8%
Depreciation and amortization	37.0	39.9	1.07	1.17	(0.10)	(8.5)%
Promotion and sales	0.6	3.3	0.02	0.10	(0.08)	(80.0)%
Other impairment charges	21.2	—	0.61	—	0.61	100.0%
Other	34.9	34.5	1.01	1.01	—	—%
Total operating expenses	305.8	298.0	8.81	8.70	0.11	1.3%
OPERATING INCOME	32.8	39.4
Total non-operating expense, net	(27.4)	(28.8)	(0.79)	(0.84)	0.05	(6.0)%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$5.4	$10.6

Republic

Operating Revenues

Operating revenue increased slightly by 0.4% to $338.6 million during the third quarter of 2013 compared to the same period in 2012. The Company removed 12 aircraft between the third quarter of 2012 and the third quarter of 2013 from pro-rate service. The removed aircraft were redeployed or sold, resulting in an overall reduction in pro-rate flying compared to the prior year. Revenue from our capacity purchase agreement ("CPA") flying increased due to the redeployment of aircraft from pro-rate service to fixed-fee services, and the addition of Q400 aircraft and American E175 aircraft. The Republic fleet size increased for both small and large jet aircraft however, revenues remained consistent due to pro-rate services earning higher revenues than fixed-fee services.

Factors relating to significant changes in operating expenses are discussed below.

The increase in wages and benefits unit cost of 0.20¢ per ASM or 8.7% was primarily related to the overall increase in block hours of 6.9%. An increase in direct maintenance wages contributed a 0.02¢ per ASM increase and workers compensation represented 0.03¢ per ASM of the overall increase. In addition the Company has been reducing its administrative fee to Frontier for overhead and support services which contributed to an increase of 0.05¢ per ASM.

The decrease in aircraft fuel unit cost of 0.41¢ per ASM was primarily due to the overall decrease in fuel, coupled with the decrease in gallons consumed because of a reduction in pro-rate flying for Frontier, representing approximately 0.60¢ per ASM of the overall decrease, partially offset by an increase in fuel costs for the fixed-fee charter program of approximately 0.14¢ per ASM. The decrease was also offset by an increase in cost per gallon of 0.34¢ or 0.03¢ per ASM.

The decrease in landing fees and airport rents unit cost of 0.19¢ was primarily due to United beginning to pay landing fees as of June 1, 2013.

The decrease in depreciation and amortization unit cost of 0.10¢ per ASM was primarily due to the Chautauqua restructuring on small jets. The Company recorded an asset in the fourth quarter of 2012, and the difference between the fair value of the restructuring asset and the fair value of the convertible note is being recognized as a reduction to depreciation expense over the remaining useful life of the related aircraft subject to this agreement. See note 1 in the notes to the consolidated financial statements.

The decrease in promotion and sales unit cost of 0.08¢ per ASM was primarily related to the reduction in pro-rate flying for Frontier.

The other impairment charges was due to an impairment charge on owned E190 aircraft and the write-off of maintenance deposits on leased E190 aircraft. The impairment charge is primarily related to the anticipated termination of pro-rate flying completed by the E190 fleet by mid-2014.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table sets forth operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights	Nine Months Ended September 30,
	2013	2012	Change
Fixed-fee service	$941.2	$828.7	13.6%
Passenger service	41.6	200.4	(79.2)%
Charter and other	17.2	20.9	(17.7)%
Total revenues (millions)	$1,000.0	$1,050.0	(4.8)%
Total fuel expense (millions)[1]	$37.1	$139.6	(73.4)%
Operating aircraft at period end:
44-50 seats[8]	68	64	6.3%
69-99 seats	167	148	12.8%
Block hours[6]	555,255	524,961	5.8%
Departures	327,060	306,396	6.7%
Passengers carried	15,910,016	14,949,272	6.4%
Revenue passenger miles ("RPM") (millions)[2]	7,601	7,560	0.5%
Available seat miles ("ASM") (millions)[3]	9,975	10,143	(1.7)%
Passenger load factor[4]	76.2%	74.5%	1.7 pts
Cost per ASM, including interest expense (cents)[5]	9.51	9.93	(4.2)%
Cost per ASM, including interest expense and excluding fuel expense (cents)	9.13	8.56	6.7%
Gallons consumed[1]	10,328,831	42,569,841	(75.7)%
Average cost per gallon	$3.59	$3.28	9.5%
Average daily utilization of each aircraft (hours)[7]	9.7	10.0	(3.0)%
Average length of aircraft flight (miles)	464	492	(5.7)%
Average seat density	66	67	(1.5)%

1.
Includes $49.6 million of fuel expense reimbursement for the nine months ended September 30, 2012 Effective July 1, 2012, United agreed to supply fuel directly to our flights under its code-share agreements and the Company will no longer recognize the cost of fuel and related revenue for fuel used under the United Code-Share Agreement. Only fuel for pro-rate and fixed-fee charter flying is included in the fuel amount for the nine months ended September 30, 2013.

2.	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

3.	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

4.	Passenger load factor is revenue passenger miles divided by available seat miles.

5.	Total operating costs divided by available seat miles.

6.	Hours from takeoff to landing, including taxi time.

7.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

8.	Excludes seven aircraft as of September 30, 2012 that were temporarily idled.

The following table sets forth information regarding the Company’s revenues and expenses for the nine months ended September 30, 2013 and 2012. Individual expense components are also expressed in cents per ASM (in millions unless otherwise indicated).

Nine Months Ended September 30,	2013	2012	Cost per ASM (cents) 2013	Cost per ASM (cents) 2012	Variance (cents)	% Variance
Fixed-fee service	$941.2	$828.7
Passenger service	41.6	200.4
Charter and other	17.2	20.9
TOTAL OPERATING REVENUES	$1,000.0	$1,050.0
OPERATING EXPENSES:
Wages and benefits	256.6	227.6	2.57	2.24	0.33	14.7%
Aircraft fuel	37.1	139.6	0.37	1.38	(1.01)	(73.2)%
Landing fees and airport rents	38.3	46.9	0.38	0.46	(0.08)	(17.4)%
Aircraft and engine rent	91.6	86.1	0.92	0.85	0.07	8.2%
Maintenance and repair	184.0	178.1	1.84	1.76	0.08	4.5%
Insurance and taxes	18.5	18.6	0.19	0.18	0.01	5.6%
Depreciation and amortization	110.5	119.7	1.11	1.18	(0.07)	(5.9)%
Promotion and sales	2.1	10.2	0.02	0.10	(0.08)	(80.0)%
Other impairment charges	21.2	—	0.21	—	0.21	100.0%
Other	105.4	97.1	1.06	0.96	0.10	10.4%
Total operating expenses	865.3	923.9	8.67	9.11	(0.44)	(4.8)%
OPERATING INCOME	134.7	126.1
Total non-operating expense, net	(83.0)	(88.6)	(0.83)	(0.87)	0.04	(4.6)%
INCOME BEFORE INCOME TAXES	$51.7	$37.5

Republic

Operating Revenues

Operating revenue decreased slightly by 4.8% primarily due to a decrease in pro-rate flying on behalf of the Frontier segment and a reduction in pass-through fuel revenues. The Company removed 12 aircraft between the third quarter of 2012 and the third quarter of 2013 from pro-rate service. The removed aircraft were redeployed or sold, resulting in an overall reduction in pro-rate flying compared to the prior year. Revenue from our capacity purchase agreement ("CPA") flying increased, despite a reduction in pass-through revenue of $49.6 million, due to the redeployment of aircraft from pro-rate service and the addition of Q400 aircraft and E175 aircraft.

Factors relating to significant changes in operating expenses are discussed below.

The increase in wages and benefits unit cost of 0.33¢ per ASM was partially related to an increase in flight crew salaries and benefits costs for our additional Q400 aircraft, E175 aircraft and Caesars CPA which represents approximately 0.27¢ per ASM of the overall increase in wages and benefits cost per ASM. In addition the Company has been reducing its administrative fee to Frontier for overhead and support services which contributed to an increase of 0.11¢ per ASM.

The decrease in aircraft fuel unit cost of 1.01¢ per ASM was primarily due to the removal of United fuel expenses effective July 1, 2012 for CPA flying which contributed 0.48¢ per ASM to the total decrease, coupled with the decrease in gallons consumed because of a reduction in pro-rate flying for Frontier, representing approximately 0.60¢ per ASM of the overall decrease. In addition, Delta began paying for fuel on the E145 aircraft, contributing 0.06¢ per ASM to the overall decrease. The decrease was offset by an increase of 0.15¢ per ASM for fuel costs related to increased flying in our charter programs and an increase in cost per gallon of 0.30¢.

The decrease in promotion and sales unit cost of 0.08¢ per ASM was primarily related to the reduction in pro-rate flying for Frontier.

The other impairment charges was due to an impairment charge on owned E190 aircraft and the write-off of maintenance deposits on leased E190 aircraft. The impairment charge is primarily related to the anticipated termination of pro-rate flying completed by the E190 fleet by mid-2014.

The increase in other expenses unit cost of 0.10¢ per ASM was primarily due to an increase in customer service costs associated with the fixed fee charter program accounting for 0.07¢ per ASM and the loss on disposal of assets accounting for 0.04¢.

Liquidity and Capital Resources

As of September 30, 2013, we have a total cash balance of $224.1 million, of which $191.9 million was unrestricted, and  working capital of $46.9 million. The Company currently anticipates that its unrestricted cash on hand, the cash generated from operations, and potential other liquidity initiatives, including but not limited to asset sales, or financings will be sufficient to meet its minimum cash covenants and anticipated working capital and capital expenditure requirements; however, there can be no assurances to that effect.

Net cash provided by operating activities in the nine months ended September 30, 2013 was $236.4 million compared to $182.8 million in 2012.  The $53.6 million increase in operating cash flows was primarily attributable to higher pre-tax income during the first nine months of 2013 as compared to first nine months of 2012, coupled with the change in working capital.

Net cash used by investing activities was $228.7 million for the nine months ended September 30, 2013, compared to$16.4 million in 2012.  The $212.3 million increase in investing cash used was primarily due to the purchase of 9 E175 aircraft, offset slightly by the sale of E190 aircraft during the first quarter of 2013.

Net cash used in financing activities was $0.8 million and $158.5 million for the nine months ended September 30, 2013 and 2012, respectively.  The $159.3 million decrease in cash used in financing activities relates primarily to to the proceeds from debt issuance and other refinancing for the 9 E175 aircraft of $236.8 million paid during the first nine months of 2013, offset by proceeds from debt issuance and other refinancing of $58.7 million. The Company's normal recurring principal payments were $147.9 million and $144.1 million for the nine months ended September 30, 2013 and 2012, respectively.

Other Liquidity

As of September 30, 2013 the Company had assets held for sale of $594.8 million and liabilities held for sale of $517.8 million. The value of the net assets and liabilities held for sale was $77.0 million, which represents estimated cash proceeds based on purchase price adjustments calculated as of September 30, 2013. The difference in net assets and liabilities will be adjusted in future periods because the actual purchase price adjustments determined at the closing will be different from current estimates. Such future period adjustments will also result in adjusting our $47.9 million net loss on sale reported at September 30, 2013 and $77.0 million of estimated cash amounts.

Aircraft Leases and Other Leases

We have significant obligations for aircraft and engines that are classified as operating leases, and therefore are not reflected as liabilities on our balance sheet. Our aircraft leases expire between 2013 and 2023. As of September 30, 2013, our total mandatory payments under operating leases for aircraft aggregated approximately $695.9 million and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable aircraft operating leases is approximately $112.1 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. These leases expire from 2013 through 2033. As of September 30, 2013, our total mandatory payments under other non-cancelable operating leases aggregated approximately $101.7 million. Total minimum annual other rental payments for the next 12 months are approximately $21.9 million.

Purchase Commitments

The following table displays the Company's future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due By Period
						Beyond
	2013	2014	2015	2016	2017	2018	Total
Debt or lease financed aircraft under purchase obligations(1)	$553.5	$651.4	$889.1	$1,037.9	$778.4	$—	$3,910.3
Engines under firm orders	15.9	21.2	19.3	21.0	7.0	—	84.4
Total contractual obligations for aircraft and engines	$569.4	$672.6	$908.4	$1,058.9	$785.4	$—	$3,994.7

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

Recent Accounting Pronouncements – In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11–Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard provides updated guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment becomes affective for fiscal years beginning after December 15, 2013, and the impending impact to the consolidated financial statements will not be material.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

Our earnings can be affected by changes in interest rates due to the amount of cash and cash equivalents held and variable rate debt. At September 30, 2013, approximately $89.0 million of our outstanding debt was at variable interest rates.   A one hundred basis point change in the LIBOR rate would increase or decrease interest expense by $0.7 million for the nine months ended September 30, 2013.

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

Changes in Internal Control

During the three months ended September 30, 2013, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. Exhibits

(a)	Exhibits

10.1	Funding Agreement between Republic Airlines, Inc. and Agencia Especial De Financiamento Industrial-FINAME dated as of July 2, 2013. ††

10.2	Loan Agreement between Republic Airlines, Inc. and Agencia Especial De Financiamento Industrial-FINAME dated as of July 2, 2013. ††

10.3	Security Agreement between Republic Airlines, Inc. and Wells Fargo Bank Northwest, National Assocation, dated as of July 2, 2013.

10.4	Guaranty Agreement between Republic Airlines, Inc. and Agencia Especial De Financiamento Industrial-FINAME dated as of July 2, 2013.

10.5	Amended Employment Agreement between Republic Airways Holdings Inc. and Bryan K. Bedford, Wayne C. Heller, Timothy P. Dooley, and Lars-Erik Arnell dated as of September 24, 2013

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

31.2
Certification by Timothy P. Dooley, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

32.2
Certification by Timothy P. Dooley, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

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

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated:	November 8, 2013	By:	/s/ Bryan K. Bedford
Name: Bryan K. Bedford
Title: Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Dated:	November 8, 2013	By:	/s/ Timothy P. Dooley
Name: Timothy P. Dooley
Title: Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

(a)	Exhibits

10.1	Funding Agreement between Republic Airlines, Inc. and Agencia Especial De Financiamento Industrial-FINAME dated as of July 2, 2013. ††

10.2	Loan Agreement between Republic Airlines, Inc. and Agencia Especial De Financiamento Industrial-FINAME dated as of July 2, 2013. ††

10.3	Security Agreement between Republic Airlines, Inc. and Wells Fargo Bank Northwest, National Assocation, dated as of July 2, 2013.

10.4	Guaranty Agreement between Republic Airlines, Inc. and Agencia Especial De Financiamento Industrial-FINAME dated as of July 2, 2013.

10.5	Amended Employment Agreement between Republic Airways Holdings Inc. and Bryan K. Bedford, Wayne C. Heller, Timothy P. Dooley, and Lars-Erik Arnell dated as of September 24, 2013

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

31.2
Certification by Timothy P. Dooley, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

32.2
Certification by Timothy P. Dooley, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)

††
A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2.