Form 10-K
period 2013-12-31
REPUBLIC AIRWAYS HOLDINGS INC
filed 2014-03-11
CIK 1159154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price of the Common Stock on the NASDAQ National Market System (now the NASDAQ Global Market System) on June 30, 2013 was approximately $558,602,152.

Indicate the number of shares outstanding of the registrant’s Common Stock as of the latest practicable date: As of March 10, 2014, 49,589,511 shares of common stock were outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

PART I
ITEM 1. BUSINESS

General

Overview

We are a Delaware holding company organized in 1996 that offers scheduled passenger services through our wholly-owned operating air carrier subsidiaries: Chautauqua Airlines, Inc. (“Chautauqua”), Shuttle America Corporation (“Shuttle”) and Republic Airline Inc. (“Republic Airline”). Unless the context indicates otherwise, the terms the “Company,” “we,” “us,” or “our,” refer to Republic Airways Holdings Inc. and our subsidiaries.

As of December 31, 2013, our operating subsidiaries offered scheduled passenger service on 1,390 flights daily to 118 cities in 41 states and Canada under scheduled passenger service through our fixed-fee code-share agreements with United Continental Holdings, Inc. ("United"), Delta Air Lines, Inc. ("Delta"), and US Airways, Inc. ("US Airways")/American Airlines, Inc. ("American") (collectively referred to as our "Partners"). Currently, we provide our Partners with fixed-fee regional airline services, operating as Delta Connection, United Express, US Airways Express, or American Eagle, including service out of their hubs and focus cities. The Company operated aircraft under a pro-rate agreement with Frontier Airlines, Inc. ("Frontier") which terminated during the first quarter of 2014.

The following table outlines the type of aircraft our subsidiaries operate and their respective operations within our business units as of December 31, 2013:

Operating Subsidiaries	Aircraft Size (Seats)	United	Delta	US Airways/American	Frontier	Charters/Spares	Number of Aircraft
Chautauqua	44 to 50	12	41	15	—	4	72
Shuttle	70 to 76	38	30	—	—	—	68
Republic Airline	69 to 99	28	—	74	2	14	118
Total number of operating aircraft		78	71	89	2	18	258

During 2013, our operational fleet increased from 226 to 258. The company took delivery of 14 Q400s and 19 E175s. One E135 was subleased and two E190s were sold. Additionally, two aircraft previously subleased were returned and are included as operational spares.

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

Sale of Frontier

The company sold Frontier during the fourth quarter of 2013 and has classified its Frontier business as discontinued operations. Unless otherwise specified, all financial information disclosed is from continuing operations.

On October 1, 2013, the company reported that it had agreed to sell its Frontier business to an affiliate of Indigo Partners LLC ("Indigo"). On November 6, 2013, Indigo informed the company that it had satisfied or waived certain key conditions to close under the transaction. The transaction closed on December 3, 2013. Indigo acquired all the outstanding shares of Frontier Airlines Holdings, Inc. As part of the transaction, under a separate agreement, Republic assigned Frontier all of Republic’s rights under agreements relating to Republic’s Airbus A320neo order.
Business Strategy

•
Continue to operate a high-quality fleet of aircraft across an efficient network - We intend to maintain a modern, high-quality fleet of regional aircraft that meets or exceeds stringent industry operating standards and complies with the terms of our fixed-fee regional aircraft code-share agreements. Our operations are concentrated in the Northeast and Midwest and we staff our crew and maintenance bases to leverage our resources across our network. See route map on page 6.

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

•
Develop culture that attracts and retains qualified airline professionals - Working together, we will provide the safest, most reliable and convenient travel experience for our passengers and a positive work environment for our associates. We strive to make our Company the employer of choice for regional airline professionals enabling us to develop mutually beneficial working relationships with our business partners.

 Markets and Routes

Markets

As of December 31, 2013, we offered scheduled passenger service on 1,390 flights daily to 118 cities in 41 states and Canada.

Routes

Our Partners determine the routes that we operate for them, which are subject to certain parameters in our agreements.  The following table illustrates the major hubs of our Partners into which we operate significant levels of service as of December 31, 2013:

Partner	Hub and Focus Cities
Delta	New York, NY (LGA and JFK); Detroit, MI (DTW); Cincinnati, OH (CVG)
United	Chicago, IL (ORD); Newark, NJ (EWR); Denver, CO (DEN); Washington Dulles (IAD); Cleveland, OH (CLE); Houston, TX (IAH)
US Airways/American	Charlotte, NC (CLT); Philadelphia, PA (PHL); Washington Reagan (DCA); Chicago, IL (ORD)

Routes

The following illustrates the routes we flew for our Partners as of December 31, 2013:

Edmonton
Calgary
Billings
Boise
Rapid City
Minneapolis St Paul
Rochester
La Crosse
Madison
Green Bay
Milwaukee
Grand Rapids
Flint
Kalamazoo
Detroit
Chicago
Dubuque
Cedar Rapids
Des Moines
Moline
Omaha
Peoria
Bloomington
Salt Lake City
Steamboat Springs
Denver
Grand Junction
Vail
Montrose
Colorado Springs
Durango
Wichita
Albuquerque
Oklahoma City
Kansas City
St. Louis
Indianapolis
Louisville
Cincinnati
Lexington
Columbus
Toledo
Cleveland
Pittsburgh
Buffalo
Toronto
Rochester
Syracuse
Albany
Montreal
Quebec City
Halifax
Bangor
Burlington
Portland
Manchester
Boston
Providence
Hartford
White Plains
New York
Newark
Philadelphia
Baltimore
Washington D.C.
Richmond
Norfolk
Roanoke
Greensboro
Raleigh/Durham
Knoxville
Charlotte
Nashville
Greenville/Spartanburg
Wilmington
Memphis
Little Rock
Huntsville
Atlanta
Columbia
Birmingham
Charleston
Savannah
Dallas
Jacksonville
Austin
Houston
New Orleans
Orlando
San Antonio
Sarasota
West Palm Beach
Fort Myers
Ft. Lauderdale
Miami
Key West
Effective December 2013
Embraer 140/175
DELTA
Embraer 145/170/175
FRONTIER AIRLINES
Embraer 190
Embraer 145/170/ Bombardier Q400
US AIRWAYS EXPRESS
Embraer 170/175
CHAUTAUQUA AIRLINES A REPUBLIC AIRWAYS COMPANY
REPUBLIC AIRLINES A REPUBLIC AIRWAYS COMPANY
SHUTTLE AMERICA A REPUBLIC AIRWAYS COMPANY

© Republic Airways Holdings - 2014

Maintenance of Aircraft and Training

Using a combination of Federal Aviation Administration (“FAA”) certified maintenance vendors and our own personnel and facilities, we maintain our aircraft on a scheduled and "as-needed" basis. We emphasize preventive maintenance and inspect our aircraft engines and airframes as required.

The following table represents our maintenance agreements for engines, auxiliary power units ("APU") and other airframe components for our E140/145, E170/175 and Q400 aircraft:

Expiration Date of Agreement:
Maintenance Agreements	E140/145	E170/175	Q400
Engines	December 2017(2)	December 2018(3)	June 2021(2)
APU	March 2014	July 2019	July 2021
Avionics	December 2017	December 2014	NA(1)
Wheels and Brakes	June 2014	February 2017	August 2022 (4)
Parts pooling	September 2014	January 2020	July 2021
Emergency Slides	NA(1)	May 2018	NA(1)
Tires	NA(1)	NA(1)	July 2021
Propellers	NA(1)	NA(1)	July 2021

(1) Agreements do not exist for the specified maintenance item for the related aircraft type.
(2) Maintenance agreements for engines include life limited parts ("LLPs") for E140/145 and Q400 aircraft. As of December 31, 2013 and 2012, we had maintenance deposits of $36.6 million and $28.1 million, respectively, primarily for the future replacement of LLPs.
(3) E175 aircraft delivered in 2013 are not included under existing engine maintenance agreements.
(4) Q400 maintenance agreement does not include wheels.

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

We perform our heavy and overnight maintenance at our facilities in Columbus, Indianapolis, Louisville, Pittsburgh and Kansas City, and we perform routine maintenance services from select line maintenance locations.

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

Employees

As of December 31, 2013, we employed 5,821 full-time equivalent employees. The following is a table of our principal collective bargaining agreements and their respective amendable dates as of December 31, 2013:

Employee Group	Number of Full- Time Equivalent Employees	Representing Union	Amendable Date
Pilots	2,205	International Brotherhood of Teamsters Airline Division Local 357 (Chautauqua, Republic, and Shuttle)	*Oct-07
Flight Attendants	1,845	International Brotherhood of Teamsters Airline Division Local 135	Jul-18
Dispatchers	83	Transport Workers Union of America Local 540	Aug-18
 _______________________
* The Company has reached a tentative agreement with the union for a four year term which it expects will be voted on in March 2014.

As of December 31, 2013, we had 1,688 employees who are not currently represented by any union.  Because of the high level of unionization among our employees, we are subject to risks of work interruption or stoppage and/or the incurrence of additional expenses associated with union representation of our employees.  We have never experienced any work stoppages or other job actions and generally consider our relationship with our employees to be good.

Executive Officers of the Company

The following table sets forth information regarding our current executive officers, directors and key employees as of December 31, 2013:

Name	Age	Position
Bryan K. Bedford	52	Chairman of the Board, President and Chief Executive Officer
Wayne C. Heller	55	Executive Vice President, Chief Operating Officer
Timothy P. Dooley	40	Executive Vice President, Chief Financial Officer, and Secretary
Lars-Erik Arnell	53	Senior Vice President, Corporate Development
Lawrence J. Cohen	58	Director
Douglas J. Lambert	56	Director
Mark L. Plaumann	58	Director
Neal S. Cohen	53	Director

Bryan K. Bedford joined us in July 1999 as our President and Chief Executive Officer and a member of our board of directors and became chairman of the board in August 2001. From July 1995 through July 1999, Mr. Bedford was the president and chief executive officer and a director of Mesaba Holdings, Inc., a publicly-owned regional airline. He has over 25 years of experience in the regional airline industry, and was named regional airline executive of the year in 1998 by Commuter and Regional Airline News and again in 2005 by Regional Airline World magazine and again in 2009 by Airline Business magazine. Mr. Bedford is a licensed pilot and a Certified Public Accountant. He also served as the 1998 Chairman of the Regional Airline Association ("RAA") and remains on the Board of Directors of the RAA.

Wayne C. Heller joined us in August 1999 as Vice President—Flight Operations with responsibility for flight crew supervision, system control, flight safety and flight quality standards. In February 2002, he became Executive Vice President and Chief Operating Officer of Chautauqua, one of the Company's subsidiaries, and assumed responsibility for all aircraft maintenance, records and engineering. From April 1996 until August 1999, he was employed by Mesaba Airlines, Inc. as its Director of System Operations Control. He is a licensed pilot and a licensed dispatcher and has over 31 years of regional airline experience in operations.

Timothy P. Dooley joined Chautauqua Airlines, one of the Company's subsidiaries, in November 1998 as Manager, Financial Planning and Analysis.  He was promoted to Director, Financial Planning and Analysis for the Company in January 2001 and was promoted to the office of Vice President, Financial Planning and Analysis for the Company in June 2006.  In April 2011, he became Senior Vice President and Chief Financial Officer and was promoted to the office of Executive Vice President, Chief Financial Officer and Secretary in November 2013. Before joining Chautauqua, he was a senior auditor for Ernst & Young, LLC.  He received his Bachelor of Science degree in Accounting and Marketing from Indiana University's Kelley School of Business in Bloomington, Indiana.

Lars-Erik Arnell joined the Company in September 2002 as Vice President of Corporate Development.  In April 2011, he became Senior Vice President of Corporate Development. Prior to joining the Company, he held various financial positions in the transportation industry including the regional airline, air medical transportation, truckload and global manufacturing industries.  Mr. Arnell has deep knowledge and experience financial management, restructuring, business development, and mergers and acquisitions.

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

Douglas J. Lambert has been a Director since August 2001. He is presently a managing director and Co-CEO of the Financial Industry Advisory Services practice group of Alvarez and Marsal, LLC. Mr. Lambert was a Senior Vice President of Wexford Capital LLC. From 1983 to 1994, Mr. Lambert held various financial positions with Integrated Resources, Inc.'s Equipment Leasing Group, including Treasurer and Chief Financial Officer. He is a Certified Public Accountant.

Mark L. Plaumann has been a Director since June 2002. He is presently a Managing-Member of Greyhawke Capital Advisors LLC, which he co-founded in 1998. From 1995 to 1998, Mr. Plaumann was a Senior Vice President of Wexford Capital LLC. From 1990 to 1995, Mr. Plaumann was employed by Alvarez & Marsal, Inc. as a Managing Director. From 1985 to 1990, Mr. Plaumann worked for American Healthcare Management, Inc., where he attained the position of President. From 1974 to 1985, Mr. Plaumann worked in both the audit and consulting divisions of Ernst & Young, where he attained the position of Senior Manager and he is a Certified Public Accountant. Mr. Plaumann previously served as Chair of our Audit Committee and is currently Chair of our Compensation Committee. Mr. Plaumann is also a board member of the general partner of Rhino Resources Partners, LP and Diamondback Energy, Inc.

Neal S. Cohen has been a Director since October 2009. He is executive Vice President and Chief Financial Officer for Alliant Techsystems Inc. Prior to that, Mr. Cohen was President and Chief Operating Officer at Laureate Education Inc. Previously, Mr. Cohen was Executive Vice President for international strategy and chief executive officer for regional airlines at Northwest Airlines Inc. In addition, Mr. Cohen had served as Executive Vice President and Chief Financial Officer at Northwest Airlines Inc. Prior to his tenure with Northwest Airlines Inc., Mr. Cohen was Executive Vice President and Chief Financial Officer for US Airways Inc. Mr. Cohen has served as Chief Financial Officer for various service and financial organizations as well as Sylvan Learning Systems, Inc., the predecessor company of Laureate Education, Inc. Mr. Cohen is currently the Lead Independent Director for our Board of Directors.

The Board of Directors unanimously elected Daniel P. Garton as a Director of the Company effective January 3, 2014. Mr. Garton, age 56, previously served as the President and Chief Executive Officer of American Eagle Airlines. Mr. Garton was named President and Chief Executive Officer of AMR Eagle Holding Corporation, a wholly-owned subsidiary of AMR (AMR Eagle), in June 2010. Mr. Garton served as Executive Vice President-Marketing of American from September 2002 to June 2010. He served as Executive Vice President-Customer Services of American from January 2000 to September 2002 and Senior Vice President-Customer Services of American from 1998 to January 2000. Prior to that, he served as president of AMR Eagle from 1995 to 1998. Except for two years as Senior Vice President and Chief Financial Officer of Continental Airlines between 1993 and 1995, he had served AMR in various management positions since 1984.

The Board of Directors also unanimously elected Robert L. Colin as a Director of the Company effective as of February 10, 2014 and appointed him as the chairman of the Audit Committee.  Mr. Colin is an "audit committee financial expert". Mr. Colin, age 58, has more than 30 years of experience and leadership in the areas of accounting, auditing and financial reporting.  Most recently, Mr. Colin was Chief Financial Officer, BrightPoint Americas from May 2012 until April 2013; and he served as Senior Vice President, Chief Accounting Officer and Controller of BrightPoint, Inc. from August 2011 until May 2012. Before joining BrightPoint, Mr. Colin served as a partner for Deloitte & Touche LLP, Assurance from 1994 to 2011. Mr. Colin is licensed as a Certified Public Accountant.

Code-Share Agreements

Through our subsidiaries, we have entered into code-share agreements with US Airways, American, Delta, and United (the "Partners") that authorize us to use their two-character flight designator codes ("US," "AA," "DL," and "UA") to identify our flights and fares in their computer reservation systems, to paint our aircraft with their colors and/or logos, to use their service marks and to market and advertise our status as US Airways Express, American Eagle, Delta Connection, or United Express, respectively. Under the code-share agreements between our subsidiaries and each of US Airways, American, Delta, and United, we are compensated on a fixed-fee basis on all of our flights. In addition, under our code-share agreements, our passengers participate in frequent flyer programs of the Partners, and the Partners provide additional services such as reservations, ticket issuance, ground support services, commuter slot rights and airport facilities.

The following table is a summary representation of existing Capacity Purchase Agreements ("CPAs") with our Partners:

Partner	Aircraft Type	Seats on Aircraft	Number of Aircraft under CPAs	Current Expiration Date(s)
US Airways	E170	69	20	September 2015
US Airways	E175	80	38	September 2015(1) and February 2019 to July 2020
American	E140	44	15	March 2014 to August 2014
American	E175	76	16	July 2025 to February 2027
Delta	E145	50	41	June 2014 to May 2016
Delta	E170	70	14	October 2017
Delta	E175	76	16	January 2019
United	E145	50	12	April 2014
United	E170	70	38	June 2016 to June 2019
United	Q400	71	28	September 2020 to December 2021
(1) Expiration date of September 2015 relates to eight E175 aircraft.

US Airways/American Code-Share Agreements

On December 9, 2013, US Airways Group, Inc. became a wholly owned subsidiary of American Airlines Group Inc. (formerly known as AMR Corporation). The Company continues to operate the capacity purchase agreements with both entities independently as the agreements have not been assigned to the merged organization.

Under our fixed-fee Jet Services Agreements with US Airways, we operated, as of December 31, 2013, 20 E170 aircraft and 38 E175 aircraft. As of December 31, 2013, we were providing 337 flights per day as US Airways Express.

In exchange for providing the designated number of flights and performing our other obligations under the code-share agreements, we receive compensation from US Airways three times each month. We receive an additional amount per available seat mile flown and may also receive incentives or pay penalties based upon our performance, including fleet launch performance, on-time departure performance and completion percentage rates. In addition, certain operating costs are considered pass through costs whereby US Airways has agreed to reimburse us the actual amount of costs we incur for these items. Landing fees, passenger catering, passenger liability insurance and aircraft property tax costs are pass through costs and are included in our fixed-fee services revenue. US Airways provides fuel directly for all of our US Airways operations.

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

On January 23, 2013, the Company entered into a Fourth Amendment to the Amended and Restated Jet Service Agreement with US Airways, dated as of April 26, 2005 (such agreement, as so amended, the "US Airways E145 Agreement"). In the Fourth Amendment, the parties agreed to remove all nine E145 50-seat aircraft (the "Removed Aircraft") from service under the US Airways Agreement by July 1, 2013. All aircraft were removed by July 1, 2013 and the US Airways E145 Agreement terminated.

As of December 31, 2013, we operated 15 E140 and 16 E175 aircraft for American under a fixed-fee code-share agreement and provided 216 flights per day as American Eagle.

Under the code-share agreement, American retains all passenger, certain cargo and other revenues associated with each flight, and is responsible for all revenue-related expenses. We share revenue with American for certain cargo shipments. Additionally, certain operating costs are considered pass through costs and American has agreed to reimburse us the actual amount of costs we incur for these items.  Aircraft lease payments are also considered a pass through cost, but are limited to a specified amount. Landing fees, hull and liability insurance and aircraft property tax costs are pass through costs and included in our fixed-fee services revenue. We do not record fuel expense and the related revenue for the American operations.

The E140 code-share agreement terminates in August 2014, with aircraft terms expiring between March 2014 and August 2014. In addition, the code-share agreements may be terminated under certain conditions.

On January 24, 2013, the Company announced that it had reached an agreement with American to operate 53 Embraer E175 aircraft under the American Eagle brand with service that began in June 2013. This agreement was subsequently amended on February 28, 2013 to reduce the number of covered aircraft from 53 to 47. The amended agreement was approved by the Bankruptcy Court on March 12, 2013 in the American Bankruptcy proceedings.

As of December 31, 2013, 16 of the 47 aircraft are in service; the remaining 31 aircraft begin service between January 2014 and March 2015. Unless otherwise extended or amended, the E175 code-share agreement terminates on the 12th anniversary of the implementation date of the last covered aircraft with terms expiring between July 2025 and February 2027. American has the option of extending the E175 agreement for up to two additional two year terms. The agreement may be subject to early termination under various circumstances.

The Delta Code-Share Agreements

As of December 31, 2013, we operated 41 E145 aircraft, 14 E170 aircraft, and 16 E175 aircraft for Delta under fixed-fee code-share agreements.  As of December 31, 2013, we provided 394 flights per day as Delta Connection.

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

If Delta exercises this right under the E145 agreement or the E175 agreement or if we terminate either agreement for cause, we have the right to require Delta either to purchase, sublease or assume the lease of aircraft leased by us with respect to any of the aircraft we previously operated for Delta under that agreement.  As of December 31, 2013, the Company estimates a payment of $106.3 million and $196.4 million would be required from Delta should they exercise the early termination provision under the E145 or E175 agreement, respectively.  If we choose not to exercise our put right, or if Delta terminates either agreement for cause, they may require us to sell or sublease to them or Delta may assume the lease of aircraft leased by us with respect to any of the aircraft we previously operated for it under that agreement. There is no early termination provision for E170 aircraft under the E175 agreement.

On February 5, 2013 and effective as of January 31, 2013, the Company entered into Amendment Number Ten to Delta Connection Agreement, which provided for the addition of 10 E145 aircraft for an initial term of 18 months for each aircraft. Theses 10 E145 aircraft and the seven E145 aircraft added under Amendment Number Nine have scheduled exit dates between June 2014 and January 2015. Delta has the option to continue service on a month-to-month basis, or Delta may terminate any or all of these 17 additional aircraft by providing the Company not less than 90 days prior written notice, provided that such termination may not occur prior to the scheduled exit date in each amendment.

Certain of our operating costs are considered pass through costs, whereby Delta has agreed to reimburse us the actual amount of costs we incur for these items. Aircraft rent/ownership expenses are also considered a pass through cost, but the reimbursement is limited to specified amounts for certain aircraft. Engine maintenance expenses, landing fees, passenger liability insurance, hull insurance, war risk insurance, de-icing costs, and aircraft property taxes are some of the pass through costs included in our fixed-fee services revenue. All fuel is purchased directly by Delta and is not charged back to the Company.

The agreements may be subject to immediate or early termination under various circumstances.

The United Code-Share Agreement

As of December 31, 2013, we operated 12 E145 aircraft, 38 E170 aircraft, and 28 Q400 aircraft for United under fixed-fee code-share agreements.  As of December 31, 2013, we provided 443 flights per day as United Express.

The fixed rates that we receive from United under the code-share agreements are annually adjusted in accordance with an agreed escalation formula. All fuel is purchased directly by United and is not charged back to the Company. Additionally, certain of our operating costs are considered pass through costs whereby United has agreed to reimburse us the actual amount of costs we incur for these items. Landing fees, war risk insurance, liability insurance and aircraft property taxes are pass through costs and included in our fixed-fee services revenue.  The E145 code-share agreement terminates on April 1, 2014.

Unless otherwise extended or amended, the E170 code-share agreement terminates on June 30, 2019, with certain aircraft terms expiring between June 2016 and June 2019. United has the option of extending the E170 agreement for five years or less.  In addition, the code-share agreements may be terminated under certain conditions.

Unless otherwise extended or amended, the Q400 code-share agreement terminates on December 1, 2021, with certain aircraft terms expiring between September 2020 and December 2021. The agreement may be subject to early termination under various circumstances.

United has a call option to assume our ownership or leasehold interest in certain aircraft if we wrongfully terminate the code-share agreements or if United terminates the agreements for our breach for certain reasons.

Competition and Economic Conditions

The airline industry is highly competitive. The principal competitive factors in the airline industry are location, fare pricing, frequent flyer loyalty programs, customer service, routes served, flight schedules, aircraft types and code-share relationships. Certain of our competitors are larger and have significantly greater financial and other resources than we do. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats.

Generally, the airline industry is highly sensitive to general economic conditions, in large part due to the discretionary nature of a substantial percentage of both business and pleasure travel. In the past, many airlines have reported decreased earnings or substantial losses resulting from periods of economic recession, heavy fare discounting, high fuel prices and other factors. Economic down turns combined with competitive pressures have contributed to a number of bankruptcies and liquidations among major and regional carriers. The effect of economic downturns is somewhat mitigated by our fixed-fee code-share agreements with respect to our flights. In addition, if our Partners remain financially strained by current economic conditions or higher fuel prices, they may reduce the number of flights we operate in order to reduce their operating costs.

The growth in the fixed fee business for regional carriers has been limited over the past few years as major carriers have reduced capacity and increased fuel prices have limited the cost efficiencies of small regional jets. In addition, recent legislation has increased the number of experience hours to 1,500, which has decreased the amount of qualified pilots for all regional carriers. We believe as fixed-fee contracts come up for renewal, there will be competition for market share and pilots which may lead to lower margins and higher risks for regional carriers.

Regulatory Matters

Government Regulation

All interstate air carriers are subject to regulation by the Department of Transportation ("DOT"), the Federal Aviation Administration ("FAA"), the Transportation Security Administration ("TSA") and certain other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service, those of the TSA to security and those of the FAA to operations and safety. The FAA requires operating, airworthiness and other certifications; approval of personnel who may engage in flight maintenance or operations activities; record keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. Generally, governmental agencies enforce their regulations through, among other mechanisms, certifications, which are necessary for our continued operations, and proceedings, which can result in civil or criminal penalties or suspension or revocation of operating authority. The FAA can also issue maintenance directives and other mandatory orders relating to, among other things, grounding of aircraft, inspection of aircraft, installation of new safety-related items and the mandatory removal, replacement or modification of aircraft parts that have failed or may fail in the future.

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

As of August 1, 2013, Congress created an action that creates new certification and qualification requirements for pilots in air carrier operations.  As a result of this action, a second in command (first officer) in domestic, flag, and supplemental operations must now hold an airline transport pilot certificate and an airplane type rating for the aircraft to be flown.  An airline transport pilot certificate requires that a pilot be 23 years of age and have 1,500 hours total time as a pilot. Pilots with fewer than 1,500 flight hours may qualify for a restricted privileges airline transport pilot certificate beginning at 21 years of age if they are a military-trained pilot, have a bachelor’s degree with an aviation major, or have an associate’s degree with an aviation major under a qualified program from an approved college or university.

In addition to the new qualification requirement, the FAA has also implemented a new regulation, that updates the flight crew duty, flight and rest requirements for pilots.  This update changed the length of time a Pilot may be on duty and how much they may fly in a day, month and year.  These more restrictive limitations have impacted a Pilot's availability and decreased their utilization.

Environmental Regulation

The Airport Noise and Capacity Act of 1990 ("ANCA") generally recognizes the rights of airport operators with noise problems to implement local noise abatement programs so long as such programs do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. The ANCA generally requires FAA approval of local noise restrictions on commercial aircraft. While we have had sufficient scheduling flexibility to accommodate local noise restrictions imposed to date, our operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.

The Environmental Protection Agency ("EPA") regulates operations, including air carrier operations, which affect the quality of air in the United States. We believe the aircraft in our fleet meet all emission standards issued by the EPA. We may become subject to additional taxes or requirements to obtain permits for green house gas emissions.

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

Security Regulation

Pursuant to the Aviation and Transportation Security Act (the “Aviation Security Act”), the TSA, a division of the U.S. Department of Homeland Security, is responsible for certain civil aviation security matters. The Aviation Security Act addresses procedures for, among other things, flight deck security; the use of federal air marshals onboard flights; airport perimeter access security; airline crew security training; security screening of passengers, baggage, cargo, mail, employees, and vendors; training and qualifications of security screening personnel; provision of passenger data to U.S. Customs and Border Protection; and background checks. Under the Aviation Security Act, substantially all security screeners at airports are federal employees, and significant other elements of airline and airport security are overseen and performed by federal employees, including federal security managers, federal law enforcement officers, and federal air marshals.

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

On our website, www.rjet.com/investorrelations.html, we provide free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after they have been electronically filed or furnished to the SEC. The code of ethics, adopted by our Board of Directors, which applies to all our employees, can also be found on our website, www.rjet.com/investorrelations.html. The charters for our audit committee, compensation committee and nominating and governance committee are also available on our website.

ITEM 1A. RISK FACTORS

The following risk factors, in addition to the information discussed elsewhere herein, should be carefully considered in evaluating us and our business:

Risks Related To Our Operations

Our fixed-fee business is dependent on our code-share relationships with our Partners.

We depend on relationships created by our regional jet fixed-fee code-share agreements with Delta, United and US Airways/American for all of our fixed-fee service revenues. Any material modification to, or termination of, our code-share agreements with any of these Partners could have a material adverse effect on our financial condition, results of our operations and the price of our common stock. Each of the code-share agreements contains a number of grounds for termination by our Partners, including our failure to meet specified performance levels.

In addition, because substantially all of our fixed-fee service revenues are currently generated under the fixed-fee code-share agreements, if any one of them is terminated, we cannot assure you that we would be able to enter into substitute code-share arrangements, that any such substitute arrangements would be as favorable to us as the current code-share agreements.

We may experience difficulty finding, training and retaining qualified pilots and maintenance technicians.

The regional airline industry is experiencing a shortage of qualified personnel, specifically pilots and maintenance technicians. In addition, as is common with most of our competitors, we have, from time to time, faced considerable turnover of our employees. Our pilots, flight attendants and maintenance technicians sometimes leave to work for larger airlines, which generally offer higher salaries and more extensive benefit programs than regional airlines or other low cost carriers are financially able to offer. Should the turnover of employees, particularly pilots and maintenance technicians, sharply increase, the result will be significantly higher training costs than otherwise would be necessary.

On August 1, 2013 Congressionally mandated pilot experience qualifications were enacted.  As a result of this action, a second in command (first officer) in domestic, flag, and supplemental operations must now hold an airline transport pilot certificate and an airplane type rating for the aircraft to be flown.  An airline transport pilot certificate requires that a pilot be 23 years of age and have 1,500 hours total time as a pilot. Pilots with fewer than 1,500 flight hours may qualify for a restricted privileges airline transport pilot certificate beginning at 21 years of age if they are a military-trained pilot, have a bachelor’s degree with an aviation major, or have an associate’s degree with an aviation major under a qualified program from an approved college or university. Due to this legislation, we believe there is a growing scarcity of new entrant pilots who meet the new experience qualifications, the result of which will be disruptions to service to smaller communities, higher labor costs, and potential early termination of regional carrier CPAs.

In early February 2014, the Company announced it could not extend CPAs for 27 E140/145 aircraft due to the inability to recruit a sufficient number of qualified pilots to staff the Company's 2014 expected level of operations, which includes placing into service an additional 27 E175 and Q400 aircraft. Any further inability to recruit, train and retain qualified pilots and maintenance technicians may materially impact our results of operations, liquidity, and financial condition, including our ability to meet the contractual operational performance obligations within our fixed-fee agreements.

Any labor disruption or labor strikes by our employees or those of our Partners would adversely affect our ability to conduct our business.

All of our pilots, flight attendants, and dispatchers are represented by unions. Collectively, these employees represent approximately 71% of our workforce. Although we have never had a work interruption or stoppage, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. If we are unable to reach agreement with any of our unionized work groups on the amended terms of their collective bargaining agreements, we may be subject to work interruptions and/or stoppages. Any sustained work stoppages could adversely affect our ability to fulfill our obligations under our code-share agreements and could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

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

We have collective bargaining agreements with our pilots, flight attendants, and dispatchers. We cannot assure that future agreements with our employees' unions will be on terms in line with our expectations or comparable to agreements entered into by our competitors, and any future agreements may increase our labor costs and reduce both our income and our competitiveness for future business opportunities. As of December 31, 2013, approximately 71% of the Company's workforce is employed under union contracts. Because of the high level of unionization among our employees, we are subject to risks of work interruption or stoppage and/or the incurrence of additional expenses associated with union representation of our employees.  We have never experienced any work stoppages or other job actions and generally consider our relationship with our employees to be good.

On Friday, February 14, 2014, the Company announced that it reached a Tentative Agreement (TA) on a new four-year contract with the International Brotherhood of Teamsters (IBT) Local 357. Local 357 represents all of the Company's pilots. The proposed contract includes increases in pay that will place Republic pilots at or near the top of its airline peers. It also includes improvements in work rules, quality of life enhancements and more flexibility in scheduling as well as a significant signing bonus if ratified. The TA still must be presented to union members for review and a formal ratification vote, which is expected in March 2014. The Company's tentative agreement with the pilot union would significantly increase its wage and benefits costs. There can be no assurance that the agreement will be approved.

We may be unable to profitably redeploy aircraft expiring from fixed-fee agreements.

As of December 31, 2013, we have 69 regional jets operating under fixed-fee code-share agreements which are scheduled to expire between March 2014 and September 2015. In most cases, the term of the aircraft lease or debt agreement exceeds the term of the aircraft under its respective code-share agreement. To the extent that aircraft are removed from service, we must either sell or sublease the aircraft to another party or redeploy it in order to cover our carrying expenses for that aircraft. Our inability to sell, sublease, extend under a fixed-fee code-share agreement and/or redeploy aircraft that are removed from fixed-fee service could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

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

The average age of our Embraer E140/145 and E170/175 aircraft is approximately 8.1 years old. Our aircraft require less maintenance now than they will in the future. We have incurred lower maintenance expenses because most of the parts on our aircraft are under multi-year warranties. Our maintenance costs will increase as these warranties expire and our fleet ages. For example, our recent engine expenses for our E170/175 aircraft do not reflect the full mature cost of maintaining the aircraft as they do not include any expenses for LLPs.  As the Company incurs expense to replace these LLPs, only a portion of our expense may be passed through to our partners, thus our future results of operations and liquidity will be materially impacted.

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

We may incur significant obligations related to our sale of Frontier Airlines.

Pursuant to the terms of the stock purchase agreement between the Company and Falcon Acquisition Group, Inc. (Buyer), the Company and Buyer are in the process of finalizing the share purchase price, which is based in part on the closing working capital of Frontier as of November 30, 2013.  The Company expects to finalize the share purchase price by the end of the second quarter of 2014.  The final share purchase price may result in an adjustment to the share purchase price that either requires Buyer to pay additional amounts to the Company or the Company to pay an amount to the Buyer.  In addition, the stock purchase agreement contains an obligation for the Company to indemnify the Buyer under certain circumstances and subject to certain conditions and limitations.  In addition to the proposed working capital adjustments, Buyer provided the Company with notice of a claim for indemnification for an unspecified amount relating to the Company’s alleged failure to properly record the costs of future returns of certain of Frontier’s leased aircraft.  The Company has notified Buyer that any failure to properly record lease return costs is properly resolved in calculation of the closing working capital and the final share price, and accordingly the Company rejects the Buyer’s claim for indemnification.  With certain exceptions that are not subject to any limitation, the Company's indemnity obligation is capped under the stock purchase agreement at a maximum of $25.0 million dollars.  However, the Company believes that the likelihood that it will be required to make any payment of significant indemnification claims under the stock purchase agreement  is remote and therefore the Company has not recorded any contingent liabilities for Buyer’s indemnification claims as of December 31, 2013.

If the financial strength of any of our Partners decreases, our financial strength is at risk.

We are directly affected by the financial and operating strength of the Partners in our fixed-fee regional airline code-share business. In the event of a decrease in the financial or operational strength of any of our Partners, such Partner may be unable to make the payments due to us under its code-share agreement. In addition, it may reduce utilization of our aircraft to the minimum levels specified in the code-share agreements, and it is possible that any code-share agreement with a code-share Partner that files for reorganization under Chapter 11 of the bankruptcy code may not be assumed in bankruptcy and could be modified or terminated. Any such event could have an adverse effect on our operations and the price of our common stock. As of January 13, 2014, Standard & Poor's and Moody's, respectively, maintained ratings of B and Ba2 for US Airways, B and Baa1 for American Airlines Inc., BB- and B1 for Delta, and B and B2 for United Continental Holdings, Inc., the parent of United and Continental.

Our Partners may choose to operate regional aircraft under a wholly owned subsidiary, thus limiting the expansion of our relationships with them.

We depend on major airlines, such as our Partners, to contract with us instead of purchasing and operating their own aircraft; however, some major airlines own their own regional airlines and operate their own aircraft instead of entering into contracts with us or other independent regional carriers. For example, Delta and US Airways/American have acquired many aircraft which they fly under their affiliated carriers. We have no guarantee that in the future our Partners will choose to enter into contracts with us instead of purchasing their own aircraft or entering into relationships with competing regional airlines as they are not prohibited from doing so under our code-share agreements. A decision by US Airways/American, Delta or United to phase out our contract based code-share relationships as they expire and instead acquire and operate their own aircraft or to enter into similar agreements with one or more of our competitors could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

Our Partners may be restricted in increasing the level of business that they conduct with us, thereby limiting our growth.

In general, the pilots' unions of certain major airlines have negotiated “scope clauses” in their collective bargaining agreements, known as CBAs, that restrict the number and/or size of aircraft that can be operated by the regional code-share partners of such major airlines. These CBAs limit regional airlines to flying aircraft with a maximum take-off weight (MTOW) of 86,000 pounds and a maximum passenger configuration of 76 seats. In addition, CBAs for Delta and United limit the total number of 76-seat aircraft that can be flown by a regional airline to 325 and 255, respectively. It is still unclear how the merger of American and US Airways will affect their combined scope.

The amounts we receive under our code-share agreements may be less than the corresponding costs we incur.

Under our code-share agreements, we are compensated for certain costs we incur in providing services. With respect to costs that are defined as pass through costs, our code-share partner is obligated to pay to us the actual amount of the cost. With respect to other costs, our code-share partner is obligated to pay to us amounts based, in part, on pre-determined rates for certain costs. During the year ended December 31, 2013, approximately 18% of our costs were pass through costs and approximately 82% of our costs were reimbursable at pre-determined rates. These pre-determined rates are not based on the actual expenses we incur, and generally escalate based on a consumer price index, subject to a maximum cap. If our annual rate increases are less than our actual cost escalations or if we incur expenses that are greater than the pre-determined amounts payable by our code-share partners, our financial results will be negatively affected.

Our substantial aircraft indebtedness may limit our financial and operating activities and may adversely affect our ability to incur additional debt to fund future needs.

We have substantial aircraft indebtedness, which could:

•
require us to dedicate a substantial portion of cash flow from operations to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations and future business opportunities;

•	make it more difficult for us to satisfy our payment and other obligations under our indebtedness;

•	limit our ability to borrow additional money for working capital, capital expenditures, acquisitions or other purposes, if needed, and increase the cost of any of these borrowings; and/or

•	reduce our flexibility in planning for or responding to changing business and economic conditions.

In addition, a substantial level of indebtedness, particularly because substantially all of our assets are currently subject to liens, could limit our ability to obtain additional financing on acceptable terms or at all for working capital, capital expenditures and general corporate purposes. We have historically needed substantial liquidity to fund the growth of our fixed-fee business.

We currently depend on Embraer and other original equipment manufacturers ("OEMs") to support our fleet of aircraft.

We rely on Embraer as the manufacturer of all of our regional jets.  Our risks in relying primarily on a single manufacturer for each aircraft type include:

•	the failure or inability of Embraer or an OEM to provide sufficient parts or related support services on a timely basis;

•	the interruption of fleet service as a result of unscheduled or unanticipated maintenance requirements for these aircraft;

•	the issuance of FAA directives restricting or prohibiting the use of Embraer aircraft or requiring time-consuming inspections and maintenance; and

•	the adverse public perception of a manufacturer as a result of an accident or other adverse publicity.

Our operations could be materially adversely affected by the failure or inability of Embraer or an OEM to provide sufficient parts or related support services on a timely basis or by an interruption of fleet service as a result of unscheduled or unanticipated maintenance requirements for our aircraft.

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

At December 31, 2013, we had estimated federal net operating loss carry-forwards, which we refer to as NOLs, of $1.2 billion for federal income tax purposes that begin to expire in 2015. We have recorded a valuation allowance for $398.0 million of those NOLs. Section 382 of the Internal Revenue Code, which we refer to as Section 382, imposes limitations on a corporation's ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382. Any unused NOLs in excess of the annual limitation may be carried over to later years.

The imposition of a limitation on our ability to use our NOLs to offset future taxable income could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs. Based on analysis that we performed, we believe we have not experienced a change in ownership as defined by Section 382; however; certain of our NOLs generated prior to July 2005 and acquired from previous business acquisitions are subject to an annual limitation under Internal Revenue Code Section 382 (“IRC 382”).

We are at risk of losses stemming from an accident involving any of our aircraft.

While we have never had a crash causing death or serious injury in almost 40 years, it is possible that one or more of our aircraft may crash or be involved in an accident in the future, causing death or serious injury to individual air travelers and our employees and destroying the aircraft and the property of third parties.

In addition, if one of our aircraft were to crash or be involved in an accident, we would be exposed to significant tort liability. Such liability could include liability arising from the claims of passengers or their estates seeking to recover damages for death or injury. There can be no assurance that the insurance we carry to cover such damages will be adequate. Accidents could also result in unforeseen mechanical and maintenance costs. In addition, any accident involving an aircraft that we operate could create a public perception that our aircraft are not safe, which could result in air travelers being reluctant to fly on our aircraft and a decrease in revenues. Such a decrease could materially adversely affect our financial condition, results of operations and the price of our common stock.

We are increasingly dependent on technology, and if our technology fails or we are unable to continue to invest in new technology, our business may be adversely affected.

We have become increasingly dependent on technology initiatives to reduce costs and compete in the current business environment. The performance and reliability of our technology are critical to our ability to compete effectively. Technology initiatives will continue to require significant capital investments in order to deliver these expected benefits. If we are unable to make these investments, our business and operations could be negatively affected.

In addition, any internal technological error or failure or large scale external interruption in the technology infrastructure we depend on, such as power, telecommunications or the internet, may disrupt our internal network. Any individual, sustained or repeated failure of technology could impact our customer service and result in increased costs. Like most companies, our technology systems and related data may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. While we have in place, and continue to invest in, technology security initiatives and disaster recovery plans, these measures may not be adequate or implemented properly to prevent a business disruption and mitigate the resulting adverse financial consequences.

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

In February 2009, Colgan Flight 3407, operating as Continental Connection, crashed on its approach into Buffalo, New York. A total of 50 people were killed. Since the date of this tragedy, there have been numerous press reports questioning some of the operating policies of regional airlines. In response, there have also been legislative initiatives aimed at heightening safety requirements, such as The Airline Safety and Pilot Training Improvement Act of 2009. Although our regional jets have never had a crash causing death or serious injury in 40 years of operations, should the public perceive regional aircraft as less safe making our Partners less inclined to renew our contracts in the future, or should new legislation impose additional burdens on us, our financial condition, results of operations and the price of our common stock could be materially adversely affected.

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

Generally, revenues for airlines depend on the number of passengers carried, the fare paid by each passenger and service factors, such as the timeliness of departure and arrival. Demand for air travel could weaken in an economic recession. Economic weakness in the United States and international economies could have a significant negative impact on our results of operations. During periods of fog, ice, low temperatures, storms or other adverse weather conditions, flights may be canceled or significantly delayed. For example, in the first two months of 2014, the Company canceled approximately 12% of its scheduled flights due to extreme weather. Under our fixed-fee code-share agreements, our regional airline business is partially protected against cancellations due to weather or air traffic control, although these factors may affect our ability to receive incentive payments for flying more than the minimum number of flights specified in our code-share agreements. Should we enter into pro-rate revenue sharing agreements in the future, our regional airline business will not be protected against weather or air traffic control cancellations and our operating revenues could suffer as a result.

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

The FAA has the authority to issue mandatory orders relating to, among other things, pilot rest rules, the grounding of aircraft, inspection of aircraft, installation of new safety related items and removal, replacement or modification of aircraft parts that have failed or may fail in the future. A decision by the FAA to ground, or require time consuming inspections of or maintenance on, all or any of our Embraer or Airbus aircraft, for any reason, could negatively impact our results of operations.

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

Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenues. For instance, “passenger bill of rights” legislation was introduced in Congress that, if enacted, would have, among other things, required the payment of compensation to passengers as a result of certain delays and limited the ability of carriers to prohibit or restrict usage of certain tickets. This legislation is not currently active, but if it is reintroduced, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs. Several state legislatures have also considered such legislation, and the State of New York in fact implemented a “passenger bill of rights” that was overturned by a federal appeals court in 2008. The DOT has imposed restrictions on the ownership and transfer of airline routes and takeoff and landing slots at certain high-density airports, including New York LaGuardia and Reagan National. In addition, as a result of the terrorist attacks in New York and Washington, D.C. in September 2001, the FAA and the TSA have imposed stringent security requirements on airlines. We cannot predict what other new regulations may be imposed on airlines and we cannot assure you that laws or regulations enacted in the future will not materially adversely affect our financial condition, results of operations and the price of our common stock.

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

In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities.  Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business.

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

•	limit the persons who can call special stockholder meetings;

•	provide that a supermajority vote of our stockholders is required to amend certain provisions of our certificate of incorporation; and

•	establish advance notice requirements to nominate directors for election to our board of directors or to propose matters that can be acted on by stockholders at stockholder meetings.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Flight Equipment

As of December 31, 2013, we operated 258 aircraft as described in the following table:

Type	Total Aircraft	Owned	Leased	Average Age (in years)	Seats in Current Configuration
E140LR	15	11	4	11.8	44
E145LR	57	24	33	11.7	50
E170/175LR	145	122	23	6.3	69-80
E190LR	10	7	3	3.8	99
Q400	31	4	27	4.6	71

Total	258	168	90

In addition to the aircraft listed above, we have subleased nine E145 aircraft and three E170 aircraft to a foreign airline, and one E135 aircraft to a domestic airline as of December 31, 2013.

All of our leased aircraft are leased by us pursuant to operating leases, with current lease expirations ranging from 2014 to 2023. We have fixed-price purchase options under most of these leases after nine to 14 years of the lease term. Furthermore, we have options to renew most of the leases for an additional three to four years, or purchase the leased aircraft at the conclusion of their current lease terms at fair market value.

Ground Operations and Properties

As of December 31, 2013, our facilities are summarized in the following table:

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

Our employees perform substantially all routine airframe and engine maintenance and periodic inspection of equipment. Our Partners or third parties provide ground support services and ticket handling services in all cities we serve our Partners.

We lease all of our facilities, except the maintenance hangar in Honolulu, HI, which we own. All leased facilities are subject to either long-term leases or on a month-to-month basis.

We believe that our current facilities, along with our planned additional facilities, are adequate for the current and foreseeable needs of our business.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to certain legal and administrative actions which management considers routine to its business activities. As of December 31, 2013, management believes, after consultation with legal counsel, the ultimate outcome of any pending legal matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

ITEM 4. Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

Our common stock is traded on the NASDAQ Global Select Market under the symbol "RJET." The following table sets forth the high and low sales prices of our common stock for the periods indicated.

Year Ended December 31, 2012	High	Low
First Quarter	$6.33	$3.39
Second Quarter	5.89	4.68
Third Quarter	5.97	4.09
Fourth Quarter	5.95	4.41
Year Ended December 31, 2013
First Quarter	$11.95	$6.05
Second Quarter	11.82	9.44
Third Quarter	13.92	10.81
Fourth Quarter	12.68	9.17

As of December 31, 2013 there were 4,119 stockholders of record of our common stock. We have never paid cash dividends on our common stock. The payment of future dividends is within the discretion of our board of directors and will depend upon our future earnings, our capital requirements, bank or other lender financing, financial condition and other relevant factors.

Performance Graph

The above graph compares the performance of the Company from December 31, 2008 through December 31, 2013, against the performance of (i) the Composite Index for NASDAQ Stock Market (U.S. Companies) and (ii) an index of companies engaged in air transportation (SIC 4512), including regional airlines, whose stocks trade on the NASDAQ, for the same period.

Below is a summary of the equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders
Options outstanding under the 2002 Equity Incentive Plan (1)	1,212,706	$14.29	—
Options outstanding under the 2007 Equity Incentive Plan (2)	2,963,959	13.17	2,973,542
Equity compensation plans not approved by security holders	—	—	—
Total	4,176,665	$13.50	2,973,542

(1) The 2002 Equity Incentive Plan expired on April 19, 2012 with 22,434 shares available to be issued. There are no shares available for future issuance as of December 31, 2013.

(2) On September 17, 2013, the Company's stockholders approved an amended and restated plan providing for 3.5 million additional shares, increasing the total shares available under the 2007 Equity Incentive Plan to 8.5 million.

Unregistered Sales of Equity Securities

None

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data and operating statistics should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in millions, except per share amounts)
Statement of Operations Data:
Operating revenues:
Fixed-fee service	$1,276.1	$1,102.1	$1,079.0	$1,231.8	$1,234.4
Passenger service	46.3	247.9	388.9	—	—
Charter and other	24.1	27.4	46.5	27.2	17.7

Total operating revenues	1,346.5	1,377.4	1,514.4	1,259.0	1,252.1
Operating expenses:
Wages and benefits	342.1	308.4	297.1	290.3	264.1
Aircraft fuel (2)	44.9	161.4	303.4	68.0	96.8
Landing fees and airport rents (1)	46.4	61.5	64.9	51.8	63.6
Aircraft and engine rent	122.6	110.7	117.0	128.9	123.6
Maintenance and repair	251.6	235.3	237.2	205.8	197.3
Insurance and taxes	25.1	24.7	26.2	28.0	23.5
Depreciation and amortization	150.7	160.0	162.9	161.3	150.0
Promotion and sales	2.3	12.8	21.2	—	—
Impairment charges (3)	21.2	—	191.1	—	15.3
Other	148.6	134.1	116.7	113.6	120.3

Total operating expenses	1,155.5	1,208.9	1,537.7	1,047.7	1,054.5

Operating income (loss)	191.0	168.5	(23.3)	211.3	197.6
Other income (expense):
Interest expense	(112.2)	(117.6)	(126.0)	(137.9)	(136.6)
Other - net	2.5	0.2	0.2	3.4	9.8
Total other expense	(109.7)	(117.4)	(125.8)	(134.5)	(126.8)

Income (loss) from continuing operations before income taxes	81.3	51.1	(149.1)	76.8	70.8

Income tax expense (benefit)	33.0	19.8	(55.8)	29.2	26.9

Income (loss) from continuing operations	48.3	31.3	(93.3)	47.6	43.9

Add: Net loss attributable to noncontrolling interest in Mokulele Flight Service Inc.	—	—	—	—	3.3

Net income (loss) of the Company from continuing operations	48.3	31.3	(93.3)	47.6	47.2

Net income (loss) from discontinued operations, net of tax (loss on disposal of discontinued operations of $53.8 million in 2013)	(21.6)	20.0	(58.5)	(61.4)	(7.5)

Net income (loss)	$26.7	$51.3	$(151.8)	$(13.8)	$39.7

Income (loss) per share basic:
Income (loss) from continuing operations	$0.98	$0.65	$(1.94)	$1.32	$1.36
Discontinued operations, net of tax	(0.44)	0.41	(1.20)	(1.70)	(0.21)
Net income (loss) per share basic	$0.54	$1.06	$(3.14)	$(0.38)	$1.15

Income (loss) per share diluted:
Income (loss) from continuing operations	$0.92	$0.63	$(1.94)	$1.25	$1.36
Discontinued operations, net of tax	(0.40)	0.39	(1.20)	(1.63)	(0.23)
Net income (loss) per share diluted	$0.52	$1.02	$(3.14)	$(0.38)	$1.13

Weighted average common shares outstanding:
Basic	49.2	48.5	48.2	36.0	34.6
Diluted	54.6	51.4	48.2	38.0	35.7

(1) The decrease in landing fees in 2013 was primarily attributable to United paying the fees directly beginning June, 2013.

(2) The increase in 2011 and 2012 in fuel expense compared to 2010 and 2009, was primarily attributable to flying under the pro-rate operations with Frontier. The increase in 2012 was offset by a decrease in pass-through costs, as all of our partners, as of December 31, 2012, are providing fuel for our aircraft under capacity purchase agreements. The decrease in 2013 was related to a reduction of pro-rate operations with Frontier.

(3) See note 3 of the Consolidated Financial Statements for further discussion.

	Years Ended December 31,
	2013	2012	2011	2010	2009
Airline Operating Data:
Block hours	749,931	701,040	731,440	740,489	716,771
Departures	440,255	409,058	429,564	440,452	423,720
Passengers carried (millions)	21.5	20.1	20.8	21.9	20.0
Revenue passenger miles (millions) (1)	10,290	10,120	10,691	11,534	10,320
Available seat miles (millions)(2)	13,486	13,437	14,449	15,054	13,902
Passenger load factor (3)	76.3%	75.3%	74.0%	76.6%	74.2%
Average passenger trip length (miles)	472	490	498	527	516
Number of aircraft in operations (end of period):
Regional Jets:
Owned	164	146	152	150	150
Leased	63	63	67	72	78
Q400:
Owned	4	4	2	3	6
Leased	27	13	—	—	5
Total aircraft	258	226	221	225	239

	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:	(in millions)
Cash and cash equivalents	$276.7	$210.8	$174.5	$110.3	$15.5
Aircraft and other equipment—net	2,563.6	2,311.2	2,564.3	2,861.9	2,932.3
Total assets	3,271.3	3,655.2	3,901.7	4,348.7	4,450.5
Long-term debt, including current maturities	2,166.8	1,972.7	2,194.4	2,349.6	2,403.0
Total stockholders' equity	550.7	513.5	460.5	609.6	517.9

(1) Passengers carried multiplied by miles flown.

(2) Passenger seats available multiplied by miles flown.

(3) Revenue passenger miles divided by available seat miles.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Delaware holding company organized in 1996 that offers scheduled passenger services through our wholly-owned operating air carrier subsidiaries: Chautauqua Airlines, Inc. (“Chautauqua”), Shuttle America Corporation (“Shuttle”) and Republic Airline Inc. (“Republic Airline”). Unless the context indicates otherwise, the terms the “Company,” “we,” “us,” or “our,” refer to Republic Airways Holdings Inc. and our subsidiaries.

As of December 31, 2013, our operating subsidiaries offered scheduled passenger service on 1,390 flights daily to 118 cities in 41 states and Canada under scheduled passenger service through our fixed-fee code-share agreements with United Continental Holdings, Inc. ("United"), Delta Air Lines, Inc. ("Delta"), and US Airways, Inc. ("US Airways")/American Airlines, Inc. ("American") (collectively referred to as our "Partners"). Currently, we provide our Partners with fixed-fee regional airline services, operating as Delta Connection, United Express, US Airways Express, or American Eagle, including service out of their hubs and focus cities. The Company operated aircraft under a pro-rate agreement with Frontier Airlines, Inc. ("Frontier") which terminated during the first quarter of 2014.

The following table outlines the type of aircraft our subsidiaries operate and their respective operations within our business units as of December 31, 2013:

Operating Subsidiaries	Aircraft Size (Seats)	United	Delta	US Airways/American	Frontier	Charters/Spares	Number of Aircraft
Chautauqua	44 to 50	12	41	15	—	4	72
Shuttle	70 to 76	38	30	—	—	—	68
Republic Airline	69 to 99	28	—	74	2	14	118
Total number of operating aircraft		78	71	89	2	18	258

During 2013, our operational fleet increased from 226 to 258. The company took delivery of 14 Q400s and 19 E175s. One E135 was subleased and two E190s were sold. Additionally, two aircraft previously subleased were returned and are included as operational spares.

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

Sale of Frontier

The company sold Frontier during the fourth quarter of 2013 and has classified its Frontier business as discontinued operations. Unless otherwise specified, all financial information disclosed is from continuing operations.

On October 1, 2013, the company reported that it had agreed to sell its Frontier business to an affiliate of Indigo Partners LLC ("Indigo"). On November 6, 2013, Indigo informed the company that it had satisfied or waived certain key conditions to close under the transaction. The transaction closed on December 3, 2013. Indigo acquired all the outstanding shares of Frontier Airlines Holdings, Inc. As part of the transaction, under a separate agreement, Republic assigned Frontier all of Republic’s rights under agreements relating to Republic’s Airbus A320neo order.
Business Strategy

•
Continue to operate a high-quality fleet of aircraft across an efficient network - We intend to maintain a modern, high-quality fleet of regional aircraft that meets or exceeds stringent industry operating standards and complies with the terms of our fixed-fee regional aircraft code-share agreements. Our operations are concentrated in the Northeast and Midwest and we staff our crew and maintenance bases to leverage our resources across our network. See route map on page 6.

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

•
Develop culture that attracts and retains qualified airline professionals - Working together, we will provide the safest, most reliable and convenient travel experience for our passengers and a positive work environment for our associates. We strive to make our company the employer of choice for regional airline professionals enabling us to develop mutually beneficial working relationships with our business partners.

Recent Development

On February 11, 2014, the Company updated its 2014 operating fleet plans to reflect its intent to reduce its operating fleet by up to 27 E140/145 aircraft which the Company anticipates will be removed from service by the end of the third quarter. The Company currently estimates that the reduction in service will negatively impact it's 2014 pre-tax income approximately $18.0 million.

On February 14, 2014, the Company announced that it reached a Tentative Agreement (TA) on a new four-year contract with the International Brotherhood of Teamsters (IBT) Local 357. Local 357 represents all of the Company's pilots. The proposed contract includes increases in pay that will place Republic pilots at or near the top of its airline peers. It also includes improvements in work rules, quality of life enhancements and more flexibility in scheduling, as well as a significant signing bonus if ratified. The TA still must be presented to union members for review and a formal ratification vote, which, if it occurs, is expected to be completed in March 2014.

Revenue

Fixed-Fee Service - Under our code-share arrangements with our Partners, we receive fixed-fees, as well as reimbursement of specified costs on a gross basis with additional possible incentives from our Partners for superior performance. For the years ended December 31, 2013, 2012 and 2011, substantially all of our fixed-fee revenue was earned under our fixed-fee arrangements. The number of aircraft we operate and aircraft utilization are the most significant drivers of our revenue, as opposed to the number of passengers we carry or the fare the passengers pay.

Passenger Service - Passenger service revenues are revenue from the pro-rate agreements with Frontier. Republic is allocated an industry standard pro-rata portion of ticket revenue, while Frontier retains all connect revenues as well as ancillary revenues on regional flights. The Company operated aircraft under pro-rate agreements with Frontier which terminated during the first quarter of 2014.

Charter and Other Revenue - Charter and other revenue primarily consists of lease revenue for aircraft subleased under operating leases and miscellaneous revenue related to charter flying. Charter revenues are recognized at the point that our charter service is realizable and earned, which is when the transportation is provided. All other revenue is recognized as revenue when the related goods and services are provided.

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

Aircraft Fuel

As of December 31, 2013, all of our aircraft fuel for operations is supplied directly by our code-share partners, and thus, we do not record expense or the related revenue for those gallons of fuel.  Beginning in July 2012, we did not record fuel expense and the related revenue for the United operations.  We also did not pay for or record fuel expense and the related revenue for American, Delta or US Airways operations.   All fuel costs including into-plane fees and taxes are expensed as incurred for our pro-rate and charter operations.

Landing Fees and Airport Rents

This expense consists primarily of aircraft landing fees and airport rental fees for ticket counter, gate and common space.   Under our fixed-fee agreements, we are generally reimbursed for the actual costs of landing fees.  Airport rents consist primarily of cost related to our scheduled charter operation, which are reimbursed as pass through costs.

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

Maintenance and Repair

Maintenance and repair expenses include all parts, materials, tooling and spares required to maintain our aircraft. We have entered into long-term maintenance "power-by-the-hour" service contracts with third-party maintenance providers under which we are charged fixed rates for each flight hour or departure accumulated by the majority of our engines and some of the major airframe components. The effect of such contracts is to reduce the volatility of aircraft maintenance expense over the term of the contract.  All other maintenance is expensed as incurred under the direct expense method of accounting.

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

Depreciation and Amortization

This expense includes the depreciation of all fixed assets, including aircraft.

Promotion and Sales

This expense is incurred on our pro-rate operation only and consists of a fee charged by Frontier for advertising costs, passenger reservation and booking fees, credit card processing fees and commissions.

Other Impairment Charges

This expense includes the impairment of aircraft and other equipment, maintenance deposits and other assets.

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

Discontinued Operations Expenses

This expense includes all the costs related to the disposal of Frontier Airlines Holdings, Inc. and other operations associated with Frontier Airlines Holdings, Inc.

Results of Operations

The following tables sets forth information regarding the Company’s statistical performance for the years ended December 31, 2013 and 2012.

Operating Highlights	Years Ended December 31,
	2013	2012	Change
Fixed-fee service	$1,276.1	$1,102.1	15.8%
Passenger service	46.3	247.9	(81.3)%
Charter and other	24.1	27.4	(12.0)%
Total revenues (millions)	$1,346.5	$1,377.4	(2.2)%
Total fuel expense (millions)[1]	$44.9	$161.4	(72.2)%
Operating aircraft at period end:
44-50 seats[9]	72	71	1.4%
69-99 seats[10]	186	155	20.0%
Block hours[7]	749,931	701,040	7.0%
Departures	440,255	409,058	7.6%
Passengers carried	21,498,826	20,112,289	6.9%
Revenue passenger miles ("RPM") (millions) [2]	10,290	10,120	1.7%
Available seat miles ("ASM") (millions) [3]	13,486	13,437	0.4%
Passenger load factor [4]	76.3%	75.3%	1.0 pts
Cost per ASM, including interest expense (cents) 5 6	9.22	9.87	(6.6)%
Cost per ASM, including interest expense and excluding fuel expense (cents)[6]	8.89	8.67	2.5%
Gallons consumed[1]	12,481,012	48,842,044	(74.4)%
Average cost per gallon	$3.60	$3.30	9.1%
Average daily utilization of each aircraft (hours) [8]	9.7	9.8	(1.0)%
Average length of aircraft flight (miles)	472	490	(3.7)%
Average seat density	65	67	(3.0)%

1.
Includes $48.2 million of fuel expense reimbursement for the year ended December 31, 2012. Effective July 1, 2012, United agreed to supply fuel directly to our flights under its code-share agreements, and the Company will no longer recognize the cost of fuel and related revenue for fuel used under the United code-share agreement. Only fuel for pro-rate and fixed-fee charter flying is included in the fuel amount for the year ended December 31, 2013.

2.	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

3.	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

4.	Passenger load factor is revenue passenger miles divided by available seat miles.

5.	Total operating costs divided by available seat miles.

6.
Costs (in all periods) exclude impairments and other expenses. Total operating and interest expenses excluding other impairment charges is not a calculation based on accounting principles generally accepted in the United States of America and should not be considered as an alternative to total operating expenses. Cost per available seat mile utilizing this measurement is included as it is a measurement recognized by the investing public relative to the airline industry.

7.	Hours from takeoff to landing, including taxi time.

8.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

9.	Includes four and three E145 aircraft that operated as charter service, served as operational spares, or were temporarily parked as of December 31, 2013 and 2012, respectively.

10.
Includes three E175 aircraft, three Q400 aircraft, and eight E190 aircraft that operate as charter service, serve as operational spares, or are temporarily parked as of December 31, 2013. 14 Q400 aircraft and 19 E175 aircraft were delivered during the year ended December 31, 2013.

The following table sets forth information regarding the Company’s expenses for the years ended December 31, 2013 and 2012.

Years Ended December 31	2013	2012	$ Variance	% Variance
Fixed-fee service	$1,276.1	$1,102.1	174.0	15.8%
Passenger service	46.3	247.9	(201.6)	(81.3)%
Charter and other	24.1	27.4	(3.3)	(12.0)%
TOTAL OPERATING REVENUES	$1,346.5	$1,377.4	$(30.9)	(2.2)%
OPERATING EXPENSES:
Wages and benefits	342.1	308.4	33.7	10.9%
Aircraft fuel	44.9	161.4	(116.5)	(72.2)%
Landing fees and airport rents	46.4	61.5	(15.1)	(24.6)%
Aircraft and engine rent	122.6	110.7	11.9	10.7%
Maintenance and repair	251.6	235.3	16.3	6.9%
Insurance and taxes	25.1	24.7	0.4	1.6%
Depreciation and amortization	150.7	160.0	(9.3)	(5.8)%
Promotion and sales	2.3	12.8	(10.5)	(82.0)%
Other impairment charges	21.2	—	21.2	100.0%
Other	148.6	134.1	14.5	10.8%
Total operating expenses	1,155.5	1,208.9	(53.4)	(4.4)%
OPERATING INCOME	191.0	168.5
Total non-operating expense, net	(109.7)	(117.4)	7.7	(6.6)%
INCOME BEFORE INCOME TAXES	$81.3	$51.1	30.2	59.1%

2013 compared to 2012

Operating Revenues

Operating revenues decreased by 2.2% primarily due to a decrease in pro-rate flying for Frontier (which terminated in the first quarter of 2014), representing approximately $193 million, offset by an increase in Q400 flying with United Airlines, new fixed-fee E190 scheduled charter flying and new E175 flying with American representing approximately $190 million. Additionally, fixed-fee revenues for our small jet aircraft increased approximately $20 million, offset by a decrease in pass through revenues for fuel and landing fees of approximately $60 million, due to United paying fuel directly as of July 1, 2012 and United beginning to pay all landing fees in June 2013.

Factors relating to changes in operating expenses are discussed below:

The increase in wages and benefits of 10.9%, or $33.7 million, was directly related to the increased block hours of 7% coupled with an increase in flight crew salaries and benefits costs for our additional E175 aircraft, Q400 aircraft, and scheduled charter flying.

The decrease in aircraft fuel expenses of 72.2%, or $116.5 million was primarily due to a 74.4% decrease in gallons consumed because of a reduction in pro-rate flying for Frontier and United paying fuel directly as of July 1, 2012, representing a decrease of approximately $80 million and $48 million, respectively. The average price per gallon increased to $3.60, contributing $3.7 million to the overall increase in fuel costs. The decrease was offset by an increase of approximately $21 million for fuel costs related to increased charter flying in our scheduled charter programs.

Landing fee and airport rent expenses decreased 24.6%, or $15.1 million, primarily due to United beginning to pay all landing fees in June 2013, representing $9.8 million of the total decrease, coupled with the decrease in pro-rate flying for Frontier, which contributed $6.9 million to the total decrease.

Aircraft and engine rent expenses increased 10.7%, or $11.9 million, due primarily to an increase in the number of leased Q400 aircraft.

Maintenance and repair expenses increased 6.9%, or $16.3 million, primarily due to the increase in block hours of 7.0%.

The decrease in depreciation and amortization of 5.8%, or $9.3 million, was directly related to the restructuring of Chautauqua.

The other impairment charges in 2013 were due to an impairment charge on owned E190 aircraft and the write-off of maintenance deposits on leased E190 aircraft. The impairment charge is primarily related to the anticipated termination of pro-rate flying completed by the E190 fleet during the first quarter of 2014.

We recorded an income tax expense of $33.0 million or 40.6% effective tax rate during 2013, compared with an income tax expense of $19.8 million or 38.7% effective tax rate during 2012. The effective tax rate is higher than the statutory rate primarily due to miscellaneous permanent tax adjustments and an increase in valuation allowances in 2013. The 2012 effective tax rate was only slightly higher than the statutory rate,  primarily due to  miscellaneous permanent tax adjustments being offset with favorable adjustments to deferred tax assets.

The following tables set forth information regarding the Company’s statistical performance for the years ended December 31, 2012 and 2011.

Operating Highlights	Twelve Months Ended December 31,
	2012	2011	Change
Fixed-fee service	$1,102.1	$1,079.0	2.1%
Passenger service	247.9	388.9	(36.3)%
Charter and other	27.4	46.5	(41.1)%
Total revenues (millions)	$1,377.4	$1,514.4	(9.0)%
Total fuel expense (millions) [1]	$161.4	$303.4	(46.8)%
Operating aircraft at period end:
37-50 seats [9]	71	73	(2.7)%
69-99 seats [10]	155	148	4.7%
Block hours [7]	701,040	731,440	(4.2)%
Departures	409,058	429,564	(4.8)%
Passengers carried	20,112,289	20,773,219	(3.2)%
Revenue passenger miles ("RPM") (millions) [2]	10,120	10,691	(5.3)%
Available seat miles ("ASM") (millions) [3]	13,437	14,449	(7.0)%
Passenger load factor [4]	75.3%	74.0%	1.3 pts
Cost per ASM, including interest expense (cents) 5 6	9.87	10.19	(3.1)%
Cost per ASM, including interest expense and excluding fuel expense (cents) [6]	8.67	8.09	7.2%
Gallons consumed	48,842,044	91,890,705	(46.8)%
Average cost per gallon	$3.30	$3.30	—%
Average daily utilization of each aircraft (hours) [8]	9.8	9.9	(1.0)%
Average length of aircraft flight (miles)	490	498	(1.6)%
Average seat density	67	68	(1.5)%

1.
Includes $48.2 million and $102.5 million of fuel expense reimbursement for the years ended December 31, 2012 and 2011. Effective July 1, 2012, United agreed to supply fuel directly to our flights under its code-share agreements, and the Company will no longer recognize the cost of fuel and related revenue for fuel used under the United code-share agreement.

2.	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

3.	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

4.	Passenger load factor is revenue passenger miles divided by available seat miles.

5.	Total operating costs divided by available seat miles.

6.
Costs (in all periods) exclude impairments and other expenses. Total operating and interest expenses excluding other impairment charges is not a calculation based on accounting principles generally accepted in the United States of America and should not be considered as an alternative to total operating expenses. Cost per available seat mile utilizing this measurement is included as it is a measurement recognized by the investing public relative to the airline industry.

7.	Hours from takeoff to landing, including taxi time.

8.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

9.	Includes three and eleven E145 aircraft that operated as charter service, served as operational spares, or were temporarily parked as of December 31, 2012 and 2011, respectively.

10.	Includes one E170 aircraft that operated as charter service, served as an operational spare, or was temporarily parked as of December 31, 2011.

The following table sets forth information regarding the Company’s expenses for the years ended December 31, 2012 and 2011.

Years Ended December 31	2012	2011	Variance	% Variance
Fixed-fee service	$1,102.1	$1,079.0	$23.1	2.1%
Passenger service	247.9	388.9	(141.0)	(36.3)%
Cargo and other	27.4	46.5	(19.1)	(41.1)%
TOTAL OPERATING REVENUES	$1,377.4	$1,514.4	$(137.0)	(9.0)%
OPERATING EXPENSES:
Wages and benefits	308.4	297.1	11.3	3.8%
Aircraft fuel	161.4	303.4	(142.0)	(46.8)%
Landing fees and airport rents	61.5	64.9	(3.4)	(5.2)%
Aircraft and engine rent	110.7	117.0	(6.3)	(5.4)%
Maintenance and repair	235.3	237.2	(1.9)	(0.8)%
Insurance and taxes	24.7	26.2	(1.5)	(5.7)%
Depreciation and amortization	160.0	162.9	(2.9)	(1.8)%
Promotion and sales	12.8	21.2	(8.4)	(39.6)%
Other impairment charges	—	191.1	(191.1)	(100.0)%
Other	134.1	116.7	17.4	14.9%
Total operating expenses	1,208.9	1,537.7	(328.8)	(21.4)%
OPERATING INCOME (LOSS)	168.5	(23.3)	191.8	(823.2)%
Total non-operating expense, net	(117.4)	(125.8)	8.4	(6.7)%
INCOME (LOSS) BEFORE INCOME TAXES	$51.1	$(149.1)	$200.2	(134.3)%

2012 Compared to 2011

Operating revenues decreased by 9.0% due to a decrease in pro-rate flying for Frontier and a reduction in pass through fuel revenue. The decrease in pro-rate flying represents approximately $141.0 million. This decrease was offset by an increase in CPA flying of $75.7 million primarily driven by the aircraft we redeployed. In addition, effective July 1, 2012, United agreed to supply fuel directly to our flights under its code-share agreements, and the Company will no longer recognize the cost of fuel and related revenue for fuel used under the United Code-Share Agreement. The reduction in pass through fuel revenue represented approximately $52.6 million of the overall reduction in Republic revenue.

Factors relating to changes in operating expenses are discussed below:

The increase in wages and benefits of 3.8%, or $11.3 millions, was primarily related to an increase in seniority-related increases and benefit costs and normal merit increases.

The decrease in aircraft fuel expenses of 46.8%, or $142.0 million, was primarily due to the removal of United fuel expenses effective July 1, 2012 for CPA flying, contributing $52.8 million to the total decrease, coupled with a decrease in gallons consumed because of a reduction in pro-rate flying for Frontier, which represented approximately $86 million of the overall decrease.

The decrease in promotion and sales expense was primarily related to the reduction in pro-rate flying for Frontier.

The impairment in 2011 was primarily attributable to a charge on the E135/140/145 aircraft and related to aircraft equipment and spare parts on the Q400 aircraft. There were no impairment charges in 2012.

The increase in other expense of 14.9%, or $17.4 million, was primarily due to an increase in crew training costs of $12.5 million and an increase in net loss on asset disposal costs of $5.9 million.

We incurred an income tax expense of $19.8 million during 2012, compared to an income tax benefit of $55.8 million in 2011. The effective tax rates for 2012 and 2011 were 38.7% and 37.4%, respectively. In 2012 and 2011, the rate was higher than the statutory rate due to non-deductible meals and entertainment expenses, primarily for flight crews, that are non-deductible for federal and state income taxes.

Liquidity and Capital Resources

2013 compared to 2012

As of December 31, 2013, we had total cash of $300.7 million of which $276.7 million was unrestricted. At December 31, 2013, we had a working capital deficit of $14.6 million.  The Company currently anticipates that its unrestricted cash on hand, the cash generated from operations are sufficient to cover our capital expenditures and debt repayments. The Company has firm financing commitments to debt finance the remaining 28 E175 aircraft scheduled to enter service through the first quarter of 2015.

Net cash provided by operating activities of continuing operations was $240.6 million in 2013 compared to $220.8 million in 2012.  The $19.8 million increase in operating cash flows is primarily attributable to an increase in net income, offset by timing differences in working capital in 2013 compared to 2012.

Net cash used in investing activities of continuing operations was $464.1 million in 2013 compared to cash provided by investing activities of $59.4 million in 2012, a change of $523.5 million. In 2013, the Company spent $476.0 million for 19 E175 aircraft for the American E175 fixed-fee agreement and other equipment. In addition the Company paid $30.0 million in pre-delivery deposits in 2013. This was offset by the proceeds from the sale of 2 E190 aircraft and other assets of $46.2 million. In 2012, the Company had proceeds from the sale of 3 E190 aircraft and other assets of $84.2 million, offset by capital expenditures of $24.4 million.

Net cash provided by financing activities of continuing operations was $205.7 million in 2013 compared to net cash used by financing activities of $243.9 million in 2012. The Company made scheduled principal repayments of $205.6 million and extinguished $58.7 million of aircraft debt compared to repayments of $197.6 million and extinguishments of $52.0 million in 2012. The Company received proceeds related to the purchase of 19 E175 aircraft, engine financings, and other equipment financings of $470.0 million in 2013, compared to $6.2 million of other proceeds in 2012.

Included in the current portion of long term debt are approximately $20 million of aircraft related debt obligations that the company expects to refinance. In addition, the current portion of long term debt includes one of our convertible notes with a face value of $22.3 million which may or may not be cash settled by the third quarter of 2014. A substantial portion of the Company's assets are encumbered, and the Company has a limited quantity of assets that could be used as collateral in future financings. There can be no assurance that the Company will be successful in obtaining financings at sufficient levels or at acceptable terms.

Letters of Credit

As we enter new markets, increase the amount of space we lease, or add leased aircraft, we are often required to provide the airport authorities and lessors with a letter of credit.  We also provide letters of credit for our workers’ compensation insurance.  As of December 31, 2013 and 2012, we had outstanding letters of credit totaling $17.0 million and $15.9 million, respectively, all of which are bond and cash collateralized. The cash collateralized against the letters of credit are recorded in restricted cash on the consolidated balance sheet.

Aircraft and Other Leases

We have significant obligations for aircraft and engines that are classified as operating leases and, therefore, are not reflected as liabilities on our balance sheet. Aircraft leases expire between 2014 and 2023. As of December 31, 2013, our total mandatory payments under operating leases for aircraft aggregated approximately $659.9 million and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $110.1 million. Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. The leases expire through 2033. As of December 31, 2013, our total mandatory payments under other non-cancelable operating leases aggregated approximately $113.4 million. Total minimum annual other rental payments for the next 12 months are approximately $16.8 million.

Commitments and Obligations

As of December 31, 2013, the Company had firm orders to purchase 40 CS300 aircraft that had original scheduled delivery dates beginning in early 2015 and continuing through 2017. In January 2014, Bombardier announced that the aircraft would not be expected into service until early 2016. The Company also had firm orders to purchase 47 Embraer E175 (of which 19 have been delivered as of December 31, 2013) aircraft under the American Eagle brand that have scheduled delivery dates through the first quarter of 2015. The Company also has a commitment to acquire 11 spare aircraft engines and expects to take delivery of four engines in 2014, three engines in 2015, three engines in 2016 and one engine beyond 2017.

We expect to fund future capital and funding commitments through internally generated funds, third-party aircraft financings, and debt and other financings.

Our contractual obligations and commercial commitments at December 31, 2013 include the following (in millions):

	Payments Due By Period
				Beyond
	2014	2015-2016	2017-2018	2019	Total
Long-term debt (including interest)	$385.1	$695.9	$663.9	$914.0	$2,658.9
Operating leases	126.9	238.2	187.4	220.8	773.3
Tax liability for uncertain tax positions	—	—	—	7.1	7.1
Debt or lease financed aircraft purchase obligations(1)	689.3	1,927.0	778.4	—	3,394.7
Engines under firm orders	21.2	40.3	7.0	—	68.5
Total contractual cash obligations	$1,222.5	$2,901.4	$1,636.7	$1,141.9	$6,902.5
(1) Represents timing of original CS300 delivery positions

The following table represents our maintenance agreements for engines, auxiliary power units ("APU") and other airframe components for our E140/145, E170/175 and Q400 aircraft:

Expiration Date of Agreement:
Maintenance Agreements	E140/145	E170/175	Q400
Engines	December 2017(2)	December 2018(3)	June 2021(2)
APU	March 2014	July 2019	July 2021
Avionics	December 2017	December 2014	NA(1)
Wheels and Brakes	June 2014	February 2017	August 2022(4)
Parts Pooling	September 2014	January 2020	July 2021
Emergency Slides	NA(1)	May 2018	NA(1)
Tires	NA(1)	NA(1)	July 2021
Propellers	NA(1)	NA(1)	July 2021

(1) Agreements do not exist for the specified maintenance item for the related aircraft type.
(2) Maintenance agreements for engines include life limited parts ("LLPs") for E140/145 and Q400 aircraft. As of December 31, 2013 and 2012, we had maintenance deposits of $36.6 million and $28.1 million, respectively, related mostly for the future replacement of LLPs.
(3) E175 aircraft delivered in 2013 are not included under existing engine maintenance agreements.
(4) Q400 maintenance agreement does not include wheels.

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

Total payments under these long-term maintenance agreements were $163.8 million, $119.4 million, and $92.0 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

Cash payments for interest were approximately $108.2 million in 2013. Tax payments in 2013 were not significant and we are not expecting significant tax payments in 2013.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

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

We continually evaluate the estimates and judgments used to prepare the consolidated financial statements.  Our estimates are based on historical experience, information from third-party professionals and various other assumptions that we believe are reasonable.  There are other items within our financial statements that require estimation, but are not deemed critical based on the criteria above.  Changes in estimates used in these and other items could have a material impact on our financial statements in any one period.

Impairments to Long-Lived Assets – We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. We review, at least annually, the estimated useful lives and residual values for our definite lived assets.  As a result of the Company’s impairment test for the indefinite-lived other intangible assets and aircraft and other equipment, the Company recorded an impairment for aircraft and other equipment during 2013 and 2011. There were no impairment charges in 2012. See Note 3 in Item 8.

Aircraft Maintenance and Repair. The Company charges expenses as incurred under the direct expense method. Engines and certain airframe component overhaul and repair costs are subject to power-by-the-hour contracts with external vendors and are expensed as the aircraft are flown.  The Company also has deposits related to leased aircraft.  Deposits are reimbursed based on the specific event for each specified deposit, as determined by the lease. As of December 31, 2013, the Company has evaluated the carrying amount of maintenance deposits and believes the deposits are recoverable when the future maintenance event occurs and the Company is reimbursed. The Company has determined that it is probable that substantially all maintenance deposits will be refunded through qualifying maintenance activities, except for deposits related to certain aircraft that are expected to be returned to the lessor in 2014 and 2015.  This analysis was performed by lease and by deposit type. The Company will continue to evaluate whether it is probable the deposits will be returned to reimburse the costs of the maintenance activities incurred.  Deposits will be recognized as additional expense when they are less than probable of being returned.

Chautauqua restructuring asset - We record changes in fair value on this asset when events and circumstances indicate that the underlying assumptions have changed. The recurring fair value measurement of this restructuring has been calculated using an income approach, which requires the use of subjective assumptions . Fair values have been estimated by discounting the cash flows expected to be received over the term of the applicable agreement, using a discount rate based on observable yields on instruments bearing comparable risks and credit worthiness of the counterparty. Critical assumptions used in the fair value measurement primarily include the amount and timing of cash inflows, the discount rate and the probability of whether the call option on the restructured aircraft will be exercised by the counterparty. A change in these assumptions could result in a significantly higher or lower fair value measurement, which would result in a gain or loss during the period in which the assumption changes. There were no significant changes in fair value as of December 31, 2013.

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

At December 31, 2013, we had estimated NOLs, of $1.2 billion for federal income tax purposes that begin to expire in 2015. We have recorded a valuation allowance for $398.0 million of those NOLs. IRC 382, imposes limitations on a corporation's ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382. Any unused NOLs in excess of the annual limitation may be carried over to later years. Management has performed an analysis and concluded that, through December 31, 2013, there was not an ownership change.

Quarterly Information (unaudited)

The following table sets forth summary quarterly financial information for the years ended December 31, 2013 and 2012.

	Quarters Ended
	March 31 (1)	June 30	September 30	December 31
Continuing Operations - 2013	(in millions, except for per share amount)
Operating revenues	$324.7	$336.7	$338.6	$346.5
Operating income (2)	47.3	54.6	32.8	56.3
Net income	11.4	16.1	4.3	16.5
Net income (loss) from Discontinued Operations	$(11.1)	$8.5	$(18.1)	$(0.9)
Income (loss) per share - basic:
Income from continuing operations	$0.23	$0.33	$0.09	$0.33
Income (loss) from discontinued operations, net of tax	$(0.22)	$0.17	$(0.37)	$(0.02)
Income (loss) per share - diluted:
Income from continuing operations	$0.22	$0.30	$0.09	$0.30
Income (loss) from discontinued operations, net of tax	$(0.21)	$0.16	$(0.35)	$(0.01)
Weighted average number of shares outstanding:
Basic	48.7	49.2	49.4	49.5
Diluted	54.0	54.4	52.5	54.9

Continuing Operations - 2012
Operating revenues	$355.2	$357.4	$337.4	$327.4
Operating income	40.2	46.5	39.4	42.4
Net income	6.0	10.2	6.3	8.8
Net income (loss) from Discontinued Operations	$(13.1)	$9.8	$19.5	$3.8
Income (loss) per share - basic:
Income from continuing operations	$0.12	$0.21	$0.13	$0.18
Income (loss) from discontinued operations, net of tax	$(0.27)	$0.20	$0.40	$0.08
Income (loss) per share - diluted:
Income from continuing operations	$0.12	$0.21	$0.13	$0.17
Income (loss) from discontinued operations, net of tax	$(0.27)	$0.19	$0.38	$0.08
Weighted average number of shares outstanding:
Basic	48.4	48.4	48.5	48.5
Diluted	48.4	50.8	50.8	52.7
(1) Besides the information noted in other footnotes below, our results of operations for any interim period are not necessarily indicative of those for an entire year, since the airline industry is subject to seasonal fluctuations and general economic conditions.

(2) The third quarter of 2013 includes a $21.2 million charge related to the impairment of owned E190 aircraft and the write-off of maintenance deposits on leased E190 aircraft.

For detailed information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 2, “Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have been and are subject to market risks, including commodity price risk (such as, to a limited extent, aircraft fuel prices) and interest rate risk.

Interest Rates

Our earnings can be affected by changes in interest rates due to the amount of cash and securities held and variable rate debt. At December 31, 2013 and 2012, approximately $84.3 million and $125.7 million of our outstanding debt was at variable interest rates, respectively.  A one hundred basis point change in the LIBOR rate would have increased or decreased interest expense by $0.8 million and $1.3 million for the years ended 2013 and 2012, respectively.

We currently intend to finance the acquisition of aircraft through the manufacturer, third-party leases or long-term borrowings. Changes in interest rates may impact the actual cost to us to acquire these aircraft. To the extent that we place these aircraft in service under our code-share agreements, our reimbursement rates may not be adjusted higher or lower to reflect any changes in our aircraft rental rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Republic Airways Holdings Inc.
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of Republic Airways Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Airways Holdings Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 1 to the consolidated financial statements, substantially all revenues are derived from code-share agreements with American Airlines Group Inc., United Continental Holdings, Inc., and Delta Air Lines, Inc.

As discussed in Note 4 to the consolidated financial statements, the Company sold the operations of Frontier Airlines Holdings, Inc. in December 2013. The loss on sale and results prior to the sale are included in income (loss) from discontinued operations in the accompanying consolidated financial statements.
/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
March 10, 2014

 REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012
(In millions, except share and per share amounts)

	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$276.7	$210.8
Restricted cash	24.0	19.6
Receivables—net of allowance for doubtful accounts of $1.5 and $1.3, respectively	48.3	40.2
Inventories	71.9	72.8
Prepaid expenses and other current assets	17.7	12.2
Assets held for sale	—	756.7
Deferred income taxes	15.7	31.3

Total current assets	454.3	1,143.6

Aircraft and other equipment—net	2,563.6	2,311.2
Maintenance deposits	36.6	28.1
Intangible and other assets—net	216.8	172.3

Total assets	$3,271.3	$3,655.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$276.2	$220.7
Accounts payable	28.9	22.8
Accrued liabilities	163.8	148.4
Liabilities held for sale	—	522.2

Total current liabilities	468.9	914.1

Long-term debt—less current portion	1,890.6	1,752.0
Deferred credits and other non current liabilities	100.7	91.0
Deferred income taxes	260.4	384.6

Total liabilities	2,720.6	3,141.7

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; one vote per share; 150,000,000 shares authorized; 59,704,943 and 58,529,449 shares issued and 49,525,594 and 48,558,312 shares outstanding, respectively	—	—
Additional paid-in capital	420.2	412.1
Treasury stock, 9,333,266 shares at cost, respectively	(181.8)	(181.8)
Accumulated other comprehensive loss	(2.6)	(5.0)
Accumulated earnings	314.9	288.2

Total stockholders' equity	550.7	513.5

Total liabilities and stockholders' equity	$3,271.3	$3,655.2

See accompanying notes to consolidated financial statements.

 REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In millions, except per share amounts)

	2013	2012	2011
OPERATING REVENUES:
Fixed-fee service	$1,276.1	$1,102.1	$1,079.0
Passenger service	46.3	247.9	388.9
Charter and other	24.1	27.4	46.5
Total operating revenues	1,346.5	1,377.4	1,514.4

OPERATING EXPENSES:
Wages and benefits	342.1	308.4	297.1
Aircraft fuel	44.9	161.4	303.4
Landing fees and airport rents	46.4	61.5	64.9
Aircraft and engine rent	122.6	110.7	117.0
Maintenance and repair	251.6	235.3	237.2
Insurance and taxes	25.1	24.7	26.2
Depreciation and amortization	150.7	160.0	162.9
Promotion and sales	2.3	12.8	21.2
Impairment charges	21.2	—	191.1
Other	148.6	134.1	116.7
Total operating expenses	1,155.5	1,208.9	1,537.7

OPERATING INCOME (LOSS)	191.0	168.5	(23.3)
OTHER INCOME (EXPENSE):
Interest expense	(112.2)	(117.6)	(126.0)
Other—net	2.5	0.2	0.2
Total other expense	(109.7)	(117.4)	(125.8)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	81.3	51.1	(149.1)

INCOME TAX EXPENSE (BENEFIT)	33.0	19.8	(55.8)

INCOME (LOSS) FROM CONTINUING OPERATIONS	48.3	31.3	(93.3)

Income (loss) from discontinued operations, net of tax (loss on disposal of discontinued operations of $53.8 million in 2013)	(21.6)	20.0	(58.5)

NET INCOME (LOSS)	$26.7	$51.3	$(151.8)

INCOME (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE - BASIC	$0.98	$0.65	$(1.94)
INCOME (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE - DILUTED	$0.92	$0.63	$(1.94)

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.54	$1.06	$(3.14)
NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.52	$1.02	$(3.14)

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In Millions)

	2013	2012	2011
NET INCOME (LOSS)	$26.7	$51.3	$(151.8)
Other comprehensive income (loss), net:
Pension and other postretirement plans, net of tax	2.1	(1.4)	(1.5)
Reclassification adjustment for loss realized on derivatives, net of tax	0.3	0.4	0.2

TOTAL COMPREHENSIVE INCOME (LOSS), NET	$29.1	$50.3	$(153.1)

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In millions)

			Accumulated
	Additional		Other
	Paid-In	Treasury	Comprehensive	Accumulated
	Capital	Stock	Loss	Earnings	Total
Balance at January 1, 2011	$405.4	$(181.8)	$(2.7)	$388.7	$609.6
Stock compensation expense	5.7				5.7
Other	(1.7)				(1.7)
Net loss				(151.8)	(151.8)
Pension, net of tax of $1.0 million			(1.5)		(1.5)
Reclassification adjustment for loss realized on derivatives, net of tax of $0.1 million			0.2		0.2

Balance at December 31, 2011	409.4	(181.8)	(4.0)	236.9	460.5
Stock compensation expense	3.0				3.0
Other	(0.3)				(0.3)
Net income				51.3	51.3
Pension, net of tax of $0.9 million			(1.4)		(1.4)
Reclassification adjustment for loss realized on derivatives, net of tax of $0.3 million			0.4		0.4

Balance at December 31, 2012	412.1	(181.8)	(5.0)	288.2	513.5
Stock compensation expense	4.0				4.0
Exercise of employee stock options	4.1				4.1
Net income				26.7	26.7
Pension, net of tax of $1.4 million			2.1		2.1
Reclassification adjustment for loss realized on derivatives, net of tax of $0.2 million			0.3		0.3

Balance at December 31, 2013	$420.2	$(181.8)	$(2.6)	$314.9	$550.7

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In millions)

	2013	2012	2011
OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$48.3	$31.3	$(93.3)
Adjustments to reconcile net income (loss) from continuing operations to net cash from operating activities of continuing operations:
Impairment charges	21.2	—	191.1
Depreciation and amortization	150.7	160.0	162.9
Debt issue costs and other amortization	5.7	3.9	27.6
Stock compensation expense	4.0	3.0	5.7
Deferred income taxes	19.2	14.4	(54.0)
Other, net	(6.2)	6.0	(5.0)
Changes in certain assets and liabilities of continuing operations:
Receivables	(18.3)	1.7	(2.4)
Inventories	(3.5)	15.1	(7.9)
Prepaid expenses and other current assets	(4.6)	1.3	7.4
Accounts payable and accrued liabilities	21.2	(6.5)	1.4
Other, net	2.9	(9.4)	(2.9)

NET CASH FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS	$240.6	$220.8	$230.6

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(476.0)	(24.4)	(95.1)
Proceeds from sale of other assets	46.2	84.2	82.1
Aircraft deposits	(30.0)	—	(2.4)
Other, net	(4.3)	(0.4)	4.9

NET CASH FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS	$(464.1)	$59.4	$(10.5)

FINANCING ACTIVITIES:
Payments on debt	(205.6)	(197.6)	(184.9)
Proceeds from debt issuance and refinancing	470.0	6.2	56.9
Payments on early extinguishment of debt and refinancing	(58.7)	(52.0)	(26.7)
Proceeds from exercise of stock options	4.1	—	—
Other, net	(4.1)	(0.5)	(1.2)

NET CASH FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS	$205.7	$(243.9)	$(155.9)

DISCONTINUED OPERATIONS
Cash from operating activities	90.3	29.7	(103.9)
Cash from investing activities	70.0	(20.3)	39.0
Cash from financing activities	(40.1)	(17.8)	(71.1)
LESS: NET CASH FROM DISCONTIUED OPERATIONS, excluding proceeds from sale of Frontier of $83.7 million included in cash from investing activities from discontinued operations in 2013.	36.5	(8.4)	(136.0)

	$83.7	$—	$—

NET CHANGES IN CASH AND CASH EQUIVALENTS	65.9	36.3	64.2
CASH AND CASH EQUIVALENTS—Beginning of period	210.8	174.5	110.3
CASH AND CASH EQUIVALENTS—End of period	$276.7	$210.8	$174.5

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

1. ORGANIZATION & BUSINESS

We are a Delaware holding company organized in 1996 that offers scheduled passenger services through our wholly-owned operating air carrier subsidiaries: Chautauqua Airlines, Inc. (“Chautauqua”), Shuttle America Corporation (“Shuttle”) and Republic Airline Inc. (“Republic Airline”). Unless the context indicates otherwise, the terms the “Company,” “we,” “us,” or “our,” refer to Republic Airways Holdings Inc. and our subsidiaries.

As of December 31, 2013, our operating subsidiaries offered scheduled passenger service on 1,390 flights daily to 118 cities in 41 states and Canada under scheduled passenger service through our fixed-fee code-share agreements with United Continental Holdings, Inc. ("United"), Delta Air Lines, Inc. ("Delta"), and US Airways, Inc. ("US Airways")/American Airlines, Inc. ("American") (collectively referred to as our "Partners"). Currently, we provide our Partners with fixed-fee regional airline services, operating as United Express, Delta Connection, US Airways Express, or American Eagle, including service out of their hubs and focus cities. The Company operated aircraft under a pro-rate agreement with Frontier Airlines, Inc. ("Frontier") which terminated during the first quarter of 2014.

The following table outlines the type of aircraft our subsidiaries operate and their respective operations within our business units as of December 31, 2013:

Operating Subsidiaries	Aircraft Size (Seats)	United	Delta	US Airways/American	Frontier	Charters/Spares	Number of Aircraft
Chautauqua	44 to 50	12	41	15	—	4	72
Shuttle America	70 to 76	38	30	—	—	—	68
Republic Airline	69 to 99	28	—	74	2	14	118
Total number of operating aircraft		78	71	89	2	18	258

During 2013, our operational fleet increased from 226 to 258. The company took delivery of 14 Q400s and 19 E175s. One E135 was subleased and two E190s were sold. Additionally, two aircraft previously subleased were returned and are included as operational spares.

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

Sale of Frontier

The company sold Frontier during the fourth quarter of 2013 and has classified its Frontier business as discontinued operations. Unless otherwise specified, all financial information disclosed is from continuing operations.

On October 1, 2013, the company reported that it had agreed to sell its Frontier business to an affiliate of Indigo Partners LLC ("Indigo"). On November 6, 2013, Indigo informed the company that it had satisfied or waived certain key conditions to close under the transaction. The transaction closed on December 3, 2013. Indigo acquired all the outstanding shares of Frontier Airlines Holdings, Inc. As part of the transaction, under a separate agreement, Republic assigned Frontier all of Republic’s rights under agreements relating to Republic’s Airbus A320neo order.

Code-Share Agreements

Through our subsidiaries, we have entered into code-share agreements with US Airways, American, Delta, and United (the "Partners") that authorize us to use their two-character flight designator codes ("US," "AA," "DL," and "UA") to identify our flights and fares in their computer reservation systems, to paint our aircraft with their colors and/or logos, to use their service marks and to market and advertise our status as US Airways Express, American Eagle, Delta Connection, or United Express, respectively. Under the code-share agreements between our subsidiaries and each of US Airways, American, Delta, and United, we are compensated on a fixed-fee basis on all of our flights. In addition, under our code-share agreements, our passengers participate in frequent flyer programs of the Partners, and the Partners provide additional services such as reservations, ticket issuance, ground support services, commuter slot rights and airport facilities.

The following table is a summary representation of existing Capacity Purchase Agreements ("CPAs") with our Partners:

Partner	Aircraft Type	Seats on Aircraft	Number of Aircraft under CPAs	Current Expiration Date(s)
US Airways	E170	69	20	September 2015
US Airways	E175	80	38	September 2015(1) and February 2019 to July 2020
American	E140	44	15	March 2014 to August 2014
American	E175	76	16	July 2025 to February 2027
Delta	E145	50	41	June 2014 to May 2016
Delta	E170	70	14	October 2017
Delta	E175	76	16	January 2019
United	E145	50	12	April 2014
United	E170	70	38	June 2016 to June 2019
United	Q400	71	28	September 2020 to December 2021
(1) Expiration date of September 2015 relates to eight E175 aircraft.

US Airways/American Code-Share Agreements

On December 9, 2013, US Airways Group, Inc. became a wholly owned subsidiary of American Airlines Group Inc. (formerly known as AMR Corporation). The Company continues to operate the capacity purchase agreements with both entities independently as the agreements have not been assigned to the merged organization.

Under our fixed-fee Jet Services Agreements with US Airways, we operated, as of December 31, 2013, 20 E170 aircraft and 38 E175 aircraft. As of December 31, 2013, we were providing 337 flights per day as US Airways Express.

In exchange for providing the designated number of flights and performing our other obligations under the code-share agreements, we receive compensation from US Airways three times each month. We receive an additional amount per available seat mile flown and may also receive incentives or pay penalties based upon our performance, including fleet launch performance, on-time departure performance and completion percentage rates. In addition, certain operating costs are considered pass through costs whereby US Airways has agreed to reimburse us the actual amount of costs we incur for these items. Landing fees, passenger catering, passenger liability insurance and aircraft property tax costs are pass through costs and are included in our fixed-fee services revenue. US Airways provides fuel directly for all of our US Airways operations.

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

On January 23, 2013, the Company entered into a Fourth Amendment to the Amended and Restated Jet Service Agreement with US Airways, dated as of April 26, 2005 (such agreement, as so amended, the "US Airways E145 Agreement"). In the Fourth Amendment, the parties agreed to remove all nine E145 50-seat aircraft (the "Removed Aircraft") from service under the US Airways Agreement by July 1, 2013. All aircraft were removed by July 1, 2013 and the US Airways E145 Agreement terminated.

As of December 31, 2013, we operated 15 E140 and 16 E175 aircraft for American under a fixed-fee code-share agreement and provided 216 flights per day as American Eagle.

Under the code-share agreement, American retains all passenger, certain cargo and other revenues associated with each flight, and is responsible for all revenue-related expenses. We share revenue with American for certain cargo shipments. Additionally, certain operating costs are considered pass through costs and American has agreed to reimburse us the actual amount of costs we incur for these items.  Aircraft lease payments are also considered a pass through cost, but are limited to a specified amount. Landing fees, hull and liability insurance and aircraft property tax costs are pass through costs and included in our fixed-fee services revenue. We do not record fuel expense and the related revenue for the American operations.

The E140 code-share agreement terminates in August 2014, with aircraft terms expiring between March 2014 and August 2014. In addition, the code-share agreements may be terminated under certain conditions.

On January 24, 2013, the Company announced that it had reached an agreement with American to operate 53 Embraer E175 aircraft under the American Eagle brand with service that began in June 2013. This agreement was subsequently amended on February 28, 2013 to reduce the number of covered aircraft from 53 to 47. The amended agreement was approved by the Bankruptcy Court on March 12, 2013 in the American Bankruptcy proceedings.

As of December 31, 2013, 16 of the 47 aircraft are in service; the remaining 31 aircraft begin service between January 2014 and March 2015. Unless otherwise extended or amended, the E175 code-share agreement terminates on the 12th anniversary of the implementation date of the last covered aircraft with terms expiring between July 2025 and February 2027. American has the option of extending the E175 agreement for up to an additional two year term. The agreement may be subject to early termination under various circumstances.

The Delta Code-Share Agreements

As of December 31, 2013, we operated 41 E145 aircraft, 14 E170 aircraft, and 16 E175 aircraft for Delta under fixed-fee code-share agreements.  As of December 31, 2013, we provided 394 flights per day as Delta Connection.

Unless otherwise extended or amended, the code-share agreements for the E145, E170, and E175 aircraft terminate in May 2016, October 2017, and January 2019, respectively. Delta may terminate the code-share agreements at any time, with or without cause, if it provides us 180 days written notice, for the E145 regional jet code-share agreement, or after July 2015 for the E175 regional jet code-share agreement. With respect to the E145 agreement, if Delta chooses to terminate any aircraft early, it may not reduce the number of aircraft in service to less than 12 during the 12-month period following the 180 days initial notice period unless it completely terminates the code-share agreement. We refer to this as Delta's partial termination right.

If Delta exercises this right under the E145 agreement or the E175 agreement or if we terminate either agreement for cause, we have the right to require Delta either to purchase, sublease or assume the lease of aircraft leased by us with respect to any of the aircraft that we previously operated for Delta under that agreement.  If we choose not to exercise our put right, or if Delta terminates either agreement for cause, they may require us to sell or sublease to them or Delta may assume the lease of aircraft leased by us with respect to any of the aircraft we previously operated for it under that agreement. There is no early termination provision under the E170 agreement.

On February 5, 2013 and effective as of January 31, 2013, the Company entered into Amendment Number Ten to Delta Connection Agreement, which provided for the addition of 10 E145 aircraft for an initial term of 18 months for each aircraft. Theses 10 E145 aircraft and the seven E145 aircraft added under Amendment Number Nine have scheduled exit dates between June 2014 and January 2015. Delta has the option to continue service on a month-to-month basis, or Delta may terminate any or all of these 17 additional aircraft by providing the Company not less than 90 days prior written notice, provided that such termination may not occur prior to the scheduled exit date in each amendment.

Certain of our operating costs are considered pass through costs, whereby Delta has agreed to reimburse us the actual amount of costs we incur for these items. Aircraft rent/ownership expenses are also considered a pass through cost, but the reimbursement is limited to specified amounts for certain aircraft. Engine maintenance expenses, landing fees, passenger liability insurance, hull insurance, war risk insurance, de-icing costs, and aircraft property taxes are some of the pass through costs included in our fixed-fee services revenue. All fuel is purchased directly by Delta and is not charged back to the Company.

The agreements may be subject to immediate or early termination under various circumstances.

The United Code-Share Agreement

As of December 31, 2013, we operated 12 E145 aircraft, 38 E170 aircraft, and 28 Q400 aircraft for United under fixed-fee code-share agreements.  As of December 31, 2013, we provided 443 flights per day as United Express.

The fixed rates that we receive from United under the code-share agreements are annually adjusted in accordance with an agreed escalation formula. All fuel is purchased directly by United and is not charged back to the Company. Additionally, certain of our operating costs are considered pass through costs whereby United has agreed to reimburse us the actual amount of costs we incur for these items. Landing fees, war risk insurance, liability insurance and aircraft property taxes are pass through costs and included in our fixed-fee services revenue.  The E145 code-share agreement terminates on April 1, 2014.

Unless otherwise extended or amended, the E170 code-share agreement terminates on June 30, 2019, with certain aircraft terms expiring between June 2016 and June 2019. United has the option of extending the E170 agreement for five years or less.  In addition, the code-share agreements may be terminated under certain conditions.

Unless otherwise extended or amended, the Q400 code-share agreement terminates on December 1, 2021, with certain aircraft terms expiring between September 2020 and December 2021. The agreement may be subject to early termination under various circumstances.

United has a call option to assume our ownership or leasehold interest in certain aircraft if we wrongfully terminate the code-share agreements or if United terminates the agreements for our breach for certain reasons.

Concentrations

As of December 31, 2013, substantially all fixed-fee service revenues are derived from code-share agreements with US Airways, Delta, American, and United.  Termination of any of these code-share agreements could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

The following sets forth our Partners' regional airline services revenue and accounts receivable as a percentage of total regional airline services revenue and net receivables:

Revenues for the years ended:	Delta	United Continental Holdings, Inc	US Airways/American
December 31, 2013	24%	31%	35%
December 31, 2012	19%	27%	34%
December 31, 2011	14%	26%	31%

Receivables as of:
December 31, 2013	7%	23%	19%
December 31, 2012	8%	5%	11%

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation—The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries, Chautauqua Airlines, Shuttle America, and Republic Airline. Frontier Airlines is also included in the consolidated financial statements until the sale on December 3, 2013.  Intercompany transactions and balances are eliminated in consolidation.

Risk Management—The Company has recorded settlements of treasury lock agreements from prior periods within accumulated other comprehensive loss.  Such amounts are reclassified to interest expense over the term of the respective aircraft debt.  During 2013, 2012 and 2011, the amount reclassified to interest expense was not material to the financial statements.

Cash and Cash Equivalents—Cash equivalents consist of money market funds and short-term, highly liquid investments with maturities of three months or less when purchased and approximates fair value. Substantially all of our cash is on hand with two banks.

Supplemental Statement of  Cash Flow Information:

	Years ended December 31,
(amounts in millions)	2013	2012	2011
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid-net of amount capitalized	$108.2	$116.1	$121.4
Income taxes paid-net of refunds	2.1	0.1	(2.6)
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Inventory and other equipment sold for aircraft and other equipment manufacturer credits (1)	42.8	—	—
Other equipment acquired through manufacturer credits	11.6	—	—
Manufacturer credits applied to the purchase of aircraft	8.7	—	—
Engines received and not yet paid	5.8	—	5.0
Issuance of convertible debt	—	22.9	—
Chautauqua restructuring asset - Aircraft Manufacturer's Incentive	12.0	86.4	—
(1) During the first quarter of 2013, the Company entered into a flight hour pool program to minimize its upfront investment on high-value repairable inventories. Under the program, the Company sold certain parts for total non-cash proceeds of $42.8 million. The total proceeds were received in the form of credit notes that the Company intends to utilize on future aircraft purchases and were recorded as deposits within other assets on the consolidated balance sheet as of December 31, 2013. In addition, the Company recorded deferred credits of $4.0 million related to the sale that will be amortized over the term of the agreement.

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

Receivables primarily consist of amounts due from our partners and OEMs. We provide an allowance for uncollectible accounts equal to the estimated losses expected to be incurred based on historical write-offs and other specific analysis. Bad debt expense and write-offs were not material for the years ended December 31, 2013, 2012 and 2011.

Inventories consist of spare parts and supplies, which are charged to expense as they are used in operations. Inventories are valued at the lower of cost or net realizable value using the average cost.  An allowance for obsolescence is provided to reduce inventory to estimated net realizable value. As of December 31, 2013 and 2012, this reserve was $22.6 million and $22.2 million, respectively.

Prepaid Expenses and Other Current Assets consist of prepaid expenses, primarily deposits, facility and engine rent, and other current assets.

Assets/Liabilities Held for Sale consist of our Frontier operations, flight equipment and spare aircraft parts at the lower of their carrying value or estimated fair value less costs to sell as of December 31, 2012. All such assets were sold during the fourth quarter of 2013 and therefore the Company has no assets or liabilities held for sale as of December 31, 2013. See Note 4.

Aircraft and Other Equipment is carried at cost. Incentives received from the aircraft manufacturer are recorded as reductions to the cost of the aircraft.  Depreciation for aircraft is computed on a straight-line basis, to an estimated residual value, over the estimated useful life of 16.5 to 20 years. Depreciation for other equipment, including rotable parts, is computed on a straight-line basis, to an estimated residual value, over the estimated useful lives of three to 10 years. Leasehold improvements are amortized over the expected life or lease term, whichever is shorter. Interest related to deposits on aircraft on firm order from the manufacturer is capitalized and was not material for the years ended December 31, 2013, 2012 and 2011, respectively. See Note 5.

Intangible and Other Assets that have indefinite useful lives are not amortized but are tested if a triggering event occurred, or at least annually, for impairment.  Other assets consists primarily of aircraft leases and long-term deposits, Chautauqua restructuring asset, prepaid aircraft rents, and debt issue costs and other non-current assets. Debt issue costs are capitalized and are amortized using the effective interest method to interest expense over the term of the related debt. Refer to Note 6 for more detail.

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

Deferred Credits and Other Non Current Liabilities consist primarily of credits for parts and training from the aircraft and engine manufacturers, deferred gains from the sale and leaseback of aircraft and spare jet engines and deferred revenue. Deferred credits are amortized on a straight-line basis as a reduction of aircraft or engine rent expense over the term of the respective leases.  The deferred revenue is amortized as an adjustment to fixed-fee services revenue based on the weighted average aircraft in service over the life of the respective agreements.

Accumulated Other Comprehensive Loss—The Company had accumulated other comprehensive loss relating to treasury lock agreements of $0.8 million and $1.1 million (net of tax), as of December 31, 2013 and 2012, respectively; and $1.8 million and $3.9 million (net of tax), relating to the pension plan as of December 31, 2013 and 2012, respectively.

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

Aircraft Maintenance and Repair charges are expensed as incurred under the direct expense method. Engines and certain airframe component overhaul and repair costs are subject to power-by-the-hour contracts with external vendors and are expensed as the aircraft are flown.  The Company also has deposits related to leased aircraft.  Deposits are reimbursed based on the specific event for each specified deposit, as determined by the lease. As of December 31, 2013, the Company has evaluated the carrying amount of maintenance deposits and believes the deposits are recoverable when the future maintenance event occurs and the Company is reimbursed. The Company has determined that it is probable that substantially all maintenance deposits will be refunded through qualifying maintenance activities, except for deposits related to certain aircraft that are expected to be returned to the lessor in 2014 and 2015.  This analysis was performed by lease and by deposit type. The Company will continue to evaluate whether it is probable the deposits will be returned to reimburse the costs of the maintenance activities incurred.  Deposits will be recognized as additional expense when they are less than probable of being returned.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such management estimates include, but are not limited to, recognition of revenue, estimated useful lives and residual values of aircraft and other equipment, provision for accrued aircraft return costs, recoverability of maintenance deposits, fair value of financial instruments and valuation of deferred tax assets. Under the code-share agreements, the Company estimates operating costs for certain pass through costs and records revenue based on these estimates. Actual results could differ from these estimates.

Fixed-fee Service Revenues—Under our fixed-fee arrangements with our Partners, the Company receives fixed-fees for our capacity purchase agreements, as well as reimbursement of specified pass through costs on a gross basis with additional possible incentives from our Partners for superior service. These revenues are recognized in the period the service is provided, and we record an estimate of the profit component based upon the information available at the end of the accounting period.

The reimbursement of specified costs, known as pass through costs, may include aircraft ownership cost, passenger liability and hull insurance, aircraft property taxes, fuel, landing fees and catering. All revenue recognized under these contracts is presented at the gross amount billed for reimbursement.

Under the Company’s code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  The Company has concluded that a component of its fixed-fee service revenues under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during 2013, 2012 and 2011 was $386.8 million, $338.5 million, and $321.6 million, respectively, and has been included in fixed-fee service revenues in the Company’s consolidated statements of operations.

Passenger Service Revenues—Passenger service revenues are revenue from the pro-rate agreements, Republic is allocated an industry standard pro-rata portion of ticket revenue, while Frontier retains all connect revenues as well as ancillary revenues on regional flights. The Company no longer records passenger pro-rate services as the Company terminated its pro-rate services in the first quarter of 2014.

Charter and Other Revenue—Charter and other revenue primarily consists of revenue related to our dedicated scheduled charters and lease revenue for aircraft subleased under operating leases. Charter revenues are recognized at the point that our charter service is realizable and earned, which is when the transportation is provided. All other revenue is recognized as revenue when the related goods and services are provided.

Promotion and Sales includes expense incurred on our pro-rate operation only and consists of a fee charged by Frontier for advertising costs, passenger reservation and booking fees, credit card processing fees and commissions. Advertising expense was not material for the years ended 2013, 2012 and 2011, respectively.

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

Net Income (Loss) per Common Share is based on the weighted average number of shares outstanding during the period.  The following is a reconciliation of the diluted net income (loss) per common share computations:

	For the Years Ended December 31,
(in millions)	2013	2012	2011
Income (loss) from continuing operations	$48.3	$31.3	$(93.3)
Income (loss) from discontinued operations, net of tax	(21.6)	20.0	(58.5)
Net income (loss)	$26.7	$51.3	$(151.8)

Reduction in interest expense from convertible notes (net of tax)	2.0	1.3	—

Net income (loss) after assumed conversion	$28.7	$52.6	$(151.8)

Weighted-average common shares outstanding for basic net income (loss) per common share	49.2	48.5	48.2
Effect of dilutive employee stock options	0.7	0.2	—
Effect of dilutive convertible notes	4.7	2.7	—
Adjusted weighted-average common shares outstanding and assumed conversions for diluted net income (loss) per common share	54.6	51.4	48.2

Income (loss) per share - basic:
Income (loss) from continuing operations	$0.98	$0.65	$(1.94)
Income (loss) from discontinued operations, net of tax	(0.44)	0.41	(1.20)
Net income (loss) per share - basic	$0.54	$1.06	$(3.14)

Income (loss) per share - diluted:
Income (loss) from continuing operations	$0.92	$0.63	$(1.94)
Income (loss) from discontinued operations, net of tax	(0.40)	0.39	(1.20)
Net income (loss) per share - diluted	$0.52	$1.02	$(3.14)

The Company excluded 3.3 million, 4.1 million, and 4.2 million of employee stock options from the calculation of diluted net income (loss) per share due to their anti-dilutive impact for the years ended December 31, 2013, 2012, and 2011, respectively.

The Company has two convertible notes with face values of $22.3 million and $25.0 million that are convertible in whole or in part, at the option of the holder, for up to 2.2 million and 2.5 million shares, respectively, of the Company’s common stock as of December 31, 2013. The convertible note payable for 2.5 million shares was issued in November of 2012, and it was dilutive for the 12 months ended December 31, 2013. The convertible note payable for 2.2 million shares was dilutive for the 12 months ended December 31, 2013 and 2012.

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

Segment Information—As a result of the sale of Frontier there is only one reportable segment for the schedule transportation of passengers and air freight under code-share agreements.

Fair Value of Financial Instruments—The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, receivables, and accounts payable approximate fair values because of their immediate or short-term maturity of these financial instruments.

Accounting Pronouncements—In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-05, Service Concession Arrangements (Topic 853), a consensus of the FASB Emerging Issues Task Force. The objective of the update is to specify that an operating entity should not account for a service concession arrangement within the scope of this update as a lease in accordance with Topic 840, Leases. It is effective for fiscal years beginning after December 15, 2014, and the impact to the consolidated financial statements is being evaluated by the Company.

In July 2013, the FASB issued ASU 2013-11–Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard provides updated guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. It becomes effective for fiscal years beginning after December 15, 2013, and the impact to the consolidated financial statements will not be material.

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

3. FAIR VALUE MEASUREMENTS

ASC Topic 820, “Fair Value Measurements and Disclosures” requires disclosures about how fair value is determined for assets and liabilities and a hierarchy for which these assets and liabilities must be grouped is established.  The Topic establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1	quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2	quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	unobservable inputs for the asset or liability.

The following table sets forth information regarding the Company's assets (liabilities) measured at fair value on a recurring basis (in millions):

Fair Value of Assets on a Recurring Basis	December 31, 2013	Level 1	Level 2	Level 3
Chautauqua restructuring asset	$79.6	$—	$—	$79.6

Fair Value of Assets on a Recurring Basis	December 31, 2012	Level 1	Level 2	Level 3
Chautauqua restructuring asset	$86.4	$—	$—	$86.4

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
The Company elected the fair value option under ASC 825-10, "Financial Instruments" for the agreement related to its 28 owned aircraft because management believes the fair value option provides the most accurate representation of the economic benefit of this agreement to Chautauqua in the Company's financial statements. Under the fair value option, the Company recorded an $86.4 million asset representing the combined fair value of expected future cash inflows under the agreement, net of the value of the Company's obligations attributable to the call rights on the 28 aircraft. The recurring fair value measurement of this agreement has been calculated using an income approach, which requires the use of subjective assumptions that are considered level 3 inputs. Fair values have been estimated by discounting the cash flows expected to be received over the term of the agreement, using a discount rate based on observable yields on instruments bearing comparable risks and credit worthiness of the counterparty. Critical assumptions used in the fair value measurement primarily include the amount and timing of cash inflows, the discount rate and the probability of whether the call option on the restructured aircraft will be exercised by the counterparty. A change in these assumptions could result in a significantly higher or lower fair value measurement, which would result in a gain or loss during the period in which the assumption changes. A 100 basis point change in the discount rate used would have changed the fair value of the restructuring asset by approximately $2.8 million as of December 31, 2013. Similarly, a change in the assumed probability of whether the call option on the restructured aircraft will be exercised could result in either a gain or loss of up to $3.2 million per aircraft during the period in which that assumption changed. The change in fair value of this agreement during 2013 was not material.
In March 2013, the agreement was amended, which resulted in a $12.0 million increase in the restructuring asset under the fair value option. The $12.0 million increase represents the fair value of expected future cash inflows under the amendment. In addition, this amendment resulted in a $12.0 million deferred credit.
As of December 31, 2013, the Company would owe approximately $19.4 million under certain circumstances of non-performance or voluntary repayment, however, the Company estimated the probability of repayment as remote. The difference between the fair value of the restructuring asset and the fair value of the convertible note (see Note 8) will be recognized as a reduction to depreciation expense over the remaining useful life of the related aircraft subject to this agreement.
The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements using Level 3 inputs (in millions):

Chautauqua Restructuring Asset	Year Ended December 31, 2013	Year Ended December 31, 2012
Beginning Balance	$86.4	$86.4
Amendment to agreement	12.0	—
Cash received or other	(18.8)	—
Ending Balance	$79.6	$86.4

Fair Value of Debt - Market risk associated with our fixed rate long-term debt primarily relates to the potential change in fair value and impact to future earnings, respectively, from an change in interest rates. In the table below, the aggregate fair value of debt was based primarily on recently completed market transactions and estimates based on interest rates, maturities, credit risk and underlying collateral and is classified primarily as level 3 within the fair value hierarchy.

	December 31
	2013	2012
Net carrying amount	$2,166.8	$1,972.7
Estimated fair value	2,099.8	1,923.8

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

There were no aircraft and other asset impairment charges recorded for the year ended December 31, 2012. During 2011, the Company recorded impairment of $180.5 million on aircraft, $5.1 million of impairment on assets held for sale, and $5.5 million of impairment on inventory related to these aircraft. The impairment charge primarily related to our decision to substantially reduce the flying completed by the E135/140/145 fleet over the next year by temporarily parking these aircraft. These aircraft and other equipment are classified in level 3 of the three-tier fair value hierarchy. There were no movements into or out of level 3 during the year.

($ in millions)
		Fair Value Measurements Using
Description	Year ended 12/31/2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Long-lived assets held and used	$152.5			$152.5	$(12.0)

		Fair Value Measurements Using
Description	Year ended 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Long-lived assets held and used	$258.1			$258.1	$(186.0)
Long-lived assets held for sale	$34.5			$34.5	$(5.1)
					$(191.1)

4. DISCONTINUED OPERATIONS

In October, 2013, the Company entered into a stock purchase agreement for the sale of Frontier Airlines Holdings, Inc. (“Frontier”) to an affiliate of Indigo Partners LLC on December 3, 2013. As a result the Company reported Frontier as discontinued operations on the consolidated statement of operations and consolidated statement of cash flows for all periods presented. In addition, the assets and liabilities of Frontier have been reported as held for sale on the consolidated balance sheet at December 31, 2012.

Summarized financial information for discontinued operations is shown below:

($ in millions)	Years Ended
	2013	2012	2011
Total operating revenue	$1,217.5	$1,433.5	$1,350.1

Income (loss) from discontinued operations before tax(2)	$50.9	$35.0	$(93.3)
Income tax expense (benefit)	18.7	15.0	(34.8)
Income (loss) from discontinued operations	32.2	20.0	(58.5)

Loss on disposal from discontinued operations (1)	(53.8)	—	—

Total discontinued operations, net of tax	$(21.6)	$20.0	$(58.5)
(1) In connection with the exit of our Frontier business, we recorded a pre-tax loss of $210.5 million, net of income tax benefit of $156.7 million for the year ended December 31, 2013. This represents the difference between the net book value of our Frontier business and the projected sales price. Included in the $156.7 million of income tax benefit is the release of $78.0 million of deferred tax liabilities associated with the Company's tax basis in the stock of Frontier as the transaction will be treated as an asset sale for tax purposes. The Company incurred $7.1 million of transaction costs that are included in the loss on disposal for the year ended December 31, 2013. The amount included in discontinued operations will be adjusted based on final purchase price adjustments.

(2) In addition to the Frontier operations, income from discontinued operations before taxes includes certain adjustments required by discontinued operation presentation.

Pursuant to the terms of the stock purchase agreement between the Company and Falcon Acquisition Group, Inc. (Buyer), the Company and Buyer are in the process of finalizing the share purchase price, which is based in part on the closing working capital of Frontier as of November 30, 2013.  The Company expects to finalize the share purchase price by the end of the second quarter of 2014.  The final share purchase price may result in an adjustment to the share purchase price that either requires Buyer to pay additional amounts to the Company or the Company to pay an amount to the Buyer.  In addition, the stock purchase agreement contains an obligation for the Company to indemnify the Buyer under certain circumstances and subject to certain conditions and limitations.  In addition to the proposed working capital adjustments, Buyer provided the Company with notice of a claim for indemnification for an unspecified amount relating to the Company’s alleged failure to properly record the costs of future returns of certain of Frontier’s leased aircraft.  The Company has notified Buyer that any failure to properly record lease return costs is properly resolved in calculation of the closing working capital and the final share price, and accordingly the Company rejects the Buyer’s claim for indemnification.  With certain exceptions that are not subject to any limitation, the Company's indemnity obligation is capped under the stock purchase agreement at a maximum of $25.0 million.  However, the Company believes that the likelihood that it will be required to make any payment of significant indemnification claims under the stock purchase agreement  is remote and therefore the Company has not recorded any contingent liabilities for Buyer’s indemnification claims as of December 31, 2013.

Republic has retained all liabilities for all United States federal and foreign income tax on income prior to separation, as well as certain non-income taxes attributable to Frontier's business. Frontier generally will be liable for all other taxes attributable to its business. In connection with the separation, Republic separated its defined contribution plan from Frontier's business.

Republic and Frontier entered into a transition services agreement pursuant to which Republic is providing Frontier, on an interim transitional basis, various services. Transition services may be provided for up to nine months with an option for extension by the recipient. Services being provided by Republic include certain information technology, operations and back office support. Billings by Republic under these transitional services agreements will be recorded as a reduction of the costs to provide the respective service in the applicable expense category in the Consolidated Statement of Operations. This transitional support enables Frontier to establish its stand-alone processes for various activities that were previously provided by Republic and does not constitute significant continuing support of Frontier’s operations.

Assets/Liabilities held for sale consisted of our Frontier operations and aircraft and flight equipment as of December 31, 2012 (in millions):

Assets held for sale	December 31, 2012
Cash and cash equivalents	$36.4
Receivables	39.2
Restricted cash	127.5
Other current assets	71.1
Non-current assets	482.5
Total assets held for sale	756.7

Liabilities held for sale
Current portion of long-term debt	$55.5
Air traffic liability	146.6
Accrued liabilities	90.5
Other current liabilities	61.7
Non-current liabilities	167.9
Total liabilities held for sale	$522.2

5. AIRCRAFT AND OTHER EQUIPMENT

Aircraft and other equipment, excluding aircraft and other equipment held for sale, consist of the following as of December 31 (in millions):

	2013	2012
Aircraft	$3,221.8	$2,852.8
Flight equipment	173.8	216.5
Office equipment and leasehold improvements	44.8	29.9
Total aircraft and other equipment	3,440.4	3,099.2
Less accumulated depreciation and amortization	(876.8)	(788.0)
Aircraft and other equipment—net	$2,563.6	$2,311.2

Aircraft and other equipment depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $150.7 million, $160.0 million, and $162.9 million, respectively. In September 2013 and December 2011, we recorded $12.0 million and $191.1 million in impairment charges as discussed in Note 3.

6. INTANGIBLE AND OTHER ASSETS

Intangible and other assets as of December 31, 2013 and 2012 consist of the following (in millions):

	2013	2012
Indefinite-lived intangible assets:
Airport slots	$9.0	$9.0
Other assets:
Aircraft pre-delivery deposits	30.0	—
Aircraft lease and long-term deposits	38.4	35.1
Chautauqua restructuring asset(1)	79.6	67.7
Prepaid aircraft rents	34.5	43.5
Debt issue costs and other non-current assets	25.3	17.0
Total Other assets	207.8	163.3
Intangible and other assets	$216.8	$172.3
(1) The Chautauqua restructuring asset line item does not include $18.7 million that was included in accounts receivable at December 31, 2012. See Note 3.

On April 30, 2012 and August 23, 2012, the Company sold slots to United and Delta at Newark Liberty International Airport ("EWR") and Ronald Reagan Washington National Airport ("DCA"), respectively, for total consideration of $21.0 million and recorded a gain on sale of assets of $8.3 million.

7. ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31 (in millions):

	2013	2012
Accrued wages, benefits and related taxes	$29.2	$32.0
Accrued maintenance	50.2	35.8
Accrued interest payable	18.1	17.3
Deferred revenue	23.8	22.0
Other	42.5	41.3
Total accrued liabilities	$163.8	$148.4

8. DEBT

Debt consists of the following as of December 31 (in millions):

Secured debt:	2013	2012
Promissory notes payable, collateralized by aircraft, bearing interest at fixed rates ranging from 4.32% to 8.49% at December 31, 2013 and outstanding through 2025, net of unamortized debt discount of $32.0 million.	$1,995.0	$1,769.5

Promissory notes payable, collateralized by aircraft, bearing interest at variable rates based on LIBOR plus a margin, ranging from 1.82% to 1.87% at December 31, 2013 and outstanding through 2020.	80.0	122.2

Promissory notes payable, collateralized by eligible spare parts and equipment, bearing interest at fixed rates ranging from 6.72% to 8.38% as of December 31, 2013 and outstanding through 2020.	37.0	30.3

Promissory notes payable, collateralized by eligible spare parts and equipment, bearing interest at a variable rate of LIBOR plus a margin, ranging from 3.23% to 3.69% as of December 31, 2013 and outstanding through 2018.	4.3	3.5

Other	3.7	2.0
Total debt secured by aircraft and parts	2,120.0	1,927.5

Unsecured debt:
Convertible note payable, bearing interest at a fixed rate of 8%, due in full in July 2014.	22.3	22.3

Convertible note payable, bearing interest at a fixed rate of 6%, face value of $25.0 million, net of discount $0.5 million, due in full in 2019.	24.5	22.9

Total unsecured debt	46.8	45.2

Total debt	2,166.8	1,972.7
Current portion	276.2	220.7
Long term debt, less current portion	$1,890.6	$1,752.0

Included in the current portion of long term debt are approximately $20.0 million of aircraft related debt obligations that the company expects to refinance. In addition, the current portion of long term debt includes one of our convertible notes with a face value of $22.3 million which may or may not be cash settled by the third quarter of 2014.

The Company has outstanding letters of credit as of December 31, 2013 and 2012 totaling $17.0 million and $15.9 million, respectively, that is collateralized by restricted cash.

The Company has two convertible notes with face values of $22.3 million and $25.0 million and are convertible in whole or in part, at the option of the holder, for up to 2.2 million and 2.5 million shares of the Company’s common stock. The convertible debt does not allow the holder of the note to cash settle based on the fair value of the note and there is no embedded derivative.

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

Future maturities of debt are payable, as follows for the years ending December 31 (in millions):

2014	276.2
2015	267.5
2016	250.0
2017	300.4
2018	243.1
Thereafter	829.6
Total (net of unamortized debt discount of $32.0 million)	$2,166.8

9. COMMITMENTS

As of December 31, 2013, the Company leased 90 aircraft and 29 spare engines with varying terms extending through 2023 and terminal space, operating facilities and office equipment with terms extending through 2033 under operating leases. The components of rent expense for the years ended December 31 are as follows (in millions):

	2013	2012	2011
Aircraft and engine rent	$122.6	$110.7	$117.0
Other	11.7	9.2	10.0
Total rent expense	$134.3	$119.9	$127.0

The Company has long-term maintenance agreements with an avionics equipment manufacturer and maintenance provider that has a guaranteed minimum annual flight hour requirement. The minimum guaranteed amount based on the Company's current operations is $3.8 million per year through December 2016 for the E145 family of aircraft and $9.6 million per year through December 2014 for the E170 family of aircraft.

The following table represents our maintenance agreements for engines, auxiliary power units ("APU") and other airframe components for our E140/145, E170/175 and Q400 aircraft:

Expiration Date of Agreement:
Maintenance Agreements	E140/145	E170/175	Q400
Engines	December 2017(2)	December 2018(3)	June 2021(2)
APU	March 2014	July 2019	July 2021
Avionics	December 2017	December 2014	NA(1)
Wheels and Brakes	June 2014	February 2017	August 2022(4)
Parts pooling	September 2014	January 2020	July 2021
Emergency Slides	NA(1)	May 2018	NA(1)
Tires	NA(1)	NA(1)	July 2021
Propellers	NA(1)	NA(1)	July 2021

(1) Agreements do not exist for the specified maintenance item for the related aircraft type.
(2) Maintenance agreements for engines include life limited parts ("LLPs") for E140/145 and Q400 aircraft. As of December 31, 2013 and 2012, we had maintenance deposits of $36.6 million and $28.1 million, respectively, related mostly for the future replacement of LLPs.
(3) E175 aircraft delivered in 2013 are not included under existing engine maintenance agreements.
(4) Q400 maintenance agreements do not include wheels.

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

Total payments under these long-term maintenance agreements were $163.8 million, $119.4 million, and $92.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As part of the Company's lease agreements, the Company typically indemnifies the lessor of the respective aircraft against liabilities that may arise due to changes in benefits from tax ownership or tax laws of the respective leased aircraft. The Company has not recorded a liability for these indemnifications because they are not estimable. The Company is responsible for all other maintenance costs of its aircraft and must meet specified return conditions upon lease expiration for both the air frames and engines. The Company recorded a liability for the return conditions of $2.5 million as of December 31, 2013 for maintenance commitments on five E190 aircraft that are in the process of transferring to our sublease program with a foreign airline. The Company will record a liability for lease return conditions for the remaining leased aircraft once it is probable and estimable.

Future minimum payments under non-cancelable operating leases are as follows for the years ending December 31 (in millions):

	Aircraft	Other	Total
2014	$110.1	$16.8	$126.9
2015	106.1	15.7	121.8
2016	102.5	13.9	116.4
2017	90.1	12.1	102.2
2018	74.7	10.5	85.2
Thereafter	176.4	44.4	220.8
Total	$659.9	$113.4	$773.3

As of December 31, 2013, the Company has subleased nine E145 aircraft and three E170 aircraft to a foreign airline, and one E135 aircraft to a domestic airline. As of December 31, 2013, the total amount of minimum rentals to be received in the future under non-cancelable subleases is $113.3 million.  During the years ended December 31, 2013, 2012, and 2011, the Company recognized $18.7 million, $15.9 million and $13.2 million, respectively, of sublease income that is included in charter and other revenue in the consolidated statements of operations.

As of December 31, 2013, the Company has firm orders to purchase 40 CS300 aircraft that have scheduled delivery dates beginning in early 2015 and continuing through 2017. In January 2014, Bombardier announced that the aircraft would not be expected into service until early 2016. The Company also has a commitment for 47 Embraer E175 (of which 19 have been delivered as of December 31, 2013) aircraft under the American Eagle brand that have scheduled delivery dates currently and through the first quarter of 2015. The Company also has a commitment to acquire 11 spare aircraft engines and expects to take delivery of four engines in 2014, three engines in 2015, three engines in 2016, and one engine beyond 2017.

Future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due By Period

	2014	2015	2016	2017	2018	Total
Debt or lease financed aircraft under purchase obligations (1)	$689.3	$889.1	$1,037.9	$778.4	$—	$3,394.7
Engines under firm orders	21.2	19.3	21.0	7.0	—	68.5
Total contractual obligations for aircraft and engines	$710.5	$908.4	$1,058.9	$785.4	$—	$3,463.2
(1) Represents timing of original CS300 delivery positions

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

We believe that these allegations are baseless and that we did not interfere in the election process, which in fact the IBT won. Under the Stock Purchase Agreement pursuant to which we sold Frontier, we have agreed to continue to vigorously defend ourselves and Frontier against this complaint, but there can be no assurance that we will be successful.

As of December 31, 2013, approximately 71% of the Company's workforce is employed under union contracts. The union contracts for our pilots is currently amendable. Although we have never had a work interruption or stoppage, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. If we are unable to reach agreement with any of our unionized work groups on the amended terms of their collective bargaining agreements, we may be subject to work interruptions and/or stoppages. Any sustained work stoppages could adversely affect our ability to fulfill our obligations under our fixed-fee and pro-rate agreements and could have a material adverse effect on our financial condition and results of operations.

On February 14, 2014, the Company announced that it reached a Tentative Agreement (TA) on a new four-year contract with the International Brotherhood of Teamsters (IBT) Local 357. Local 357 represents all of the Company's pilots. The proposed contract includes increases in pay that will place Republic pilots at or near the top of its airline peers. It also includes improvements in work rules, quality of life enhancements and more flexibility in scheduling, as well as a significant signing bonus if ratified. The TA still must be presented to union members for review and a formal ratification vote, which, if it occurs, is expected to be completed in March 2014.

11. CAPITAL STOCK AND STOCK OPTIONS

The following table summarizes common stock activity for the years ended December 31, 2013, 2012, and 2011:

(in millions)	Common Stock
	2013	2012	2011
Beginning balance	48.6	48.4	48.2
Shares issued for stock options exercised	0.7	—	—
Vesting of restricted stock and other	0.2	0.2	0.2
Ending balance	49.5	48.6	48.4

Employee Stock Options

The 2002 Equity Incentive Plan expired on April 19, 2012 with 22,434 shares available to be issued. These shares were canceled in April of 2012 and as of December 31, 2013, there are no shares available for future issuance.

On December 23, 2013, the Company filed a registration statement for 3,500,000 million additional shares, increasing the total shares available for granting under the 2007 Equity Incentive Plan to 8,500,000 million, of which 2,973,542 shares, respectively, remain available for issuance under the plan as of December 31, 2013. Stock options granted typically vest ratably over the term of the employment agreements or between 36 and 48 months and are granted with exercise prices equal to market prices on the date of grant. The options normally expire 10 years from the date of grant.  Options are typically granted to officers and key employees selected by the Compensation Committee of the Board of Directors and have exercise prices ranging from $3.85 to $20.27.

Non-employee Director Stock Options

The non-employee directors receive $50,000 worth of restricted stock on the first trading day after each annual meeting of stockholders at which they are re-elected as a non-employee director. These options vest ratably over 12 months of continuous service. The non-employee options are exercisable until 10 years from the date of grant.

The following table summarizes option activity under the stock option plans as of December 31, 2013:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Contractual Term (in years)
Outstanding at January 1, 2013	4,539,575	$12.29
Granted	442,000	11.40
Exercised	(693,993)	5.87
Forfeited	(110,916)	6.36
Outstanding at December 31, 2013	4,176,666	$13.50	$3.6	6.54

Vested or expected to vest at December 31, 2013	4,111,805	$13.61	$3.3	6.45

Exercisable at December 31, 2013	3,513,999	$14.26	$2.5	4.63

The intrinsic value of options exercised during the years ended December 31, 2012 and 2011 was not material.

There were 3,790,942 and 3,514,492 options exercisable at December 31, 2012 and 2011, respectively. The weighted average exercise price for the options exercisable at December 31, 2012 and 2011 was $13.59 and $14.27, respectively. The remaining contractual life for the options outstanding at December 31, 2012 and 2011 was 4.91 years and 6.31 years, respectively.

During the years ended December 31, 2013, 2012 and 2011, $1.2 million ($0.7 million net of tax), $1.2 million ($0.7 million net of tax) and $3.2 million ($1.9 million net of tax), respectively, was charged to expense relating to the stock option plans. The Company has a policy of issuing new common shares to satisfy the exercise of stock options.  At December 31, 2013 there was $2.2 million of unrecognized stock-based employee compensation expense for unvested stock options, and the expected remaining expense period is 4 years. The Company did not recognize excess tax benefits related to stock option exercises for the last three years due to net operating losses.

The weighted average grant date fair value of options granted in 2013, 2012 and 2011 was $5.28, $2.02, and $2.41, respectively. The Company estimates the fair value of stock options issued using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Dividends were based on an estimated dividend yield. The risk-free rates for the periods within the contractual life of the option are based on the U.S. Treasury rates in effect at the time of the grant. The forfeiture rate is based on historical information and management’s best estimate of future forfeitures. The expected term of options granted is derived from historical exercise experience and represents the period of time the Company expects options granted to be outstanding. Option valuation models require the input of subjective assumptions including the expected volatility and lives.

The following assumptions were used to value stock option grants during the following periods:

	December 31,
	2013			2012			2011
Dividend yield	—%			—%			—%
Expected volatility	59%	-	62%	59%	-	62%	60%	-	61%
Risk-free interest rate	0.9%	-	1.4%	0.6%	-	1.0%	1.2%	-	2.0%
Expected life (in years)	4	-	5	4	-	5	4	-	5

Restricted Stock Grants

Restricted stock awards have been granted to certain of our officers, directors, and key employees.  Restricted stock awards are grants of shares of our common stock which typically vest over time (generally three or four years).

Compensation expense for our restricted stock grants was $2.8 million, $1.8 million, and $2.4 million during the years ended December 31, 2013, 2012 and 2011, respectively.  As of December 31, 2013, we have $6.8 million in total unrecognized future compensation expense that will be recognized over the next three or four years relating to awards for 846,083 restricted shares which were issued but which had not yet vested.

A summary of restricted stock activity under the aforementioned plan is as follows:

Restricted Stock Awards
Unvested at January 1, 2013	637,870
Vested	(273,334)
Issued	511,500
Surrendered	(29,953)
Unvested at December 31, 2013	846,083

The grant date weighted-average fair value per share of restricted stock awards granted during the years ended December 31, 2013, 2012, and 2011, was $11.23, $4.98 and $5.39, respectively.  The total fair value of shares vested during the years ended December 31, 2013, 2012, and 2011, was $2.8 million, $0.7 million, and $1.4 million, respectively.

12. INCOME TAXES

The components of the provision for income tax expense (benefit) for the years ended December 31 are as follows (in millions):

	2013	2012	2011
Federal:
Current	$—	$—	$—
Deferred	30.9	13.6	(45.8)
Total Federal	30.9	13.6	(45.8)
State:
Current	4.1	—	(2.2)
Deferred	(9.8)	6.1	(7.2)
Total State	(5.7)	6.1	(9.4)

Valuation allowance	8.8	0.1	(0.6)
Expense for uncertain tax positions	(1.0)	—	—
Income tax expense (benefit)	$33.0	$19.8	$(55.8)

A reconciliation of income tax expense (benefit) at the applicable federal statutory income tax rate to the tax provision as reported for the years ended December 31 are as follows (in millions):

	2013	2012	2011
Federal income tax expense (benefit) at statutory rate	$28.4	$17.9	$(52.2)
State income tax expense (benefit), net of federal (expense) benefit	2.7	1.6	(4.5)
Valuation allowance	8.8	0.1	(0.6)
State net operating loss	(8.8)	(1.2)	—
Permanent tax adjustments	1.7	1.2	1.2
Other	0.2	0.2	0.3
Income tax expense (benefit)	$33.0	$19.8	$(55.8)

The components of deferred tax assets and liabilities as of December 31 are as follows (in millions):

	2013	2012
DEFERRED TAX ASSETS:
Current:
Deferred frequent flyer revenue	$—	$21.0
Nondeductible accruals and deferred revenue	24.2	22.9
Total	24.2	43.9
Valuation allowance	(8.5)	(12.6)

Total current deferred tax assets	$15.7	$31.3

Noncurrent:
Nondeductible accruals and deferred revenue	$21.1	$33.5
Deferred frequent flyer revenue	—	22.1
Federal and state net operating loss carryforwards, net of liability for uncertain tax positions	443.4	485.7
AMT credits	6.1	6.5
Prepaid rent	8.6	6.9
Deferred credits and other non-current liabilities	17.4	18.5
Other	23.2	22.1
Total	519.8	595.3
Valuation allowance	(182.8)	(169.9)

Total noncurrent deferred tax assets	337.0	425.4

DEFERRED TAX LIABILITIES:
Noncurrent:
Other intangible assets	(3.4)	(24.9)
Maintenance deposits	(14.0)	(62.6)
Stock basis difference in subsidiary from gain on bargain purchase	—	(78.0)
Accelerated depreciation and fixed asset basis differences for tax purposes	(580.0)	(644.5)

Total noncurrent deferred tax liabilities	(597.4)	(810.0)
Total net noncurrent deferred tax liabilities	$(260.4)	$(384.6)

The company sold Fronter during the fourth quarter of 2013 and classified its Frontier business as discontinued operations.  The deferred tax assets and deferred tax liabilities related to the Company’s Frontier business were included above in the historical components of the deferred tax assets and deferred tax liabilities as of December 31, 2012.  These deferred tax assets and deferred tax liabilities were recognized as part of the sale of the Frontier business.

The Company monitors ongoing tax cases related to its unrecognized tax benefits. The unrecognized tax benefits, which if recognized, would impact the effective tax rate. The Company does not anticipate that total unrecognized tax benefits would significantly change within the next 12 months. The following table reconciles the Company’s tax liability for uncertain tax positions for the year ended December 31 (in millions):

	2013	2012	2011
Balance at January 1,	$8.1	$8.1	$8.1
Additions for tax positions taken in prior years	—	—	—
Reductions for tax positions of prior years	(1.0)	—	—
Balance at December 31,	$7.1	$8.1	$8.1

The following table reconciles the Company’s valuation allowance for the year ended December 31 (in millions):

	2013	2012	2011
Balance at January 1,	$182.5	$182.5	$166.9
Additions based on filing the final pre-acquisition tax returns	—	—	16.2
Reduction of net operating losses previously reserved that were forgone in tax return filings	—	(0.1)	—
Additions (deductions) for change in current year analysis	8.8	0.1	(0.6)
Balance at December 31,	$191.3	$182.5	$182.5

The future use of the net operating losses (“NOLs”) acquired from previous acquisitions are limited based on Internal Revenue Code Section 382 due to the change in control that occurred from the acquisitions. Management evaluated the deferred tax assets and determined that more likely than not, certain deferred tax assets would not be utilized and therefore a valuation allowance was required. The net operating losses generated by the Company after the change in control date, generally do not have a related valuation allowance. As of December 31, 2013, the Company has federal NOL carryforwards totaling $1.2 billion, which begin expiring in 2015, and of which approximately $398.0 million are not expected to be realized prior to expiration mostly due to the limitations under Internal Revenue Code Section 382. Therefore, a valuation allowance has been recorded for these net operating loss carryforwards. In 2013, the Company increased the deferred tax asset for state net operating losses by approximately $8.8 million and increased its valuation allowance related net operating losses by approximately $8.8 million.

Deferred tax assets include benefits expected to be realized from the utilization of alternative minimum tax (“AMT”) credit carryforwards of $6.1 million, which do not expire. A valuation allowance of $5.2 million has been recorded against AMT credit carryforwards that were acquired from previous acquisitions as these credits are not expected to be realized.

The Company's federal income tax returns for tax years after 1998 remain subject to examination by the Internal Revenue Service (“IRS”) and state taxing jurisdictions. The Company concluded its audit by the IRS for the 2009 tax year in 2012. The Company's NOL's from prior tax years would remain subject to examination by major tax jurisdictions due to our net operating loss carryforwards.

 13. RETIREMENT AND BENEFIT PLANS

Defined Contributions Plans — The Company has defined contribution retirement plans covering all employees meeting the eligibility requirements.  The Company matches up to 6% of employees' eligible compensation as defined by the Plan document. Employees are generally vested in matching contributions after 3 years of service with the Company. Employees are also permitted to make pre-tax deferrals and after-tax Roth contributions of up to 90% (up to the annual Internal Revenue Code limit) of their eligible compensation. The Company's expense under this plan was $5.9 million, $5.2 million, and $5.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Qualified Defined Benefit Plan — The Company has one qualified defined benefit plan. The accrued benefit liability (recorded in deferred credits and other noncurrent liabilities) was $3.3 million and $6.5 million as of December 31, 2013 and 2012, respectively.  The fair value of the accumulated benefit obligation, projected benefit obligation and fair value of plan assets at December 31, 2013 were $16.7 million, $16.7 million and $13.4 million, respectively.  The net periodic benefit cost, employer contributions, and future benefit payments are not material to the Company’s consolidated statements of operations or consolidated financial position.

 14. VALUATION AND QUALIFYING ACCOUNTS

(amounts in millions) Description	Balance at Beginning of Year	Additions Charged to Expense	Deductions		Balance at End of Year
Allowance for doubtful accounts receivables:
12/31/2013	$1.3	$0.4	$(0.2)	(1)	$1.5
12/31/2012	0.5	0.9	(0.1)	(1)	1.3
12/31/2011	$0.6	$—	$(0.1)	(1)	$0.5

(1)	Uncollectible accounts written off net of recoveries, if any.

15. SUBSEQUENT EVENTS

On Friday, February 14, 2014, the Company announced that it reached a Tentative Agreement (TA) on a new four-year contract with the IBT Local 357. Local 357 represents all of the Company's pilots. The proposed contract includes increases in pay that will place Republic pilots at or near the top of its airline peers. It also includes improvements in work rules, quality of life enhancements and more flexibility in scheduling as well as a significant signing bonus if ratified. The TA still must be presented to union members for review and a formal ratification vote, which is expected in March 2014.

Effective March 1, 2014, Chautauqua Airlines, Inc. ("Chautauqua"), a subsidiary of Republic Airways Holdings, Inc., entered into an Amendment to the Amended and Restated Air Services Agreement with American Airlines Group, Inc., dated as of June 12, 2002 (such agreement, as amended, the "Air Services Agreement"). In the Amendment, the parties agreed to remove 15 E140 44-seat aircraft (the "American Removed Aircraft") from service under the Air Services Agreement between March 1, 2014 and August 19, 2014. Upon removal of the last of the American Removed Aircraft, the Air Services Agreement will terminate.

Effective March 4, 2014, Chautauqua entered into the Fifth Amendment to the Capacity Purchase Agreement with United Airlines, Inc. ("United") dated as of July 21, 2006 (such agreement, as amended, the "CPA"). In the Amendment, the parties agreed to remove 12 E145 50-seat aircraft (the "United Removed Aircraft") from service under the CPA on April 1, 2014. Upon removal of the last of the United Removed Aircraft, the CPA will terminate.

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

Changes in Internal Control

During the quarter ended December 31, 2013, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The Company's effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information set forth under the caption "Proposal No. 1 - Election of Directors" in the Company's definitive Proxy Statement to be used in connection with the 2014 Annual Meeting of Stockholders is incorporated herein by reference.
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
Section 16(a) Beneficial Ownership Reporting Compliance

The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be used in connection with 2014 Annual Meeting of Stockholders is incorporated herein by reference.
Corporate Governance
The information set forth under the caption "Corporate Governance" in the Company's definitive Proxy Statement to be used in connection with the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Beneficial Ownership of Common Stock by Certain Stockholders and Management" in the Company's definitive Proxy Statement to be used in connection with the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be used in connection with the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under "Audit Matters" in the Company's definitive proxy statement to be used in connection with the 2014 Annual Meeting of Stockholders is incorporated herein by reference.
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)  Documents filed as part of this report:

Report of Independent Registered Public Accounting Firm, Financial Statements: Consolidated Balance Sheets as of December 31, 2013 and 2012, Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011. Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011 and Notes to Consolidated Financial Statements.

(b)  Exhibits

Exhibit No.	Description
1.1	Form of Purchase Agreement.(Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-122033, which was declared effective on February 1, 2005)
1.2
Underwriting Agreement, dated as of November 11, 2010, by and among the Company, Goldman, Sachs & Co. and Deutsche Bank Securities, as representatives of the underwriters named therein. (Incorporated by reference to the Registrant's Current Report on Form 8-K filed November 12, 2010)

2.1†	Stock Purchase Agreement between Falcon Acquisition Group, Inc. and Republic Airways Holdings Inc., dated as of September 30, 2013.
2.1(a)†
Assignment and Assumption Agreement dated as of November 6, 2013 between Republic Airways Holdings Inc. and Frontier Airlines, Inc. (Incorporated by reference to the Registrant's Current Report on Form 8-K filed December 9, 2013)

3.1	Amended and Restated Certificate of Incorporation.(i)
3.2	Second Amended and Restated Bylaws.
4.1	Specimen Stock Certificate.(i)

4.2
Form of Warrant to Purchase Shares of Common Stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc., dated as of December 22, 2004.(Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 29, 2004)

4.3	Form of warrant to purchase shares of common stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc.(i)
4.4	Form of warrant to purchase shares of common stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc.(i)
10.1	2002 Equity Incentive Plan.(i)
10.1(a)	Restricted Stock Agreement.(Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006)
10.1(b)	2007 Equity Incentive Plan.(Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 8, 2007)
10.1(c)	Amended and Restated 2007 Equity Incentive Plan. (Incorporated by reference to the Registrant's Form S-1 (File No. 333-193065) filed on December 23, 2013)
10.2	Form of Option Agreement for Non-Employee Directors.(i)
10.3	Form of Option Agreement for Officers.(i)
10.4†	Amended and Restated Regional Jet Air Services Agreement, dated as of June 12, 2002, by and between AMR Corporation and Chautauqua Airlines, Inc.(i)
10.4(a)	Letter Agreement between AMR Corporation and Chautauqua Airlines, Inc. dated July 30, 2002.(i)
10.4(b)†
Side Letter Agreement, dated as of March 26, 2003, by and between AMR Corporation and Chautauqua Airlines, Inc.(Incorporated by reference to the Registrant's Current Report on Form 10-Q filed on November 4, 2008)

10.4(c)†	Amendment to Amended and Restated Air Services Agreement, by and between AMR Corporation and Chautauqua Airlines, Inc., dated as of October 28, 2003.(i)
10.4(d)†
Amendment to the Amended and Restated Air Services Agreement, by and between AMR Corporation and Chautauqua Airlines, Inc., dated as of October 23, 2008. (Incorporated by reference to the Registrant's Quarterly Report on Form 8-K filed on October 29, 2007)

10.5	Office Lease Agreement, by and between College Park Plaza, LLC and Republic Airways Holdings Inc., dated as of April 23, 2004.(i)
10.6†	EMB-145LR Amended and Restated Purchase Agreement Number GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airways Holdings Inc., dated as of April 19, 2002.(i)
10.6(a)†
Partial Assignment and Assumption of Purchase Agreement GCT-025/98, by and between Republic Airways Holdings Inc. and Solitair Corp., and consented to by Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of April 7, 2002.(i)

10.6(b)†	Amendment Number 1 to Amended and Restated Purchase Agreement GCT-025/98 between Republic Airways Holdings Inc and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of June 7, 2002.(i)
10.6(c)†
Amendment Number 2 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airways Holdings Inc., dated as of July 25, 2002.(i)

10.6(d)†
Amendment Number 3 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airways Holdings Inc., dated as of December 18, 2002.(i)

10.6(e)†	Amendment Number 4 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airways Holdings Inc., dated as of May 30, 2003.(i)
10.6(f)†
Amendment Number 5 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airways Holdings Inc., dated as of September 30, 2003.(i)

10.6(g)†
Amendment Number 6 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airways Holdings Inc., dated as of October 31, 2003.(i)

10.6(h)†
Amendment Number 7 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airways Holdings Inc., dated as of December 31, 2003.(i)

10.6(i)†
Amendment Number 8 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airways Holdings Inc., dated as of February 16, 2004.(i)

10.6(j)†
Amendment Number 9 to Amended and Restated Purchase Agreement GCT-025/98, by and between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of May 24, 2004.(Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-122033, which was declared effective on February 1, 2005)

10.6(l)†
Amendment Number 10 to Amended and Restated Purchase Agreement GCT-025/98, by and between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of January 17, 2005.(Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 21, 2005)

10.6(m)†
Amendment No. 11 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airways Holdings Inc., dated May 31, 2005.(Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.7†	Amended and Restated Letter Agreement GCT-026/98, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airways Holdings Inc., dated as of April 19, 2002.(i)
10.7(a)†	Amendment Number 1 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of June 7, 2002.(i)
10.7(b)†	Amendment Number 2 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of July 25, 2002.(i)
10.7(c)†	Amendment Number 3 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of August 29, 2002.(i)
10.7(d)†	Amendment Number 4 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of December 10, 2002.(i)
10.7(e)†	Amendment Number 5 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of April 30, 2003.(i)
10.7(f)†	Amendment Number 6 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of May 30, 2003.(i)
10.7(g)†	Amendment Number 7 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of December 31, 2003.(i)
10.7(h)†	Amendment Number 8 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of March 22, 2004.(i)
10.8†
Loan Agreement between Chautauqua Airlines, Inc. and Agência Especial de Financiamento Industrial (FINAME), dated as of December 27, 2001. There are fourteen additional Loan Agreements which are substantially identical in all material respects except as indicated on the exhibit.(i)

10.9
Aircraft Security Agreement between Chautauqua Airlines, Inc. as Borrower and JPMorgan Chase Bank as Security Trustee, dated as of December 27, 2001. There are fourteen additional Aircraft Security Agreements which are substantially identical in all material respects except as indicated on the exhibit.(i)

10.10
Security Agreement Supplement No. 1 between Chautauqua Airlines, Inc. as Borrower and JPMorgan Chase Bank as Security Trustee, dated as of January 17, 2002. There are fourteen additional Security Agreement Supplements No. 1 which are substantially identical in all material respects except as indicated on the exhibit.(i)

10.11†
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

10.12†
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

10.13†
Funding Agreement between Chautauqua Airlines, Inc. and Agência Especial de Financiamento Industrial (FINAME), dated as of December 27, 2001. There are eleven additional Funding Agreements which are substantially identical in all material respects except as indicated on the exhibit.(i)

10.13(a)†	First Amendment to the Funding Agreement, dated as of June 11, 2002, by and between Chautauqua Airlines, Inc. and Agência Especial de Financiamento Industrial.(i)
10.14	Agreement, dated as of June 7, 2002, by and between Republic Airways Holdings Inc. and Delta Air Lines, Inc.(i)
10.15	Amendment No. 1 to Agreement between Republic Airways Holdings Inc. and Delta Air Lines, Inc., dated October 1, 2003.(i)
10.16†	Delta Connection Agreement, dated as of June 7, 2002, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc., and Republic Airways Holdings Inc.(i)
10.16(a)†	Amendment No. 1 to Delta Connection Agreement, dated as of February 7, 2003, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc., and Republic Airways Holdings Inc.(i)
10.16(b)†	Amendment Number Two to Delta Connection Agreement, dated September 30, 2003, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc.(i)
10.16(c)†	Amendment Number Three to Delta Connection Agreement, dated March, 2004, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc.(i)
10.16(d)†
Amendment No. 4 to Delta Connection Agreement by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc., dated as of August 12, 2004.(Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.16(e)†
Amendment Number Five to Delta Connection Agreement, as amended, among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc., dated as of December 22, 2004.(Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 29, 2004)

10.16(f)†
Amendment Number Six to Delta Connection Agreement, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc., dated as of March 12, 2007.(Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 30, 2007)

10.16(g)†
Letter Agreement, by and among Delta Airlines, Inc., Republic Airways Holdings Inc., Chautauqua Airlines, Inc. and Shuttle America Corp., dated as of July 28, 2008.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2008)

10.17
Third Amended and Restated Employment Agreement, dated as of November 2, 2010, by and between the Comapny and Bryan K. Bedford. (Incorporated by reference to the Registrant's Current Report on Form 8-K filed August 18, 2009)

10.17(a)
Amended Employment Agreement between Republic Airways Holdings Inc. and Bryan K. Bedford, dated as of September 24, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2013)

10.18
Third Amended and Restated Employment Agreement, dated as of November 2, 2010, by and between the Comapny and Wayne C. Heller. (Incorporated by reference to the Registrant's Current Report on Form 8-K filed August 18, 2009)

10.18(a)
Amended Employment Agreement between Republic Airways Holdings Inc. and Wayne C. Heller, dated as of September 24, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2013)

10.19	Employment Agreement, dated April 12, 2011, by and between the Company and Timothy P. Dooley. (Incorporated by reference to the Registrant's Current Report on Form 8-K filed April 18, 2011)
10.19(a)
Amended Employment Agreement between Republic Airways Holdings Inc. and Timothy P. Dooley, dated as of September 24, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2013)

10.20	Employment Agreement, dated April 12, 2011, by and between the Company and Lars-Erik Arnell. (Incorporated by reference to the Registrant's Current Report on Form 8-K filed April 18, 2011)
10.20(a)
Amended Employment Agreement between Republic Airways Holdings Inc. and Lars-Erik Arnell, dated as of September 24, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2013)

10.21†	Purchase Agreement DCT-014/2004, by and between Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of March 19, 2004.(i)
10.21(a)†	Amendment No. 1 to Purchase Agreement DCT-014/2004, by and between Embraer — Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of April 28, 2004.(ii)
10.21(b)†	Amendment No. 2 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of dated July 8, 2004.(iii)
10.21(c)†	Amendment No. 3 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of July 30, 2004.(iii)
10.21(d)†	Amendment No. 4 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of August 11, 2004.(iii)
10.21(e)†	Amendment No. 5 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of September 29, 2004.(iii)
10.21(f)†
Amendment No. 6 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 9, 2004.(Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-122033, which was declared effective on February 1, 2005)

10.21(g)†
Amendment No. 7 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of December 23, 2004.(Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-122033, which was declared effective on February 1, 2005)

10.21(h)†
Amendment No. 8 to Purchase Agreement DCT-014/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of February 28, 2005. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.21(i)†
Amendment No. 9 to Purchase Agreement DCT-014/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of March 31, 2005. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.21(j)†
Amendment No. 10 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasilicica de Aeronáutica S.A. and Republic Airline Inc., dated as of April 30, 2005. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.21(k)†
Amendment No. 11 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of August 30, 2005. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.21(l)†
Amendment No. 12 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of October 7, 2005.(Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.21(m)†
Amendment No. 13 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of October 18, 2005.(Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.21(n)†
Amendment No. 14 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 9, 2005.(Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.21(o)†
Amendment No. 15 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of April 24, 2006.(Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.21(p)†
Amendment No. 16 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of July 21, 2006.(Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.21(q)†
Amendment No. 17 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 14, 2006.(Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006)

10.21(r)†
Amendment No. 18 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of January 12, 2007.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.21(s)†
Amendment No. 19 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of June 22, 2007.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

10.21(t)†
Amendment No. 20 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of October 18, 2007.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.21(u)†
Amendment No. 21 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of June 5, 2008.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2008)

10.21(v)†
Amendment No. 22 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of September 5, 2008.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 4, 2008)

10.21(w)†
Amendment No. 23 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 10, 2008. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008)

10.22†	Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of March 19, 2004.(i)
10.22(a)†
Amendment No. 1 to Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of July 8, 2004.(Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-122033, which was declared effective on February 1, 2005)

10.22(b)†
Amendment No. 2 to Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of December 23, 2004.(Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-122033, which was declared effective on February 1, 2005)

10.22(c)†
Amendment No. 3 to Letter Agreement DCT-015/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of February 28, 2005.(Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.22(d)†
Amendment No. 4 to Letter Agreement DCT-015/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of April 13, 2005.(Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.22(e)†
Amendment No. 5 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasilicica de Aeronáutica S.A. and Republic Airline Inc., dated as of April 30, 2005.(Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.22(f)†
Amendment No. 6 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline, Inc., dated as of October 18, 2005.(Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.22(g)†
Amendment No. 7 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline, Inc., dated as of November 9, 2005.(Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.22(h)†
Amendment No. 8 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of July 21, 2006.(Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.22(i)†
Amendment No. 9 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of September 19, 2006.(Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006)

10.22(j)†
Amendment No. 10 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 14, 2006.(Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006)

10.22(k)†
Amendment No. 11 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline inc., dated as of May 29, 2007.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 3, 2007)

10.22(l)†
Amendment No. 12 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline inc., dated as of June 22, 2007.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

10.22(m)†
Amendment No. 13 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline inc., dated as of October 18, 2007.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.22(n)†
Amendment No. 14 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline inc., dated as of June 5, 2008.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2008)

10.22(o)†
Amendment No. 15 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline inc., dated as of September 5, 2008.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 4, 2008)

10.22(p)†
Amendment No. 16 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline inc., dated as of November 10, 2008.(Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008)

10.23†
United Express Agreement, by and between United Air Lines, Inc. and Shuttle America Corp., dated as of December 28, 2006.(Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006)

10.23(a)†
First Amendment to United Express Agreement, by and between United Air Lines, Inc. and Shuttle America Corp., dated as of August 21, 2007.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.24	Amendment No. 1 to United Express Agreement, by and between United Air Lines, Inc. and Chautauqua Airlines, Inc., dated as of July 6, 2004.(ii)
10.25†	Letter Agreement, by and between United Air Lines, Inc. and Republic Airways Holdings Inc., dated as of February 13, 2004.(i)
10.25(a)†	Letter Agreement, by and between United Air Lines, Inc. and Republic Airways Holdings Inc., dated as of July 7, 2004.(ii)
10.26
Lease Agreement, by and between Chautauqua Airlines, Inc. and the Indianapolis Airport Authority, dated as of December 17, 2004.(Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-122033, which was declared effective on February 1, 2005)

10.27†
Delta Connection Agreement, dated as of January 13, 2005, by and among Delta Air Lines, Inc., Republic Airline Inc. and Republic Airways Holdings Inc.(Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 20, 2005)

10.27(a)†
Amendment Number One to Delta Connection Agreement, by and among Delta Air Lines, Inc., Shuttle America Corp. (as assignee of Republic Airline Inc.) and Republic Airways Holdings Inc., dated as of March 12, 2007. (Incorporated by reference to the Registrant's Current Report on Form 8-k filed on March 30, 2007)

10.27(b)†
Amendment Number Two to Delta Connection Agreement, by and among Delta Airlines, Inc., Shuttle America Corp. (as assignee of Republic Airline Inc.) and Republic Airways Holdings Inc., dated as of August 21, 2007.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.27(c)†
Letter Agreement, by and among Delta Airlines, Inc., Republic Airways Holdings Inc., Chautauqua Airlines, Inc. and Shuttle America Corp., dated as of March 12, 2007. (Incorporated by reference to the Registrant's Current Report on Form 8-k filed on March 30, 2007)

10.27(d)†
Amendment Number Three to Delta Connection Agreement, by and among Delta Airlines, Inc., Shuttle America Corp. (as assignee of Republic Airline, Inc.) and Republic Airways Holdings, Inc., dated as of January 31, 2011. (Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 15, 2011)

10.27(e)†
Amendment Number Four to Delta Connection Agreement, by and among Delta Airlines, Inc., Shuttle America Corp. (as assignee of Republic Airline, Inc.) and Republic Airways Holdings Inc., dated as of April 26, 2011.

10.28
Stock Purchase Agreement, dated May 6, 2005, by and among Republic Airways Holdings, inc., Shuttle America Corporation and Shuttle Acquisition LLC.(Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 9, 2005)

10.29	Letter dated June 23, 2005 from US Airways Group, Inc. and US Airways, Inc.(Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 28, 2005)

10.30†
Amendment No. 3 to United Express Agreement between United Airlines, Inc. and Republic Airline Inc. and Amendment No. 2 to United Express Agreement between United Airlines, Inc. and Chautauqua Airlines, Inc. dated as of June 22, 2005.(Incorporated by reference to the Registrant’s Registration Statement on Form S-3, file No. 333-126357, which was declared effective on July 18, 2005)

10.31(a)†
Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of September 2, 2005.(Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.31(b)†
Amendment Number One to Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of September 21, 2005.(Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.31(c)†
Second Amendment to Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of July 21, 2006.(Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.31(d)†
Third Amendment to Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of December 19, 2006.(Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006)

10.32†
Global Aircraft Transaction Agreement, by and between Republic Airways Holdings Inc. and US Airways, Inc., dated as of September 21, 2005.(Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.33†
Commuter Slot Option Agreement, by and between Republic Airways Holdings Inc. and US Airways, Inc., dated as of September 22, 2005.(Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.34†
Capacity Purchase Agreement, by and between Continental Airlines, Inc., Republic Airways Holdings Inc. and Chautauqua Airlines, Inc., dated as of July 21, 2006.(Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.34(a)†
First Amendment to the Capacity Purchase Agreement, by and among Continental Airlines, Inc., Republic Airways Holdings Inc. and Chautauqua Airlines, Inc., dated as of January 8, 2007.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.35
Evidence of Transfer of Claim by Republic Airways Holdings Inc. in favor of JPMorgan Chase Bank, N.A., dated as of April 11, 2007.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.36
Stock Purchase Agreement, dated as of March 16, 2007, by and between Republic Airways Holdings Inc. and WexAir LLC.(Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 19, 2007)

10.37
Stock Purchase Agreement, dated as of September 4, 2007, by and between Republic Airways Holdings Inc. and WexAir RJET LLC.(Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 5, 2007)

10.38
Stock Purchase Agreement, dated as of September 11, 2007, by and between Republic Airways Holdings Inc. and WexAir RJET LLC.(Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 12, 2007)

10.39
Stock Purchase Agreement, dated as of October 26, 2007, by and between Republic Airways Holdings Inc. and WexAir RJET LLC.(Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 29, 2007)

10.40†
Credit Agreement, by and between US Airways, Inc. and Republic Airways Holdings Inc., dated as of October 20, 2008.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 4, 2008)

10.40(a)
Amendment to the Credit Agreement, by and between US Airways, Inc. and Republic Airways Holdings Inc., dated as of December 19, 2008.(Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008)

10.41†
Purchase Agreement No. PA-C006, by and between Bombardier Inc. and Republic Airways Holdings Inc., dated as of February 24, 2010.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2010)

10.42†
Credit Agreement by and among Chautauqua Airlines, Inc., Republic Airways Holdings Inc. and certain lenders, dated as of March 26, 2010.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2010)

10.43†
Purchase Agreement COM 0190-10, by and between Embraer - Empresa Brasileira de Aeronáutica S.A. and
Republic Airline Inc., dated as of November 3, 2010.(Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 24, 2009)

10.43(a)†
Amendment Number One to Purchase Agreement between Embraer S.A. (fromerly known as Embraer - Empresa Brasileira de Aeronautica S.A.) and Republic Airline Inc., dated as of March 11, 2011.(Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 15, 2012)

10.43(b)†
Amendment Number Two to Purchase Agreement between Embraer S.A. (fromerly known as Embraer - Empresa Brasileira de Aeronautica S.A.) and Republic Airline Inc., dated as of November 16, 2011.(Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 15, 2012)

10.43(c)†
Amended and Restated Purchase Agreement COM0190-10 by and between Embraer S.A. and Republic Airline Inc., dated as of January 23, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on April 30, 2013)

10.43(d)†
Amendment No. 1 to Amended and Restated Purchase Agreement COMO190-10 by and between Embraer S.A. and Republic Airline Inc., dated as of January 23, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on April 30, 2013)

10.43(e)†
Amendment No. 2 to Amended and Restated Purchase Agreement COMO190-10 by and between Embraer S.A. and Republic Airline Inc., dated as of January 23, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on April 30, 2013)

10.43(f)†
Amendment No. 3 to Amended and Restated Purchase Agreement COMO190-10 by and between Embraer S.A. and Republic Airline Inc., dated as of January 23, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on April 30, 2013)

10.44†
Letter Agreement COM 0191-10, by and between Embraer - Empresa Brasileira de Aeronáutica S.A. and
Republic Airline Inc., dated as of November 3, 2010.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on May 13, 2011)

10.44(a)†	Amendment Number One to Letter Agreement between Embraer S.A. (formerly known as Embraer - Empresa Brasileira de Aeronautica S.A.) and Republic Airline Inc., dated as of March 11, 2011
10.44(b)†	Amendment Number Two to Letter Agreement between Embraer S.A. (fromerly known as Embraer - Empresa Brasileira de Aeronautica S.A.) and Republic Airline Inc., dated as of November 16, 2011.
10.45†	The Capacity Purchase Agreement by and among Continental Airlines, Inc., Republic Airlines, Inc., and Republic Airways Holdings Inc., dated as of May 1, 2012.
10.46†	Amendment Number Three to Continental Capacity Purchase Agreement by and among Continental Airlines, Inc., Chautauqua Airlines, Inc., and Republic Airways Holdings Inc., dated as of June 30, 2012.
10.47
Phantom Equity Investment Agreement by and among Frontier Airlines, Inc., Republic Airways Holdings Inc. and FAPAInvest, LLC, dated as of June 1, 2012. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 9, 2012)

10.48
The Capacity Purchase Agreement by and among Continental Airlines, Inc., Republic Airlines, Inc., and Republic Airways Holdings Inc., dated as of May 1, 2012. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 9, 2012, as amended February 25, 2013)

10.49††
Funding Agreement between Republic Airlines, Inc. and Agencia Especial De Financiamento Industrial-FINAME dated as of July 2, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2013)

10.50††
Loan Agreement between Republic Airlines, Inc. and Agencia Especial De Financiamento Industrial-FINAME dated as of July 2, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2013)

10.51
Security Agreement between Republic Airlines, Inc. and Wells Fargo Bank Northwest, National Association, dated as of July 2, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2013)

10.52
Guaranty Agreement between Republic Airlines, Inc. and Agencia Especial De Financiamento Industrial-FINAME dated as of July 2, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2013)

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

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated:	March 10, 2014	By:	/s/ Bryan K. Bedford
Bryan K. Bedford
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan K. Bedford
Bryan K. Bedford	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 10, 2014

/s/ Timothy P. Dooley
Timothy P. Dooley	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2014

/s/ Lawrence J. Cohen
Lawrence J. Cohen	Director	March 10, 2014

/s/ Neal S. Cohen
Neal S. Cohen	Director	March 10, 2014

/s/ Douglas J. Lambert
Douglas J. Lambert	Director	March 10, 2014

/s/ Mark L. Plaumann
Mark L. Plaumann	Director	March 10, 2014

/s/ Daniel P. Garton
Daniel P. Garton	Director	March 10, 2014

/s/ Robert L. Colin
Robert L. Colin	Director	March 10, 2014