Form 10-Q
period 2014-03-31
REPUBLIC AIRWAYS HOLDINGS INC
filed 2014-05-01
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

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

☐  Yes    ☑No

Number of shares of Common Stock outstanding as of the close of business on May 1, 2014: 49,782,432.

All other items of this report are inapplicable.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share and per share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$276.2	$276.7
Restricted cash	27.1	24.0
Receivables - net of allowance for doubtful accounts of $1.5 and $1.5 respectively	35.0	48.3
Inventories	65.8	71.9
Prepaid expenses and other current assets	28.2	17.7
Deferred income taxes	15.7	15.7
Total current assets	448.0	454.3
Aircraft and other equipment - net	2,622.3	2,563.6
Maintenance deposits	40.1	36.6
Other assets	227.7	216.8
Total assets	$3,338.1	$3,271.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$303.9	$276.2
Accounts payable	18.3	28.9
Accrued liabilities	162.1	163.8
Total current liabilities	484.3	468.9
Long-term debt - less current portion	1,920.4	1,890.6
Deferred credits and other non-current liabilities	97.6	100.7
Deferred income taxes	269.6	260.4
Total liabilities	2,771.9	2,720.6
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; one vote per share;150,000,000 shares authorized; 59,794,343 and 59,704,943 shares issued and 49,782,432 and 49,525,594 shares outstanding, respectively	—	—
Additional paid-in-capital	421.7	420.2
Treasury stock, 9,333,266 shares at cost	(181.8)	(181.8)
Accumulated other comprehensive loss	(2.6)	(2.6)
Accumulated earnings	328.9	314.9
Total stockholders' equity	566.2	550.7
Total liabilities and stockholders' equity	$3,338.1	$3,271.3

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2014	2013
OPERATING REVENUES:
Fixed-fee service	$328.4	$304.0
Passenger service	—	15.2
Charter and other	9.1	5.5
Total operating revenues	337.5	324.7
OPERATING EXPENSES:
Wages and benefits	89.2	85.0
Aircraft fuel	7.3	13.6
Landing fees and airport rents	7.2	16.0
Aircraft and engine rent	31.1	28.8
Maintenance and repair	64.3	54.7
Insurance and taxes	6.5	6.1
Depreciation and amortization	41.3	37.4
Other impairment charges	19.9	—
Other	36.5	35.8
Total operating expenses	303.3	277.4

OPERATING INCOME	34.2	47.3
OTHER INCOME (EXPENSE):
Interest expense	(29.8)	(28.1)
Fair value gain - restructuring asset	18.4	—
Other - net	—	0.1
Total other expense	(11.4)	(28.0)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	22.8	19.3

INCOME TAX EXPENSE	8.8	7.9

INCOME FROM CONTINUING OPERATIONS	14.0	11.4

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(11.1)

NET INCOME	$14.0	$0.3

INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE - BASIC	$0.28	$0.23
INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE - DILUTED	$0.26	$0.22

NET INCOME PER COMMON SHARE - BASIC	$0.28	$0.01
NET INCOME PER COMMON SHARE - DILUTED	$0.26	$0.01

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2014	2013
NET INCOME	$14.0	$0.3
Other comprehensive income, net:
Reclassification adjustment for income realized on derivatives, net of tax	—	—

TOTAL COMPREHENSIVE INCOME, NET	$14.0	$0.3

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2014	2013

NET CASH FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS	$68.7	$63.5

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(130.6)	(5.5)
Proceeds from sale of other assets	7.0	39.9
Other, net	(3.1)	(7.4)

NET CASH FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(126.7)	27.0

FINANCING ACTIVITIES:
Payments on debt	(58.1)	(45.7)
Proceeds from debt issuance	116.2	1.2
Payments on early extinguishment of debt and refinancing	—	(34.6)
Proceeds from exercise of stock options	0.4	2.3
Other, net	(1.0)	(0.5)

NET CASH FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS	57.5	(77.3)

DISCONTINUED OPERATIONS
Cash from operating activities	—	(9.7)
Cash from investing activities	—	(1.5)
Cash from financing activities	—	(2.6)
LESS: NET CASH FROM DISCONTINUED OPERATIONS	—	(13.8)
	—	—

NET CHANGES IN CASH AND CASH EQUIVALENTS	(0.5)	13.2
CASH AND CASH EQUIVALENTS—Beginning of period	276.7	210.8
CASH AND CASH EQUIVALENTS—End of period	$276.2	$224.0

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$29.1	$28.3
Income taxes paid	0.7	0.5

NON-CASH INVESTING & FINANCING TRANSACTIONS:
Other equipment acquired through manufacturer credits	5.8	—
Manufacturer credit applied to the purchase of aircraft	3.9	—
Aircraft parts financed	—	42.8
Chautauqua restructuring asset - Aircraft Manufacturer's Incentive	—	12.0

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Business

We are a Delaware holding company organized in 1996 that offers scheduled passenger services through our wholly-owned operating air carrier subsidiaries: Chautauqua Airlines, Inc. ("Chautauqua"), Shuttle America Corporation ("Shuttle"), and Republic Airline, Inc. ("Republic Airline"). Unless the context indicates otherwise, the terms the "Company," "we," "us," or "our" refer to Republic Airways Holdings Inc. and our subsidiaries.

In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal, recurring nature unless otherwise disclosed. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 11, 2014.

Unless otherwise indicated, information in these notes to consolidated financial statements relates to continuing operations. Certain of our operations have been presented as discontinued. See note 5.

2. Summary of Significant Accounting Policies

Rental Income – Under the Company’s fixed-fee code-share and fixed-fee charter agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  The Company has concluded that a component of its fixed-fee service revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the three months ended March 31, 2014 and 2013, were $106.4 million and $92.3 million, respectively and have been included in fixed-fee service revenues in the Company’s condensed consolidated statements of operations.

Charter and Other Revenue – Charter and other revenue primarily consists of lease revenue for aircraft subleased under operating leases and miscellaneous revenue related to charter flying. Charter revenues are recognized at the point that our charter service is realizable and earned, which is when the transportation is provided. All other revenue is recognized as revenue when the related goods and services are provided.

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

Stockholders’ Equity – For the period from December 31, 2013 through March 31, 2014, additional paid-in capital increased to $421.7 million from $420.2 million due to $1.1 million of stock compensation expense and $0.4 million of proceeds for options exercised, accumulated other comprehensive loss remained at $2.6 million, and accumulated earnings increased from $314.9 million to $328.9 million based on current year to date net income.

Net Income (Loss) Per Common Share – The following table is based on the weighted average number of common shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations (in millions, except per share information):

	Three Months Ended March 31,
	2014	2013
Basic and diluted income per share:

Income from continuing operations	$14.0	$11.4
Loss from discontinued operations, net of tax	—	(11.1)
Net income	14.0	0.3

Income effect of assumed-conversion interest on convertible debt	0.5	0.3

Income after assumed conversion	$14.5	$0.6

Weighted average common shares outstanding	49.6	48.7
Effect of dilutive securities:
Stock options	0.4	0.6
Convertible debt	4.9	4.7
Shares used to compute diluted earnings per share	54.9	54.0

Income per share - basic:

Income from continuing operations	$0.28	$0.23
Loss from discontinued operations, net of tax	—	(0.22)
Net income	$0.28	$0.01

Income per share - diluted:

Income from continuing operations	$0.26	$0.22
Loss from discontinued operations, net of tax	—	(0.21)
Net income	$0.26	$0.01

The Company excluded 3.4 million and 3.0 million employee stock options from the calculation of diluted net income per share due to their anti-dilutive impact for the three months ended March 31, 2014 and 2013, respectively.

The Company has two convertible notes, both with original face values of $25.0 million. One has a book value of $22.3 million, while the other has a book value of $25.5 million, net of a $1.7 million discount, which is convertible in whole or in part, at the option of the holder, for up to 2.2 million and 2.7 million shares, respectively, of the Company’s common stock as of March 31, 2014.  The convertible notes payable were dilutive for the three months ended March 31, 2014 and 2013.

On April 7, 2014, the Company redeemed the convertible note by paying $22.3 million of cash. The Company has the ability to redeem the other convertible note to the extent the note has not previously been converted by the holder. Upon not less than 30 days nor more than 60 days advance written notice, the Company can redeem the $27.2 million note at a premium to face value at any time through October 28, 2016 at which point the note can be redeemed at face value thereafter.

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

Level 1	quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2	quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	unobservable inputs for the asset or liability.

The following table sets forth information regarding the Company's assets measured at fair value on a recurring basis (in millions):

Fair Value of Assets on a Recurring Basis	March 31, 2014	Level 1	Level 2	Level 3
Chautauqua restructuring asset	$95.7	$—	$—	$95.7

Fair Value of Assets on a Recurring Basis	December 31, 2013	Level 1	Level 2	Level 3
Chautauqua restructuring asset	$79.6	$—	$—	$79.6

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

The Company elected the fair value option under ASC 825-10, "Financial Instruments" for the agreement related to its 28 owned aircraft because management believes the fair value option provides the most accurate representation of the economic benefit of this agreement to Chautauqua in the Company's financial statements. Under the fair value option, the Company recorded an $86.4 million asset representing the combined fair value of expected future cash inflows under the agreement, net of the value of the Company's obligations attributable to the call rights on the 28 aircraft. The recurring fair value measurement of this agreement has been calculated using an income approach, which requires the use of subjective assumptions that are considered level 3 inputs. Fair values have been estimated by discounting the cash flows expected to be received over the term of the agreement, using a discount rate based on observable yields on instruments bearing comparable risks and credit worthiness of the counterparty. Critical assumptions used in the fair value measurement primarily include the amount and timing of cash inflows, the discount rate and the probability of whether the call option on the restructured aircraft will be exercised by the counterparty. A change in these assumptions could result in a significantly higher or lower fair value measurement, which would result in a gain or loss during the period in which the assumption changes. A 100 basis point change in the discount rate used would have changed the fair value of the restructuring asset by approximately $2.1 million as of March 31, 2014. Similarly, a change in the assumed probability of whether the call option on the restructured aircraft will be exercised could result in either a gain or loss of up to $3.3 million per aircraft during the period in which that assumption changed.

On February 11, 2014, the Company announced the early termination of its 44 to 50 seat fixed-fee agreements with United Airlines and American Airlines, which were scheduled to terminate in 2014. These agreements wind-down beginning in March 2014 through August 2014 and will result in the grounding of 27 small jet aircraft. The Company notified the counterparty that 15 of the 27 aircraft to be grounded are subject to this agreement and callable by the counterparty. The Company was notified by the counterparty during the first quarter 2014 that it did not intend to exercise its call option on these aircraft. The Company recorded a fair value gain of $18.4 million for the three months ended March 31, 2014, which represents the fair value of the increase in cash flows expected to be received over the remaining term of the agreement, due to the counterparty's obligation to increase its payment to the Company for aircraft that cease to have applicable capacity purchase agreement reimbursement rates.

In March 2013 the agreement was amended, which resulted in a $12.0 million increase in the restructuring asset under the fair value option. The $12.0 million increase represents the fair value of expected future cash inflows under the amendment. In addition, this amendment resulted in a $12.0 million deferred credit.

As of March 31, 2014, the Company would owe approximately $21.8 million under certain circumstances of non-performance or voluntary repayment, however, the Company estimated the probability of repayment as remote. The difference between the fair value of the restructuring asset at inception and the fair value of the convertible note at inception is recognized as a reduction to depreciation expense over the remaining useful life of the related aircraft subject to this agreement.

The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements using Level 3 inputs (in millions):

	Quarter Ended
Chautauqua Restructuring Asset	March 31, 2014	December 31, 2013
Beginning Balance	$79.6	$86.4
Amendment to agreement	—	12.0
Fair value gain	18.4	—
Cash received or other	(2.3)	(18.8)
Ending Balance	$95.7	$79.6

Aircraft and Other Assets Impairment - Nonrecurring - In March 2014, we recorded a $19.9 million impairment charge related to our decision to abandon our owned E140 fleet in March 2014, impairing these aircraft to zero during the quarter ended March 31, 2014.

($ in millions)
		Nonrecurring Fair Value Measurements Using
Description	3 mos ended March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Pre-tax Losses
Long-lived assets abandoned	$—			$—	$(19.9)

Fair Value of Debt - Market risk associated with our fixed and variable rate long-term debt primarily relates to the potential change in fair value and impact to future earnings, respectively, from a change in interest rates. In the table below, the aggregate fair value of debt was based primarily on recently completed market transactions and estimates based on interest rates, maturities, credit risk, and underlying collateral and is classified primarily as level 3 within the fair value hierarchy.

($ in millions)	March 31,	December 31,
	2014	2013
Net carrying amount	$2,224.3	$2,166.8
Estimated fair value	2,142.7	2,099.8

New Accounting Pronouncements – In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The objective of the update change the requirements for reporting discontinued operations in Subtopic 205-20.  It is effective in the first quarter of 2015, and the impact to the consolidated financial statements is not expected to be material.

In January 2014, the FASB issued ASU 2014-05, Service Concession Arrangements (Topic 853), a consensus of the FASB Emerging Issues Task Force. The objective of the update is to specify that an operating entity should not account for a service concession arrangement within the scope of this update as a lease in accordance with Topic 840, Leases. It is effective for fiscal years beginning after December 15, 2014, and the impact to the consolidated financial statements is being evaluated by the Company.

In July 2013, the FASB issued ASU 2013-11–Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard provides updated guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment becomes affective for fiscal years beginning after December 15, 2013. The Company adopted this accounting standard on January 1, 2014, and the impact to the consolidated financial statements was not material.

3.  Debt

During the three months ended March 31, 2014, the Company took delivery of five aircraft and borrowed $107.7 million secured by the aircraft.

4. Commitments and Contingencies

As of March 31, 2014, the Company has firm orders to purchase 40 CS300 aircraft that have scheduled delivery dates beginning in early 2015 and continuing through 2017. In January 2014, Bombardier announced that the aircraft would not be expected into service until early 2016. The Company also has a commitment for 47 Embraer E175 (of which 24 have been delivered as of March 31, 2014) aircraft under the American Eagle brand that have scheduled delivery dates currently and through the first quarter of 2015. The Company also has a commitment to acquire 11 spare aircraft engines and expects to take delivery of four engines in 2014, three engines in 2015, three engines in 2016, and one engine in 2017.

The following table displays the Company's future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due by Period
						Beyond
	2014	2015	2016	2017	2018	2019	Total
Debt or lease financed aircraft under purchase obligations(1)	$553.6	$889.1	$1,037.9	$778.4	$—	$—	$3,259.0
Engines under firm orders	21.2	19.3	21.0	7.0	—	—	68.5
Total contractual obligations for aircraft and engines	$574.8	$908.4	$1,058.9	$785.4	$—	$—	$3,327.5

(1) Represents original timing of CS300 delivery positions.

The information in the table above reflects a purchase price of the aircraft at projected delivery dates.

Contingencies

We are subject to certain legal and administrative actions which we consider routine to our business activities. As of March 31, 2014, management believes that the ultimate outcome of any pending legal matters will not have a material adverse effect on our financial position, liquidity or results of operations.

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

On February 14, 2014, the Company announced that it reached a Tentative Agreement (TA) on a new four-year contract with the International Brotherhood of Teamsters (IBT) Local 357. Local 357 represents all of the Company's pilots. The proposed contract included increases in pay that would have placed Republic pilots at or near the top of its airline peers. It also included improvements in work rules, quality of life enhancements and more flexibility in scheduling, as well as a significant signing bonus if ratified. On April 4, 2014, the IBT failed to ratify the tentative agreement. The Company will continue to work with the IBT to determine the next steps.

As of March 31, 2014, approximately 71% of the Company's workforce is employed under union contracts. The union contracts for our pilots are currently amendable. Although we have never had a work interruption or stoppage, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. If we are unable to reach agreement with any of our unionized work groups on the amended terms of their collective bargaining agreements, we may be subject to work interruptions and/or stoppages. Any sustained work stoppages could adversely affect our ability to fulfill our obligations under our fixed-fee and pro-rate agreements and could have a material adverse effect on our financial condition and results of operations.

5. Discontinued Operations

In October, 2013, the Company entered into a stock purchase agreement for the sale of Frontier Airlines Holdings, Inc. (“Frontier”) to an affiliate of Indigo Partners LLC on December 3, 2013. As a result, the Company reported Frontier as discontinued operations on the consolidated statements of operations and consolidated statements of cash flows for all periods presented.

Summarized financial information for discontinued operations is shown below:

($ in millions)	Three Months Ended March 31, 2013
Total operating revenue	$310.9

Loss from discontinued operations before tax(1)	$(18.8)
Income tax benefit	(7.7)
Loss from discontinued operations, net of tax	$(11.1)

(1) Loss from discontinued operations before taxes includes certain adjustments required by discontinued operation presentation.

Pursuant to the terms of the stock purchase agreement between the Company and Falcon Acquisition Group, Inc. (Buyer), the Company and Buyer are in the process of finalizing the share purchase price, which is based in part on the closing working capital of Frontier as of November 30, 2013. The Company expects to finalize the share purchase price by the end of the second quarter of 2014. The final share purchase price may result in an adjustment to the share purchase price that either requires Buyer to pay additional amounts to the Company or the Company to pay an amount to the Buyer. The share purchase price adjustment is not expected to be material. In addition, the stock purchase agreement contains an obligation for the Company to indemnify the Buyer under certain circumstances and subject to certain conditions and limitations. In addition to the proposed working capital adjustments, Buyer provided the Company with notice of a claim for indemnification for an unspecified amount. The Company rejected the Buyer’s claim for indemnification. With certain exceptions that are not subject to any limitation, the Company's indemnity obligation is capped under the stock purchase agreement at a maximum of $25.0 million. However, the Company believes that the likelihood that it will be required to make any payment of significant indemnification claims under the stock purchase agreement is remote and therefore the Company has not recorded any contingent liabilities for Buyer’s indemnification claims as of March 31, 2014.

Republic has retained all liabilities for all United States federal and foreign income tax on income prior to separation, as well as certain non-income taxes attributable to Frontier's business. Frontier generally will be liable for all other taxes attributable to its business. In connection with the separation, Republic separated its defined contribution plan from Frontier's business.

Republic and Frontier entered into a transition services agreement pursuant to which Republic is providing Frontier, on an interim transitional basis, various services. Transition services may be provided for up to nine months with an option for extension by the recipient. Services being provided by Republic include certain information technology, operations and back office support. Billings by Republic under these transitional services agreements of $1.6 million for the quarter ended March 31, 2014, are recorded as a reduction of the costs to provide the respective service in the applicable expense category in the Condensed Consolidated Statements of Operations. This transitional support enables Frontier to establish its stand-alone processes for various activities that were previously provided by Republic and does not constitute significant continuing support of Frontier’s operations.

6. Recent Business Developments

On April 7, 2014, Republic's Board of Directors authorized management to utilize up to $75 million of unrestricted cash to buy back common shares and/or early retire convertible debt during the next 12 months. Under the $75 million authorization, Republic may repurchase up to $50 million of common shares and early retire up to $50 million of convertible notes, or any combination thereof. Also, on April 7, 2014, the Company redeemed a convertible note by paying $22.3 million of cash.

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

Overview

We are a Delaware holding company organized in 1996 that offers scheduled passenger services through our wholly-owned operating air carrier subsidiaries: Chautauqua Airlines, Inc. ("Chautauqua"), Shuttle America Corporation ("Shuttle") and Republic Airline, Inc. ("Republic Airline"). Unless the context indicates otherwise, the terms the "Company," "we," "us," or "our" refer to Republic Airways Holdings Inc. and our subsidiaries.

As of March 31, 2014, our operating subsidiaries offered scheduled passenger service on 1,348 flights daily to 105 cities in 39 states and Canada under scheduled passenger service through our fixed-fee code-share agreements with United Continental Holdings, Inc. ("United"), Delta Air Lines, Inc. ("Delta"), and US Airways, Inc. ("US Airways")/American Airlines, Inc. ("American") (collectively referred to as our "Partners"). Currently, we provide our Partners with fixed-fee regional airline services, operating as United Express, Delta Connection, US Airways Express, or American Eagle, including service out of their hubs and focus cities. The Company operated aircraft under a pro-rate agreement with Frontier Airlines, Inc. ("Frontier") which terminated during the first quarter of 2014. During the three months ended March 31, 2014, our operational fleet increased from 258 to 262 aircraft. During the quarter, the Company took delivery of five E175 aircraft and sold one E145 aircraft.

Unless otherwise indicated, management's discussion and analysis relates to continuing operations. Certain of our operations have been presented as discontinued. See discussion below.

Sale of Segment

In October 2013, the Company entered into a stock purchase agreement for the sale of Frontier Airlines Holdings, Inc. (“Frontier”) to an affiliate of Indigo Partners LLC. The sale was consummated on December 3, 2013. As a result, the Company reported Frontier as discontinued operations on the consolidated statements of operations and consolidated statements of cash flows for all periods presented.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table sets forth operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights	Three Months Ended March 31,
	2014	2013	Change
Fixed-fee service	$328.4	$304.0	8.0%
Passenger service	—	15.2	(100.0)%
Charter and other	9.1	5.5	65.5%
Total revenues (millions)	$337.5	$324.7	3.9%
Total fuel expense (millions)	$7.3	$13.6	(46.3)%
Operating aircraft at period end:
44-50 seats[7]	68	70	(2.9)%
69-99 seats[8]	179	157	14.0%
Block hours[5]	185,613	177,579	4.5%
Departures	103,349	102,624	0.7%
Passengers carried	5,138,720	4,780,141	7.5%
Revenue passenger miles ("RPM") (millions)[1]	2,566	2,294	11.9%
Available seat miles ("ASM") (millions)[2]	3,366	3,168	6.3%
Passenger load factor[3]	76.2%	72.4%	3.8 pts
Cost per ASM, including interest expense (cents)[4]	9.35	9.64	(3.0)%
Cost per ASM, including interest expense and excluding fuel expense (cents)	9.13	9.21	(0.9)%
Gallons consumed	1,856,914	3,524,032	(47.3)%
Average cost per gallon	$3.93	$3.86	1.8%
Average daily utilization of each aircraft (hours)[6]	9.0	9.5	(5.3)%
Average length of aircraft flight (miles)	485	468	3.6%
Average seat density	67	66	1.5%

1.	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

2.	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

3.	Passenger load factor is revenue passenger miles divided by available seat miles.

4.	Total operating costs, including interest expense and fair value gain, divided by available seat miles.

5.	Hours from takeoff to landing, including taxi time.

6.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

7.	Excludes two owned E140s that were abandoned and two E145s that serve as operational spares as of March 31, 2014.

8.
Excludes four E175 aircraft that are scheduled to enter service in the second quarter of 2014, four temporarily parked E190 aircraft, and three Q400 aircraft that serve as operational spares as of March 31, 2014 and three aircraft that are operational spares as of March 31, 2013.

The following table sets forth information regarding the Company’s revenues and expenses for the three months ended March 31, 2014 and 2013. Individual expense components are also expressed in cents per ASM (in millions, unless otherwise indicated).

Three Months Ended March 31,	2014	2013	$ Variance	% Variance
Fixed-fee service	$328.4	$304.0	$24.4	8.0%
Passenger service	—	15.2	(15.2)	(100.0)%
Charter and other	9.1	5.5	3.6	65.5%
TOTAL OPERATING REVENUES	337.5	324.7	12.8	3.9%
OPERATING EXPENSES:
Wages and benefits	89.2	85.0	4.2	4.9%
Aircraft fuel	7.3	13.6	(6.3)	(46.3)%
Landing fees and airport rents	7.2	16.0	(8.8)	(55.0)%
Aircraft and engine rent	31.1	28.8	2.3	8.0%
Maintenance and repair	64.3	54.7	9.6	17.6%
Insurance and taxes	6.5	6.1	0.4	6.6%
Depreciation and amortization	41.3	37.4	3.9	10.4%
Other impairment charges	19.9	—	19.9	100.0%
Other	36.5	35.8	0.7	2.0%
Total operating expenses	303.3	277.4	25.9	9.3%
OPERATING INCOME	34.2	47.3
Total non-operating expense, net	(11.4)	(28.0)	16.6	(59.3)%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$22.8	$19.3	$3.5	18.1%

Operating Revenues

Operating revenue increased by 3.9% to $337.5 million during the first quarter of 2014 compared to the same period in 2013. Fixed-fee service revenue increased $24.4 million, or 8.0%, to $328.4 million due to increased Q400 flying with United Airlines and increased E175 flying with American Airlines. Passenger service revenue decreased $15.2 million due to the removal of E190 aircraft operating under pro-rate agreement with Frontier Airlines in February 2014.

Factors relating to significant changes in operating expenses are discussed below.

The decrease in aircraft fuel expenses of 46.3%, or $6.3 million was primarily due to a 47.3% decrease in gallons consumed because of the elimination of pro-rate flying for Frontier, during January 2014.

Landing fee and airport rent expenses decreased 55.0%, or $8.8 million, primarily due to United beginning to pay all landing fees in June 2013, representing $7.0 million of the total decrease, coupled with the end of pro-rate flying for Frontier.

Maintenance and repair expenses increased 17.6%, or $9.6 million, primarily due to the increase in engine events on our Q400 and E175 aircraft, coupled with an increase in block hours of 4.5%.

The increase in depreciation and amortization of 10.4%, or $3.9 million, was primarily related to the increase in the E175 fleet.

The other impairment charges in 2014 were due to the owned E140 aircraft being grounded indefinitely.

The decrease in non-operating expenses was primarily due to the fair value gain the Company recorded for the Chautauqua restructuring asset of $18.4 million.

We recorded income tax expense of $8.8 million or 38.6% effective tax rate during 2014, compared with an income tax expense of $7.9 million or 40.9% effective tax rate during 2013. The 2014 and 2013 effective tax rate was only slightly higher than the statutory rate, primarily due to miscellaneous permanent tax adjustments being offset with favorable adjustments to deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2014, we have a total cash balance of $303.3 million, of which $276.2 million was unrestricted, and a working capital deficit of $36.3 million. The Company currently anticipates that its unrestricted cash on hand and the cash generated from operations are sufficient to cover our capital expenditures and debt repayments. The Company has firm financing commitments to debt finance the remaining 23 E175 aircraft scheduled to enter service through the first quarter of 2015.

Net cash provided by operating activities in the three months ended March 31, 2014 was $68.7 million compared to $63.5 million in 2013. The $5.2 million increase was primarily attributable to the change in working capital.

Net cash used by investing activities was $126.7 million for the three months ended March 31, 2014, compared to net cash provided by investing activities in 2013 of $27.0 million.  The $153.7 million increase in investing cash used was primarily due to the purchase of five E175 aircraft in the first quarter of 2014 and the sale of E190 aircraft during the first quarter of 2013.

Net cash provided by financing activities was $57.5 million for the three months ended March 31, 2014, compared to net cash used by financing activities in 2013 of $77.3 million.  The $134.8 million change in financing cash flows relate primarily to the proceeds from debt issuance and other refinancing for the five E175 aircraft of $107.7 million during the first three months of 2014, coupled with the early extinguishment of debt in 2013 of $34.6 million. The Company's normal recurring principal payments were $58.1 million and $45.7 million for the three months ended March 31, 2014 and 2013, respectively.

Other Liquidity

The Company received net cash proceeds of $77.0 million from the sale of Frontier Airlines in December 2013. On April 7, 2014, the board had authorized management to utilize up to $75 million to buy back shares and/or early retire convertible debt during the next twelve months. The Company may repurchase up to $50 million of common shares and retire up to $50 million of convertible notes, or any combination thereof. Also, on April 7, 2014, the Company redeemed a convertible note by paying $22.3 million of cash.

Aircraft Leases and Other Leases

We have significant obligations for aircraft and engines that are classified as operating leases, and therefore are not reflected as liabilities on our balance sheet. Our aircraft leases expire between 2014 and 2023. As of March 31, 2014, our total mandatory payments under operating leases for aircraft aggregated approximately $633.6 million and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable aircraft operating leases is approximately $109.7 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. These leases expire from 2014 through 2033. As of March 31, 2014, our total mandatory payments under other non-cancelable operating leases aggregated approximately $97.3 million. Total minimum annual other rental payments for the next 12 months are approximately $15.5 million.

Purchase Commitments

As of March 31, 2014, the Company has firm orders to purchase 40 CS300 aircraft that have scheduled delivery dates beginning in early 2015 and continuing through 2017. In January 2014, Bombardier announced that the aircraft would not be expected into service until early 2016. The Company also has a commitment for 47 Embraer E175 (of which 24 have been delivered as of March 31, 2014) aircraft under the American Eagle brand that have scheduled delivery dates currently and through the first quarter of 2015. The Company also has a commitment to acquire 11 spare aircraft engines and expects to take delivery of four engines in 2014, three engines in 2015, three engines in 2016, and one engine in 2017.

The following table displays the Company's future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due by Period
						Beyond
	2014	2015	2016	2017	2018	2019	Total
Debt or lease financed aircraft under purchase obligations(1)	$553.6	$889.1	$1,037.9	$778.4	$—	$—	$3,259.0
Engines under firm orders	21.2	19.3	21.0	7.0	—	—	68.5
Total contractual obligations for aircraft and engines	$574.8	$908.4	$1,058.9	$785.4	$—	$—	$3,327.5

(1) Represents original timing of CS300 delivery positions.

The information in the table above reflects a purchase price of the aircraft at projected delivery dates.

Critical Accounting Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2013.

For detailed information regarding recently issued accounting pronouncements and the expected impact on our annual statements, see Note 2 "Summary of Significant Accounting Policies" in the accompanying notes to Condensed Consolidated Financial Statements included in Part II, Item 1 of this Form 10-Q.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We have been and are subject to market risks and interest rate risk.

Interest Rates

Our earnings can be affected by changes in interest rates due to the amount of cash and securities held and variable rate debt. At March 31, 2014, approximately $82.6 million of our outstanding debt was at variable interest rates.   A one hundred basis point change in the LIBOR rate would increase or decrease interest expense by $0.2 million for the three months ended March 31, 2014.

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

Changes in Internal Control

During the three months ended March 31, 2014, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “10-K”), which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 5. Other Information

On May 1, 2014, the Compensation Committee of the Board of Directors of the Company approved the payment of discretionary bonuses to certain members of management, including the Company's named executive officers, in recognition of their extraordinary efforts in connection with the negotiation and consummation of the sale of the Company's subsidiary, Frontier Airlines Holdings, Inc. and their continuing efforts with respect to certain post-closing items and reconciliation adjustments provided for in the purchase agreement governing the sale. The amounts payable to the named executive officers are $415,000 for Bryan K. Bedford, $130,000 for Wayne C. Heller, $175,000 for Timothy Dooley, $130,000 for Lars-Erik Arnell and $160,000 for Ethan J. Blank.

ITEM 6. Exhibits

(a)	Exhibits

10.1	Amendment to the Amended and Restated Air Services Agreement between Chautauqua Airlines, Inc. and American Airlines Group Inc. dated as of March 1, 2014

10.2	Amendment No. 5 to the Capacity Purchase Agreement between Chautauqua Airlines, Inc. and United Airlines, Inc. dated as of March 4, 2014.

10.3	Amendment to Third Amended and Restated Employment Agreement between Republic Airways Holdings Inc. and Bryan K. Bedford, dated as of February 28, 2014.

10.4	Amendment to Third Amended and Restated Employment Agreement between Republic Airways Holdings Inc. and Wayne C. Heller, dated as of February 28, 2014.

10.5	Amendment to Employment Agreement between Republic Airways Holdings Inc. and Timothy P. Dooley, dated as of February 28, 2014.

10.6	Amendment to Employment Agreement between Republic Airways Holdings Inc. and Lars-Erik Arnell, dated as of February 28, 2014.

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

31.2
Certification by Timothy P. Dooley, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

32.2
Certification by Timothy P. Dooley, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated:	May 1, 2014	By:	/s/ Bryan K. Bedford
Name: Bryan K. Bedford
Title: Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Dated:	May 1, 2014	By:	/s/ Timothy P. Dooley
Name: Timothy P. Dooley
Title: Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

(a)	Exhibits

10.1	Amendment to the Amended and Restated Air Services Agreement between Chautauqua Airlines, Inc. and American Airlines Group Inc. dated as of March 1, 2014

10.2	Amendment No. 5 to the Capacity Purchase Agreement between Chautauqua Airlines, Inc. and United Airlines, Inc. dated as of March 4, 2014.

10.3	Amendment to Third Amended and Restated Employment Agreement between Republic Airways Holdings Inc. and Bryan K. Bedford, dated as of February 28, 2014.

10.4	Amendment to Third Amended and Restated Employment Agreement between Republic Airways Holdings Inc. and Wayne C. Heller, dated as of February 28, 2014.

10.5	Amendment to Employment Agreement between Republic Airways Holdings Inc. and Timothy P. Dooley, dated as of February 28, 2014.

10.6	Amendment to Employment Agreement between Republic Airways Holdings Inc. and Lars-Erik Arnell, dated as of February 28, 2014.

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

31.2
Certification by Timothy P. Dooley, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

32.2
Certification by Timothy P. Dooley, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)