Form 10-Q
period 2014-06-30
REPUBLIC AIRWAYS HOLDINGS INC
filed 2014-08-07
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

☐  Yes    ☑No

Number of shares of Common Stock outstanding as of the close of business on August 7, 2014: 49,962,359.

All other items of this report are inapplicable.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share and per share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$261.7	$276.7
Restricted cash	24.8	24.0
Receivables - net of allowance for doubtful accounts of $2.0 and $1.5 respectively	32.1	48.3
Inventories	65.3	71.9
Prepaid expenses and other current assets	17.2	17.7
Deferred income taxes	17.3	15.7
Total current assets	418.4	454.3
Aircraft and other equipment, net	2,735.3	2,563.6
Maintenance deposits	40.6	36.6
Other assets	223.3	216.8
Total assets	$3,417.6	$3,271.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$294.9	$276.2
Accounts payable	15.1	28.9
Accrued liabilities	162.0	163.8
Total current liabilities	472.0	468.9
Long-term debt - less current portion	1,978.3	1,890.6
Deferred credits and other non-current liabilities	94.9	100.7
Deferred income taxes	284.4	260.4
Total liabilities	2,829.6	2,720.6
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; one vote per share;150,000,000 shares authorized; 59,529,499 and 59,704,943 shares issued and 49,938,000 and 49,525,594 shares outstanding, respectively	—	—
Additional paid-in-capital	423.3	420.2
Treasury stock, 9,333,266 shares at cost	(181.8)	(181.8)
Accumulated other comprehensive loss	(2.5)	(2.6)
Accumulated earnings	349.0	314.9
Total stockholders' equity	588.0	550.7
Total liabilities and stockholders' equity	$3,417.6	$3,271.3

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
OPERATING REVENUES:
Fixed-fee service	$337.1	$316.9	$665.5	$620.9
Passenger service	—	13.8	—	29.0
Charter and other	5.9	6.0	15.0	11.5
Total operating revenues	343.0	336.7	680.5	661.4
OPERATING EXPENSES:
Wages and benefits	91.8	84.5	181.0	169.5
Aircraft fuel	5.6	12.2	12.9	25.8
Landing fees and airport rents	6.6	14.4	13.8	30.4
Aircraft and engine rent	31.3	30.8	62.4	59.6
Maintenance and repair	61.7	62.0	126.0	116.7
Insurance and taxes	4.4	5.9	10.9	12.0
Depreciation and amortization	42.2	36.1	83.5	73.5
Other impairment charges	—	—	19.9	—
Other	36.4	36.2	72.9	72.0
Total operating expenses	280.0	282.1	583.3	559.5

OPERATING INCOME	63.0	54.6	97.2	101.9
OTHER INCOME (EXPENSE):
Interest expense	(29.8)	(27.6)	(59.6)	(55.7)
Fair value gain - restructuring asset	—	—	18.4	—
Other, net	0.1	—	0.1	0.1
Total other expense	(29.7)	(27.6)	(41.1)	(55.6)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	33.3	27.0	56.1	46.3

INCOME TAX EXPENSE	13.2	10.9	22.0	18.8

INCOME FROM CONTINUING OPERATIONS	20.1	16.1	34.1	27.5

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	—	8.5	—	(2.6)

NET INCOME	$20.1	$24.6	$34.1	$24.9

INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE - BASIC	$0.40	$0.33	$0.69	$0.56
INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE - DILUTED	$0.38	$0.30	$0.65	$0.53

NET INCOME PER COMMON SHARE - BASIC	$0.40	$0.50	$0.69	$0.51
NET INCOME PER COMMON SHARE - DILUTED	$0.38	$0.46	$0.65	$0.48

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
NET INCOME	$20.1	$24.6	$34.1	$24.9
Other comprehensive income, net:
Reclassification adjustment for income realized on derivatives, net of tax	0.1	0.1	0.1	0.1

TOTAL COMPREHENSIVE INCOME, NET	$20.2	$24.7	$34.2	$25.0

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2014	2013

NET CASH FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS	$153.5	$121.7

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(286.8)	(9.9)
Proceeds from sale of other assets	8.6	39.9
Aircraft deposits	—	(25.0)
Other, net	(0.8)	(5.5)

NET CASH FROM INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(279.0)	(0.5)

FINANCING ACTIVITIES:
Payments on debt	(146.8)	(96.4)
Proceeds from debt issuance	258.3	38.5
Payments on early extinguishment of debt and refinancing	—	(58.7)
Proceeds from exercise of stock options	0.9	3.2
Other, net	(1.9)	(0.7)

NET CASH FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS	110.5	(114.1)

DISCONTINUED OPERATIONS
Cash from operating activities	—	6.9
Cash from investing activities	—	(4.2)
Cash from financing activities	—	(16.4)
LESS: NET CASH FROM DISCONTINUED OPERATIONS	—	(13.7)
	—	—

NET CHANGES IN CASH AND CASH EQUIVALENTS	(15.0)	7.1
CASH AND CASH EQUIVALENTS—Beginning of period	276.7	210.8
CASH AND CASH EQUIVALENTS—End of period	$261.7	$217.9

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$54.3	$54.3
Income taxes paid	1.0	0.3

NON-CASH INVESTING & FINANCING TRANSACTIONS:
Other equipment acquired through manufacturer credits	11.6	—
Manufacturer credit applied to the purchase of aircraft	13.6	—
Engines received and not yet paid	5.8	—
Aircraft parts financed	—	42.8
Chautauqua restructuring asset - Aircraft Manufacturer's Incentive	—	12.0

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

In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal, recurring nature unless otherwise disclosed. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 11, 2014.

Unless otherwise indicated, information in these notes to condensed consolidated financial statements relates to continuing operations. Certain of our operations have been presented as discontinued. See note 5.

2. Summary of Significant Accounting Policies

Rental Income – Under the Company’s fixed-fee code-share and fixed-fee charter agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  The Company has concluded that a component of its fixed-fee service revenue under the agreements discussed above is rental income, inasmuch as the agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the three months ended June 30, 2014 and 2013, were $106.8 million and $94.8 million, respectively. The amounts deemed to be rental income during the six months ended June 30, 2014 and 2013 were $213.2 million and $187.1 million, respectively, and have been included in fixed-fee service revenues in the Company’s condensed consolidated statements of operations.

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

Stockholders’ Equity – For the period from December 31, 2013 through June 30, 2014, additional paid-in capital increased to $423.3 million from $420.2 million due to $2.2 million of stock compensation expense and $0.9 million of proceeds for options exercised, accumulated other comprehensive loss decreased to $2.5 million from $2.6 million due to the reclassification adjustment for loss realized on derivatives, and accumulated earnings increased to $349.0 million from $314.9 million based on current year to date net income.

Net Income (Loss) Per Common Share – The following table is based on the weighted average number of common shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations (in millions, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic and diluted income per share:

Income from continuing operations	$20.1	$16.1	$34.1	$27.5
Income (loss) from discontinued operations, net of tax	—	8.5	—	(2.6)
Net income	20.1	24.6	34.1	24.9

Income effect of assumed-conversion interest on convertible debt	0.3	0.5	0.5	1.0

Income after assumed conversion	$20.4	$25.1	$34.6	$25.9

Weighted average common shares outstanding	49.8	49.2	49.7	48.9
Effect of dilutive securities:
Stock options and restricted stock	0.4	0.5	0.5	0.5
Convertible debt	2.7	4.7	2.7	4.7
Shares used to compute diluted earnings per share	52.9	54.4	52.9	54.1

Income per share - basic:

Income from continuing operations	$0.40	$0.33	$0.69	$0.56
Income (loss) from discontinued operations, net of tax	—	0.17	—	(0.05)
Net income	$0.40	$0.50	$0.69	$0.51

Income per share - diluted:

Income from continuing operations	$0.38	$0.30	$0.65	$0.53
Income (loss) from discontinued operations, net of tax	—	0.16	—	(0.05)
Net income	$0.38	$0.46	$0.65	$0.48

The Company excluded 3.3 million and 3.0 million employee stock options from the calculation of diluted net income per share due to their anti-dilutive impact for the three months ended June 30, 2014 and 2013, respectively. The Company excluded 3.3 million and 3.0 million employee stock options from the calculation of diluted net income per share due to their anti-dilutive impact for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, the Company has a convertible note, with original face value of $25.0 million and a book value of $25.6 million, net of a $1.6 million discount. This note is convertible in whole or in part, at the option of the holder, for up to 2.7 million shares of the Company’s common stock as of June 30, 2014.  As of June 30, 2013, the Company also had a convertible note payable with a book value of $22.3 million that the Company redeemed on April 7, 2014 by paying $22.3 million of cash. Both convertible notes were dilutive for the three and six months ended June 30, 2013 and the remaining note was dilutive for the three and six months ended June 30, 2014.

The Company has the ability to redeem the remaining convertible note upon not less than 30 days nor more than 60 days advance written notice. The Company can redeem the $27.2 million note at a premium to face value at any time through October 28, 2016 at which point the note can be redeemed at face value thereafter.

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

Level 1	quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2	quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	unobservable inputs for the asset or liability.

The following table sets forth information regarding the Company's assets measured at fair value on a recurring basis (in millions):

Fair Value of Assets on a Recurring Basis	June 30, 2014	Level 1	Level 2	Level 3
Chautauqua restructuring asset	$89.8	$—	$—	$89.8

Fair Value of Assets on a Recurring Basis	December 31, 2013	Level 1	Level 2	Level 3
Chautauqua restructuring asset	$79.6	$—	$—	$79.6

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

The Company elected the fair value option under ASC 825-10, "Financial Instruments" for the agreement related to its 28 owned aircraft because management believes the fair value option provides the most accurate representation of the economic benefit of this agreement to Chautauqua in the Company's financial statements. Under the fair value option, the Company recorded an $86.4 million asset representing the combined fair value of expected future cash inflows under the agreement, net of the value of the Company's obligations attributable to the call rights on the 28 aircraft. The recurring fair value measurement of this agreement has been calculated using an income approach, which requires the use of subjective assumptions that are considered level 3 inputs. Fair values have been estimated by discounting the cash flows expected to be received over the term of the agreement, using a discount rate based on observable yields on instruments bearing comparable risks and credit worthiness of the counterparty. Critical assumptions used in the fair value measurement primarily include the amount and timing of cash inflows, the discount rate and the probability of whether the call option on the restructured aircraft will be exercised by the counterparty. A change in these assumptions could result in a significantly higher or lower fair value measurement, which would result in a gain or loss during the period in which the assumption changes. A 100 basis point change in the discount rate used would have changed the fair value of the restructuring asset by approximately $2.2 million as of June 30, 2014. Similarly, a change in the assumed probability of whether the call option on the restructured aircraft will be exercised could result in either a gain or loss of up to $3.3 million per aircraft during the period in which that assumption changed.

On February 11, 2014, the Company announced the early termination of its 44 to 50 seat fixed-fee agreements with United Airlines and American Airlines, which were scheduled to terminate in 2014. These agreements began to wind-down in March 2014 and will result in the grounding of 27 small jet aircraft. The Company notified the counterparty that 15 of the 27 aircraft to be grounded are subject to this agreement and callable by the counterparty. The Company was notified by the counterparty during the first quarter of 2014 that it did not intend to exercise its call option on these aircraft. The Company recorded a fair value gain of $18.4 million for the six months ended June 30, 2014, which represents the fair value of the increase in cash flows expected to be received over the remaining term of the agreement, due to the counterparty's obligation to increase its payment to the Company for aircraft that cease to have applicable capacity purchase agreement reimbursement rates.

In March 2013 the agreement was amended, which resulted in a $12.0 million increase in the restructuring asset under the fair value option. The $12.0 million increase represents the fair value of expected future cash inflows under the amendment. In addition, this amendment resulted in a $12.0 million deferred credit that will amortize until the final aircraft delivery in early 2015.

As of June 30, 2014, the Company would owe approximately $27.9 million under certain circumstances of non-performance or voluntary repayment, however, the Company estimated the probability of non-performance or repayment as remote. The difference between the fair value of the restructuring asset at inception and the fair value of the convertible note at inception is recognized as a reduction to depreciation expense over the remaining useful life of the related aircraft subject to this agreement.

The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements using Level 3 inputs (in millions):

	Three Months Ended
Chautauqua Restructuring Asset	June 30, 2014	June 30, 2013
Beginning Balance	$95.7	$94.1
Amendment to agreement	—	—
Fair value gain	—	—
Cash received or other	(5.9)	(7.4)
Ending Balance	$89.8	$86.7

	Six Months Ended
Chautauqua Restructuring Asset	June 30, 2014	June 30, 2013
Beginning Balance	$79.6	$86.4
Amendment to agreement	—	12.0
Fair value gain	18.4	—
Cash received or other	(8.2)	(11.7)
Ending Balance	$89.8	$86.7

Aircraft and Other Assets Impairment - Nonrecurring - In March 2014, we recorded a $19.9 million impairment charge related to our decision to abandon our owned E140 fleet in March 2014, impairing these aircraft to zero.

($ in millions)
		Nonrecurring Fair Value Measurements Using
Description	6 mos ended June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Pre-tax Losses
Long-lived assets abandoned	$—			$—	$(19.9)

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

($ in millions)	June 30,	December 31,
	2014	2013
Net carrying amount	$2,273.3	$2,166.8
Estimated fair value	2,182.0	2,099.8

New Accounting Pronouncements – In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after Requisite Service Period. The update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to rewards with performance conditions that affect vesting to account for such awards. The Performance Target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If achievement of the performance target becomes probable before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. It is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and the impact to the consolidated financial statements is not expected to be material.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of the update is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and the Company is still evaluating the impact to the consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The objective of the standard is to update the requirements for reporting discontinued operations in Subtopic 205-20.  It is effective in the first quarter of 2015, and the impact to the consolidated financial statements is not expected to be material.

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

In July 2013, the FASB issued ASU 2013-11–Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard provides updated guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment became effective for fiscal years beginning after December 15, 2013. The Company adopted this accounting standard on January 1, 2014, and the impact to the consolidated financial statements was not material.

3.  Debt

During the six months ended June 30, 2014, the Company took delivery of 11 aircraft and borrowed $237.3 million secured by the aircraft.

4. Commitments and Contingencies

As of June 30, 2014, the Company has firm orders to purchase 40 CS300 aircraft that have scheduled delivery dates beginning in early 2015 and continuing through 2017. In January 2014, Bombardier announced that the aircraft would not be expected into service until early 2016. The Company also has a commitment for 47 Embraer E175 aircraft (of which 30 have been delivered as of June 30, 2014) under the American Eagle brand that have scheduled delivery dates currently and through the first quarter of 2015. The Company also has a commitment to acquire 11 spare aircraft engines (of which two have been delivered as of June 30, 2014) and expects to take delivery of two more engines in 2014, three engines in 2015, three engines in 2016, and one engine in 2017.

The following table displays the Company's future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due by Period
						Beyond
	2014	2015	2016	2017	2018	2019	Total
Debt or lease financed aircraft under purchase obligations(1)	$390.7	$889.1	$1,037.9	$778.4	$—	$—	$3,096.1
Engines under firm orders	10.6	19.3	21.0	7.0	—	—	57.9
Total contractual obligations for aircraft and engines	$401.3	$908.4	$1,058.9	$785.4	$—	$—	$3,154.0

(1) Represents original timing of CS300 delivery positions.

The information in the table above reflects a purchase price of the aircraft at projected delivery dates.

Contingencies

We are subject to certain legal and administrative actions which we consider routine to our business activities. As of June 30, 2014, management believes that the ultimate outcome of any pending legal matters will not have a material adverse effect on our financial position, liquidity or results of operations.

On June 10, 2011, Frontier Airlines Holdings, Inc. ("Frontier") reached a tentative agreement with the Frontier pilots (the “Pilots”), then represented by the Frontier Airlines Pilot Association ("FAPA"), pursuant to which FAPA agreed in principle to the restructuring of certain wages and benefits. On June 17, 2011, the tentative agreement was ratified by the Pilots.

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

On February 14, 2014, the Company announced that it reached a Tentative Agreement ("TA") on a new four-year contract with the IBT Local 357. Local 357 represents all of the Company's pilots. The proposed contract included increases in pay that would have placed Republic pilots at or near the top of its airline peers. It also included improvements in work rules, quality of life enhancements and more flexibility in scheduling, as well as a significant signing bonus if ratified. On April 4, 2014, the Local 357 failed to ratify the tentative agreement.

As of June 30, 2014, approximately 71% of the Company's workforce is employed under union contracts. The union contracts for our pilots are currently amendable. Although we have never had a work interruption or stoppage, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. If we are unable to reach agreement with any of our unionized work groups on the amended terms of their collective bargaining agreements, we may be subject to work interruptions and/or stoppages. Any sustained work stoppages could adversely affect our ability to fulfill our obligations under our fixed-fee agreements and could have a material adverse effect on our financial condition and results of operations.

5. Discontinued Operations

In October, 2013, the Company entered into a stock purchase agreement for the sale of Frontier to an affiliate of Indigo Partners LLC on December 3, 2013. As a result, the Company reported Frontier as discontinued operations on the consolidated statements of operations and consolidated statements of cash flows for all periods presented.

Summarized financial information for discontinued operations is shown below:

($ in millions)	Three Months Ended June 30, 2013
Total operating revenue	$327.7

Income from discontinued operations before tax(1)	$14.4
Income tax expense	5.9
Income from discontinued operations, net of tax	$8.5

($ in millions)	Six Months Ended June 30, 2013
Total operating revenue	$638.6

Loss from discontinued operations before tax(1)	$(4.4)
Income tax benefit	(1.8)
Loss from discontinued operations, net of tax	$(2.6)

(1) Income (Loss) from discontinued operations before taxes includes certain adjustments required by discontinued operation presentation.

Pursuant to the terms of the stock purchase agreement between the Company and Falcon Acquisition Group, Inc. ("Buyer"), the Company and Buyer are in the process of finalizing the share purchase price, which is based in part on the closing working capital of Frontier as of November 30, 2013. The Company expects to finalize the share purchase price by the end of 2014. The final share purchase price may result in an adjustment to the share purchase price that either requires Buyer to pay additional amounts to the Company or the Company to pay an amount to the Buyer. The share purchase price adjustment is not expected to be material. In addition, the stock purchase agreement contains an obligation for the Company to indemnify the Buyer under certain circumstances and subject to certain conditions and limitations. In addition to the proposed working capital adjustments, Buyer provided the Company with notice of a claim for indemnification for an unspecified amount. The Company rejected the Buyer’s claim for indemnification. With certain exceptions that are not subject to any limitation, the Company's indemnity obligation is capped under the stock purchase agreement at a maximum of $25.0 million. However, the Company believes that the likelihood that it will be required to make any payment of significant indemnification claims under the stock purchase agreement is remote and therefore the Company has not recorded any contingent liabilities for Buyer’s indemnification claims as of June 30, 2014.

Republic has retained all liabilities for all United States federal and foreign income tax on income prior to separation, as well as certain non-income taxes attributable to Frontier's business. Frontier generally will be liable for all other taxes attributable to its business. In connection with the separation, Republic separated its defined contribution plan from Frontier's business.

Republic and Frontier entered into a transition services agreement pursuant to which Republic is providing Frontier, on an interim transitional basis, various services. Transition services may be provided for up to nine months from the closing with an option for extension by the recipient. Services being provided by Republic include certain information technology, operations and back office support. Billings by Republic under these transitional services agreements of $0.7 million and $2.3 million for the three and six months ended June 30, 2014, respectively, are recorded as a reduction of the costs to provide the respective service in the applicable expense category in the Condensed Consolidated Statements of Operations. This transitional support enables Frontier to establish its stand-alone processes for various activities that were previously provided by Republic and does not constitute significant continuing support of Frontier’s operations.

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

As of June 30, 2014, our operating subsidiaries offered scheduled passenger service on 1,318 flights daily to 107 cities in 39 states and Canada under scheduled passenger service through our fixed-fee code-share agreements with United Continental Holdings, Inc. ("United"), Delta Air Lines, Inc. ("Delta"), and American Airlines Group, Inc. ("American") (collectively referred to as our "Partners"). Currently, we provide our Partners with fixed-fee regional airline services, operating as United Express, Delta Connection, or American Eagle, including service out of their hubs and focus cities. The Company operated aircraft under a pro-rate agreement with Frontier which terminated during the first quarter of 2014. During the six months ended June 30, 2014, our operational fleet decreased from 258 to 237 aircraft. During the six months ended June 30, 2014, the Company took delivery of 11 E175 aircraft, abandoned 11 E140 aircraft, temporarily parked 13 E145 aircraft and two E190 aircraft and subleased three E145 aircraft and three E190 aircraft.

Unless otherwise indicated, management's discussion and analysis relates to continuing operations. Certain of our operations have been presented as discontinued. See discussion below.

Sale of Segment

In October 2013, the Company entered into a stock purchase agreement for the sale of Frontier to an affiliate of Indigo Partners LLC. The sale was consummated on December 3, 2013. As a result, the Company reported Frontier as discontinued operations on the consolidated statements of operations and consolidated statements of cash flows for all periods presented.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following table sets forth operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights	Three Months Ended June 30,
	2014	2013	Change
Fixed-fee service	$337.1	$316.9	6.4%
Passenger service	—	13.8	(100.0)%
Charter and other	5.9	6.0	(1.7)%
Total revenues (millions)	$343.0	$336.7	1.9%
Total fuel expense (millions)	$5.6	$12.2	(54.1)%
Operating aircraft at period end:
44-50 seats[7]	45	70	(35.7)%
69-99 seats[8]	192	162	18.5%
Block hours[5]	191,748	187,087	2.5%
Departures	106,499	110,399	(3.5)%
Passengers carried	5,899,696	5,505,182	7.2%
Revenue passenger miles ("RPM") (millions)[1]	3,036	2,619	15.9%
Available seat miles ("ASM") (millions)[2]	3,715	3,338	11.3%
Passenger load factor[3]	81.7%	78.4%	3.3 pts
Cost per ASM, including interest expense (cents)[4]	8.34	9.28	(10.1)%
Cost per ASM, including interest expense and excluding fuel expense (cents)	8.19	8.91	(8.1)%
Gallons consumed	1,538,260	3,626,092	(57.6)%
Average cost per gallon	$3.64	$3.36	8.3%
Average daily utilization of each aircraft (hours)[6]	9.8	9.7	1.0%
Average length of aircraft flight (miles)	503	459	9.6%
Average seat density	69	66	4.5%

1.	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

2.	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

3.	Passenger load factor is revenue passenger miles divided by available seat miles.

4.	Total operating costs, including interest expense, divided by available seat miles.

5.	Hours from takeoff to landing, including taxi time.

6.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

7.	Excludes 11 owned E140 aircraft that were abandoned, 11 leased E145 aircraft and two owned E145 aircraft that were temporarily parked as of June 30, 2014.

8.	Excludes two temporarily parked E190 aircraft as of June 30, 2014.

The following table sets forth information regarding the Company’s revenues and expenses for the three months ended June 30, 2014 and 2013.

Three Months Ended June 30,	2014	2013	$ Variance	% Variance
Fixed-fee service	$337.1	$316.9	$20.2	6.4%
Passenger service	—	13.8	(13.8)	(100.0)%
Charter and other	5.9	6.0	(0.1)	(1.7)%
TOTAL OPERATING REVENUES	343.0	336.7	6.3	1.9%
OPERATING EXPENSES:
Wages and benefits	91.8	84.5	7.3	8.6%
Aircraft fuel	5.6	12.2	(6.6)	(54.1)%
Landing fees and airport rents	6.6	14.4	(7.8)	(54.2)%
Aircraft and engine rent	31.3	30.8	0.5	1.6%
Maintenance and repair	61.7	62.0	(0.3)	(0.5)%
Insurance and taxes	4.4	5.9	(1.5)	(25.4)%
Depreciation and amortization	42.2	36.1	6.1	16.9%
Other	36.4	36.2	0.2	0.6%
Total operating expenses	280.0	282.1	(2.1)	(0.7)%
OPERATING INCOME	63.0	54.6
Total non-operating expense, net	(29.7)	(27.6)	(2.1)	7.6%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$33.3	$27.0	$6.3	23.3%

Operating Revenues

Operating revenue increased by 1.9% to $343.0 million during the second quarter of 2014 compared to the same period in 2013. Fixed-fee service revenue increased $20.2 million, or 6.4%, to $337.1 million due to increased Q400 flying with United Airlines and increased E175 flying with American Airlines. Passenger service revenue decreased $13.8 million due to the removal of E190 aircraft operating under the pro-rate agreement with Frontier Airlines.

Factors relating to significant changes in operating expenses are discussed below.

The increase in wages and benefits expenses of 8.6% or $7.3 million was primarily due to an increase in E175 operations, an increase in the cost of benefits we provide to our employees and new pilot flight and duty rest regulations (FAR 117).

The decrease in aircraft fuel expenses of 54.1%, or $6.6 million was primarily due to a 57.6% decrease in gallons consumed because of the elimination of pro-rate flying for Frontier.

The decrease in landing fee and airport rent expenses of 54.2%, or $7.8 million, was primarily due to United beginning to pay all landing fees in June 2013, representing $5.5 million of the total decrease, coupled with the decrease in small jet operations.

The increase in depreciation and amortization of 16.9%, or $6.1 million, was primarily related to the increase in the E175 fleet.

We recorded income tax expense of $13.2 million at a 39.6% effective tax rate during 2014, compared with an income tax expense of $10.9 million at a 40.4% effective tax rate during 2013. The 2014 and 2013 effective tax rate was slightly higher than the statutory rate, primarily due to miscellaneous non-deductible expenses. As of December 31, 2013, Republic had a significant amount of federal net operating loss carryforwards and does not anticipate paying significant federal taxes for the next several years.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following table sets forth operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights	Six Months Ended June 30,
	2014	2013	Change
Fixed-fee service	$665.5	$620.9	7.2%
Passenger service	—	29.0	(100.0)%
Charter and other	15.0	11.5	30.4%
Total revenues (millions)	$680.5	$661.4	2.9%
Total fuel expense (millions)	$12.9	$25.8	(50.0)%
Operating aircraft at period end:
44-50 seats[7]	45	70	(35.7)%
69-99 seats[8]	192	162	18.5%
Block hours[5]	377,361	364,666	3.5%
Departures	209,848	213,023	(1.5)%
Passengers carried	11,038,416	10,285,323	7.3%
Revenue passenger miles ("RPM") (millions)[1]	5,602	4,913	14.0%
Available seat miles ("ASM") (millions)[2]	7,081	6,506	8.8%
Passenger load factor[3]	79.1%	75.5%	3.6 pts
Cost per ASM, including interest expense (cents)[4]	8.82	9.45	(6.7)%
Cost per ASM, including interest expense and excluding fuel expense (cents)	8.64	9.06	(4.6)%
Gallons consumed	3,395,174	7,150,124	(52.5)%
Average cost per gallon	$3.80	$3.61	5.3%
Average daily utilization of each aircraft (hours)[6]	9.4	9.6	(2.1)%
Average length of aircraft flight (miles)	495	463	6.9%
Average seat density	68	66	3.0%

1.	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

2.	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

3.	Passenger load factor is revenue passenger miles divided by available seat miles.

4.	Total operating costs, including interest expense and fair value gain, divided by available seat miles.

5.	Hours from takeoff to landing, including taxi time.

6.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

7.	Excludes 11 owned E140 aircraft that were abandoned, 11 leased E145 aircraft and two owned E145 aircraft that were temporarily parked as of June 30, 2014.

8.	Excludes two temporarily parked E190 aircraft as of June 30, 2014.

The following table sets forth information regarding the Company’s revenues and expenses for the six months ended June 30, 2014 and 2013.

Six Months Ended June 30,	2014	2013	$ Variance	% Variance
Fixed-fee service	$665.5	$620.9	$44.6	7.2%
Passenger service	—	29.0	(29.0)	(100.0)%
Charter and other	15.0	11.5	3.5	30.4%
TOTAL OPERATING REVENUES	680.5	661.4	19.1	2.9%
OPERATING EXPENSES:
Wages and benefits	181.0	169.5	11.5	6.8%
Aircraft fuel	12.9	25.8	(12.9)	(50.0)%
Landing fees and airport rents	13.8	30.4	(16.6)	(54.6)%
Aircraft and engine rent	62.4	59.6	2.8	4.7%
Maintenance and repair	126.0	116.7	9.3	8.0%
Insurance and taxes	10.9	12.0	(1.1)	(9.2)%
Depreciation and amortization	83.5	73.5	10.0	13.6%
Other impairment charges	19.9	—	19.9	100.0%
Other	72.9	72.0	0.9	1.3%
Total operating expenses	583.3	559.5	23.8	4.3%
OPERATING INCOME	97.2	101.9
Total non-operating expense, net	(41.1)	(55.6)	14.5	(26.1)%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$56.1	$46.3	$9.8	21.2%

Operating Revenues

Operating revenue increased by 2.9% to $680.5 million during the first six months of 2014 compared to the same period in 2013. Fixed-fee service revenue increased $44.6 million, or 7.2%, to $665.5 million due to increased Q400 flying with United Airlines and increased E175 flying with American Airlines. Passenger service revenue decreased $29.0 million due to the removal of E190 aircraft operating under the pro-rate agreement with Frontier Airlines.

Factors relating to significant changes in operating expenses are discussed below.

The increase in wages and benefits expenses of 6.8% or $11.5 million was primarily due to an increase in E175 operations, an increase in the cost of benefits we provide to our employees and new pilot flight and duty rest regulations (FAR 117).

The decrease in aircraft fuel expenses of 50.0%, or $12.9 million was primarily due to a 52.5% decrease in gallons consumed because of the elimination of pro-rate flying for Frontier.

Landing fee and airport rent expenses decreased 54.6%, or $16.6 million, was primarily due to United beginning to pay all landing fees in June 2013, representing $11.3 million of the total decrease, coupled with the decrease in small jet operations.

Maintenance and repair expenses increased 8.0%, or $9.3 million, primarily due to the increase in engine events on our Q400 and E175 aircraft, coupled with an increase in block hours of 3.5%.

The increase in depreciation and amortization of 13.6%, or $10.0 million, was primarily related to the increase in the E175 fleet.

The other impairment charges in 2014 were due to the 11 owned E140 aircraft being grounded indefinitely, see Note 2 to the condensed consolidated financial statements for further explanation.

The decrease in non-operating expenses was primarily due to the fair value gain the Company recorded for the Chautauqua restructuring asset of $18.4 million.

We recorded income tax expense of $22.0 million at a 39.2% effective tax rate during 2014, compared with an income tax expense of $18.8 million at a 40.6% effective tax rate during 2013. The 2014 and 2013 effective tax rate was slightly higher than the statutory rate, primarily due to miscellaneous non-deductible expenses. As of December 31, 2013, Republic had a significant amount of federal net operating loss carryforwards and does not anticipate paying significant federal taxes for the next several years.

Liquidity and Capital Resources

As of June 30, 2014, we have a total cash balance of $286.5 million, of which $261.7 million was unrestricted, and a working capital deficit of $53.6 million. The Company currently anticipates that its unrestricted cash on hand and the cash generated from operations are sufficient to cover our capital expenditures and debt repayments. As of June 30, 2014, the Company had firm financing commitments to debt finance the remaining 17 E175 aircraft scheduled to enter service through the first quarter of 2015.

Net cash provided by operating activities in the six months ended June 30, 2014 was $153.5 million compared to $121.7 million in 2013. The $31.8 million increase was primarily attributable to the change in working capital, coupled with the increase in net income.

Net cash used by investing activities in the six months ended June 30, 2014 was $279.0 million compared to $0.5 million in 2013.  The $278.5 million increase in investing cash used was primarily due to the purchase of 11 E175 aircraft.

Net cash provided by financing activities was $110.5 million for the six months ended June 30, 2014, compared to net cash used by financing activities in 2013 of $114.1 million.  The $224.6 million change in financing cash flows relate primarily to the proceeds from debt issuance and other refinancing for the 11 E175 aircraft of $237.3 million during the first six months of 2014, coupled with the early extinguishment of debt in 2013 of $58.7 million. The Company's normal recurring principal payments were $146.8 million and $96.4 million for the six months ended June 30, 2014 and 2013, respectively.

Other Liquidity

The Company received net cash proceeds of $77.0 million from the sale of Frontier Airlines in December 2013. On April 7, 2014, the board authorized management to utilize up to $75 million to buy back shares and/or early retire convertible debt during the next twelve months. The Company may repurchase up to $50 million of common shares and retire up to $50 million of convertible notes, or any combination thereof. Pursuant to this authority, on April 7, 2014, the Company redeemed a convertible note by paying $22.3 million in cash.

Aircraft Leases and Other Leases

We have significant obligations for aircraft and engines that are classified as operating leases, and therefore are not reflected as liabilities on our balance sheet. Our aircraft leases expire between 2014 and 2023. As of June 30, 2014, our total mandatory payments under operating leases for aircraft aggregated approximately $592.3 million and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable aircraft operating leases is approximately $110.6 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. These leases expire from 2014 through 2033. As of June 30, 2014, our total mandatory payments under other non-cancelable operating leases aggregated approximately $93.6 million. Total minimum annual other rental payments for the next 12 months are approximately $15.2 million.

Purchase Commitments

As of June 30, 2014, the Company has firm orders to purchase 40 CS300 aircraft that have scheduled delivery dates beginning in early 2015 and continuing through 2017. In January 2014, Bombardier announced that the aircraft would not be expected into service until early 2016. The Company also has a commitment for 47 Embraer E175 aircraft (of which 30 have been delivered as of June 30, 2014) under the American Eagle brand that have scheduled delivery dates currently and through the first quarter of 2015. The Company also has a commitment to acquire 11 spare aircraft engines (of which two have been delivered as of June 30, 2014) and expects to take delivery of two more engines in 2014, three engines in 2015, three engines in 2016, and one engine in 2017.

The following table displays the Company's future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due by Period
						Beyond
	2014	2015	2016	2017	2018	2019	Total
Debt or lease financed aircraft under purchase obligations(1)	$390.7	$889.1	$1,037.9	$778.4	$—	$—	$3,096.1
Engines under firm orders	10.6	19.3	21.0	7.0	—	—	57.9
Total contractual obligations for aircraft and engines	$401.3	$908.4	$1,058.9	$785.4	$—	$—	$3,154.0

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

For detailed information regarding recently issued accounting pronouncements and the expected impact on our annual statements, see Note 2 "Summary of Significant Accounting Policies" in the accompanying notes to Condensed Consolidated Financial Statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We have been and are subject to market risks and interest rate risk.

Interest Rates

Our earnings can be affected by changes in interest rates due to the amount of cash and securities held and variable rate debt. At June 30, 2014, approximately $78.3 million of our outstanding debt was at variable interest rates.   A one hundred basis point change in the LIBOR rate would increase or decrease interest expense by $0.4 million for the six months ended June 30, 2014.

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

Changes in Internal Control

During the six months ended June 30, 2014, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. Exhibits

(a)	Exhibits

10.1	Fourth Amended and Restated Employment Agreement, dated as of May 31, 2014, by and between the Company and Bryan K. Bedford.

10.2	Fourth Amended and Restated Employment Agreement, dated as of May 31, 2014, by and between the Company and Wayne C. Heller.

10.3	Second Amended and Restated Employment Agreement, dated as of May 31, 2014, by and between the Company and Lars-Erik Arnell.

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

31.2
Certification by Timothy P. Dooley, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

32.2
Certification by Timothy P. Dooley, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated:	August 7, 2014	By:	/s/ Bryan K. Bedford
Name: Bryan K. Bedford
Title: Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Dated:	August 7, 2014	By:	/s/ Timothy P. Dooley
Name: Timothy P. Dooley
Title: Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

(a)	Exhibits

10.1	Fourth Amended and Restated Employment Agreement, dated as of May 31, 2014, by and between the Company and Bryan K. Bedford.

10.2	Fourth Amended and Restated Employment Agreement, dated as of May 31, 2014, by and between the Company and Wayne C. Heller.

10.3	Second Amended and Restated Employment Agreement, dated as of May 31, 2014, by and between the Company and Lars-Erik Arnell.

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

31.2
Certification by Timothy P. Dooley, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

32.2
Certification by Timothy P. Dooley, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)