Form 10-Q
period 2014-09-30
REPUBLIC AIRWAYS HOLDINGS INC
filed 2014-10-29
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

☐  Yes    ☑No

Number of shares of Common Stock outstanding as of the close of business on October 29, 2014: 49,786,619.

All other items of this report are inapplicable.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share and per share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$257.7	$276.7
Restricted cash	25.8	24.0
Receivables - net of allowance for doubtful accounts of $2.8 and $1.5, respectively	18.3	48.3
Inventories	64.6	71.9
Prepaid expenses and other current assets	15.9	17.7
Deferred income taxes	16.3	15.7
Total current assets	398.6	454.3
Aircraft and other equipment, net	2,841.4	2,563.6
Maintenance deposits	51.0	36.6
Other assets	228.1	216.8
Total assets	$3,519.1	$3,271.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$313.5	$276.2
Accounts payable	18.1	28.9
Accrued liabilities	161.5	163.8
Total current liabilities	493.1	468.9
Long-term debt - less current portion	2,032.3	1,890.6
Deferred credits and other non-current liabilities	92.1	100.7
Deferred income taxes	295.5	260.4
Total liabilities	2,913.0	2,720.6
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; one vote per share;150,000,000 shares authorized; 59,584,332 and 59,704,943 shares issued and 49,786,619 and 49,525,594 shares outstanding, respectively	—	—
Additional paid-in-capital	425.0	420.2
Treasury stock, 9,546,147 and 9,333,266 shares at cost, respectively	(184.0)	(181.8)
Accumulated other comprehensive loss	(2.4)	(2.6)
Accumulated earnings	367.5	314.9
Total stockholders' equity	606.1	550.7
Total liabilities and stockholders' equity	$3,519.1	$3,271.3

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
OPERATING REVENUES:
Fixed-fee service	$343.7	$320.3	$1,009.2	$941.2
Passenger service	—	12.6	—	41.6
Charter and other	6.0	5.7	21.0	17.2
Total operating revenues	349.7	338.6	1,030.2	1,000.0
OPERATING EXPENSES:
Wages and benefits	93.8	87.1	274.8	256.6
Aircraft fuel	5.1	11.3	18.0	37.1
Landing fees and airport rents	7.0	7.9	20.8	38.3
Aircraft and engine rent	31.9	32.0	94.3	91.6
Maintenance and repair	65.9	67.3	191.9	184.0
Insurance and taxes	5.0	6.5	15.9	18.5
Depreciation and amortization	43.7	37.0	127.2	110.5
Other impairment charges	—	21.2	19.9	21.2
Other	36.5	35.5	109.4	107.5
Total operating expenses	288.9	305.8	872.2	865.3

OPERATING INCOME	60.8	32.8	158.0	134.7
OTHER INCOME (EXPENSE):
Interest expense	(30.4)	(27.4)	(90.0)	(83.1)
Fair value gain - restructuring asset	—	—	18.4	—
Other, net	0.1	—	0.2	0.1
Total other expense	(30.3)	(27.4)	(71.4)	(83.0)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	30.5	5.4	86.6	51.7

INCOME TAX EXPENSE	12.0	1.1	34.0	19.9

INCOME FROM CONTINUING OPERATIONS	18.5	4.3	52.6	31.8

INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Income from discontinued operations, net of tax	—	29.8	—	27.2
Loss from disposal of discontinued operations, net of tax	—	(47.9)	—	(47.9)
Loss from discontinued operations, net of tax	—	(18.1)	—	(20.7)

NET INCOME (LOSS)	$18.5	$(13.8)	$52.6	$11.1

INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE - BASIC	$0.37	$0.09	$1.06	$0.64
INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE - DILUTED	$0.35	$0.09	$1.01	$0.60

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.37	$(0.28)	$1.06	$0.22
NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.35	$(0.26)	$1.01	$0.23

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
NET INCOME (LOSS)	$18.5	$(13.8)	$52.6	$11.1
Other comprehensive income, net:
Reclassification adjustment for income realized on derivatives, net of tax	0.1	—	0.2	0.1

TOTAL COMPREHENSIVE INCOME (LOSS), NET	$18.6	$(13.8)	$52.8	$11.2

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2014	2013

NET CASH FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS	$259.4	$170.0

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(445.6)	(233.4)
Proceeds from sale of other assets	8.6	40.1
Aircraft deposits	(20.0)	(25.0)
Change in restricted cash	(1.8)	(2.4)

NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	(458.8)	(220.7)

FINANCING ACTIVITIES:
Payments on debt	(213.2)	(147.9)
Proceeds from debt issuance and refinancing	397.1	236.8
Payments on early extinguishment of debt and refinancing	—	(58.7)
Proceeds from exercise of stock options	1.3	3.9
Purchase of treasury stock	(2.1)	—
Other, net	(2.7)	(2.3)

NET CASH FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS	180.4	31.8

DISCONTINUED OPERATIONS
Cash from operating activities	—	66.4
Cash from investing activities	—	(8.0)
Cash from financing activities	—	(31.0)
LESS: NET CASH FROM DISCONTINUED OPERATIONS	—	27.4
	—	—

NET CHANGES IN CASH AND CASH EQUIVALENTS	(19.0)	(18.9)
CASH AND CASH EQUIVALENTS—Beginning of period	276.7	210.8
CASH AND CASH EQUIVALENTS—End of period	$257.7	$191.9

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$81.6	$86.4
Income taxes paid	2.0	0.6

NON-CASH INVESTING & FINANCING TRANSACTIONS:
Other equipment acquired through manufacturer credits	17.4	—
Manufacturer credit applied to the purchase of aircraft	21.2	—
Engines received and not yet paid	—	5.8
Aircraft parts financed	—	42.8
Chautauqua restructuring asset - Aircraft Manufacturer's Incentive	—	12.0

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Business

We are a Delaware holding company organized in 1996 that offers scheduled passenger services through our wholly-owned operating air carrier subsidiaries: Chautauqua Airlines, Inc. ("Chautauqua"), Shuttle America Corporation ("Shuttle"), and Republic Airline Inc. ("Republic Airline"). Unless the context indicates otherwise, the terms the "Company," "we," "us," or "our" refer to Republic Airways Holdings Inc. and our subsidiaries.

In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal, recurring nature unless otherwise disclosed. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed March 11, 2014.

Unless otherwise indicated, information in these notes to condensed consolidated financial statements relates to continuing operations. Certain of our operations have been presented as discontinued. See note 5.

2. Summary of Significant Accounting Policies

Rental Income – Under the Company’s fixed-fee code-share and fixed-fee charter agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  The Company has concluded that a component of its fixed-fee service revenue under the agreements discussed above is rental income, inasmuch as the agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the three months ended September 30, 2014 and 2013, were $108.9 million and $97.2 million, respectively. The amounts deemed to be rental income during the nine months ended September 30, 2014 and 2013 were $322.0 million and $284.3 million, respectively, and have been included in fixed-fee service revenues in the Company’s condensed consolidated statements of operations.

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

Stockholders’ Equity – For the period from December 31, 2013 through September 30, 2014, additional paid-in capital increased to $425.0 million from $420.2 million due to $3.5 million of stock compensation expense and $1.3 million of proceeds for options exercised, accumulated other comprehensive loss decreased to $2.4 million from $2.6 million due to the reclassification adjustment for loss realized on derivatives, and accumulated earnings increased to $367.5 million from $314.9 million based on current year to date net income.

On April 7, 2014, the Company's Board of Directors authorized management to utilize up to $75 million to buy back shares and/or early retire convertible debt during the next twelve months. The Company may repurchase up to $50 million of common shares and retire up to $50 million of convertible notes, or any combination thereof. During the nine months ended September 30, 2014, pursuant to this authorization, the Company purchased 212,881 shares of its common stock on the open market at a weighted average price per share of $9.98 for total consideration of $2.1 million.

Net Income (Loss) Per Common Share – The following table is based on the weighted average number of common shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations (in millions, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic and diluted income per share:

Income from continuing operations	$18.5	$4.3	$52.6	$31.8
Loss from discontinued operations, net of tax	—	(18.1)	—	(20.7)
Net income (loss)	18.5	(13.8)	52.6	11.1

Income effect of assumed-conversion interest on convertible debt	0.3	0.2	0.8	1.5

Income (loss) after assumed conversion	$18.8	$(13.6)	$53.4	$12.6

Weighted average common shares outstanding	49.9	49.4	49.8	49.8
Effect of dilutive securities:
Stock options and restricted stock	0.3	0.6	0.4	0.6
Convertible debt	2.8	2.5	2.8	4.7
Shares used to compute diluted earnings per share	53.0	52.5	53.0	55.1

Income per share - basic:

Income from continuing operations	$0.37	$0.09	$1.06	$0.64
Loss from discontinued operations, net of tax	—	(0.37)	—	(0.42)
Net income (loss)	$0.37	$(0.28)	$1.06	$0.22

Income per share - diluted:

Income from continuing operations	$0.35	$0.09	$1.01	$0.60
Loss from discontinued operations, net of tax	—	(0.35)	—	(0.37)
Net income (loss)	$0.35	$(0.26)	$1.01	$0.23

The Company excluded 3.3 million and 3.0 million employee stock options from the calculation of diluted net income per share due to their anti-dilutive impact for the three months ended September 30, 2014 and 2013, respectively. The Company excluded 3.4 million and 3.0 million employee stock options from the calculation of diluted net income per share due to their anti-dilutive impact for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, the Company has a convertible note, with original face value of $25.0 million and a book value of $26.4 million, net of a $1.6 million discount. This note is convertible in whole or in part, at the option of the holder, for up to 2.8 million shares of the Company’s common stock as of September 30, 2014.  As of September 30, 2013, the Company also had a convertible note payable with a book value of $22.3 million that the Company redeemed on April 7, 2014 by paying $22.3 million of cash. The outstanding convertible note payable was dilutive for the three and nine months ended September 30, 2014 and 2013. The redeemed convertible note was anti-dilutive for three months ended September 30, 2013, and dilutive for nine months ended September 30, 2013.

The Company has the ability to redeem the remaining convertible note upon not less than 30 days nor more than 60 days advance written notice. The Company can redeem the $28.0 million note at a premium to face value at any time through October 28, 2016 at which point the note can be redeemed at face value thereafter.

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

Level 1	quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2	quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	unobservable inputs for the asset or liability.

The following table sets forth information regarding the Company's assets measured at fair value on a recurring basis (in millions):

Fair Value of Assets on a Recurring Basis	September 30, 2014	Level 1	Level 2	Level 3
Chautauqua restructuring asset	$87.9	$—	$—	$87.9

Fair Value of Assets on a Recurring Basis	December 31, 2013	Level 1	Level 2	Level 3
Chautauqua restructuring asset	$79.6	$—	$—	$79.6

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

The Company elected the fair value option under ASC 825-10, "Financial Instruments" for the agreement related to its 28 owned aircraft because management believes the fair value option provides the most accurate representation of the economic benefit of this agreement to Chautauqua in the Company's financial statements. Under the fair value option, the Company recorded an $86.4 million asset representing the combined fair value of expected future cash inflows under the agreement, net of the value of the Company's obligations attributable to the call rights on the 28 aircraft. The recurring fair value measurement of this agreement has been calculated using an income approach, which requires the use of subjective assumptions that are considered level 3 inputs. Fair values have been estimated by discounting the cash flows expected to be received over the term of the agreement, using a discount rate based on observable yields on instruments bearing comparable risks and credit worthiness of the counterparty. Critical assumptions used in the fair value measurement primarily include the amount and timing of cash inflows, the discount rate and the probability of whether the call option on the restructured aircraft will be exercised by the counterparty. A change in these assumptions could result in a significantly higher or lower fair value measurement, which would result in a gain or loss during the period in which the assumption changes. A 100 basis point change in the discount rate used would have changed the fair value of the restructuring asset by approximately $2.2 million as of September 30, 2014. Similarly, a change in the assumed probability of whether the call option on the restructured aircraft will be exercised could result in either a gain or loss of up to $3.3 million per aircraft during the period in which that assumption changed.

In March 2013 the agreement was amended, which resulted in a $12.0 million increase in the restructuring asset under the fair value option. The $12.0 million increase represents the fair value of expected future cash inflows under the amendment. In addition, this amendment resulted in a $12.0 million deferred credit that will amortize until the final aircraft delivery in early 2015.

On February 11, 2014, the Company announced the early termination of its 44 to 50 seat fixed-fee agreements with United Airlines and American Airlines, which were scheduled to terminate in 2014. These agreements began to wind-down in March 2014 and resulted in the grounding of 27 small jet aircraft. The Company notified the counterparty that 15 of the 27 aircraft to be grounded are subject to this agreement and callable by the counterparty. The Company was notified by the counterparty during the first quarter of 2014 that it did not intend to exercise its call option on these aircraft. The Company recorded a fair value gain of $18.4 million for the nine months ended September 30, 2014, which represents the fair value of the increase in cash flows expected to be received over the remaining term of the agreement, due to the counterparty's obligation to increase its payment to the Company for aircraft that cease to have applicable capacity purchase agreement reimbursement rates.

As of September 30, 2014, the Company would owe approximately $29.8 million under certain circumstances of non-performance or voluntary repayment, however, the Company estimated the probability of non-performance or repayment as remote. The difference between the fair value of the restructuring asset at inception and the fair value of the convertible note at inception is recognized as a reduction to depreciation expense over the remaining useful life of the related aircraft subject to this agreement.

The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements using Level 3 inputs (in millions):

	Three Months Ended
Chautauqua Restructuring Asset	September 30, 2014	September 30, 2013
Beginning Balance	$89.8	$86.7
Cash received or other	(1.9)	(3.1)
Ending Balance	$87.9	$83.6

	Nine Months Ended
Chautauqua Restructuring Asset	September 30, 2014	September 30, 2013
Beginning Balance	$79.6	$86.4
Amendment to agreement	—	12.0
Fair value gain	18.4	—
Cash received or other	(10.1)	(14.8)
Ending Balance	$87.9	$83.6

Aircraft and Other Assets Impairment - Nonrecurring - In March 2014, we recorded a $19.9 million impairment charge related to our decision to permanently park our owned E140 fleet in March 2014, impairing these aircraft to zero.

($ in millions)
		Nonrecurring Fair Value Measurements Using
Description	Nine months ended September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Pre-tax Losses
Long-lived assets abandoned	$—			$—	$(19.9)

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

($ in millions)	September 30,	December 31,
	2014	2013
Net carrying amount	$2,345.8	$2,166.8
Estimated fair value	2,243.5	2,099.8

New Accounting Pronouncements – In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after Requisite Service Period. The update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to rewards with performance conditions that affect vesting to account for such awards. The Performance Target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If achievement of the performance target becomes probable before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. It is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and the impact to the consolidated financial statements is not expected to be material.

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

3.  Debt

During the nine months ended September 30, 2014, the Company took delivery of 17 aircraft and borrowed $367.7 million secured by the aircraft.

4. Commitments and Contingencies

As of September 30, 2014, the Company has firm orders to purchase 40 CS300 aircraft that have scheduled delivery dates beginning in early 2015 and continuing through 2017. In January 2014, Bombardier announced that the aircraft would not be expected into service until early 2016. The Company also has a commitment for 47 Embraer E175 aircraft (of which 36 have been delivered as of September 30, 2014) under the American Eagle brand that have scheduled delivery dates currently and through the first quarter of 2015. In addition, the Company has a commitment for 50 Embraer E175 aircraft under the United brand that have scheduled delivery dates between the third quarter of 2015 and the third quarter of 2017. The Company also has a commitment to acquire 11 spare aircraft engines (of which two have been delivered as of September 30, 2014) and expects to take delivery of two more engines in 2014, three engines in 2015, three engines in 2016, and one engine in 2017.

The following table displays the Company's future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due by Period
						Beyond
	2014	2015	2016	2017	2018	2019	Total
Debt or lease financed aircraft under purchase obligations (1)	$227.8	$1,305.5	$1,603.6	$1,211.5	$—	$—	$4,348.4
Engines under firm orders	10.6	19.3	21.0	7.0	—	—	57.9
Total contractual obligations for aircraft and engines	$238.4	$1,324.8	$1,624.6	$1,218.5	$—	$—	$4,406.3

(1) Represents original timing of CS300 delivery positions.

The information in the table above reflects a purchase price of the aircraft at projected delivery dates.

Contingencies

We are subject to certain legal and administrative actions which we consider routine to our business activities. As of September 30, 2014, management believes that the ultimate outcome of any pending legal matters will not have a material adverse effect on our financial position, liquidity or results of operations.

As of September 30, 2014, approximately 71% of the Company's workforce is employed under union contracts. The union contract for our pilots is currently amendable. Although we have never had a work interruption or stoppage, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. If we are unable to reach agreement with any of our unionized work groups on the amended terms of their collective bargaining agreements, we may be subject to work interruptions and/or stoppages. Any sustained work stoppages could adversely affect our ability to fulfill our obligations under our fixed-fee agreements and could have a material adverse effect on our financial condition and results of operations.

During the third quarter of 2014, the suit filed by the International Brotherhood of Teamsters ("IBT") against the Company and Frontier seeking to have the restructuring agreement declared null and void, or alternatively, seeking that the IBT manage the equity investment of the Frontier pilots due to accusations that the Company interfered with the election process was dismissed. The dismissal arose after the Frontier Airlines Pilots Association ("FAPA") was certified to replace the IBT as the collective bargaining representative of the Frontier pilots.  After that occurred, the Company and Frontier sought to have the case dismissed on the ground that the IBT no longer had standing to represent the interests of the Frontier pilots.  The IBT then moved to have FAPA substituted as the party in interest.  The court granted that motion, after which FAPA indicated that it did not intend to continue to prosecute the case, leading to the dismissal.

5. Discontinued Operations

In October, 2013, the Company entered into a stock purchase agreement for the sale of Frontier to an affiliate of Indigo Partners LLC and the sale was completed on December 3, 2013. As a result, the Company reported Frontier as discontinued operations on the consolidated statements of operations and consolidated statements of cash flows for all periods presented.

Summarized financial information for discontinued operations is shown below:

($ in millions)	Three Months Ended September 30, 2013
Total operating revenue	$372.4

Income from discontinued operations before tax(1)	$49.1
Income tax expense	19.3
Income from discontinued operations, net of tax	$29.8

($ in millions)	Nine Months Ended September 30, 2013
Total operating revenue	$1,011.0

Income from discontinued operations before tax(1)	$44.7
Income tax expense	17.5
Income from discontinued operations, net of tax	$27.2

(1) Income from discontinued operations before taxes includes certain adjustments required by discontinued operation presentation.

Pursuant to the terms of the stock purchase agreement between the Company and Falcon Acquisition Group, Inc. ("Buyer"), the Company and Buyer are in the process of finalizing the share purchase price, which is based in part on the closing working capital of Frontier as of November 30, 2013. The Company expects to finalize the share purchase price by the end of 2014. The final share purchase price may result in an adjustment to the share purchase price that either requires Buyer to pay additional amounts to the Company or the Company to pay an amount to the Buyer. The share purchase price adjustment is not expected to be material. In addition, the stock purchase agreement contains an obligation for the Company to indemnify the Buyer under certain circumstances and subject to certain conditions and limitations. In addition to the proposed working capital adjustments, Buyer provided the Company with notice of a claim for indemnification for an unspecified amount. The Company rejected the Buyer’s claim for indemnification. With certain exceptions that are not subject to any limitation, the Company's indemnity obligation is capped under the stock purchase agreement at a maximum of $25.0 million. However, the Company believes that the likelihood that it will be required to make any payment of significant indemnification claims under the stock purchase agreement is remote and therefore the Company has not recorded any contingent liabilities for Buyer’s indemnification claims as of September 30, 2014.

Republic has retained all liabilities for all United States federal and foreign income tax on income prior to separation, as well as certain non-income taxes attributable to Frontier's business. Frontier generally will be liable for all other taxes attributable to its business. In connection with the separation, Republic separated its defined contribution plan from Frontier's business.

Republic and Frontier entered into a transition services agreement pursuant to which Republic is providing Frontier, on an interim transitional basis, various services. Transition services may be provided for up to nine months from the closing with an option for extension by the recipient. As of September 30, 2014, the transition services agreement has been extended for certain information technology and operation support through the end of October 31, 2014. Services being provided by Republic under the original agreement included certain information technology, operations and back office support. Billings by Republic under these transitional services agreements of $0.3 million and $2.6 million for the three and nine months ended September 30, 2014, respectively, are recorded as a reduction of the costs to provide the respective service in the applicable expense category in the Condensed Consolidated Statements of Operations. This transitional support enables Frontier to establish its stand-alone processes for various activities that were previously provided by Republic and does not constitute significant continuing involvement of Frontier’s operations.

6. Recent Business Developments

On October 28, 2014, the Company redeemed a convertible note by paying $26.5 million in cash.  At the time of redemption the convertible note had a nominal value of $28.0 million, which included accrued interest.  The retirement of the convertible note will remove 2.8 million shares from the Company’s dilutive share count and will remove approximately $1.7 million of interest expense on an annual basis going forward.

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

Overview

We are a Delaware holding company organized in 1996 that offers scheduled passenger services through our wholly-owned operating air carrier subsidiaries: Chautauqua Airlines, Inc. ("Chautauqua"), Shuttle America Corporation ("Shuttle") and Republic Airline Inc. ("Republic Airline"). Unless the context indicates otherwise, the terms the "Company," "we," "us," or "our" refer to Republic Airways Holdings Inc. and our subsidiaries.

As of September 30, 2014, our operating subsidiaries offered scheduled passenger service on 1,263 flights daily to 95 cities in 38 states and Canada under scheduled passenger service through our fixed-fee code-share agreements with United Continental Holdings, Inc. ("United"), Delta Air Lines, Inc. ("Delta"), and American Airlines Group, Inc. ("American") (collectively referred to as our "Partners"). Currently, we provide our Partners with fixed-fee regional airline services, operating as United Express, Delta Connection, or American Eagle, including service out of their hubs and focus cities. The Company operated aircraft under a pro-rate agreement with Frontier which terminated during the first quarter of 2014. During the nine months ended September 30, 2014, our operational fleet decreased from 258 to 240 aircraft. During the nine months ended September 30, 2014, the Company took delivery of 17 E175 aircraft, permanently parked 15 E140 aircraft, parked 12 E145 aircraft and two E190 aircraft and subleased three E145 aircraft and three E190 aircraft.

Unless otherwise indicated, management's discussion and analysis relates to continuing operations. Certain of our operations have been presented as discontinued. See discussion below.

Fleet Transition

On September 16, 2014, the Company entered into new agreements and amended certain of their existing agreements resulting in (a) an increase in the number of aircraft to be flown for United under the Company's United Express Agreement with United, (b) a corresponding increase in the number of aircraft to be purchased from Embraer S.A. (formerly known as Embraer-Empresa Brasileira de Aeronautica S.A.) ("Embraer") under the Company's Amended and Restated Purchase Agreement with Embraer, (c) the wind down of the Company's Capacity Purchase Agreement with United relating to the operation of its Q400 fleet, and (d) the sublease of 24 Q400 aircraft to Flybe Limited pursuant to a Master Sublease Agreement.

As of September 30, 2014, the Company is evaluating a sale in one or more transactions of five E190 aircraft formerly operated as a part of pro-rate flying for Frontier.  While we intend to maximize the proceeds from any such sale, there can be no assurances that the sales price would equal or exceed the book value of the aircraft.   To the extent one or more of the aircraft is sold at a sales price lower than book value, the Company would record a loss on the sale and may record an impairment charge with respect to the E190 aircraft that are not sold.

Sale of Segment

In October 2013, the Company entered into a stock purchase agreement for the sale of Frontier to an affiliate of Indigo Partners LLC. The sale was consummated on December 3, 2013. As a result, the Company reported Frontier as discontinued operations on the consolidated statements of operations and consolidated statements of cash flows for all periods presented.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following table sets forth operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights	Three Months Ended September 30,
	2014	2013	Change
Fixed-fee service	$343.7	$320.3	7.3%
Passenger service	—	12.6	(100.0)%
Charter and other	6.0	5.7	5.3%
Total revenues (millions)	$349.7	$338.6	3.3%
Total fuel expense (millions)	$5.1	$11.3	(54.9)%
Operating aircraft at period end:
44-50 seats[7]	42	68	(38.2)%
69-99 seats[8]	198	167	18.6%
Block hours[5]	194,716	190,589	2.2%
Departures	110,272	114,037	(3.3)%
Passengers carried	5,946,742	5,624,693	5.7%
Revenue passenger miles ("RPM") (millions)[1]	3,011	2,688	12.0%
Available seat miles ("ASM") (millions)[2]	3,818	3,470	10.0%
Passenger load factor[3]	78.9%	77.5%	1.4 pts
Cost per ASM, including interest expense (cents)[4]	8.36	9.60	(12.9)%
Cost per ASM, including interest expense and excluding fuel expense (cents)	8.23	9.28	(11.3)%
Gallons consumed	1,369,716	3,178,707	(56.9)%
Average cost per gallon	$3.72	$3.55	4.8%
Average daily utilization of each aircraft (hours)[6]	9.8	9.7	1.0%
Average length of aircraft flight (miles)	496	460	7.8%
Average seat density	70	66	6.1%

1.	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

2.	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

3.	Passenger load factor is revenue passenger miles divided by available seat miles.

4.	Total operating costs, including interest expense, divided by available seat miles.

5.	Hours from takeoff to landing, including taxi time.

6.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

7.
Excludes 11 owned and four leased E140 aircraft that were permanently parked, one owned and 11 leased E145 aircraft that were parked, and one owned E135 aircraft and 11 owned E145 aircraft that are subleased, as of September 30, 2014.

8.	Excludes two parked E190 aircraft, three owned E190 aircraft and three owned E170 aircraft that are subleased, as of September 30, 2014.

The following table sets forth information regarding the Company’s revenues and expenses for the three months ended September 30, 2014 and 2013. (In millions).

Three Months Ended September 30,	2014	2013	$ Variance	% Variance
Fixed-fee service	$343.7	$320.3	$23.4	7.3%
Passenger service	—	12.6	(12.6)	(100.0)%
Charter and other	6.0	5.7	0.3	5.3%
TOTAL OPERATING REVENUES	349.7	338.6	11.1	3.3%
OPERATING EXPENSES:
Wages and benefits	93.8	87.1	6.7	7.7%
Aircraft fuel	5.1	11.3	(6.2)	(54.9)%
Landing fees and airport rents	7.0	7.9	(0.9)	(11.4)%
Aircraft and engine rent	31.9	32.0	(0.1)	(0.3)%
Maintenance and repair	65.9	67.3	(1.4)	(2.1)%
Insurance and taxes	5.0	6.5	(1.5)	(23.1)%
Depreciation and amortization	43.7	37.0	6.7	18.1%
Other impairment charges	—	21.2	(21.2)	(100.0)%
Other	36.5	35.5	1.0	2.8%
Total operating expenses	288.9	305.8	(16.9)	(5.5)%
OPERATING INCOME	60.8	32.8
Total non-operating expense, net	(30.3)	(27.4)	(2.9)	10.6%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$30.5	$5.4	$25.1	464.8%

Operating Revenues

Operating revenue increased by 3.3% to $349.7 million during the third quarter of 2014 compared to the same period in 2013. Fixed-fee service revenue increased $23.4 million, or 7.3%, to $343.7 million, due to increased E175 flying with American. Passenger service revenue decreased $12.6 million, due to the removal of E190 aircraft operating under the pro-rate agreement with Frontier.

Factors relating to significant changes in operating expenses are discussed below.

The increase in wages and benefits expenses of 7.7%, or $6.7 million, was primarily due to an increase in E175 operations, an increase in the cost of benefits we provide to our employees and new pilot flight and duty rest regulations (FAR 117).

The decrease in aircraft fuel expenses of 54.9%, or $6.2 million, was primarily due to a 56.9% decrease in gallons consumed because of the elimination of pro-rate flying for Frontier. Fuel expense is primarily attributable to our fixed-fee charter operations and is a pass-through to our customers.

The increase in depreciation and amortization of 18.1%, or $6.7 million, due primarily to the increase in the E175 fleet.

The other impairment charges of $21.2 million during the third quarter of 2013 was due to an impairment charge on owned E190 aircraft and the write-off of maintenance deposits on leased E190 aircraft.

We recorded income tax expense of $12.0 million at a 39.3% effective tax rate during 2014, compared with an income tax expense of $1.1 million at a 20.4% effective tax rate during 2013. The 2014 the effective tax rate was slightly higher than the statutory rate, primarily due to miscellaneous non-deductible expenses. The 2013 effective tax rate was lower than the statutory rate, primarily due to the release of previously recorded unrecognized tax benefits of $0.8 million, during the quarter.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table sets forth operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights	Nine Months Ended September 30,
	2014	2013	Change
Fixed-fee service	$1,009.2	$941.2	7.2%
Passenger service	—	41.6	(100.0)%
Charter and other	21.0	17.2	22.1%
Total revenues (millions)	$1,030.2	$1,000.0	3.0%
Total fuel expense (millions)	$18.0	$37.1	(51.5)%
Operating aircraft at period end:
44-50 seats[7]	42	68	(38.2)%
69-99 seats[8]	198	167	18.6%
Block hours[5]	572,077	555,255	3.0%
Departures	320,120	327,060	(2.1)%
Passengers carried	16,985,158	15,910,016	6.8%
Revenue passenger miles ("RPM") (millions)[1]	8,612	7,601	13.3%
Available seat miles ("ASM") (millions)[2]	10,899	9,975	9.3%
Passenger load factor[3]	79.0%	76.2%	2.8 pts
Cost per ASM, including interest expense (cents)[4]	8.66	9.51	(8.9)%
Cost per ASM, including interest expense and excluding fuel expense (cents)	8.49	9.13	(7.0)%
Gallons consumed	4,764,891	10,328,831	(53.9)%
Average cost per gallon	$3.78	$3.59	5.2%
Average daily utilization of each aircraft (hours)[6]	9.5	9.7	(2.1)%
Average length of aircraft flight (miles)	495	464	6.7%
Average seat density	69	66	4.5%

1.	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

2.	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

3.	Passenger load factor is revenue passenger miles divided by available seat miles.

4.	Total operating costs, including interest expense and fair value gain, divided by available seat miles.

5.	Hours from takeoff to landing, including taxi time.

6.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

7.
Excludes 11 owned and four leased E140 aircraft that were permanently parked, one owned and 11 leased E145 aircraft that were parked, and one owned E135 aircraft and 11 owned E145 aircraft that are subleased, as of September 30, 2014.

8.	Excludes two parked E190 aircraft, three owned E190 aircraft and three owned E170 aircraft that are subleased, as of September 30, 2014.

The following table sets forth information regarding the Company’s revenues and expenses for the nine months ended September 30, 2014 and 2013. (In millions).

Nine Months Ended September 30,	2014	2013	$ Variance	% Variance
Fixed-fee service	$1,009.2	$941.2	$68.0	7.2%
Passenger service	—	41.6	(41.6)	(100.0)%
Charter and other	21.0	17.2	3.8	22.1%
TOTAL OPERATING REVENUES	1,030.2	1,000.0	30.2	3.0%
OPERATING EXPENSES:
Wages and benefits	274.8	256.6	18.2	7.1%
Aircraft fuel	18.0	37.1	(19.1)	(51.5)%
Landing fees and airport rents	20.8	38.3	(17.5)	(45.7)%
Aircraft and engine rent	94.3	91.6	2.7	2.9%
Maintenance and repair	191.9	184.0	7.9	4.3%
Insurance and taxes	15.9	18.5	(2.6)	(14.1)%
Depreciation and amortization	127.2	110.5	16.7	15.1%
Other impairment charges	19.9	21.2	(1.3)	(6.1)%
Other	109.4	107.5	1.9	1.8%
Total operating expenses	872.2	865.3	6.9	0.8%
OPERATING INCOME	158.0	134.7
Total non-operating expense, net	(71.4)	(83.0)	11.6	(14.0)%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$86.6	$51.7	$34.9	67.5%

Operating Revenues

Operating revenue increased by 3.0% to $1,030.2 million during the first nine months of 2014 compared to the same period in 2013. Fixed-fee service revenue increased $68.0 million, or 7.2%, to $1,009.2 million, due to increased E175 flying with American offset by the removal of 15 E140 aircraft and 12 E145 aircraft from service. Passenger service revenue decreased $41.6 million, due to the removal of E190 aircraft operating under the pro-rate agreement with Frontier.

Factors relating to significant changes in operating expenses are discussed below.

The increase in wages and benefits expenses of 7.1%, or $18.2 million, was primarily due to an increase in E175 operations, an increase in the cost of benefits we provide to our employees and new pilot flight and duty rest regulations (FAR 117).

The decrease in aircraft fuel expenses of 51.5%, or $19.1 million, was primarily due to a 53.9% decrease in gallons consumed because of the elimination of pro-rate flying for Frontier.

Landing fee and airport rent expenses decreased 45.7%, or $17.5 million, primarily due to United beginning to pay all landing fees in June 2013, representing $11.3 million of the total decrease, coupled with the decrease in pro-rate jet operations.

Maintenance and repair expenses increased 4.3%, or $7.9 million, primarily due to the increase in engine events on our Q400 and E175 aircraft, coupled with an increase in block hours of 3.0%.

The increase in depreciation and amortization of 15.1%, or $16.7 million, due primarily to the increase in the E175 fleet.

The decrease in non-operating expenses was primarily due to the fair value gain the Company recorded for the Chautauqua restructuring asset of $18.4 million, offset by an increase in interest expense on new aircraft.

We recorded income tax expense of $34.0 million at a 39.3% effective tax rate during 2014, compared with an income tax expense of $19.9 million at a 38.5% effective tax rate during 2013. The 2014 and 2013 effective tax rate was slightly higher than the statutory rate, primarily due to miscellaneous non-deductible expenses. As of December 31, 2013, Republic had a significant amount of federal net operating loss carryforwards and does not anticipate paying significant federal taxes for the next several years.

Liquidity and Capital Resources

As of September 30, 2014, we have a total cash balance of $283.5 million, of which $25.8 million was restricted, and a working capital deficit of $94.5 million. The Company currently anticipates that its unrestricted cash on hand and the cash generated from operations are sufficient to cover our capital expenditures and debt repayments. As of September 30, 2014, the Company had firm financing commitments to debt finance the remaining 11 E175 aircraft scheduled to enter service through the first quarter of 2015 for American Airlines.

Net cash provided by operating activities in the nine months ended September 30, 2014 was $259.4 million compared to $170.0 million in the first nine months of 2013. The $89.4 million increase was primarily attributable to the change in working capital, coupled with the increase in net income.

Net cash used by investing activities in the nine months ended September 30, 2014 was $458.8 million compared to $220.7 million in the first nine months of 2013.  The $238.1 million increase in investing cash used was primarily due to the purchase of 17 E175 aircraft in 2014 compared to nine E175 aircraft in the first nine months of 2013.

Net cash provided by financing activities was $180.4 million for the nine months ended September 30, 2014, compared to net cash provided by financing activities during the first nine months of 2013 of $31.8 million.  The $148.6 million change in financing cash flows relate primarily to the proceeds from debt issuance and other refinancing for the 17 E175 aircraft of $367.7 million during the first nine months of 2014 compared to the proceeds from debt issuance and other refinancing for the nine E175 aircraft of $194.0 million during the first nine months of 2013, coupled with the early extinguishment of debt in 2013 of $58.7 million. The Company's normal recurring principal payments were $193.0 million and $147.9 million for the nine months ended September 30, 2014 and 2013, respectively.

Other Liquidity

The Company received net cash proceeds of $77.0 million from the sale of Frontier in December 2013. On April 7, 2014, the board authorized management to utilize up to $75 million to buy back shares and/or early retire convertible debt during the next twelve months. The Company may repurchase up to $50 million of common shares and retire up to $50 million of convertible notes, or any combination thereof. Pursuant to this authority, on April 7, 2014, the Company redeemed a convertible note by paying $22.3 million in cash and during the three months ended September 30, 2014, the Company purchased 212,881 shares on the open market at a weighted average price per share of $9.98 for total consideration of $2.1 million.

On October 28, 2014, the Company redeemed a convertible note by paying $26.5 million in cash.  At the time of redemption the convertible note had a nominal value of $28.0 million, which included accrued interest.  The retirement of the convertible note will remove 2.8 million shares from the Company’s dilutive share count and will remove approximately $1.7 million of interest expense on an annual basis going forward. After redemption of the note the maximum dollar value of shares that may yet to be purchased under the plan is $24.1 million.

Aircraft Leases and Other Leases

We have significant obligations for aircraft and engines that are classified as operating leases, and therefore are not reflected as liabilities on our balance sheet. Our aircraft leases expire between 2014 and 2023. As of September 30, 2014, our total mandatory payments under operating leases for aircraft aggregated to approximately $568.8 million and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable aircraft operating leases is approximately $107.9 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. These leases expire from 2014 through 2033. As of September 30, 2014, our total mandatory payments under other non-cancelable operating leases aggregated to approximately $113.6 million. Total minimum annual other rental payments for the next 12 months are approximately $15.3 million.

Purchase Commitments

As of September 30, 2014, the Company has firm orders to purchase 40 CS300 aircraft that have scheduled delivery dates beginning in early 2015 and continuing through 2017. In January 2014, Bombardier announced that the aircraft would not be expected into service until early 2016. The Company also has a commitment for 47 Embraer E175 aircraft (of which 36 have been delivered as of September 30, 2014) under the American Eagle brand that have scheduled delivery dates currently and through the first quarter of 2015. In addition, the Company has a commitment for 50 Embraer E175 aircraft under the United brand that have scheduled delivery dates between the third quarter of 2015 and the third quarter of 2017. The Company also has a commitment to acquire 11 spare aircraft engines (of which two have been delivered as of September 30, 2014) and expects to take delivery of two more engines in 2014, three engines in 2015, three engines in 2016, and one engine in 2017.

The following table displays the Company's future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due by Period
						Beyond
	2014	2015	2016	2017	2018	2019	Total
Debt or lease financed aircraft under purchase obligations (1)	$227.8	$1,305.5	$1,603.6	$1,211.5	$—	$—	$4,348.4
Engines under firm orders	10.6	19.3	21.0	7.0	—	—	57.9
Total contractual obligations for aircraft and engines	$238.4	$1,324.8	$1,624.6	$1,218.5	$—	$—	$4,406.3

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

Interest Rates

Our earnings can be affected by changes in interest rates due to the amount of cash and securities held and variable rate debt. At September 30, 2014, approximately $76.2 million of our outstanding debt was at variable interest rates.   A one hundred basis point change in the LIBOR rate would increase or decrease interest expense by $0.6 million for the nine months ended September 30, 2014.

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

Changes in Internal Control

During the nine months ended September 30, 2014, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. Share Repurchases

On April 7, 2014, the board authorized management to utilize up to $75 million to buy back shares and/or early retire convertible debt during the next twelve months. The Company may repurchase up to $50 million of common shares and retire up to $50 million of convertible notes, or any combination thereof. Pursuant to this authority, on April 7, 2014, the Company redeemed a convertible note by paying $22.3 million in cash and during the three months ended September 30, 2014, the Company purchased 212,881 shares of its common stock on the open market at a weighted average price per share of $9.98 for total consideration of $2.1 million.

Month	Amount of Shares Purchased	Weighted Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet be Purchased Under Plan
July 1st to July 31st	—	—	—	$50,000,000
August 1st to August 30th	212,881	$9.98	212,881	$47,875,448
September 1st to September 30th (1)	—	—	—	$47,875,448

(1) On October 28, 2014, the Company redeemed a convertible note by paying $26.5 million in cash. After redemption of the note the maximum dollar value of shares that may yet to be purchased under the plan is $24.1 million. See Note 6 in Item 1.

ITEM 6. Exhibits

(a)	Exhibits

10.1	Amendment No. 7 to the United Express Agreement between Shuttle America Corporation and United Airlines, Inc. dated as of September 16, 2014. ††

10.2	Amendment No. 7 to the Amended and Restated Purchase Agreement COM0190-10 between Republic Airline Inc. and Embraer S.A. dated as of September 16, 2014. ††

10.3	Amendment to Capacity Purchase Agreement between Republic Airline Inc. and United Airlines, Inc. dated as of September 16, 2014. ††

10.4	Master Sublease Agreement between Republic Airline Inc. and FLYBE Limited dated as of September 16, 2014. ††

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

31.2
Certification by Timothy P. Dooley, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

32.2
Certification by Timothy P. Dooley, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

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

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated:	October 29, 2014	By:	/s/ Bryan K. Bedford
Name: Bryan K. Bedford
Title: Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Dated:	October 29, 2014	By:	/s/ Timothy P. Dooley
Name: Timothy P. Dooley
Title: Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

(a)	Exhibits

10.1	Amendment No. 7 to the United Express Agreement between Shuttle America Corporation and United Airlines, Inc. dated as of September 16, 2014. ††

10.2	Amendment No. 7 to the Amended and Restated Purchase Agreement COM0190-10 between Republic Airline Inc. and Embraer S.A. dated as of September 16, 2014. ††

10.3	Amendment to Capacity Purchase Agreement between Republic Airline Inc. and United Airlines, Inc. dated as of September 16, 2014. ††

10.4	Master Sublease Agreement between Republic Airline Inc. and FLYBE Limited dated as of September 16, 2014. ††

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

31.2
Certification by Timothy P. Dooley, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

32.2
Certification by Timothy P. Dooley, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)

††
A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 24b-2.