Form 10-K/A
period 2011-12-31
REPUBLIC AIRWAYS HOLDINGS INC
filed 2015-01-14
CIK 1159154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K/A
Amendment No. 3

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

 DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

We are filing this Amendment No. 3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which report was filed with the Securities and Exchange Commission on March 15, 2012 and amended on April 30, 2012 and June 15, 2012, respectively (as so amended, the “Original Report”), solely to file Exhibit 10.45(e), which was not filed with the Original Report due to an administrative error.

No other changes have been made to the Original Report other than the change described above. This Amendment No. 3 does not reflect subsequent events occurring after the filing dates of the Original Report or modify or update in any way disclosures made in the Original Report. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed or re-furnished as of the date of this amended report and are included as exhibits hereto.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES
Documents filed as part of this report:

(b)  See Exhibit Index; which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
By:    /s/ Timothy P. Dooley
Name:    Timothy P. Dooley

Title:	Executive Vice President and Chief Financial Officer, Secretary

Dated: January 14, 2015

Exhibit Index

Exhibit No.	Description
1.1	Form of Purchase Agreement.(viii)
1.2	Underwriting Agreement, dated as of November 11, 2010, by and among the Company, Goldman, Sachs & Co. and Deutsche Bank Securities, as representatives of the underwriters named therein. (xlvi)
3.1	Amended and Restated Certificate of Incorporation.(i)
3.2	Amended and Restated Bylaws.(l)
4.1	Specimen Stock Certificate.(i)
10.1	2002 Equity Incentive Plan.(xxiv)
10.1(a)	Restricted Stock Agreement.(xx)
10.1(b)	2007 Equity Incentive Plan.(xxiv)
10.2	Form of Option Agreement for Non-Employee Directors.(i)
10.3	Form of Option Agreement for Officers.(i)
10.3(a)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Bryan K. Bedford, dated as of December 27, 2004.(v)
10.3(b)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Bryan K. Bedford, dated as of December 27, 2004.(v)
10.3(c)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Robert Hal Cooper, dated as of December 27, 2004.(v)
10.3(d)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Robert Hal Cooper, dated as of December 27, 2004.(v)
10.3(e)	Stock Option Agreement Pursuant to the Republic Airways Holdings Inc. 2002 Equity Incentive Plan, by and between Republic Airways Holdings Inc. and Wayne C. Heller, dated as of December 27, 2004.(v)
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