Form 10-K
period 2014-12-31
REPUBLIC AIRWAYS HOLDINGS INC
filed 2015-02-27
CIK 1159154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of ”large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price of the Common Stock on the NASDAQ National Market System (now the NASDAQ Global Market System) on June 30, 2014 was approximately $541,327,920.

Indicate the number of shares outstanding of the registrant’s Common Stock as of the latest practicable date: As of February 27, 2015, 50,137,187 shares of common stock were outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

PART I
ITEM 1. BUSINESS

General

Overview

We are a Delaware holding company organized in 1996 that offers scheduled passenger services through our wholly-owned operating air carrier subsidiaries: Chautauqua Airlines, Inc. (“Chautauqua”) through December 31, 2014, Shuttle America Corporation (“Shuttle”) and Republic Airline Inc. (“Republic Airline”). Unless the context indicates otherwise, the terms the “Company,” “we,” “us,” or “our,” refer to Republic Airways Holdings Inc. and our subsidiaries.

As of December 31, 2014, our operating subsidiaries offered scheduled passenger service on 1,229 flights daily to 101 cities in 38 states and Canada under scheduled passenger service through our fixed-fee code-share agreements with United Continental Holdings, Inc. ("United"), Delta Air Lines, Inc. ("Delta"), and US Airways/American Airlines Group, Inc. ("American") (collectively referred to as our "Partners"). Currently, we provide our Partners with fixed-fee regional airline services, operating as United Express, Delta Connection, or US Airways Express/American Eagle, including service out of their hubs and focus cities. The Company operated aircraft under a pro-rate agreement with Frontier Airlines, Inc. ("Frontier") which terminated during the first quarter of 2014.

The following table outlines the types of aircraft our subsidiaries operate and their respective operations within our business units as of December 31, 2014:

Operating Subsidiaries	Aircraft Size (Seats)	United	Delta	US Airways/American	Charters/Spares	Number of Aircraft
Chautauqua	44 to 50	—	41	—	—	41
Shuttle	70 to 76	38	30	—	—	68
Republic Airline	69 to 99	28	—	99	8	135
Total number of operating aircraft		66	71	99	8	244

During 2014, our operational fleet decreased from 258 to 244. The company took delivery of 22 E175 aircraft, permanently parked 15 E140 aircraft, temporarily parked 13 E145 aircraft, sold two E190 aircraft and leased three E145 aircraft and three E190 aircraft.

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

Certificate Consolidation

On January 1, 2015, Republic completed its consolidation of all Chautauqua Airlines operations onto the Shuttle America operating certificate. All operating aircraft and related employees are now transferred to Shuttle America's operation. Republic hopes to sell the remaining Chautauqua Airlines' entity and related assets during the first half of 2015. The consolidation is consistent with the Company's strategy to simplify its business by operating fewer fleet types on fewer certificates.

Fleet Transition

On September 16, 2014, the Company entered into new agreements and amended certain of their existing agreements resulting in (a) an increase of 50 E175 aircraft to be flown for United under the Company's United Express Agreement with United to be placed in service from the third quarter of 2015 to fourth quarter of 2017, (b) a corresponding increase in the number of aircraft to be purchased from Embraer S.A. (formerly known as Embraer-Empresa Brasileira de Aeronautica S.A.) ("Embraer") under the Company's Amended and Restated Purchase Agreement with Embraer, (c) the wind down of all Q400 aircraft in the Company's Capacity Purchase Agreement ("CPA") with United, and (d) the sublease of 24 Q400 aircraft to Flybe Limited pursuant to a Master Sublease Agreement and the return of three Q400 aircraft to the lessor in January of 2015. In January 2015, the Company finalized amendments to its agreements with United and Embraer to increase the number of E175 aircraft deliveries by five, to 55.

In December 2014, we completed the sale of two E190 aircraft and executed an agreement to sell three other E190 aircraft. The sale of these five aircraft will leave us with two owned E190 aircraft and three leased E190 aircraft that are expected to be removed from fixed-fee charter service in August of 2015. We expect to return the three leased aircraft to the lessor in 2015 and the remaining two aircraft are under a firm sales agreement.

Business Strategy

•
Develop culture that attracts and retains qualified airline professionals - Working together, we will provide the safest, most reliable and most convenient travel experience for our passengers and a positive work environment for our associates. We strive to make our Company the employer of choice for regional airline professionals, enabling us to develop mutually beneficial working relationships with our business partners.

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

•
Continue to simplify our operating fleet by operating only larger regional jets - Network carrier consolidation, along with historically high fuel prices, has limited the economic use of smaller regional jets. The Company is actively seeking opportunities to transition out of its 50-seat operational fleet with the ultimate objective to operate a single fleet type.

 Markets and Routes

Markets

As of December 31, 2014, we offered scheduled passenger service on 1,229 flights daily to 101 cities in 38 states and Canada.

Routes

Our Partners determine the routes that we operate for them, which are subject to certain parameters in our agreements.  The following table illustrates the major hubs of our Partners into which we operated significant levels of service as of December 31, 2014:

Partner	Hub and Focus Cities
Delta	New York, NY (LGA and JFK); Detroit, MI (DTW); Cincinnati, OH (CVG)
United	Chicago, IL (ORD); Newark, NJ (EWR); Denver, CO (DEN); Houston, TX (IAH)
US Airways/American	Charlotte, NC (CLT); Philadelphia, PA (PHL); Washington Reagan (DCA); Chicago, IL (ORD); Miami, FL (MIA)

Routes

The following route map illustrates the routes we flew for our Partners as of December 31, 2014:

Calgary
St. John's
Quebec
Bangor
Ottawa
Montreal
Burlington
Portland
Manchester
Billings
Toronto
Syracuse
Albany
Boston
Providence
Minneapolis St Paul
Rochester
Rapid City
Buffalo
Hartford
La Crosse
Flint
Grand Rapids
Lansing
Detroit
New York
Madison
Newark
Chicago
Kalamazoo
Cleveland
Philadelphia
Cedar Rapids
Pittsburgh
Salt Lake City
Steamboat Springs
Des Moines
Baltimore
Omaha
Dayton
Columbus
Washington D.C.
Indianapolis
Vail
Denver
Grand Junction
Aspen
Cincinnati
Richmond
Kansas City
St. Louis
Norfolk
Montrose
Colorado Springs
Louisville
Lexington
Greensboro
Raleigh/Durham
Durango
Wichita
Nashville
Charlotte
Wilmington
Greenville Spartanburg
Oklahoma City
Albuquerque
Memphis
Myrtle Beach
Huntsville
Atlanta
Charleston
Dallas
Jacksonville
Austin
New Orleans
Orlando
Houston
Tampa
San Antonio
Sarasota
West Palm Beach
Fort Myers
Ft. Lauderdale
Miami
Key West
Nassau
Effective December 2014
Embraer 175
DELTA
Embraer 145/170/175
Embraer 170/
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

The following table represents our maintenance agreements for engines, auxiliary power units ("APU") and other airframe components for our E145, E170/175 and Q400 aircraft:

Expiration Date of Agreement:
Maintenance Agreements	E145	E170/175	Q400
Engines	December 2017(2)	March 2027(3)	June 2021(2)
APU	December 2016	July 2019	July 2021
Avionics	December 2017	April 2023	NA(1)
Wheels and Brakes	December 2019	January 2022	August 2022 (4)
Parts Pooling	December 2017	February 2027	July 2021
Emergency Slides	NA(1)	December 2024	NA(1)
Tires	NA(1)	NA(1)	July 2021
Propellers	NA(1)	NA(1)	July 2021

(1) Agreements do not exist for the specified maintenance item for the related aircraft type.
(2) Maintenance agreements for engines include life limited parts ("LLPs") for E140/145 and Q400 aircraft. As of
December 31, 2014 and 2013, we had maintenance deposits of $53.2 million and $36.6 million, respectively, for the future replacement of LLPs.
(3) Maintenance agreements for engines on United and Delta E175 aircraft expire December 2018, US Airways E175 aircraft expire December 2022, and American E175 aircraft expire March 2027.

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

Employees

As of December 31, 2014, we employed 5,935 full-time equivalent employees. The following is a table of our principal collective bargaining agreements and their respective amendable dates as of December 31, 2014:

Employee Group	Number of Full- Time Equivalent Employees	Representing Union	Amendable Date
Pilots	2,116	International Brotherhood of Teamsters Airline Division Local 357 (Chautauqua, Republic, and Shuttle)	*Oct-07
Flight Attendants	2,001	International Brotherhood of Teamsters Airline Division Local 135	Jul-18
Dispatchers	85	Transport Workers Union of America Local 540	Aug-18
 _______________________
* The Company and IBT Local 357 continue to work towards a new labor agreement.

The Company is currently in a labor dispute with the International Brotherhood of Teamsters ("IBT") Local 357, which represents all of our pilots.  On April 4, 2014, the Company announced that members of the IBT Local 357 failed to ratify a proposed four-year pilot labor agreement, which would have increased pay, improved work rules and allotted a significant signing bonus to our pilots.  Our inability to pay our pilots, especially our new hire first officers, market level wages is negatively impacting our ability to hire qualified pilots and operate the number of aircraft our Partners desire for us to fly under fixed-fee agreements.  In 2014, we did not renew agreements to operate 27 Embraer Regional Jet ("ERJ") aircraft and permanently parked 15 E140 aircraft, temporarily parked 12 E145 aircraft and temporarily parked an operational spare. The Company may need to park additional ERJ aircraft in 2015 and 2016 as a result of the current labor dispute, which could cause us to fail to meet the required performance levels under our CPAs.

As of December 31, 2014, we had 1,733 employees who are not currently represented by any union.  Because of the high level of unionization among our employees, we are subject to risks of work interruption or stoppage and/or the incurrence of additional expenses associated with union representation of our employees.

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

The following table is a summary representation of existing Capacity Purchase Agreements ("CPAs") with our Partners as of December 31, 2014:

Partner	Aircraft Type	Seats on Aircraft	Number of Aircraft under CPAs	Current Expiration Date(s)
US Airways	E170	69	20	March 2019 to March 2023
US Airways	E175	80	38	March 2019 to March 2023 and February 2019 to July 2020
American	E175	76	41	July 2025 to February 2027
Delta	E145	50	41	August 2015 to May 2016
Delta	E170	70	14	May 2021 to October 2021
Delta	E175	76	16	August 2023 to February 2024
United	E170	70	38	September 2019 to December 2022
United	Q400	71	28	January 2015 to September 2016

US Airways/American Code-Share Agreements

On December 9, 2013, US Airways Group, Inc. became a wholly owned subsidiary of American Airlines Group, Inc. (formerly known as AMR Corporation). The Company continues to operate the capacity purchase agreements with both entities independently as the agreements have not been assigned to the merged organization.

Under our fixed-fee Jet Services Agreements with US Airways, we operated, as of December 31, 2014, 20 E170 aircraft and 38 E175 aircraft. As of December 31, 2014, we were providing 355 flights per day as US Airways Express.

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

On November 6, 2014, the Company entered into an Amendment to the Amended and Restated Jet Service Agreement with US Airways, Inc., dated as of September 2, 2005. Under the amendment, the code-share agreement for the E170/175 aircraft was extended and now terminates between March 2019 and March 2023 with respect to the 20 E170 aircraft and eight of the E175 aircraft.   The service terms for the remaining 30 E175 aircraft were not extended and are scheduled to terminate 12 years from each aircraft’s in-service date and therefore would terminate from February 2019 to July 2020. US Airways may terminate the code-share agreements at any time for cause upon not less than 90 days notice and subject to our right to cure under certain conditions.

As of December 31, 2014, we operated 41 E175 aircraft for American under a fixed-fee code-share agreement and provided 224 flights per day as American Eagle.

Under the code-share agreement, American retains all passenger, certain cargo and other revenues associated with each flight and is responsible for all revenue-related expenses. We share revenue with American for certain cargo shipments. Additionally, certain operating costs are considered pass through costs and American has agreed to reimburse us the actual amount of costs we incur for these items.  Landing fees, hull and liability insurance and aircraft property tax costs are pass through costs and included in our fixed-fee services revenue. We do not record fuel expense and the related revenue for the American operations.

As of December 31, 2014, 41 of the 47 aircraft are in service; the remaining six aircraft begin service between January 2015 and May 2015. Unless otherwise extended or amended, the E175 code-share agreement terminates on the 12th anniversary of the implementation date of each aircraft with terms expiring between July 2025 and February 2027. American has the option of extending the E175 agreement with respect to each aircraft for up to two additional two year terms. The agreement is subject to early termination under various circumstances.

On February 28, 2014, the Company announced that it had entered into an Amendment to the Amended and Restated Air Services Agreement with American Airlines Group, Inc. dated as of June 12, 2002. In the Amendment, the parties agreed to remove 15 E140 aircraft from service under the Air Services Agreement between March 2014 and August 2014. Upon removal of the last of the American Removed Aircraft, the Air Services Agreement terminated.

The Delta Code-Share Agreements

As of December 31, 2014, we operated 41 E145 aircraft, 14 E170 aircraft, and 16 E175 aircraft for Delta under fixed-fee code-share agreements.  As of December 31, 2014, we provided 367 flights per day as Delta Connection.

Unless otherwise extended or amended, the code-share agreement for the E145 aircraft terminates in May 2016. Delta may terminate the code-share agreements at any time, with or without cause, if it provides us 180 days written notice, for the E145 regional jet code-share agreement, or after July 2015 for the E175 regional jet code-share agreement. With respect to the E145 agreement, if Delta chooses to terminate any aircraft early, it may not reduce the number of aircraft in service to less than 12 during the 12-month period following the 180 day initial notice period unless it completely terminates the code-share agreement. We refer to this as Delta's partial termination right.

If Delta exercises this right under the E145 agreement or the E175 agreement or if we terminate either agreement for cause, we have the right to require Delta either to purchase, sublease or assume the lease of aircraft leased by us with respect to any of the aircraft we previously operated for Delta under that agreement.  As of December 31, 2014, the Company estimates a payment of $158.8 million and $171.3 million would be required from Delta should they exercise the early termination provision under the E145 or E175 agreement, respectively.  If we choose not to exercise our put right, or if Delta terminates either agreement for cause, they may require us to sell or sublease to them or Delta may assume the lease of aircraft leased by us with respect to any of the aircraft we previously operated for it under that agreement. There is no early termination provision for E170 aircraft under the E175 agreement.

On December 11, 2014, the Company entered into Amendment Number Seven to the Delta Connection Agreement with Delta Airlines, Inc. dated as of January 20, 2005. Under the Agreement, the Company operates 14 E170 and 16 E175 aircraft as Delta Connection. The amendment provides for, among other things, an agreement for Shuttle to operate nine additional E170 aircraft to be placed into service between the third quarter of 2015 and the second quarter of 2016 for a term of six years per aircraft. The amendment also provides for an extension of the air transportation services provided by the Company with respect to the 14 E170 for another four years, for terms ending from May 2021 to October 2021, and extend the 16 E175 aircraft by approximately five years, for terms ending from August 2023 to February 2024. Delta may further extend the service terms for any or all of the 14 E170 and 16 E175 aircraft for an additional five years. The amendment also provides that Delta may purchase any or all of the E175 aircraft for an amount equal to the net book value of such aircraft at the end of the current terms for such aircraft or at any time during the extended terms, in which case Delta would lease the purchased aircraft to the Company for the Company's operation during the remainder of the terms.

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

The United Code-Share Agreement

As of December 31, 2014, we operated 38 E170 aircraft and 28 Q400 aircraft for United under fixed-fee code-share agreements.  As of December 31, 2014, we provided 353 flights per day as United Express.

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

On February 28, 2014, the Company announced that it had entered into the Fifth Amendment to the Capacity Purchase Agreement with United Airlines dated as of July 21, 2006. In the Amendment, the parties agreed to remove 12 E145 aircraft from service under the CPA Agreement on April 1, 2014. Upon removal of the last of the United Removed Aircraft, the CPA Agreement terminated.

On September 16, 2014, the Company announced that it had entered into an Amendment to Capacity Purchase Agreement amending the Capacity Purchase Agreement dated as of May 1, 2012. The amendment provides for the removal from service of the Q400 aircraft operating under the agreement beginning in January 2015 and ending in September 2016, subject to adjustment of the schedule to accommodate the parties operational schedules.

Also, on September 16, 2014, the Company announced that it had entered into a Seventh Amendment to the United Express Agreement, originally entered into on December 28, 2006. Pursuant to the amendment, the Company agreed to operate 50 E175 aircraft under the United Express brand with service to start in mid-2015. The new aircraft, which will seat 76 passengers in a two-class cabin, are expected to be phased into operation at approximately two to three aircraft per month beginning in mid-2015 through the third quarter of 2017. In addition, United has the option to add up to 50 additional E175 aircraft to the United Express Agreement by providing notice to the Company on or before December 31, 2016. Each new aircraft will be subject to the United Express Agreement for 12 years after the date it is placed in service thereunder, subject to United's right to extend the term for any group of 10 aircraft for four years. In January 2015, the Company finalized amendments to its agreements with United and Embraer to increase the number of E175 aircraft deliveries by five, to 55.

In addition to the foregoing provisions, the amendment extends the term of the UA Express Agreement with respect to the 38 existing E170 aircraft the Company is flying for United by approximately three years, with aircraft terms expiring between September 2019 and December 2022.

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

The growth in the fixed fee business for regional carriers has been limited over the past few years as major carriers have reduced capacity and increased fuel prices have limited the cost efficiencies of small regional jets. In addition, recent legislation has increased the number of experience hours that a pilot must generally have logged to 1,500, which has decreased the amount of qualified pilots for all regional carriers. We believe as fixed-fee contracts come up for renewal, there will be competition for market share and pilots which may lead to lower margins and higher risks for regional carriers.

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

In addition to the new qualification requirement, the FAA has also implemented a new regulation that updates the flight crew duty, flight and rest requirements for pilots.  This update changed the length of time a Pilot may be on duty and how much they may fly in a day, month and year.  These more restrictive limitations have impacted a Pilot's availability and decreased their utilization.

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

TSA-mandated security procedures can have a negative effect on the customer experience and the Company’s operations. For example, in 2006, the TSA implemented security measures regulating the types of liquid items that can be carried onboard aircraft. In 2009, the TSA introduced its Secure Flight Initiative. As part of that initiative, the Company has begun collecting additional customer data. The Secure Flight Initiative was created to help reduce the number of passengers who are misidentified as possible terrorists because their names are similar to those of people on security watch lists. The program standardized how names are matched, and added age and gender to a passenger’s profile. Under the program, the Company is required to ask for  customer names exactly as they appear on a government-issued photo ID such as a passport or driver’s license. In addition, the Company must ask customers for their gender and date of birth. The TSA has also indicated its intent to expand its use of whole body imaging machines around the United States.

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

On our website, www.rjet.com/investor_relations.aspx, we provide free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after they have been electronically filed or furnished to the SEC. The code of ethics, adopted by our Board of Directors, which applies to all our employees, can also be found on our website, www.rjet.com/investorrelations.html. The charters for our audit committee, compensation committee and nominating and governance committee are also available on our website.

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

In addition, because substantially all of our fixed-fee service revenues are currently generated under the fixed-fee code-share agreements, if any one of them is terminated, we cannot assure you that we would be able to enter into substitute code-share arrangements, or that any such substitute arrangements would be as favorable to us as the current code-share agreements.

We may experience difficulty finding, training and retaining qualified pilots and maintenance technicians.

The regional airline industry is experiencing a shortage of qualified personnel, specifically pilots and maintenance technicians. In addition, as is common within the regional airline industry, we have, from time to time, faced considerable turnover of our employees. Our pilots, flight attendants and maintenance technicians sometimes leave to work for mainline airlines, which generally offer higher salaries and more extensive benefit programs than regional airlines are financially able to offer. Should the turnover of employees, particularly pilots and maintenance technicians, sharply increase, we may not be able to hire sufficient pilots and maintenance technicians to replace those leaving, and in any event our training costs would likely significantly increase.

On August 1, 2013, the Congressionally mandated pilot experience qualifications contained in the Airline Safety and FAA Extension Act of 2010 became effective.  As a result of this legislation, the age and training requirements for our first officer pilots generally increased to 23 years and 1,500 hours of flight time. Military-trained pilots are subject to somewhat lower standards, but as the wind down of the U.S. involvement in conflicts in Iraq and Afghanistan has substantially concluded, there are fewer military-trained pilots currently entering the workforce. We believe that this factor, combined with the heightened requirements for non-military-trained pilots, has resulted in a growing scarcity of new entrant pilots who meet the new experience qualifications, making it difficult for us and other regional airlines to hire qualified candidates, which may lead to disruptions to service to smaller communities, higher labor costs, reduced revenue due to loss of incentive payments and/or penalties under our CPAs and potential early termination of CPAs.

In early February 2014, the Company announced it could not extend its CPAs with American Airlines and United Airlines (notwithstanding that American Airlines and United Airlines expressed an interest in negotiating an extension) for 27 E140/145 aircraft, due to the inability to recruit a sufficient number of qualified pilots to staff the Company's 2014 expected level of operations. In addition, we have had discussions with some of our Partners regarding the impact of this pilot shortage on our ability to fly their proposed flight schedules. Our Partners have certain rights and remedies under the CPAs if we fail to meet the required performance levels under those agreements, including under certain circumstances the right to terminate the agreements and/or seek significant damages from us. Any continued inability to recruit, train and retain qualified pilots and maintenance technicians may materially impact our financial condition, results of operations and the price of our common stock, including our ability to meet the contractual operational performance obligations within our fixed-fee agreements.

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

In addition, a labor disruption other than a union authorized strike may materially impact our results of operations and could cause us to be unable to meet contractual performance provisions of our capacity purchase agreements. Our Partners have certain rights and remedies under the capacity purchase agreements if we fail to meet the required performance levels, including under certain circumstances the right to terminate the agreements and/or seek significant damages from us.

The Company is currently in a labor dispute with the International Brotherhood of Teamsters ("IBT") Local 357, which represents all of our pilots.  On April 4, 2014, the Company announced that members of the IBT Local 357 failed to ratify a proposed four-year pilot labor agreement, which would have increased pay, improved work rules and allotted a significant signing bonus to our pilots.  Our inability to pay our pilots, especially our new hire first officers, market level wages is negatively impacting our ability to hire qualified pilots and operate the number of aircraft our Partners desire for us to fly under fixed-fee agreements.  In 2014, we did not renew agreements to operate 27 Embraer Regional Jet ("ERJ") aircraft and permanently parked 15 E140 aircraft, temporarily parked 12 E145 aircraft and temporarily parked an operational spare. The Company may need to park additional ERJ aircraft in 2015 and 2016 as a result of the current labor dispute, which could cause us to fail to meet the required performance levels under our CPAs.

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

We have collective bargaining agreements with our pilots, flight attendants, and dispatchers. We cannot assure that future agreements with our employees' unions will be on terms in line with our expectations or comparable to agreements entered into by our competitors, and any future agreements may increase our labor costs and reduce both our income and our competitiveness for future business opportunities. As of December 31, 2014, approximately 71% of the Company's workforce is employed under union contracts. Because of the high level of unionization among our employees, we are subject to risks of work interruption or stoppage and/or the incurrence of additional expenses associated with union representation of our employees.

We may be unable to mitigate the cost of 50-seat aircraft expiring from fixed-fee agreements.

As of December 31, 2014, we have 41 50-seat regional jets operating under fixed-fee code-share agreements which are scheduled to expire between August 2015 and May 2016. In most cases, the term of the aircraft lease or debt agreement exceeds the term of the aircraft under its respective code-share agreement. To the extent that aircraft are removed from service, we must either sell or sublease the aircraft to another party in order to cover our carrying expenses for that aircraft. Our inability to sell or sublease aircraft that are removed from fixed-fee service could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

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

The average age of our primary fleet of E170/175 aircraft is approximately 6.4 years old. Our aircraft require less maintenance now than they will in the future. We have incurred lower maintenance expenses because most of the parts on our aircraft are under multi-year warranties. Our maintenance costs will increase as these warranties expire and our fleet ages. For example, our recent engine expenses for our E170/175 aircraft do not reflect the full mature cost of maintaining the aircraft as they do not include any expenses for LLPs.  As the Company incurs expense to replace these LLPs, only a portion of our expense may be passed through to our partners, thus our future results of operations and liquidity will be materially impacted.

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

We are directly affected by the financial and operating strength of the Partners. In the event of a decrease in the financial or operational strength of any of our Partners, such Partner may be unable to make the payments due to us under its code-share agreement. In addition, it may reduce utilization of our aircraft to the minimum levels specified in the code-share agreements, and it is possible that any code-share agreement with a code-share Partner that files for reorganization under Chapter 11 of the U.S. Bankruptcy Code may not be assumed in bankruptcy and could be modified or terminated. Any such event could have an adverse effect on our operations and the price of our common stock. As of January 27, 2015, Standard & Poor's and Moody's, respectively, maintained ratings of B+ and Ba1 for US Airways, B+ and Baa1 for American Airlines Inc., BB and Ba3 for Delta, and B and B1 for United Continental Holdings, Inc., the parent of United and Continental.

Our Partners may choose to operate regional aircraft under a wholly owned subsidiary, thus limiting the expansion of our relationships with them.

We depend on major airlines, such as our Partners, to contract with us instead of purchasing and operating their own aircraft; however, some major airlines own their own regional airlines and operate their own aircraft instead of entering into contracts with us or other independent regional carriers. For example, Delta and US Airways/American have acquired many aircraft which they fly under their affiliated carriers. We have no guarantee that in the future our Partners will choose to enter into contracts with us instead of purchasing their own aircraft or entering into relationships with competing regional airlines, as they are not prohibited from doing so under our code-share agreements. A decision by US Airways/American, Delta or United to phase out our contract-based code-share relationships as they expire and instead acquire and operate their own aircraft or to enter into similar agreements with one or more of our competitors could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

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

Under our code-share agreements, we are compensated for certain costs we incur in providing services. With respect to costs that are defined as pass through costs, our code-share partner is obligated to pay to us the actual amount of the cost. With respect to other costs, our code-share partner is obligated to pay to us amounts based, in part, on pre-determined rates for certain costs. During the year ended December 31, 2014, approximately 16% of our costs were pass through costs and approximately 84% of our costs were reimbursable at pre-determined rates. These pre-determined rates are not based on the actual expenses we incur, and generally escalate based on a consumer price index, subject to a maximum cap. If our annual rate increases are less than our actual cost escalations or if we incur expenses that are greater than the pre-determined amounts payable by our code-share partners, our financial results will be negatively affected.

A majority of the Company's limited life parts are not under power by the hour agreements.  Once the maintenance event occurs for the limited life part, the Company records the expense for the event under the direct expense method.  However, these maintenance events are not a pass through cost under all of our fixed-fee arrangements.  Therefore, we could experience a significant amount of volatility in our results of operations and cash flow depending on the amount and timing of when these non-pass through maintenance events occur.

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

We rely on Embraer as the primary manufacturer of all of our regional jets and other OEMs who supply critical aircraft parts.  Our risks in relying primarily on a single manufacturer for each aircraft type include:

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

At December 31, 2014, we had estimated federal net operating loss carry-forwards, which we refer to as NOLs, of $1.3 billion for federal income tax purposes that begin to expire in 2015. We have recorded a valuation allowance for $398.0 million of those NOLs. Section 382 of the Internal Revenue Code, imposes limitations on a corporation's ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382. Any unused NOLs in excess of the annual limitation may be carried over to later years.

The imposition of a limitation on our ability to use our NOLs to offset future taxable income could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs. Based on analysis that we performed, we believe we have not experienced a change in ownership as defined by Section 382; however; certain of our NOLs generated prior to July 2005 and acquired from previous business acquisitions are subject to an annual limitation under Section 382.

We are at risk of losses stemming from an accident involving any of our aircraft.

While we have never had a crash causing death or serious injury in over 40 years of operations, it is possible that one or more of our aircraft may crash or be involved in an accident in the future, causing death or serious injury to individual air travelers and our employees and destroying the aircraft and the property of third parties.

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

We have become increasingly dependent on technology initiatives to reduce costs and compete in the current business environment. The performance and reliability of our technology are critical to our ability to compete effectively. Technology initiatives will continue to require significant capital investments in order to deliver these expected benefits. If we are unable to make these investments or the expected benefit does not materialize, our business and operations could be negatively affected.

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

In February 2009, Colgan Flight 3407, operating as Continental Connection, crashed on its approach into Buffalo, New York. A total of 50 people were killed. Since the date of this tragedy, there have been numerous press reports questioning some of the operating policies of regional airlines. In response, there have also been legislative initiatives aimed at heightening safety requirements, such as The Airline Safety and Pilot Training Improvement Act of 2009. Although our regional jets have never had a crash causing death or serious injury in over 40 years of operations, should the public perceive regional aircraft as less safe making our Partners less inclined to renew our contracts in the future, or should new legislation impose additional burdens on us, our financial condition, results of operations and the price of our common stock could be materially adversely affected.

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

Generally, revenues for airlines depend on the number of passengers carried, the fare paid by each passenger and service factors, such as the timeliness of departure and arrival. Demand for air travel could weaken in an economic recession. Economic weakness in the United States and international economies could have a significant negative impact on our results of operations. During periods of fog, ice, low temperatures, storms or other adverse weather conditions, flights may be canceled or significantly delayed. For example, in the first two months of 2014, the Company canceled approximately 12% of its scheduled flights due to extreme weather, which had a negative impact to pre-tax earnings of roughly $7.0 million for the first quarter. Under our fixed-fee code-share agreements, our regional airline business is partially protected against cancellations due to weather or air traffic control, although these factors may affect our ability to receive incentive payments for flying more than the minimum number of flights specified in our code-share agreements.

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

The FAA has the authority to issue mandatory orders relating to, among other things, pilot rest rules, the grounding of aircraft, inspection of aircraft, installation of new safety-related items and removal, replacement or modification of aircraft parts that have failed or may fail in the future. A decision by the FAA to ground, or require time consuming inspections of or maintenance on, all or any of our Embraer or Bombardier aircraft, for any reason, could negatively impact our results of operations.

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

Since our common stock began trading on The NASDAQ National Market (now the NASDAQ Global Select Market) on May 27, 2004, the market price of our common stock has ranged from a low of $2.53 to a high of $23.88 per share.  The market price of our common stock may continue to fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	announcements concerning our Partners, competitors, the airline industry or the economy in general;

•	strategic actions by us, our Partners or our competitors, such as acquisitions or restructurings;

•	the results of our operations;

•	media reports and publications about the safety of our aircraft or the aircraft types we operate;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	general and industry specific economic conditions, including the price of oil;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of our common stock or other actions by investors with significant shareholdings; and

•	general market conditions.

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

Our certificate of incorporation and bylaws and Delaware law contain provisions that could delay or prevent a change in control of the Company that stockholders may consider favorable.  Certain of these provisions:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Flight Equipment

As of December 31, 2014, we operated 244 aircraft as described in the following table:

Type	Total Aircraft	Owned	Leased	Average Age (in years)	Seats in Current Configuration
E145LR	41	18	23	12.3	50
E170/175LR	167	144	23	6.4	69-80
E190LR	5	2	3	4.4	99
Q400	31	4	27	5.6	71

Total	244	168	76

In addition to the aircraft listed above, we have parked 15 E140 aircraft and 13 E145 aircraft, we have leased eight E145 aircraft, three E170 aircraft and three E190 aircraft to a foreign airline, and we have leased one E135 aircraft and three E145 aircraft to domestic airlines as of December 31, 2014.

All of our leased aircraft are leased by us pursuant to operating leases, with current lease expirations ranging from 2015 to 2023. We have fixed-price purchase options under most of these leases after nine to fourteen years of the lease term. Furthermore, we have options to renew most of the leases for an additional three to four years, or purchase the leased aircraft at the conclusion of their current lease terms at fair market value.

Ground Operations and Properties

As of December 31, 2014, our facilities are summarized in the following table:

Facility	Square Feet	Location
Corporate Headquarters	89,000	Indianapolis, IN
Training Facility	20,400	Plainfield, IN
Maintenance Hangar	113,200	Indianapolis, IN
Maintenance Hangar/Office	236,334	Columbus, OH
Maintenance Hangar	73,500	Louisville, KY
Maintenance Hangar/Office	135,518	Pittsburgh, PA
Maintenance Hangar	98,600	Kansas City, MO
Maintenance Hangars	194,300	Milwaukee, WI

Our employees perform substantially all routine airframe and engine maintenance and periodic inspection of equipment. Our Partners or third parties provide ground support services and ticket handling services in all cities we serve our Partners.

We lease all of our facilities. All leased facilities are subject to either long-term leases or on a month-to-month basis.

We believe that our current facilities, along with our planned additional facilities, are adequate for the current and for needs of our business.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to certain legal and administrative actions, which management considers routine to its business activities. As of December 31, 2014, management believes, after consultation with legal counsel, the ultimate outcome of any pending legal matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

ITEM 4. Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

Our common stock is traded on the NASDAQ Global Select Market under the symbol "RJET." The following table sets forth the high and low sales prices of our common stock for the periods indicated.

Year Ended December 31, 2013	High	Low
First Quarter	$11.95	$6.05
Second Quarter	11.82	9.44
Third Quarter	13.92	10.81
Fourth Quarter	12.68	9.17
Year Ended December 31, 2014
First Quarter	$11.80	$8.56
Second Quarter	11.24	7.82
Third Quarter	12.03	9.49
Fourth Quarter	14.74	10.05

As of December 31, 2014 there were 10,334 stockholders of record of our common stock. We have never paid cash dividends on our common stock. The payment of future dividends is within the discretion of our board of directors and will depend upon our future earnings, our capital requirements, bank or other lender financing, financial condition and other relevant factors.

Performance Graph
The above graph compares the performance of the Company from December 31, 2009 through December 31, 2014, against the performance of (i) the Composite Index for NASDAQ Stock Market (U.S. Companies) and (ii) an index of companies engaged in air transportation (SIC 4512), including regional airlines, whose stocks trade on the NASDAQ, for the same period.

Below is a summary of certain information with respect to the equity compensation plans of the Company as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders
Options outstanding under the 2002 Equity Incentive Plan (1)	526,963	$16.55	—
Options outstanding under the 2007 Equity Incentive Plan (2)	2,608,542	13.78	2,596,474
Equity compensation plans not approved by security holders	—	—	—
Total	3,135,505	$14.25	2,596,474

(1) The 2002 Equity Incentive Plan expired on April 19, 2012 with 22,434 shares available to be issued. There are no shares available for future issuance as of December 31, 2014.

(2) On September 17, 2013, the Company's stockholders approved an amended and restated plan providing for 3.5 million additional shares, increasing the total shares issuable under the 2007 Equity Incentive Plan, including shares previously issued, to 8.5 million.

Unregistered Sales of Equity Securities

None

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data and operating statistics should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in millions, except per share amounts)
Statement of Operations Data:
Operating revenues:
Fixed-fee service	$1,348.5	$1,276.1	$1,102.1	$1,079.0	$1,231.8
Passenger service	—	46.3	247.9	388.9	—
Other	26.9	24.1	27.4	46.5	27.2

Total operating revenues	1,375.4	1,346.5	1,377.4	1,514.4	1,259.0
Operating expenses:
Wages and benefits	368.0	342.1	308.4	297.1	290.3
Aircraft fuel (2)	22.4	44.9	161.4	303.4	68.0
Landing fees and airport rents (1)	26.9	46.4	61.5	64.9	51.8
Aircraft and engine rent	126.0	122.6	110.7	117.0	128.9
Maintenance and repair	251.1	251.6	235.3	237.2	205.8
Insurance and taxes	19.9	25.1	24.7	26.2	28.0
Depreciation and amortization	173.0	150.7	160.0	162.9	161.3
Promotion and sales	—	2.3	12.8	21.2	—
Impairment and other charges (3)	53.4	21.2	—	191.1	—
Other	149.2	148.6	134.1	116.7	113.6

Total operating expenses	1,189.9	1,155.5	1,208.9	1,537.7	1,047.7

Operating income (loss)	185.5	191.0	168.5	(23.3)	211.3
Other income (expense):
Interest expense	(119.7)	(112.2)	(117.6)	(126.0)	(137.9)
Fair value gain - restructuring asset (3)	18.4	—	—	—	—
Other - net	1.0	2.5	0.2	0.2	3.4
Total other expense	(100.3)	(109.7)	(117.4)	(125.8)	(134.5)

Income (loss) from continuing operations before income taxes	85.2	81.3	51.1	(149.1)	76.8

Income tax expense (benefit) (4)	20.9	33.0	19.8	(55.8)	29.2

Net income (loss) of the Company from continuing operations	64.3	48.3	31.3	(93.3)	47.6

Net income (loss) from discontinued operations, net of tax	—	(21.6)	20.0	(58.5)	(61.4)

Net income (loss)	$64.3	$26.7	$51.3	$(151.8)	$(13.8)

Income (loss) per share basic:
Income (loss) from continuing operations	$1.29	$0.98	$0.65	$(1.94)	$1.32
Discontinued operations, net of tax	—	(0.44)	0.41	(1.20)	(1.70)
Net income (loss) per share basic	$1.29	$0.54	$1.06	$(3.14)	$(0.38)

Income (loss) per share diluted:
Income (loss) from continuing operations	$1.24	$0.92	$0.63	$(1.94)	$1.25
Discontinued operations, net of tax	—	(0.40)	0.39	(1.20)	(1.63)
Net income (loss) per share diluted	$1.24	$0.52	$1.02	$(3.14)	$(0.38)

Weighted average common shares outstanding:
Basic	49.8	49.2	48.5	48.2	36.0
Diluted	52.4	54.6	51.4	48.2	38.0

(1) The decrease in landing fees in 2013 and 2014 was primarily attributable to United paying the fees directly beginning June, 2013.

(2) The increase in 2011 and 2012 in fuel expense compared to 2010, was primarily attributable to flying under the pro-rate operations with Frontier. The increase in 2012 was partially offset by a decrease in pass through costs, as all of our partners, as of December 31, 2012, are providing fuel for our aircraft under capacity purchase agreements. The decrease in 2013 and 2014 was related to a reduction of pro-rate operations with Frontier.

(3) See note 3 of the Consolidated Financial Statements for further discussion.

(4) The decrease in tax expense in 2014 was primarily attributable to the Company releasing valuation allowances for state NOL's resulting in a $4.8 million in tax benefit. In addition, the Company's effective state tax rate decreased, which resulted in $4.2 million in tax benefit.

	Years Ended December 31,
	2014	2013	2012	2011	2010
Airline Operating Data:
Block hours	763,011	749,931	701,040	731,440	740,489
Departures	425,596	440,255	409,058	429,564	440,452
Passengers carried (millions)	22.6	21.5	20.1	20.8	21.9
Revenue passenger miles (millions) (1)	11,494	10,290	10,120	10,691	11,534
Available seat miles (millions)(2)	14,651	13,486	13,437	14,449	15,054
Passenger load factor (3)	78.5%	76.3%	75.3%	74.0%	76.6%
Average passenger trip length (miles)	498	472	490	498	527
Number of aircraft in operations (end of period):
Regional Jets:
Owned	164	164	146	152	150
Leased	49	63	63	67	72
Q400:
Owned	4	4	4	2	3
Leased	27	27	13	—	—
Total aircraft	244	258	226	221	225

(1) Passengers carried multiplied by miles flown.
(2) Passenger seats available multiplied by miles flown.
(3) Revenue passenger miles divided by available seat miles.

	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:	(in millions)
Cash and cash equivalents	$223.9	$276.7	$210.8	$174.5	$110.3
Aircraft and other equipment—net	2,860.9	2,563.6	2,311.2	2,564.3	2,861.9
Total assets	3,494.0	3,271.3	3,655.2	3,901.7	4,348.7
Long-term debt, including current maturities	2,339.2	2,166.8	1,972.7	2,194.4	2,349.6
Total stockholders' equity	620.5	550.7	513.5	460.5	609.6

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Delaware holding company organized in 1996 that offers scheduled passenger services through our wholly-owned operating air carrier subsidiaries: Chautauqua Airlines, Inc. (“Chautauqua”) through December 31, 2014, Shuttle America Corporation (“Shuttle”) and Republic Airline Inc. (“Republic Airline”). Unless the context indicates otherwise, the terms the “Company,” “we,” “us,” or “our,” refer to Republic Airways Holdings Inc. and our subsidiaries.

As of December 31, 2014, our operating subsidiaries offered scheduled passenger service on 1,229 flights daily to 101 cities in 38 states and Canada under scheduled passenger service through our fixed-fee code-share agreements with United Continental Holdings, Inc. ("United"), Delta Air Lines, Inc. ("Delta"), and US Airways/American Airlines Group, Inc. ("American") (collectively referred to as our "Partners"). Currently, we provide our Partners with fixed-fee regional airline services, operating as Delta Connection, United Express, or US Airways Express/American Eagle, including service out of their hubs and focus cities. The Company operated aircraft under a pro-rate agreement with Frontier Airlines, Inc. ("Frontier") which terminated during the first quarter of 2014.

The following table outlines the type of aircraft our subsidiaries operate and their respective operations within our business units as of December 31, 2014:

Operating Subsidiaries	Aircraft Size (Seats)	United	Delta	US Airways/American	Charters/Spares	Number of Aircraft
Chautauqua	44 to 50	—	41	—	—	41
Shuttle	70 to 76	38	30	—	—	68
Republic Airline	69 to 99	28	—	99	8	135
Total number of operating aircraft		66	71	99	8	244

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

During 2014, our operational fleet decreased from 258 to 244. The company took delivery of 22 E175 aircraft, permanently parked 15 E140 aircraft, temporarily parked 13 E145 aircraft, sold two E190 aircraft and leased three E145 aircraft and three E190 aircraft. The combination of Congressionally mandated pilot experience qualifications, our inability to pay our pilots market-level wages due to the ongoing labor dispute with our pilots’ union, and other factors has continued to negatively affect our ability to hire qualified pilots to fly our aircraft and operate the number of aircraft we are required to fly under our fixed fee agreements with our Partners.   We expect that we may need to park additional aircraft in 2015 and 2016, which would negatively affect our revenues and operating results and further impair our ability to meet the required performance levels under our capacity purchase agreements.   See “Risk Factors”.

Sale of Frontier

In October 2013, the Company entered into a stock purchase agreement for the sale of Frontier to an affiliate of Indigo Partners LLC. The sale was consummated on December 3, 2013. As a result, the Company reported Frontier as discontinued operations on the consolidated statements of operations and consolidated statements of cash flows for all periods presented.

Certificate Consolidation

On January 1, 2015, Republic completed its consolidation of all Chautauqua Airlines operations onto the Shuttle America operating certificate. All operating aircraft and related employees are now transferred to Shuttle America's operation. Republic hopes to sell the remaining Chautauqua Airlines' entity and related assets during the first half of 2015. The consolidation is consistent with the Company's strategy to simplify its business by operating fewer fleet types on fewer certificates.

Fleet Transition

On September 16, 2014, the Company entered into new agreements and amended certain of their existing agreements resulting in (a) an increase of 50 E175 aircraft to be flown for United under the Company's United Express Agreement with United to be placed in service from the third quarter of 2015 to fourth quarter of 2017, (b) a corresponding increase in the number of aircraft to be purchased from Embraer S.A. (formerly known as Embraer-Empresa Brasileira de Aeronautica S.A.) ("Embraer") under the Company's Amended and Restated Purchase Agreement with Embraer, (c) the wind down of all Q400 aircraft in the Company's Capacity Purchase Agreement with United, and (d) the sublease of 24 Q400 aircraft to Flybe Limited pursuant to a Master Sublease Agreement and the return of three Q400 aircraft to the lessor in January of 2015. In January 2015, the Company finalized amendments to its agreements with United and Embraer to increase the number of E175 aircraft deliveries by five, to 55.

In December 2014, we completed the sale of two E190 aircraft and executed an agreement to sell three other E190 aircraft. The sale of these five aircraft will leave us with two owned E190 aircraft and three leased E190 aircraft that are expected to be removed from fixed-fee charter service in August of 2015. We expect to return the three leased aircraft to the lessor in 2015 and the remaining two aircraft are under a firm sales agreement.

Business Strategy

•
Develop culture that attracts and retains qualified airline professionals - Working together, we will provide the safest, most reliable and most convenient travel experience for our passengers and a positive work environment for our associates. We strive to make our Company the employer of choice for regional airline professionals, enabling us to develop mutually beneficial working relationships with our business partners.

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

•
Continue to simplify our operating fleet by operating only larger regional jets - Network carrier consolidation, along with historically high fuel prices, has limited the economic use of smaller regional jets. The Company is actively seeking opportunities to transition out of its 50-seat operational fleet with the ultimate objective to operate a single fleet type.

Recent Developments

During the fourth quarter of 2014, Republic extended the service terms under its fixed-fee capacity purchase agreements with respect to 28 E170/175 aircraft for US Airways, Inc. and 30 E170/175 aircraft for Delta Air Lines, Inc. In addition, we agreed to operate an additional nine aircraft for Delta Air Lines, Inc.  The extended terms on these aircraft align more closely with the maturity schedule of the underlying debt obligations.  The extension of these agreements significantly reduces the Company’s exposure to uncovered financing costs of the aircraft and therefore reduces our long-term liquidity risk related to these assets.

Revenue

Fixed-Fee Service - Under our code-share arrangements with our Partners, we receive fixed fees, as well as reimbursement of specified costs on a gross basis with additional possible incentives from our Partners for superior performance. For the years ended December 31, 2014, 2013 and 2012, substantially all of our fixed-fee revenue was earned under our fixed-fee arrangements. The number of aircraft we operate and aircraft utilization are the most significant drivers of our revenue, as opposed to the number of passengers we carry or the fare the passengers pay.

Other Revenue - Other revenue primarily consists of revenue related to lease revenue for aircraft leased under operating leases.

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

Aircraft Fuel

As of December 31, 2014, all of our aircraft fuel for operations is supplied directly by our code-share partners, and thus, we do not record expense or the related revenue for those gallons of fuel.  Beginning in July 2012, we did not record fuel expense and the related revenue for the United operations.  We also did not pay for or record fuel expense and the related revenue for US Airways/American or Delta operations.   All fuel costs including into-plane fees and taxes are expensed as incurred for our pro-rate and fixed-fee charter operations.

Landing Fees and Airport Rents

This expense consists primarily of aircraft landing fees and airport rental fees. Under our fixed-fee agreements, we are generally reimbursed for the actual costs of landing fees.  Airport rents consist primarily of cost related to our scheduled charter operation, which are reimbursed as pass through costs.

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

Impairment Charges and Other

This expense includes impairment of aircraft and other equipment, maintenance deposits and other assets and the loss on sale of aircraft.

Other

This expense includes the costs of crew training, crew travel, airport, passenger and ground handling related expenses, all hangar and administrative lease expenses, professional fees, and all other administrative and operational overhead expenses not included in other line items above. Additionally, if incurred, this expense will include aircraft return costs, gains and losses on disposal of other assets, reorganization costs, severance costs and bad debt expenses.

Results of Operations

The following tables sets forth information regarding the Company’s statistical performance for the years ended December 31, 2014 and 2013.

Operating Highlights	Years Ended December 31,
	2014	2013	Change
Fixed-fee service	$1,348.5	$1,276.1	5.7%
Passenger service	—	46.3	(100.0)%
Other	26.9	24.1	11.6%
Total revenues (millions)	$1,375.4	$1,346.5	2.1%
Total fuel expense (millions)	$22.4	$44.9	(50.1)%
Operating aircraft at period end:
44-50 seats[7]	41	72	(43.1)%
69-99 seats[8]	203	186	9.1%
Block hours[5]	763,011	749,931	1.7%
Departures	425,596	440,255	(3.3)%
Passengers carried	22,576,914	21,498,826	5.0%
Revenue passenger miles ("RPM") (millions) [1]	11,494	10,290	11.7%
Available seat miles ("ASM") (millions) [2]	14,651	13,486	8.6%
Passenger load factor [3]	78.5%	76.3%	2.2 pts
Cost per ASM, including interest expense (cents) [4]	8.57	9.22	(7.0)%
Cost per ASM, including interest expense and excluding fuel expense (cents)[4]	8.42	8.89	(5.3)%
Gallons consumed	6,108,054	12,481,012	(51.1)%
Average cost per gallon	$3.67	$3.60	1.9%
Average daily utilization of each aircraft (hours) [6]	9.5	9.7	(2.1)%
Average length of aircraft flight (miles)	498	472	5.5%
Average seat density	69	65	6.2%

1.	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

2.	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

3.	Passenger load factor is revenue passenger miles divided by available seat miles.

4.
Costs (in all periods) exclude impairments, fair value gain and other non-operating income. Total operating and interest expenses excluding other impairment charges is not a calculation based on accounting principles generally accepted in the United States of America and should not be considered as an alternative to total operating expenses. Cost per available seat mile utilizing this measurement is included as it is a measurement recognized by the investing public relative to the airline industry.

5.	Hours from takeoff to landing, including taxi time.

6.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

7.
Excludes 11 owned and four leased E140 aircraft that were permanently parked, four owned and nine leased E145 aircraft that were temporarily parked, and one owned E135 aircraft and 11 owned E145 aircraft that are leased to other operators, as of December 31, 2014.

8.	Excludes three owned E190 aircraft and three owned E170 aircraft that are leased to other operators, as of December 31, 2014.

The following table sets forth information regarding the Company’s revenues and expenses from continuing operations for the years ended December 31, 2014 and 2013.

Years Ended December 31	2014	2013	$ Variance	% Variance
Fixed-fee service	$1,348.5	$1,276.1	72.4	5.7%
Passenger service	—	46.3	(46.3)	(100.0)%
Other	26.9	24.1	2.8	11.6%
TOTAL OPERATING REVENUES	$1,375.4	$1,346.5	$28.9	2.1%
OPERATING EXPENSES:
Wages and benefits	368.0	342.1	25.9	7.6%
Aircraft fuel	22.4	44.9	(22.5)	(50.1)%
Landing fees and airport rents	26.9	46.4	(19.5)	(42.0)%
Aircraft and engine rent	126.0	122.6	3.4	2.8%
Maintenance and repair	251.1	251.6	(0.5)	(0.2)%
Insurance and taxes	19.9	25.1	(5.2)	(20.7)%
Depreciation and amortization	173.0	150.7	22.3	14.8%
Promotion and sales	—	2.3	(2.3)	(100.0)%
Impairment and other charges	53.4	21.2	32.2	151.9%
Other	149.2	148.6	0.6	0.4%
Total operating expenses	1,189.9	1,155.5	34.4	3.0%
OPERATING INCOME	185.5	191.0
Total non-operating expense, net	(100.3)	(109.7)	9.4	(8.6)%
INCOME BEFORE INCOME TAXES	$85.2	$81.3	3.9	4.8%

2014 compared to 2013

Operating Revenues

Operating revenues increased by 2.1% to $1,375.4 million in 2014 compared to 2013. Fixed fee service revenue increased $72.4 million or 5.7%, to $1,348.5 million due to increased E175 flying with American Airlines, offset by the removal of a combined 27 small jets from United and American fixed-fee service. Passenger service revenue decreased $46.3 million, due to the removal of E190 aircraft operating under the pro-rate agreement with Frontier.

Factors relating to changes in operating expenses are discussed below:

The increase in wages and benefits of 7.6%, or $25.9 million, was primarily due to an increase in E175 operations, an increase in the cost of benefits we provide to our employees and new pilot flight and duty rest regulations (Federal Aviation Regulation 117).

The decrease in aircraft fuel expenses of 50.1%, or $22.5 million, was primarily due to a 51.1% decrease in gallons consumed because of the elimination of pro-rate operations for Frontier.

Landing fee and airport rent expenses decreased 42.0%, or $19.5 million, primarily due to United beginning to pay all landing fees in June 2013, representing $11.3 million of the total decrease, coupled with a $6.0 million decrease related to the decrease in small jet and pro-rate operations with Frontier.

Insurance and taxes decreased 20.7%, or $5.2 million, primarily due to a decrease in property tax expense, which is a pass through cost under our fixed-fee agreements, coupled with the removal of small jet aircraft from operations.
.
The increase in depreciation and amortization of 14.8%, or $22.3 million, was primarily due to the increase in the number of E175 aircraft in operation partially offset by lower depreciation costs on small jet operations.

The other impairment charges in 2014 were due to impairment and other charges on owned E140 aircraft, which were abandoned of $19.9 million, owned E190 aircraft, which are in the process of being sold, of $14.4 million, owned Q400 aircraft, which are scheduled to come out of service in the third quarter of 2016, of $13.3 million, and a loss on sale of E190 aircraft of $5.8 million. The 2013 impairment charges of $21.2 million related to owned E190 aircraft and the write-off of maintenance deposits on leased E190 aircraft.

The decrease in non-operating expenses was primarily due to the fair value gain the Company recorded for the Chautauqua restructuring asset of $18.4 million, partially offset by an increase in interest expense on new E175 aircraft.

We recorded an income tax expense of $20.9 million or 24.5% effective tax rate during 2014, compared with an income tax expense of $33.0 million or a 40.6% effective tax rate during 2013. The effective tax rate is lower than the statutory rate primarily due to the release of valuation allowances and a decrease of the effective state tax rate in 2014. The 2013 effective rate was higher than the statutory rate primarily due to miscellaneous permanent tax adjustments and an increase in valuation allowance.

The following tables set forth information regarding the Company’s statistical performance for the years ended December 31, 2013 and 2012.

Operating Highlights	Twelve Months Ended December 31,
	2013	2012	Change
Fixed-fee service	$1,276.1	$1,102.1	15.8%
Passenger service	46.3	247.9	(81.3)%
Other	24.1	27.4	(12.0)%
Total revenues (millions)	$1,346.5	$1,377.4	(2.2)%
Total fuel expense (millions) [1]	$44.9	$161.4	(72.2)%
Operating aircraft at period end:
44-50 seats	72	71	1.4%
69-99 seats	186	155	20.0%
Block hours [7]	749,931	701,040	7.0%
Departures	440,255	409,058	7.6%
Passengers carried	21,498,826	20,112,289	6.9%
Revenue passenger miles ("RPM") (millions) [2]	10,290	10,120	1.7%
Available seat miles ("ASM") (millions) [3]	13,486	13,437	0.4%
Passenger load factor [4]	76.3%	75.3%	1.0 pts
Cost per ASM, including interest expense (cents) 5 6	9.22	9.87	(6.6)%
Cost per ASM, including interest expense and excluding fuel expense (cents) [6]	8.89	8.67	2.5%
Gallons consumed	12,481,012	48,842,044	(74.4)%
Average cost per gallon	$3.60	$3.30	9.1%
Average daily utilization of each aircraft (hours) [8]	9.7	9.8	(1.0)%
Average length of aircraft flight (miles)	472	490	(3.7)%
Average seat density	65	67	(3.0)%

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

2.	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

3.	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

4.	Passenger load factor is revenue passenger miles divided by available seat miles.

5.	Total operating costs, including interest expense, divided by available seat miles.

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

The following table sets forth information regarding the Company’s revenues and expenses from continuing operations for the years ended December 31, 2013 and 2012.

Years Ended December 31	2013	2012	Variance	% Variance
Fixed-fee service	$1,276.1	$1,102.1	$174.0	15.8%
Passenger service	46.3	247.9	(201.6)	(81.3)%
Other	24.1	27.4	(3.3)	(12.0)%
TOTAL OPERATING REVENUES	$1,346.5	$1,377.4	$(30.9)	(2.2)%
OPERATING EXPENSES:
Wages and benefits	342.1	308.4	33.7	10.9%
Aircraft fuel	44.9	161.4	(116.5)	(72.2)%
Landing fees and airport rents	46.4	61.5	(15.1)	(24.6)%
Aircraft and engine rent	122.6	110.7	11.9	10.7%
Maintenance and repair	251.6	235.3	16.3	6.9%
Insurance and taxes	25.1	24.7	0.4	1.6%
Depreciation and amortization	150.7	160.0	(9.3)	(5.8)%
Promotion and sales	2.3	12.8	(10.5)	(82.0)%
Other impairment charges	21.2	—	21.2	100.0%
Other	148.6	134.1	14.5	10.8%
Total operating expenses	1,155.5	1,208.9	(53.4)	(4.4)%
OPERATING INCOME (LOSS)	191.0	168.5
Total non-operating expense, net	(109.7)	(117.4)	7.7	(6.6)%
INCOME (LOSS) BEFORE INCOME TAXES	$81.3	$51.1	$30.2	59.1%

2013 Compared to 2012

Operating revenues decreased by 2.2% due to a decrease in pro-rate flying for Frontier (which terminated in the first quarter of 2014), representing approximately $193 million, offset by an increase in Q400 flying with United Airlines, new fixed-fee E190 scheduled charter flying and new E175 flying with American representing approximately $190 million. Additionally, fixed-fee revenues for our small jet aircraft increased approximately $20 million, offset by a decrease in pass through revenues for fuel and landing fees of approximately $60 million, due to United paying fuel directly as of July 1, 2012 and United beginning to pay all landing fees in June 2013.

Factors relating to changes in operating expenses are discussed below:

The increase in wages and benefits of 10.9%, or $33.7 million, was directly related to an increase in block hours of 7% coupled with an increase in flight crew salaries and benefits costs for our additional E175 aircraft, Q400 aircraft, and scheduled charter flying.

The decrease in aircraft fuel expenses of 72.2%, or $116.5 million, was primarily due to a 74.4% decrease in gallons consumed because of a reduction in pro-rate flying for Frontier and United paying fuel directly as of July 1, 2012, representing a decrease of approximately $80 million and $48 million, respectively. The average price per gallon increased to $3.60, contributing $3.7 million to the overall increase in fuel costs. The decrease was offset by an increase of approximately $21 million for fuel costs related to increased charter flying in our scheduled charter programs.

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

Liquidity and Capital Resources

2014 compared to 2013

As of December 31, 2014, we had total cash of $245.6 million of which $223.9 million was unrestricted. At December 31, 2014, we had a working capital deficit of $112.0 million.  The Company currently anticipates that its unrestricted cash on hand and the cash generated from operations are sufficient to cover our capital expenditures and debt repayments. The Company has firm financing commitments to debt finance the remaining six E175 aircraft scheduled to enter service through the second quarter of 2015.

Net cash provided by operating activities of continuing operations was $320.5 million in 2014 compared to $240.6 million in 2013.  The $79.9 million increase in operating cash flows is primarily attributable to the increase in our E175 operations and timing differences in working capital in 2014 as compared to 2013.

Net cash used in investing activities of continuing operations was $553.1 million in 2014 compared to cash used in investing activities of $464.1 million in 2013, a change of $89.0 million. In 2014, the Company spent $569.2 million for 22 E175 aircraft and other equipment for the American E175 fixed-fee agreement compared to $476.0 million for 19 E175 aircraft and other equipment in 2013. In addition the Company paid $27.5 million in pre-delivery deposits in 2014 compared to $30.0 million in 2013. This was partially offset by the proceeds from the sale of two E190 aircraft and other assets of $41.3 million. In 2013, the Company had proceeds from the sale of three E190 aircraft and other assets of $46.2 million.

Net cash provided by financing activities of continuing operations was $179.8 million in 2014 compared to net cash provided by financing activities of $205.7 million in 2013. The Company made scheduled principal repayments of $271.1 million and extinguished $37.0 million of aircraft debt in 2014 compared to repayments of $205.6 million and extinguishments of $58.7 million in 2013. The Company also paid $48.7 million of cash to redeem convertible notes in 2014. The Company received proceeds from debt issuances and refinancing of $539.2 million in 2014, compared to $470.0 million of other proceeds in 2013.

Other Liquidity

The Company expects to take delivery of 55 E175 aircraft that will enter service for the United operations. During 2015, the Company expects to take delivery of the first 18 E175 aircraft for which it will make an initial cash investment of $75.0 million to $100.0 million.

Included in the current portion of long term debt are approximately $28.7 million of aircraft related debt obligations that the company expects to refinance during the year. A substantial portion of the Company's assets are encumbered, and the Company has a limited quantity of assets that could be used as collateral in future financings. There can be no assurance that the Company will be successful in obtaining financings at sufficient levels or on acceptable terms.

Letters of Credit

As we enter new markets, increase the amount of space we lease, or add leased aircraft, we are often required to provide the airport authorities and lessors with a letter of credit.  We also provide letters of credit for our workers’ compensation insurance.  As of December 31, 2014 and 2013, we had outstanding letters of credit totaling $14.1 million and $17.0 million, respectively, all of which are bond and cash collateralized. The cash collateralized against the letters of credit is recorded in restricted cash on the consolidated balance sheet.

Aircraft and Other Leases

We have significant obligations for aircraft and engines that are classified as operating leases and, therefore, are not reflected as liabilities on our balance sheet. Aircraft leases expire between 2015 and 2023. As of December 31, 2014, our total mandatory payments under operating leases for aircraft aggregated approximately $550.8 million and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $106.5 million. Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. The leases expire through 2033. As of December 31, 2014, our total mandatory payments under other non-cancelable operating leases aggregated approximately $110.8 million. Total minimum annual other rental payments for the next 12 months are approximately $16.2 million.

Commitments and Obligations

As of December 31, 2014, the Company has firm orders to purchase 40 CS300 aircraft that have scheduled delivery dates beginning in early 2015 and continuing through 2017. In January 2014, Bombardier announced that the aircraft would not be expected into service until early 2016. The Company has stopped making pre-delivery deposit payments on these aircraft.

The Company also has a commitment for 47 Embraer E175 aircraft (of which 41 have been delivered as of December 31, 2014) under the American Eagle brand that have scheduled delivery dates currently and through the second quarter of 2015. In addition, the Company has a commitment for 55 Embraer E175 aircraft under the United brand that have scheduled delivery dates between the third quarter of 2015 and the third quarter of 2017. The Company also has a commitment to acquire 11 spare aircraft engines (of which three have been delivered as of December 31, 2014) and expects to take four engines in 2015, three engines in 2016, and one engine in 2017.

We expect to fund future capital and funding commitments through internally generated funds, third-party aircraft financings, and debt and other financings.

Our contractual obligations and commercial commitments at December 31, 2014 include the following (in millions):

	Payments Due By Period
				Beyond
	2015	2016-2017	2018-2019	2020	Total
Long-term debt (including interest)	$422.1	$817.1	$725.9	$862.8	$2,827.9
Operating leases	122.7	217.6	172.9	148.4	661.6
Tax liability for uncertain tax positions	—	—	—	7.1	7.1
Debt or lease financed aircraft purchase obligations(1)	554.2	3,832.5	—	—	4,386.7
Engines under firm orders	24.6	28.0	—	—	52.6
Total contractual cash obligations	$1,123.6	$4,895.2	$898.8	$1,018.3	$7,935.9
(1) Represents delivery of CS300s based on estimated service date of early 2016.

The following table represents our maintenance agreements for engines, auxiliary power units ("APU") and other airframe components for our E145, E170/175 and Q400 aircraft:

Expiration Date of Agreement:
Maintenance Agreements	E145	E170/175	Q400
Engines	December 2017(2)	March 2027(3)	June 2021(2)
APU	December 2016	July 2019	July 2021
Avionics	December 2017	April 2023	NA(1)
Wheels and Brakes	December 2019	January 2022	August 2022 (4)
Parts Pooling	December 2017	February 2027	July 2021
Emergency Slides	NA(1)	December 2024	NA(1)
Tires	NA(1)	NA(1)	July 2021
Propellers	NA(1)	NA(1)	July 2021

(1) Agreements do not exist for the specified maintenance item for the related aircraft type.
(2) Maintenance agreements for engines include life limited parts ("LLPs") for E140/145 and Q400 aircraft. As of
December 31, 2014 and 2013, we had maintenance deposits of $53.2 million and $36.6 million, respectively, for the future replacement of LLPs.
(3) Maintenance agreements for engines on United and Delta E175 aircraft expire December 2018, US Airways E175 aircraft expire December 2022, and American E175 aircraft expire March 2027.

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

Total payments under these long-term maintenance agreements were $173.0 million, $163.8 million, and $119.4 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

Cash payments for interest were approximately $110.1 million in 2014. Tax payments in 2014 were not significant and we are not expecting significant tax payments in 2014.

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

•
We reasonably could have used different estimates in the current period, or changes in these estimates are reasonably likely to occur from period to period as new information becomes available, and a change in these estimates would have a material impact on our financial condition or results from operations.

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

Impairments to Long-Lived Assets. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. We review, at least annually, the estimated useful lives and residual values for our definite lived assets.  As a result of the Company’s impairment test for the indefinite-lived other intangible assets and aircraft and other equipment, the Company recorded impairments for aircraft and other equipment during 2014 and 2013. There were no impairment charges in 2012. See Note 3 in Item 8.

Chautauqua restructuring asset. We record changes in fair value on this asset when events and circumstances indicate that the underlying assumptions have changed. The recurring fair value measurement of this restructuring has been calculated using an income approach, which requires the use of subjective assumptions. Fair values have been estimated by discounting the cash flows expected to be received over the term of the applicable agreement, using a discount rate based on observable yields on instruments bearing comparable risks and credit worthiness of the counterparty. Critical assumptions used in the fair value measurement primarily include the amount and timing of cash inflows, the discount rate and the probability of whether the call option on the restructured aircraft will be exercised by the counterparty. A change in these assumptions could result in a significantly higher or lower fair value measurement, which would result in a gain or loss during the period in which the assumption changes.

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

At December 31, 2014, we had estimated NOLs, of $1.3 billion for federal income tax purposes that begin to expire in 2015. We have recorded a valuation allowance for $398.0 million of those NOLs. IRC 382, imposes limitations on a corporation's ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382. Any unused NOLs in excess of the annual limitation may be carried over to later years. Management has performed an analysis and concluded that, through December 31, 2014, there was not an ownership change.

We periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. We establish valuation allowances if it is not likely we will realize our deferred income tax assets. In evaluating the likelihood of utilizing our net deferred income tax assets, the significant factors that we consider include our recent history of profitability, forecasts of our revenue trends and future impact of taxable temporary differences.

During 2014, after considering all positive and negative evidence, we concluded that certain of our deferred income tax assets are more likely than not to be realized. Accordingly, we recognized a $4.8 million benefit in our provision for income taxes, primarily related to the valuation allowance release. At the end of 2014 our net deferred tax asset balance was $548.4 million, against which we maintained a $182.9 million valuation allowance, primarily related to state net operating losses with limited expiration periods.

Quarterly Information (unaudited)

The following table sets forth summary quarterly financial information for the years ended December 31, 2014 and 2013.

	Quarters Ended
	March 31 (1)	June 30	September 30	December 31
Continuing Operations - 2014	(in millions, except for per share amounts)
Operating revenues	$337.5	$343.0	$349.7	$345.2
Operating income (2)	34.2	63.0	60.8	27.5
Net income(3) (5)	14.0	20.1	18.5	11.7
Income (loss) per share - basic:
Income from continuing operations	$0.28	$0.40	$0.37	$0.23
Income (loss) per share - diluted:
Income from continuing operations	$0.26	$0.38	$0.35	$0.23
Weighted average number of shares outstanding:
Basic	49.6	49.8	49.9	49.9
Diluted	54.9	52.9	53.0	51.2

Continuing Operations - 2013
Operating revenues	$324.7	$336.7	$338.6	$346.5
Operating income (4)	47.3	54.6	32.8	56.3
Net income	11.4	16.1	4.3	16.5
Net income (loss) from Discontinued Operations	$(11.1)	$8.5	$(18.1)	$(0.9)
Income (loss) per share - basic:
Income from continuing operations	$0.23	$0.33	$0.09	$0.33
Income (loss) from discontinued operations, net of tax	$(0.22)	$0.17	$(0.37)	$(0.02)
Income (loss) per share - diluted:
Income from continuing operations	$0.22	$0.30	$0.09	$0.30
Income (loss) from discontinued operations, net of tax	$(0.21)	$0.16	$(0.35)	$(0.01)
Weighted average number of shares outstanding:
Basic	48.7	49.2	49.4	49.5
Diluted	54.0	54.4	52.5	54.9
(1) Besides the information noted in other footnotes below, our results of operations for any interim period are not necessarily indicative of those for an entire year, since the airline industry is subject to seasonal fluctuations and general economic conditions.

(2) The first quarter of 2014 includes a $19.9 million charge related to the impairment of owned E140 aircraft. The fourth quarter of 2014 includes a $27.7 million charge related to the impairment and other charges of owned E190 and Q400 aircraft and $5.8 million loss on sale of E190 aircraft.

(3) The first quarter of 2014 includes a fair value gain of $18.4 million related to the Chautauqua restructuring asset.

(4) The third quarter of 2013 includes a $21.2 million charge related to the impairment of owned E190 aircraft and the write-off of maintenance deposits on leased E190 aircraft.

(5) The decrease in tax expense in 2014 was primarily attributable to the Company releasing valuation allowances for state NOL's resulting in a $4.8 million in tax benefit. In addition, the Company's effective state tax rate decreased, which resulted in $4.2 million in tax benefit.

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

Interest Rates

Our earnings can be affected by changes in interest rates due to the amount of cash and securities held and variable rate debt. At December 31, 2014 and 2013, approximately $45.0 million and $84.3 million, respectively, of our outstanding debt was at variable interest rates.  A one hundred basis point change in the LIBOR rate would have increased or decreased interest expense by $0.5 million and $0.8 million for 2014 and 2013, respectively.

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
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of Republic Airways Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Airways Holdings Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, substantially all revenues are derived from code-share agreements with American Airlines Group Inc., United Continental Holdings, Inc., and Delta Air Lines, Inc.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
February 27, 2015

 REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND 2013
(In millions, except share and per share amounts)

	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$223.9	$276.7
Restricted cash	21.7	24.0
Receivables - net of allowance for doubtful accounts of $2.6 and $1.5, respectively	20.7	48.3
Inventories	60.9	71.9
Prepaid expenses and other current assets	15.6	17.7
Deferred income taxes	16.4	15.7

Total current assets	359.2	454.3

Aircraft and other equipment, net	2,860.9	2,563.6
Maintenance deposits	53.2	36.6
Intangible and other assets, net	220.7	216.8

Total assets	$3,494.0	$3,271.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$309.0	$276.2
Accounts payable	19.3	28.9
Accrued liabilities	142.9	163.8

Total current liabilities	471.2	468.9

Long-term debt - less current portion	2,030.2	1,890.6
Deferred credits and other non-current liabilities	88.1	100.7
Deferred income taxes	284.0	260.4

Total liabilities	2,873.5	2,720.6

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; one vote per share; 150,000,000 shares authorized; 59,821,243 and 59,704,943 shares issued and 50,024,780 and 49,525,594 shares outstanding, respectively	—	—
Additional paid-in capital	427.4	420.2
Treasury stock, 9,546,147 and 9,333,266 shares at cost, respectively	(183.9)	(181.8)
Accumulated other comprehensive loss	(2.2)	(2.6)
Accumulated earnings	379.2	314.9

Total stockholders' equity	620.5	550.7

Total liabilities and stockholders' equity	$3,494.0	$3,271.3

See accompanying notes to consolidated financial statements.

 REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In millions, except per share amounts)

	2014	2013	2012
OPERATING REVENUES:
Fixed-fee service	$1,348.5	$1,276.1	$1,102.1
Passenger service	—	46.3	247.9
Other	26.9	24.1	27.4
Total operating revenues	1,375.4	1,346.5	1,377.4

OPERATING EXPENSES:
Wages and benefits	368.0	342.1	308.4
Aircraft fuel	22.4	44.9	161.4
Landing fees and airport rents	26.9	46.4	61.5
Aircraft and engine rent	126.0	122.6	110.7
Maintenance and repair	251.1	251.6	235.3
Insurance and taxes	19.9	25.1	24.7
Depreciation and amortization	173.0	150.7	160.0
Promotion and sales	—	2.3	12.8
Impairment and other charges	53.4	21.2	—
Other	149.2	148.6	134.1
Total operating expenses	1,189.9	1,155.5	1,208.9

OPERATING INCOME	185.5	191.0	168.5
OTHER INCOME (EXPENSE):
Interest expense	(119.7)	(112.2)	(117.6)
Fair value gain - restructuring asset	18.4	—	—
Other, net	1.0	2.5	0.2
Total other expense	(100.3)	(109.7)	(117.4)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	85.2	81.3	51.1

INCOME TAX EXPENSE	20.9	33.0	19.8

INCOME FROM CONTINUING OPERATIONS	64.3	48.3	31.3

Income (loss) from discontinued operations, net of tax	—	(21.6)	20.0

NET INCOME	$64.3	$26.7	$51.3

INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE - BASIC	$1.29	$0.98	$0.65
INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE - DILUTED	$1.24	$0.92	$0.63

NET INCOME PER COMMON SHARE - BASIC	$1.29	$0.54	$1.06
NET INCOME PER COMMON SHARE - DILUTED	$1.24	$0.52	$1.02

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In Millions)

	2014	2013	2012
NET INCOME	$64.3	$26.7	$51.3
Other comprehensive income (loss), net:
Pension and other post-retirement plans, net of tax	0.1	2.1	(1.4)
Reclassification adjustment for loss realized on derivatives, net of tax	0.3	0.3	0.4

TOTAL COMPREHENSIVE INCOME, NET	$64.7	$29.1	$50.3

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In millions)

			Accumulated
	Additional		Other
	Paid-In	Treasury	Comprehensive	Accumulated
	Capital	Stock	Loss	Earnings	Total
Balance at January 1, 2012	$409.4	$(181.8)	$(4.0)	$236.9	$460.5
Stock compensation expense	3.0				3.0
Other	(0.3)				(0.3)
Net income				51.3	51.3
Pension, net of tax of $0.9 million			(1.4)		(1.4)
Reclassification adjustment for loss realized on derivatives, net of tax of $0.3 million			0.4		0.4

Balance at December 31, 2012	412.1	(181.8)	(5.0)	288.2	513.5
Stock compensation expense	4.0				4.0
Exercise of employee stock options	4.1				4.1
Net income				26.7	26.7
Pension, net of tax of $1.4 million			2.1		2.1
Reclassification adjustment for loss realized on derivatives, net of tax of $0.2 million			0.3		0.3

Balance at December 31, 2013	420.2	(181.8)	(2.6)	314.9	550.7
Stock compensation expense	4.6				4.6
Exercise of employee stock options	2.6				2.6
Net income				64.3	64.3
Treasury stock repurchases		(2.1)			(2.1)
Pension, net of tax of $0.1 million			0.1		0.1
Reclassification adjustment for loss realized on derivatives, net of tax of $0.1 million			0.3		0.3

Balance at December 31, 2014	$427.4	$(183.9)	$(2.2)	$379.2	$620.5

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In millions)

	2014	2013	2012
OPERATING ACTIVITIES:
Net income from continuing operations	$64.3	$48.3	$31.3
Adjustments to reconcile net income from continuing operations to net cash from operating activities of continuing operations:
Impairment and other charges	53.4	21.2	—
Fair value gain on restructuring asset	(18.4)	—	—
Depreciation and amortization	173.0	150.7	160.0
Debt issue costs and other amortization	13.5	5.7	3.9
Stock compensation expense	4.6	4.0	3.0
Deferred income taxes	22.6	19.2	14.4
Other, net	(8.2)	(6.2)	6.0
Changes in certain assets and liabilities of continuing operations:
Receivables	26.0	(18.3)	1.7
Inventories	6.9	(3.5)	15.1
Prepaid expenses and other assets	(8.0)	(4.6)	1.3
Accounts payable and accrued liabilities	(13.0)	21.2	(6.5)
Other, net	3.8	2.9	(9.4)

NET CASH FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS	$320.5	$240.6	$220.8

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(569.2)	(476.0)	(24.4)
Proceeds from sale of aircraft and other assets	41.3	46.2	84.2
Aircraft deposits	(27.5)	(30.0)	—
Change in restricted cash	2.3	(4.3)	(0.4)

NET CASH FROM (USED IN) INVESTING ACTIVITIES OF CONTINUING OPERATIONS	$(553.1)	$(464.1)	$59.4

FINANCING ACTIVITIES:
Payments on debt	(271.1)	(205.6)	(197.6)
Proceeds from debt issuance and refinancing	539.2	470.0	6.2
To redeem convertible notes	(48.7)	—	—
Payments on early extinguishment of debt and refinancing	(37.0)	(58.7)	(52.0)
Proceeds from exercise of stock options	2.6	4.1	—
Purchase of treasury stock	(2.1)	—	—
Other, net	(3.1)	(4.1)	(0.5)

NET CASH FROM (USED IN) FINANCING ACTIVITIES OF CONTINUING OPERATIONS	$179.8	$205.7	$(243.9)

DISCONTINUED OPERATIONS
Cash from operating activities	—	90.3	29.7
Cash from investing activities	—	70.0	(20.3)
Cash used in financing activities	—	(40.1)	(17.8)
LESS: NET CASH FROM DISCONTINUED OPERATIONS, excluding proceeds from sale of Frontier of $83.7 million included in cash from investing activities from discontinued operations in 2013.	—	36.5	(8.4)

	$—	$83.7	$—

NET CHANGES IN CASH AND CASH EQUIVALENTS	(52.8)	65.9	36.3
CASH AND CASH EQUIVALENTS—Beginning of period	276.7	210.8	174.5
CASH AND CASH EQUIVALENTS—End of period	$223.9	$276.7	$210.8
See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

1. ORGANIZATION & BUSINESS

We are a Delaware holding company organized in 1996 that offers scheduled passenger services through our wholly-owned operating air carrier subsidiaries: Chautauqua Airlines, Inc. (“Chautauqua”) through December 31, 2014, Shuttle America Corporation (“Shuttle”) and Republic Airline Inc. (“Republic Airline”). Unless the context indicates otherwise, the terms the “Company,” “we,” “us,” or “our,” refer to Republic Airways Holdings Inc. and our subsidiaries.

As of December 31, 2014, our operating subsidiaries offered scheduled passenger service on 1,229 flights daily to 101 cities in 38 states and Canada under scheduled passenger service through our fixed-fee code-share agreements with United Continental Holdings, Inc. ("United"), Delta Air Lines, Inc. ("Delta"), and US Airways/American Airlines Group, Inc. ("American") (collectively referred to as our "Partners"). Currently, we provide our Partners with fixed-fee regional airline services, operating as United Express, Delta Connection, US Airways Express/American Eagle, including service out of their hubs and focus cities. The Company operated aircraft under a pro-rate agreement with Frontier Airlines, Inc. ("Frontier") which terminated during the first quarter of 2014.

The following table outlines the type of aircraft our subsidiaries operate and their respective operations within our business units as of December 31, 2014:

Operating Subsidiaries	Aircraft Size (Seats)	United	Delta	US Airways/American	Charters/Spares	Number of Aircraft
Chautauqua	44 to 50	—	41	—	—	41
Shuttle America	70 to 76	38	30	—	—	68
Republic Airline	69 to 99	28	—	99	8	135
Total number of operating aircraft		66	71	99	8	244

During 2014, our operational fleet decreased from 258 to 244. The company took delivery of 22 E175 aircraft, permanently parked 15 E140 aircraft, temporarily parked 13 E145 aircraft, sold two E190 aircraft and leased three E145 aircraft and three E190 aircraft.

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

Certificate Consolidation

On January 1, 2015, Republic completed its consolidation of all Chautauqua Airlines operations onto the Shuttle America operating certificate. All operating aircraft and related employees are now transferred to Shuttle America's operation. Republic hopes to sell the remaining Chautauqua Airlines' entity and related assets during the first half of 2015. The consolidation is consistent with the Company's strategy to simplify its business by operating fewer fleet types on fewer certificates.

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

The following table is a summary representation of existing Capacity Purchase Agreements ("CPAs") with our Partners as of December 31, 2014:

Partner	Aircraft Type	Seats on Aircraft	Number of Aircraft under CPAs	Current Expiration Date(s)
US Airways	E170	69	20	March 2019 to March 2023
US Airways	E175	80	38	March 2019 to March 2023 and February 2019 to July 2020
American	E175	76	41	July 2025 to February 2027
Delta	E145	50	41	August 2015 to May 2016
Delta	E170	70	14	May 2021 to October 2021
Delta	E175	76	16	August 2023 to February 2024
United	E170	70	38	September 2019 to December 2022
United	Q400	71	28	January 2015 to September 2016

US Airways/American Code-Share Agreements

On December 9, 2013, US Airways Group, Inc. became a wholly owned subsidiary of American Airlines Group, Inc. (formerly known as AMR Corporation). The Company continues to operate the capacity purchase agreements with both entities independently as the agreements have not been assigned to the merged organization.

Under our fixed-fee Jet Services Agreements with US Airways, we operated, as of December 31, 2014, 20 E170 aircraft and 38 E175 aircraft. As of December 31, 2014, we were providing 355 flights per day as US Airways Express.

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

On November 6, 2014, the Company entered into an Amendment to the Amended and Restated Jet Service Agreement with US Airways, Inc., dated as of September 2, 2005. Under the amendment, the code-share agreement for the E170/175 aircraft was extended and now terminates between March 2019 and March 2023 with respect to the 20 E170 aircraft and eight of the E175 aircraft.   The service terms for the remaining 30 E175 aircraft were not extended and are scheduled to terminate 12 years from each aircraft’s in-service date and therefore would terminate from February 2019 to July 2020. US Airways may terminate the code-share agreements at any time for cause upon not less than 90 days notice and subject to our right to cure under certain conditions.
As of December 31, 2014, we operated 41 E175 aircraft for American under a fixed-fee code-share agreement and provided 224 flights per day as American Eagle.

Under the code-share agreement, American retains all passenger, certain cargo and other revenues associated with each flight and is responsible for all revenue-related expenses. We share revenue with American for certain cargo shipments. Additionally, certain operating costs are considered pass through costs and American has agreed to reimburse us the actual amount of costs we incur for these items.  Landing fees, hull and liability insurance and aircraft property tax costs are pass through costs and included in our fixed-fee services revenue. We do not record fuel expense and the related revenue for the American operations.

As of December 31, 2013, 41 of the 47 aircraft are in service; the remaining six aircraft begin service between January 2015 and May 2015. Unless otherwise extended or amended, the E175 code-share agreement terminates on the 12th anniversary of the implementation date of each aircraft with terms expiring between July 2025 and February 2027. American has the option of extending the E175 agreement with respect to each aircraft, for up to two additional two year terms. The agreement is subject to early termination under various circumstances.

On February 28, 2014, the Company announced that it had entered into an Amendment to the Amended and Restated Air Services Agreement with American Airlines Group, Inc. dated as of June 12, 2002. In the Amendment, the parties agreed to remove 15 E140 aircraft from service under the Air Services Agreement between March 2014 and August 2014. Upon removal of the last of the American Removed Aircraft, the Air Services Agreement terminated.

The Delta Code-Share Agreements

As of December 31, 2014, we operated 41 E145 aircraft, 14 E170 aircraft, and 16 E175 aircraft for Delta under fixed-fee code-share agreements.  As of December 31, 2014, we provided 367 flights per day as Delta Connection.

Unless otherwise extended or amended, the code-share agreement for the E145 aircraft terminates in May 2016. Delta may terminate the code-share agreements at any time, with or without cause, if it provides us 180 days written notice, for the E145 regional jet code-share agreement, or after July 2015 for the E175 regional jet code-share agreement. With respect to the E145 agreement, if Delta chooses to terminate any aircraft early, it may not reduce the number of aircraft in service to less than 12 during the 12-month period following the 180 days initial notice period unless it completely terminates the code-share agreement. We refer to this as Delta's partial termination right.

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

On December 11, 2014, the Company entered into Amendment Number Seven to the Delta Connection Agreement with Delta Airlines, Inc. dated as of January 20, 2005. Under the Agreement, the Company operates 14 E170 and 16 E175 aircraft as Delta Connection. The amendment provides for, among other things, an agreement for Shuttle to operate nine additional E170 aircraft to be placed into service between the third quarter of 2015 and the second quarter of 2016 for a term of six years per aircraft. The amendment also provides for an extension of the air transportation services provided by the Company with respect to the 14 E170 for another four years, for terms ending from May 2021 to October 2021, and extend the 16 E175 aircraft by approximately five years, for terms ending from August 2023 to February 2024. Delta may further extend the service terms for any or all of the 14 E170 and 16 E175 aircraft for an additional five years. The amendment also provides that Delta may purchase any or all of the E175 aircraft for an amount equal to the net book value of such aircraft at the end of the current terms for such aircraft or at any time during the extended terms, in which case Delta would lease the purchased aircraft to the Company for the Company's operation during the remainder of the terms.

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

The United Code-Share Agreement

As of December 31, 2014, we operated 38 E170 aircraft and 28 Q400 aircraft for United under fixed-fee code-share agreements.  As of December 31, 2014, we provided 353 flights per day as United Express.

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

On February 28, 2014, the Company announced that it had entered into the Fifth Amendment to the Capacity Purchase Agreement with United Airlines dated as of July 21, 2006. In the Amendment, the parties agreed to remove 12 E145 aircraft from service under the CPA Agreement on April 1, 2014. Upon removal of the last of the United Removed Aircraft, the CPA Agreement terminated.

On September 16, 2014, the Company announced that it had entered into an Amendment to Capacity Purchase Agreement amending the Capacity Purchase Agreement dated as of May 1, 2012. The amendment provides for the removal from service of the Q400 aircraft operating under the agreement beginning in January 2015 and ending in September 2016, subject to adjustment of the schedule to accommodate the parties operational schedules.
Also, on September 16, 2014, the Company announced that it had entered into a Seventh Amendment to the United Express Agreement, originally entered into on December 28, 2006. Pursuant to the amendment, the Company agreed to operate 50 E175 aircraft under the United Express brand with service to start in mid-2015. The new aircraft, which will seat 76 passengers in a two-class cabin, are expected to be phased into operation at approximately two to three aircraft per month beginning in mid-2015 through the third quarter of 2017. In addition, United has the option to add up to 50 additional E175 aircraft to the United Express Agreement by providing notice to the Company on or before December 31, 2016. Each new aircraft will be subject to the United Express Agreement for 12 years after the date it is placed in service thereunder, subject to United's right to extend the term for any group of 10 aircraft for four years. In January 2015, the Company finalized amendments to its agreements with United and Embraer to increase the number of E175 aircraft deliveries by five, to 55.
In addition to the foregoing provisions, the amendment extends the term of the UA Express Agreement with respect to the 38 existing E170 aircraft the Company is flying for United by approximately three years, with aircraft terms expiring between September 2019 and December 2022.
United has a call option to assume our ownership or leasehold interest in certain aircraft if we wrongfully terminate the code-share agreements or if United terminates the agreements for our breach for certain reasons.
Concentrations

As of December 31, 2014, substantially all fixed-fee service revenues are derived from code-share agreements with Delta, US Airways/American, and United.  Termination of any of these code-share agreements could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

The following sets forth our Partners' regional airline services revenue and accounts receivable as a percentage of total regional airline services revenue and net receivables:

Revenues for the years ended:	Delta	United	US Airways/American
December 31, 2014	24%	29%	43%
December 31, 2013	24%	31%	35%
December 31, 2012	19%	27%	34%

Receivables as of:
December 31, 2014	4%	3%	26%
December 31, 2013	7%	23%	19%

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation—The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries, Chautauqua Airlines, Shuttle America, and Republic Airline. Frontier Airlines is also included in the consolidated financial statements as discontinued operations until the sale on December 3, 2013.  Intercompany transactions and balances are eliminated in consolidation.

Risk Management—The Company has recorded settlements of treasury lock agreements from prior periods within accumulated other comprehensive loss.  Such amounts are reclassified to interest expense over the term of the respective aircraft debt.  During 2014, 2013 and 2012, the amount reclassified to interest expense was not material to the financial statements.

Cash and Cash Equivalents—Cash equivalents consist of money market funds and short-term, highly liquid investments with maturities of three months or less when purchased and approximates fair value. Substantially all of our cash is on hand with two banks.

Supplemental Statement of  Cash Flow Information:

	Years ended December 31,
(amounts in millions)	2014	2013	2012
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid-net of amount capitalized	$110.1	$108.2	$116.1
Income taxes paid-net of refunds	0.8	2.1	0.1
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Inventory and other equipment sold for aircraft and other equipment manufacturer credits (1)	—	42.8	—
Other equipment acquired through manufacturer credits	23.1	11.6	—
Manufacturer credits applied to the purchase of aircraft	17.1	8.7	—
Engines received and not yet paid	—	5.8	—
Issuance of convertible debt	—	—	22.9
Chautauqua restructuring asset - Aircraft Manufacturer's Incentive	—	12.0	86.4
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

Receivables primarily consist of amounts due from our partners, OEMs and insurance providers. We provide an allowance for uncollectible accounts equal to the estimated losses expected to be incurred based on historical write-offs and other specific analysis. Bad debt expense and write-offs were not material for the years ended December 31, 2014, 2013 and 2012.

Inventories consist of spare parts and supplies, which are charged to expense as they are used in operations. Inventories are valued at the lower of cost or net realizable value using an average cost methodology.  An allowance for obsolescence is provided to reduce inventory to estimated net realizable value. As of December 31, 2014 and 2013, this reserve was $27.0 million and $22.6 million, respectively.

Prepaid Expenses and Other Current Assets consist of prepaid expenses, primarily deposits, facility and engine rent, and other current assets.

Aircraft and Other Equipment is carried at cost. Incentives received from the aircraft manufacturer are recorded as reductions to the cost of the aircraft.  Depreciation for aircraft is computed on a straight-line basis, to an estimated residual value, over the estimated useful life of 16.5 to 20 years. Depreciation for other equipment, including rotable parts, is computed on a straight-line basis, to an estimated residual value, over the estimated useful lives of three to ten years. Leasehold improvements are amortized over the expected life or lease term, whichever is shorter. Interest related to deposits on aircraft on firm order from the manufacturer is capitalized and was not material for the years ended December 31, 2014, 2013 and 2012, respectively. See Note 5.

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

Long-Lived Assets—Management reviews long-lived assets for possible impairment, if there is a triggering event that detrimentally affects operations. The primary financial indicator used by the Company to assess the recoverability of its long-lived assets held and used is undiscounted future cash flows from operations. The amount of impairment, if any, is measured based on carrying value over the estimated fair value.

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

Accumulated Other Comprehensive Loss—The Company had accumulated other comprehensive loss relating to treasury lock agreements of $0.5 million and $0.8 million (net of tax), as of December 31, 2014 and 2013, respectively; and $1.7 million and $1.8 million (net of tax), relating to the pension plan as of December 31, 2014 and 2013, respectively.

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

Aircraft Maintenance and Repair charges are expensed as incurred under the direct expense method. Engines and certain airframe component overhaul and repair costs are subject to power-by-the-hour contracts with external vendors and are expensed as the aircraft are flown.  The Company also has refundable deposits related to leased aircraft.  Deposits are reimbursed based on the specific event for each specified deposit, as determined by the lease. As of December 31, 2014, the Company has evaluated the carrying amount of maintenance deposits and believes the deposits are recoverable when the future maintenance event occurs and the Company is reimbursed. The Company has determined that it is probable that substantially all maintenance deposits will be refunded through qualifying maintenance activities.  This analysis was performed by lease and by deposit type. The Company will continue to evaluate whether it is probable the deposits will be returned to reimburse the costs of the maintenance activities incurred.  Deposits will be recognized as additional expense when they are less than probable of being returned.

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

Under the Company’s code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  The Company has concluded that a component of its fixed-fee service revenues under the agreements discussed above is rental income, inasmuch as the agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during 2014, 2013 and 2012 was $433.7 million, $386.8 million, and $338.5 million, respectively, and has been included in fixed-fee service revenues in the Company’s consolidated statements of operations.

Other Revenue—Other revenue primarily consists of revenue related to lease revenue for aircraft leased under operating leases.

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

Net Income (Loss) per Common Share is based on the weighted average number of shares outstanding during the period.  The following is a reconciliation of the diluted net income (loss) per common share computations:

	For the Years Ended December 31,
(in millions)	2014	2013	2012
Income from continuing operations	$64.3	$48.3	$31.3
Income (loss) from discontinued operations, net of tax	—	(21.6)	20.0
Net income	$64.3	$26.7	$51.3

Reduction in interest expense from convertible notes (net of tax)	0.8	2.0	1.3

Net income after assumed conversion	$65.1	$28.7	$52.6

Weighted-average common shares outstanding for basic net income per common share	49.8	49.2	48.5
Effect of dilutive employee stock options	0.4	0.7	0.2
Effect of dilutive convertible notes	2.2	4.7	2.7
Adjusted weighted-average common shares outstanding and assumed conversions for diluted net income per common share	52.4	54.6	51.4

Income (loss) per share - basic:
Income from continuing operations	$1.29	$0.98	$0.65
Income (loss) from discontinued operations, net of tax	—	(0.44)	0.41
Net income per share - basic	$1.29	$0.54	$1.06

Income (loss) per share - diluted:
Income from continuing operations	$1.24	$0.92	$0.63
Income (loss) from discontinued operations, net of tax	—	(0.40)	0.39
Net income per share - diluted	$1.24	$0.52	$1.02

The Company excluded 2.5 million, 3.3 million, and 4.1 million of employee stock options from the calculation of diluted net income (loss) per share due to their anti-dilutive impact for the years ended December 31, 2014, 2013, and 2012, respectively.

The Company had two convertible notes with face values of $22.3 million and $25.0 million that were convertible in whole or in part, at the option of the holder, for up to 2.2 million and 2.5 million shares, respectively, of the Company’s common stock, which were both redeemed during 2014. The convertible note payable for 2.5 million shares was issued in November of 2012, and it was dilutive for the twelve months ended December 31, 2014 and December 31, 2013. The convertible note payable for 2.2 million shares was anti-dilutive for the twelve months ended December 31, 2014, and dilutive for the twelve months ended December 31, 2013 and 2012, respectively.

On April 7, 2014, the board authorized management to utilize up to $75 million to buy back shares and/or early retire convertible debt during the twelve months thereafter. The authorization approved Company repurchases of up to $50 million of common shares and retirements of up to $50 million of convertible notes, or combination thereof. Also, on April 7, 2014, the Company redeemed the convertible note with a face value of $22.3 million, by paying $22.3 million of cash.

On October 28, 2014, the Company redeemed the convertible note with a face value of $25.0 million, by paying $26.5 million in cash. At the time of redemption the convertible note had a nominal value of $28.0 million, which included accrued interest.

Segment Information—As a result of the sale of Frontier there is only one reportable segment for the scheduled transportation of passengers under code-share agreements.

Fair Value of Financial Instruments—The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash, receivables, and accounts payable approximate fair values because of the immediate or short-term maturity of these financial instruments.

Accounting Pronouncements—In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The objective of this update is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. It is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and the Company is still evaluating the impact to the consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after Requisite Service Period . The update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to rewards with performance conditions that affect vesting to account for such awards. The Performance Target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. It is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and the impact to the consolidated financial statements is not expected to be material.

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

In January 2014, the FASB issued ASU 2014-05, Service Concession Arrangements (Topic 853), a consensus of the FASB Emerging Issues Task Force . The objective of the update is to specify that an operating entity should not account for a service concession arrangement within the scope of this update as a lease in accordance with Topic 840, Leases. It is effective for fiscal years beginning after December 15, 2014, and the impact to the consolidated financial statements was not material.

In July 2013, the FASB issued ASU 2013-11–Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The standard provides updated guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. It became effective for fiscal years beginning after December 15, 2013, and the impact to the consolidated financial statements was not material.

3. FAIR VALUE MEASUREMENTS

Accounting Standards Codification ("ASC") Topic 820, “Fair Value Measurements and Disclosures” requires disclosures about how fair value is determined for assets and liabilities and a hierarchy for which these assets and liabilities must be grouped is established.  The Topic establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1	quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2	quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	unobservable inputs for the asset or liability.

The following table sets forth information regarding the Company's assets (liabilities) measured at fair value on a recurring basis (in millions):

Fair Value of Assets on a Recurring Basis	December 31, 2014	Level 1	Level 2	Level 3
Chautauqua restructuring asset	$81.2	$—	$—	$81.2

Fair Value of Assets on a Recurring Basis	December 31, 2013	Level 1	Level 2	Level 3
Chautauqua restructuring asset	$79.6	$—	$—	$79.6

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
The Company elected the fair value option under ASC 825-10, "Financial Instruments" for the agreement related to its 28 owned aircraft because management believes the fair value option provides the most accurate representation of the economic benefit of this agreement to Chautauqua in the Company's financial statements. Under the fair value option, the Company recorded an $86.4 million asset representing the combined fair value of expected future cash inflows under the agreement, net of the value of the Company's obligations attributable to the call rights on the 28 aircraft. The recurring fair value measurement of this agreement has been calculated using an income approach, which requires the use of subjective assumptions that are considered level 3 inputs. Fair values have been estimated by discounting the cash flows expected to be received over the term of the agreement, using a discount rate based on observable yields on instruments bearing comparable risks and credit worthiness of the counterparty. Critical assumptions used in the fair value measurement primarily include the amount and timing of cash inflows, the discount rate and the probability of whether the call option on the restructured aircraft will be exercised by the counterparty. A change in these assumptions could result in a significantly higher or lower fair value measurement, which would result in a gain or loss during the period in which the assumption changes. A 100 basis point change in the discount rate used would have changed the fair value of the restructuring asset by approximately $2.0 million as of December 31, 2014. Similarly, a change in the assumed probability of whether the call option on the restructured aircraft will be exercised could result in either a gain or loss of up to $3.2 million per aircraft during the period in which that assumption changed.
In March 2013, the agreement was amended, which resulted in a $12.0 million increase in the restructuring asset under the fair value option. The $12.0 million increase represents the fair value of expected future cash inflows under the amendment. In addition, this amendment resulted in a $12.0 million deferred credit that will amortize as a reduction to the basis of future aircraft deliveries through second quarter of 2015.

On February 11, 2014, the Company announced the early termination of its 44 to 50 seat fixed-fee agreements with United Airlines and American Airlines, which were scheduled to terminate in 2014. These agreements began to wind down in March 2014 and resulted in the grounding of 27 small jet aircraft. The Company notified the counterparty that 15 of the 27 aircraft to be grounded are subject to this agreement and callable by the counterparty. The Company was notified by the counterparty during the first quarter of 2014 that it did not intend to exercise its call option on these aircraft. The Company recorded a fair value gain of $18.4 million for the twelve months ended December 31, 2014, which represents the fair value of the increase in cash flows expected to be received over the remaining term of the agreement, due to the counterparty's obligation to increase its payment to the Company for aircraft that cease to have applicable capacity purchase agreement reimbursement rates.
As of December 31, 2014, the Company would owe approximately $36.7 million under certain circumstances of non-performance or voluntary repayment, however, the Company estimated the probability of repayment as remote.
The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements using Level 3 inputs (in millions):

Chautauqua Restructuring Asset	Year Ended December 31, 2014	Year Ended December 31, 2013
Beginning Balance	$79.6	$86.4
Amendment to agreement	—	12.0
Fair value gain	18.4	—
Cash received or other	(16.8)	(18.8)
Ending Balance	$81.2	$79.6

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

	December 31
	2014	2013
Net carrying amount	$2,339.2	$2,166.8
Estimated fair value	2,215.0	2,099.8

Aircraft and Other Assets Impairment - Nonrecurring - In December 2014, we recorded a $27.7 million impairment charge primarily related to our decision to substantially reduce the operations of Q400 and E190 aircraft over the next few years. In evaluating these aircraft and other equipment for impairment, we estimated their fair value by utilizing a market approach considering (1) published market data generally accepted in the airline industry, (2) recent market transactions, where available, and (3) the overall condition, maintenance record and age of the aircraft and other equipment. These aircraft are classified in level 3 of the three-tier fair value hierarchy.

In March 2014, we recorded a 19.9 million impairment charge related to our decision to permanently park our owned E140 fleet in March 2014, impairing these aircraft to zero.

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

There were no aircraft and other asset impairment charges recorded for the year ended December 31, 2012.

($ in millions)
		Fair Value Measurements Using
Description	Year ended December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Long-lived assets abandoned - E140	$—			$—	$(19.9)
Long-lived assets held and used - Q400	49.7			49.7	(13.3)
Long-lived assets held and used - E190	101.6			101.6	(14.4)
					$(47.6)
		Fair Value Measurements Using
Description	Year ended December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Long-lived assets held and used	$152.5			$152.5	$(12.0)

4. DISCONTINUED OPERATIONS

In October, 2013, the Company entered into a stock purchase agreement for the sale of Frontier Airlines Holdings, Inc. (“Frontier”) to an affiliate of Indigo Partners LLC and the sale was completed on December 3, 2013. As a result the Company reported Frontier as discontinued operations on the consolidated statement of operations and consolidated statement of cash flows for all periods presented.

Summarized financial information for discontinued operations is shown below:

($ in millions)	Years Ended
	2013	2012
Total operating revenue	$1,217.5	$1,433.5

Income from discontinued operations before tax(2)	$50.9	$35.0
Income tax expense	18.7	15.0
Income from discontinued operations	32.2	20.0

Loss on disposal from discontinued operations (1)	(53.8)	—

Total discontinued operations, net of tax	$(21.6)	$20.0

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

Pursuant to the terms of the stock purchase agreement between the Company and Falcon Acquisition Group, Inc. ("Buyer"), the Company and Buyer finalized the share purchase price in the fourth quarter of 2014.  The final share purchase price did not result in an adjustment to the share purchase price. In addition, the stock purchase agreement contains an obligation for the Company to indemnify the Buyer under certain circumstances and subject to certain conditions and limitations.  With certain exceptions that are not subject to any limitation, the Company's indemnity obligation is capped under the stock purchase agreement at a maximum of $25.0 million.  However, the Company believes that the likelihood that it will be required to make any payment of significant indemnification claims under the stock purchase agreement is remote and therefore the Company has not recorded any contingent liabilities for Buyer’s indemnification claims as of December 31, 2014.

Republic has retained all liabilities for all United States federal and foreign income tax on income prior to separation, as well as certain non-income taxes attributable to Frontier's business. Frontier generally will be liable for all other taxes attributable to its business. In connection with the separation, Republic separated its defined contribution plan from Frontier's business.

Republic and Frontier entered into a transition services agreement pursuant to which Republic provided Frontier, on an interim transitional basis, various services. Transition services were provided for nine months from the closing with an option for extension by the recipient. The transition services agreement was extended for certain information technology and operation support through December 31, 2014. Services provided by Republic under the original agreement included certain information technology, operations and back office support. Billings by Republic under these transitional services agreements of $2.8 million for the year ended December 31, 2014, are recorded as a reduction of the costs to provide the respective service in the applicable expense category in the Condensed Consolidated Statements of Operations. This transitional support enabled Frontier to establish its stand-alone processes for various activities that were previously provided by Republic and did not constitute significant continuing involvement in Frontier’s operations.

5. AIRCRAFT AND OTHER EQUIPMENT

Aircraft and other equipment, excluding other equipment held for sale, consist of the following as of December 31 (in millions):

	2014	2013
Aircraft	$3,644.8	$3,221.8
Flight equipment	171.7	173.8
Office equipment and leasehold improvements	44.4	44.8
Total aircraft and other equipment	3,860.9	3,440.4
Less accumulated depreciation and amortization	(1,000.0)	(876.8)
Aircraft and other equipment—net	$2,860.9	$2,563.6

Aircraft and other equipment depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 was $173.0 million, $150.7 million, and $160.0 million, respectively. In December 2014, March 2014 and September 2013, we recorded $27.7 million, $19.9 million and $12.0 million in impairment charges, respectively, as discussed in Note 3. The Company also recorded a $5.8 million loss on the sale of two E190 aircraft that was recorded in impairment charges and other.

6. INTANGIBLE AND OTHER ASSETS

Intangible and other assets as of December 31, 2014 and 2013 consist of the following (in millions):

	2014	2013
Indefinite-lived intangible assets:
Airport slots	$9.0	$9.0
Other assets:
Aircraft pre-delivery deposits	57.5	30.0
Aircraft lease and long-term deposits	26.0	38.4
Chautauqua restructuring asset - See Note 3	81.2	79.6
Prepaid aircraft rents	27.8	34.5
Debt issue costs and other non-current assets	19.2	25.3
Total Other assets	211.7	207.8
Intangible and other assets	$220.7	$216.8

7. ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31 (in millions):

	2014	2013
Accrued wages, benefits and related taxes	$29.0	$29.2
Accrued maintenance	37.6	50.2
Accrued interest payable	18.0	18.1
Deferred revenue	19.9	23.8
Other	38.4	42.5
Total accrued liabilities	$142.9	$163.8

8. DEBT

The weighted average rate of debt for aircraft financings for December 31, 2014 and 2013, was 5.38% and 5.76%, respectively.

Debt consists of the following as of December 31 (in millions):

Secured debt:	2014	2013
Promissory notes payable, collateralized by aircraft, bearing interest at fixed rates ranging from 3.63% to 8.49% at December 31, 2014 and outstanding through 2025, net of unamortized debt discount of $73.4 million. (3)	$2,238.1	$1,995.0

Promissory notes payable, collateralized by aircraft, bearing interest at variable rates based on LIBOR plus a margin, ranging from 1.80% to 1.82% at December 31, 2014 and outstanding through 2020.	41.6	80.0

Promissory notes payable, collateralized by eligible spare parts and equipment, bearing interest at fixed rates ranging from 5.25% to 8.38% as of December 31, 2014 and outstanding through 2020.	53.7	37.0

Promissory notes payable, collateralized by eligible spare parts and equipment, bearing interest at a variable rate of LIBOR plus a margin, ranging from 3.61% to 5.34% as of December 31, 2014 and outstanding through 2018.	3.4	4.3

Other	2.4	3.7
Total debt secured by aircraft and parts	2,339.2	2,120.0

Unsecured debt:
Convertible note payable, bearing interest at a fixed rate of 8%, due in full in July 2014. (1)	—	22.3

Convertible note payable, bearing interest at a fixed rate of 6%, face value of $25.0 million, net of discount $0.5 million, due in full in 2019. (2)	—	24.5

Total unsecured debt	—	46.8

Total debt	2,339.2	2,166.8
Current portion	309.0	276.2
Long term debt, less current portion	$2,030.2	$1,890.6

(1) The Company redeemed the convertible note by paying $22.3 million of cash on April 7, 2014 as discussed in Note 2.
(2) The Company redeemed the convertible note by paying $26.5 million in cash on October 28, 2014, which included accrued interest as discussed in Note 2.

(3)	The Company entered into financing agreements to borrow $569.2 million for 22 E175 aircraft and other equipment primarily for the American E175 fixed-fee agreement and other equipment.

Included in the current portion of long term debt as of December 31, 2014, are approximately $28.7 million of aircraft related debt obligations that the Company expects to refinance.

The Company has outstanding letters of credit as of December 31, 2014 and 2013 totaling $14.1 million and $17.0 million, respectively, that are collateralized by restricted cash.

Future maturities of debt are payable, as follows for the years ending December 31 (in millions):

	Total Secured Debt	Amortization of Debt Discount, net
2015	$321.2	(12.2)
2016	303.0	(11.2)
2017	352.8	(10.1)
2018	295.0	(9.0)
2019	339.5	(7.9)
Thereafter	801.1	(23.0)
Total	$2,412.6	$(73.4)	$2,339.2

9. COMMITMENTS

As of December 31, 2014, the Company leased 76 aircraft and 29 spare engines with varying terms extending through 2024 and terminal space, operating facilities and office equipment with terms extending through 2033 under operating leases. The components of rent expense for the years ended December 31 are as follows (in millions):

	2014	2013	2012
Aircraft and engine rent	$126.0	$122.6	$110.7
Other	10.3	11.7	9.2
Total rent expense	$136.3	$134.3	$119.9

The Company has long-term maintenance agreements with an avionics equipment manufacturer and maintenance provider that has a guaranteed minimum annual flight hour requirement. The minimum guaranteed amount based on the Company's current operations is $2.6 million per year through December 2016 for the E145 family of aircraft and $10.3 million per year through December 2014 for the E170 family of aircraft.

The following table represents our maintenance agreements for engines, auxiliary power units ("APU") and other airframe components for our E140/145, E170/175 and Q400 aircraft:

Expiration Date of Agreement:
Maintenance Agreements	E140/145	E170/175	Q400
Engines	December 2017(2)	March 2027(3)	June 2021(2)
APU	December 2016	July 2019	July 2021
Avionics	December 2017	April 2023	NA(1)
Wheels and Brakes	December 2019	January 2022	August 2022 (4)
Parts Pooling	December 2017	February 2027	July 2021
Emergency Slides	NA(1)	December 2024	NA(1)
Tires	NA(1)	NA(1)	July 2021
Propellers	NA(1)	NA(1)	July 2021

(1) Agreements do not exist for the specified maintenance item for the related aircraft type.
(2) Maintenance agreements for engines include life limited parts ("LLPs") for E140/145 and Q400 aircraft. As of
December 31, 2014 and 2013, we had maintenance deposits of $53.2 million and $36.6 million, respectively, for the future replacement of LLPs.

(3)	Maintenance agreements for engines on United and Delta E175 aircraft expire December 2018, US Airways E175 aircraft expire December 2022, and American E175 aircraft expire March 2027.

(4)	Q400 maintenance agreements do not include wheels.

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

Total payments under these long-term maintenance agreements were $173.0 million, $163.8 million, and $119.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As part of the Company's lease agreements, the Company typically indemnifies the lessor of the respective aircraft against liabilities that may arise due to changes in benefits from tax ownership or tax laws of the respective leased aircraft. The Company has not recorded a liability for these indemnifications because they are not estimable. The Company is responsible for all other maintenance costs of its aircraft and must meet specified return conditions upon lease expiration for both the air frames and engines. The Company recorded a liability for the return conditions of $2.3 million as of December 31, 2014 for maintenance commitments on three E190 aircraft that will be returned to the lessor in 2015.

Future minimum payments under non-cancelable operating leases are as follows for the years ending December 31 (in millions):

	Aircraft	Other	Total
2015	$106.5	$16.2	$122.7
2016	101.6	15.1	116.7
2017	87.8	13.1	100.9
2018	77.1	12.0	89.1
2019	73.9	9.9	83.8
Thereafter	103.9	44.5	148.4
Total	$550.8	$110.8	$661.6

As of December 31, 2014, the Company has leased eight E145 aircraft, three E170 aircraft, and three E190 aircraft to a foreign airline, and it has leased one E135 aircraft and three E145 aircraft to domestic airlines. As of December 31, 2014, the total amount of minimum rentals to be received in the future under non-cancelable leases is $104.0 million.  During the years ended December 31, 2014, 2013, and 2012, the Company recognized $20.1 million, $18.7 million and $15.9 million, respectively, of lease income that is included in other revenue in the consolidated statements of operations.

As of December 31, 2014, the Company has firm orders to purchase 40 CS300 aircraft that have scheduled delivery dates beginning in early 2015 and continuing through 2017. In January 2014, Bombardier announced that the aircraft would not be expected into service until early 2016. The Company has stopped making pre-delivery deposit payments on these aircraft.

The Company also has a commitment for 47 Embraer E175 aircraft (of which 41 have been delivered as of December 31, 2014) under the American Eagle brand that have scheduled delivery dates currently and through the second quarter of 2015. In addition, the Company has a commitment for 55 Embraer E175 aircraft under the United brand that have scheduled delivery dates between the third quarter of 2015 and the third quarter of 2017. The Company also has a commitment to acquire 11 spare aircraft engines (of which three have been delivered as of December 31, 2014) and expects to take delivery of four engines in 2015, three engines in 2016, and one engine in 2017.

The following table displays the Company's future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due By Period

	2015	2016	2017	2018	2019	Total
Debt or lease financed aircraft under purchase obligations (1)	$554.2	$2,447.0	$1,385.5	$—	$—	$4,386.7
Engines under firm orders	24.6	21.0	7.0	—	—	52.6
Total contractual obligations for aircraft and engines	$578.8	$2,468.0	$1,392.5	$—	$—	$4,439.3
(1) Represents delivery of CS300s based on estimated service date of early 2016.

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

As of December 31, 2014, approximately 71% of the Company's workforce is employed under union contracts. The union contracts for our pilots is currently amendable. Although we have never had a work interruption or stoppage, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. If we are unable to reach agreement with any of our unionized work groups on the amended terms of their collective bargaining agreements, we may be subject to work interruptions and/or stoppages. Any sustained work stoppages could adversely affect our ability to fulfill our obligations under our fixed-fee and pro-rate agreements and could have a material adverse effect on our financial condition and results of operations.

The Company is currently in a labor dispute with the International Brotherhood of Teamsters ("IBT") Local 357, which represents all of our pilots.  On April 4, 2014, the Company announced that members of the IBT Local 357 failed to ratify a proposed four-year pilot labor agreement, which would have increased pay, improved work rules and allotted a significant signing bonus to our pilots.  Our inability to pay our pilots, especially our new hire first officers, market level wages is negatively impacting our ability to hire qualified pilots and operate the number of aircraft our Partners desire for us to fly under fixed-fee agreements.  In 2014, we did not renew agreements to operate 27 ERJ aircraft and permanently parked 15 E140 aircraft, temporarily parked 12 E145 aircraft and temporarily parked an operational spare. The Company may need to park additional ERJ aircraft in 2015 and 2016 as a result of the current labor dispute, which could cause us to fail to meet the required performance levels under our CPAs.

11. CAPITAL STOCK AND STOCK OPTIONS

The following table summarizes common stock activity for the years ended December 31, 2014, 2013, and 2012:

(in millions)	Common Stock
	2014	2013	2012
Beginning balance	49.5	48.6	48.4
Shares issued for stock options exercised	0.4	0.7	—
Vesting of restricted stock and other	0.1	0.2	0.2
Ending balance	50.0	49.5	48.6

Employee Stock Options

The 2002 Equity Incentive Plan expired on April 19, 2012 with 22,434 shares available to be issued. These shares were canceled in April of 2012 and as of December 31, 2014, there are no shares available for future issuance under the 2002 plan.

On December 23, 2013, the Company filed a registration statement for 3.5 million additional shares, increasing the total shares available for granting under the 2007 Equity Incentive Plan to 8.5 million, of which 2,596,474 shares, remain available for issuance under the plan as of December 31, 2014. Stock options granted typically vest ratably between 36 and 48 months and are granted with exercise prices equal to market prices on the date of grant. The options normally expire 10 years from the date of grant.  Options are typically granted to officers and key employees selected by the Compensation Committee of the Board of Directors, and outstanding options have exercise prices ranging from $4.10 to $20.27.

Non-employee Director Stock Options

For 2012, the non-employee directors received 2,500 stock options on the first trading day after the annual meeting of stockholders at which they were re-elected as non-employee directors. These options vest ratable over 12 months of continuous service. The non-employee director options are exercisable until 10 years from the date of grant. Beginning in 2013, the equity portion of the non-employee directors' compensation is payable in restricted stock.

The following table summarizes option activity under the stock option plans as of December 31, 2014:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Contractual Term (in years)
Outstanding at January 1, 2014	4,176,666	$13.50
Granted	135,750	10.53
Exercised	(900,801)	10.48
Forfeited	(276,110)	13.43
Outstanding at December 31, 2014	3,135,505	$14.25	$6.9	6.18

Vested or expected to vest at December 31, 2014	3,095,611	$14.31	$6.7	6.11

Exercisable at December 31, 2014	2,671,717	$14.90	$5.0	5.39

The intrinsic value of options exercised during the years ended December 31, 2013 and 2012 was not material.

There were 3,513,999 and 3,790,942 options exercisable at December 31, 2013 and 2012, respectively. The weighted average exercise price for the options exercisable at December 31, 2013 and 2012 was $14.26 and $13.59, respectively. The remaining contractual life for the options outstanding at December 31, 2013 and 2012 was 4.63 years and 4.91 years, respectively.

During the years ended December 31, 2014, 2013 and 2012, $0.9 million ($0.5 million net of tax), $1.2 million ($0.7 million net of tax) and $1.2 million ($0.7 million net of tax), respectively, was charged to expense relating to the stock option plans. The Company has a policy of issuing new common shares to satisfy the exercise of stock options.  At December 31, 2014 there was $1.8 million of unrecognized stock-based employee compensation expense for unvested stock options, and the expected remaining expense period is 4 years. The Company did not recognize excess tax benefits related to stock option exercises for the last 3 years due to net operating losses.

The weighted average grant date fair value of options granted in 2014, 2013 and 2012 was $4.80, $5.28, and $2.02, respectively. The Company estimates the fair value of stock options issued using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Dividends were based on an estimated dividend yield. The risk-free rates for the periods within the contractual life of the option are based on the U.S. Treasury rates in effect at the time of the grant. The forfeiture rate is based on historical information and management’s best estimate of future forfeitures. The expected term of options granted is derived from historical exercise experience and represents the period of time the Company expects options granted to be outstanding. Option valuation models require the input of subjective assumptions including the expected volatility and lives.

The following assumptions were used to value stock option grants during the following periods:

	December 31,
	2014			2013			2012
Dividend yield	—%			—%			—%
Expected volatility	56%	-	58%	59%	-	62%	59%	-	62%
Risk-free interest rate	1.7%	-	1.8%	0.9%	-	1.4%	0.6%	-	1.0%
Expected life (in years)	4	-	5	4	-	5	4	-	5

Restricted Stock Grants

Restricted stock awards have been granted to certain of our officers, directors, and key employees.  Restricted stock awards are grants of shares of our common stock which typically vest over time (generally three or four years).

Non-employee director restricted stock grants

For service in 2013 and 2014 the non-employee directors received restricted stock valued at $50,000, which became vested on the earliest of (a) one year from the date of grant, (b) the date the director ceases to be a board member after at least five years of service and (c) the occurrence of a change in control.

Compensation expense for our restricted stock grants was $3.7 million, $2.8 million, and $1.8 million during the years ended December 31, 2014, 2013 and 2012, respectively.  As of December 31, 2014, we have $6.6 million in total unrecognized future compensation expense that will be recognized over the next three or four years relating to awards for 763,232 restricted shares which were issued but which had not yet vested.

A summary of restricted stock activity under the aforementioned plan is as follows:

Restricted Stock Awards
Unvested at January 1, 2014	846,083
Vested	(317,500)
Issued	293,318
Surrendered	(58,669)
Unvested at December 31, 2014	763,232

The grant date weighted-average fair value per share of restricted stock awards granted during the years ended December 31, 2014, 2013, and 2012, was $10.50, $11.23 and $4.98, respectively.  The total fair value of shares vested during the years ended December 31, 2014, 2013, and 2012, was $3.1 million, $2.8 million, and $0.7 million, respectively.

12. INCOME TAXES

The components of the provision for income tax expense for the years ended December 31 are as follows (in millions):

	2014	2013	2012
Federal:
Current	$—	$—	$—
Deferred	29.6	30.9	13.6
Total Federal	29.6	30.9	13.6
State:
Current	(1.4)	4.1	—
Deferred	(2.5)	(9.8)	6.1
Total State	(3.9)	(5.7)	6.1

Valuation allowance	(4.8)	8.8	0.1
Expense for uncertain tax positions	—	(1.0)	—
Income tax expense	$20.9	$33.0	$19.8

A reconciliation of income tax expense at the applicable federal statutory income tax rate to the tax provision as reported for the years ended December 31 are as follows (in millions):

	2014	2013	2012
Federal income tax expense at statutory rate	$29.8	$28.4	$17.9
State income tax expense, net of federal benefit	2.6	2.7	1.6
Valuation allowance	(4.8)	8.8	0.1
Adjustment to deferred tax liabilities	(3.1)	(8.8)	(5.5)
Change in State tax rate	(4.2)	—	4.3
Permanent tax adjustments	2.0	1.7	1.2
Other	(1.4)	0.2	0.2
Income tax expense	$20.9	$33.0	$19.8

The components of deferred tax assets and liabilities as of December 31 are as follows (in millions):

	2014	2013
DEFERRED TAX ASSETS:
Current:
Nondeductible accruals and deferred revenue	24.6	24.2
Total	24.6	24.2
Valuation allowance	(8.2)	(8.5)

Total current deferred tax assets	$16.4	$15.7

Noncurrent:
Nondeductible accruals and deferred revenue	$27.5	$21.1
Federal and state net operating loss carryforwards, net of liability for uncertain tax positions	453.2	443.4
AMT credits	6.1	6.1
Prepaid rent	8.5	8.6
Deferred credits and other non-current liabilities	5.7	17.4
Other	22.8	23.2
Total	523.8	519.8
Valuation allowance	(174.7)	(182.8)

Total noncurrent deferred tax assets	349.1	337.0

DEFERRED TAX LIABILITIES:
Noncurrent:
Other intangible assets	(3.4)	(3.4)
Maintenance deposits	(20.2)	(14.0)
Accelerated depreciation and fixed asset basis differences for tax purposes	(609.5)	(580.0)

Total noncurrent deferred tax liabilities	(633.1)	(597.4)
Total net noncurrent deferred tax liabilities	$(284.0)	$(260.4)

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

	2014	2013	2012
Balance at January 1,	$7.1	$8.1	$8.1
Additions for tax positions taken in prior years	—	—	—
Reductions for tax positions of prior years	—	(1.0)	—
Balance at December 31,	$7.1	$7.1	$8.1

The following table reconciles the Company’s valuation allowance for the year ended December 31 (in millions):

	2014	2013	2012
Balance at January 1,	$191.3	$182.5	$182.5
Reduction for net operating losses previously reserved that were utilized or expired	(3.6)	—	(0.1)
Additions (deductions) for current year change in estimate	(4.8)	8.8	0.1
Balance at December 31,	$182.9	$191.3	$182.5

The future use of the net operating losses (“NOLs”) acquired from previous acquisitions are limited based on Internal Revenue Code Section 382 due to the change in control that occurred from the acquisitions. Management evaluated the deferred tax assets and determined that more likely than not, certain deferred tax assets would not be utilized and therefore a valuation allowance was required. The net operating losses generated by the Company after the change in control date, generally do not have a related valuation allowance. As of December 31, 2014, the Company has federal NOL carryforwards totaling $1.3 billion, which begin expiring in 2015, and of which approximately $398.0 million are not expected to be realized prior to expiration mostly due to the limitations under Internal Revenue Code Section 382. Therefore, a valuation allowance has been recorded for these net operating loss carryforwards. In 2014, the Company reduced its state effective tax rate, which decreased its net deferred tax asset by approximately $4.2 million. In addition, the Company decreased its valuation allowance related to net operating losses by approximately $8.4 million, of which $3.6 million was attributable to losses that were utilized or expired.

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

 13. RETIREMENT AND BENEFIT PLANS

Defined Contributions Plans — The Company has defined contribution retirement plans covering all employees meeting the eligibility requirements.  The Company matches up to 6% of employees' eligible compensation as defined by the Plan document. Employees are generally vested in matching contributions after three years of service with the Company. Employees are also permitted to make pre-tax deferrals and after-tax Roth contributions of up to 90% (up to the annual Internal Revenue Code limit) of their eligible compensation. The Company's expense under this plan was $6.3 million, $5.9 million, and $5.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Qualified Defined Benefit Plan — The Company has a qualified defined benefit plan. The accrued benefit liability (recorded in deferred credits and other noncurrent liabilities) was $3.4 million and $3.3 million as of December 31, 2014 and 2013, respectively.  The accumulated benefit obligation, projected benefit obligation and fair value of plan assets at December 31, 2014 were $9.9 million, $13.3 million and $9.9 million, respectively. The accumulated benefit obligation, projected benefit obligation and fair value of plan assets at December 31, 2013 were $16.7 million, $16.7 million, and $13.4 million, respectively.

The net periodic benefit cost, employer contributions, and future benefit payments are not material to the Company’s consolidated statements of operations or consolidated financial position.

 14. VALUATION AND QUALIFYING ACCOUNTS

(amounts in millions) Description	Balance at Beginning of Year	Additions Charged to Expense	Deductions		Balance at End of Year
Allowance for doubtful accounts receivables:
12/31/2014	$1.5	$1.4	$(0.3)	(1)	$2.6
12/31/2013	1.3	0.4	(0.2)	(1)	1.5
12/31/2012	$0.5	$0.9	$(0.1)	(1)	$1.3

(1)	Uncollectible accounts written off net of recoveries, if any.

15. SUBSEQUENT EVENTS

On February 26, 2015, the Company received written notice from Delta exercising their right to extend 24 aircraft under the E145 code-share agreement from May 2016 to May 2021.

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

Changes in Internal Control

During the quarter ended December 31, 2014, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The Company's effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION

On February 25, 2015, the Board of Directors designated Ryan A. Willman as its Principal Accounting Officer, effective immediately. Mr. Willman, age 37, joined the Company in October 2012, as Vice President and Corporate Controller. Prior to joining Republic, Mr. Willman held a variety finance roles at BrightPoint, Inc. from 2005 to 2012, most recently serving as the Vice President and Controller of BrightPoint Americas. From 2004 to 2005, Mr. Willman worked in a financial reporting role at Guidant Corporation; and from 1999 to 2004, he was an auditor at Ernst and Young LLP in Indianapolis, Indiana.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information set forth under the caption "Proposal No. 1 - Election of Directors" in the Company's definitive Proxy Statement to be used in connection with the 2015 Annual Meeting of Stockholders is incorporated herein by reference.
Executive Officers

The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of SEC Regulation S-K. This Code of Ethics applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is publicly available on our website at http://www.rjet.com/Investor_Relations/Governance.aspx. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four days of such amendment or waiver.
Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 as amended, requires that the Company's executive officers and directors, and any person who beneficially owns more than ten percent of the Company's common stock, file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors, and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers, directors and owners of more than ten percent of the Company's common stock, we believe that during fiscal 2014 our executive officers, directors and greater than ten percent beneficial owners complied with Section 16(a) except for five late filings with respect to two transactions by Timothy P. Dooley and one transaction each for Lars-Erik Arnell, Daniel Garton and Robert Colin.
Corporate Governance
The information set forth under the caption "Corporate Governance" in the Company's definitive Proxy Statement to be used in connection with the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Executive Compensation" and "Non-Employee Director Compensation for 2014" in the Company's definitive Proxy Statement to be used in connection with the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Beneficial Ownership of Common Stock by Certain Stockholders and Management" in the Company's definitive Proxy Statement to be used in connection with the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be used in connection with the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under "Audit Matters" in the Company's definitive proxy statement to be used in connection with the 2015 Annual Meeting of Stockholders is incorporated herein by reference.
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)  (1) Financial Statements:

The consolidated financial statements of Republic Airways Holdings Inc. are filed as part of this report under Item 8.

(a)  (2) Financial Statement Schedules:

See footnote 14 filed as part of this report under Item 8 for the Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)  Exhibits

Exhibit No.	Description
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

4.3	Form of warrant to purchase shares of common stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc.(i)
4.4	Form of warrant to purchase shares of common stock of Republic Airways Holdings Inc. issued to Delta Air Lines, Inc.(i)
10.1	2002 Equity Incentive Plan.(i)
10.1(a)	Amended and Restated 2007 Equity Incentive Plan. (Incorporated by reference to the Registrant's Form S-1 (File No. 333-193065) filed on December 23, 2013)
10.2	Form of Option Agreement for Non-Employee Directors.(i)
10.3	Form of Option Agreement for Officers.(i)
10.4†	Amended and Restated Air Services Agreement, dated as of June 12, 2002, by and between AMR Corporation and Chautauqua Airlines, Inc.(i)
10.4(a)	Letter Agreement between AMR Corporation and Chautauqua Airlines, Inc. dated July 30, 2002.(i)
10.4(b)†
Side Letter Agreement, dated as of March 26, 2003, by and between AMR Corporation and Chautauqua Airlines, Inc.(Incorporated by reference to the Registrant's Current Report on Form 10-Q filed on November 4, 2008)

10.4(c)†	Amendment to Amended and Restated Air Services Agreement, by and between AMR Corporation and Chautauqua Airlines, Inc., dated as of October 28, 2003.(i)
10.4(d)†
Amendment to the Amended and Restated Air Services Agreement, by and between AMR Corporation and Chautauqua Airlines, Inc., dated as of October 23, 2008. (Incorporated by reference to the Registrant's Quarterly Report on Form 8-K filed on October 29, 2007)

10.4(e)†
Amendment to the Amended and Restated Air Services Agreement between Chautauqua Airlines, Inc. and American Airlines Group Inc. dated as of March 1, 2014. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on May 1, 2014)

10.5†	EMB-145LR Amended and Restated Purchase Agreement Number GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airways Holdings Inc., dated as of April 19, 2002.(i)
10.5(a)†
Partial Assignment and Assumption of Purchase Agreement GCT-025/98, by and between Republic Airways Holdings Inc. and Solitair Corp., and consented to by Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of April 7, 2002.(i)

10.5(b)†	Amendment Number 1 to Amended and Restated Purchase Agreement GCT-025/98 between Republic Airways Holdings Inc and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of June 7, 2002.(i)
10.5(c)†
Amendment Number 2 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airways Holdings Inc., dated as of July 25, 2002.(i)

10.5(d)†
Amendment Number 3 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airways Holdings Inc., dated as of December 18, 2002.(i)

10.5(e)†	Amendment Number 4 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airways Holdings Inc., dated as of May 30, 2003.(i)
10.5(f)†
Amendment Number 5 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airways Holdings Inc., dated as of September 30, 2003.(i)

10.5(g)†
Amendment Number 6 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airways Holdings Inc., dated as of October 31, 2003.(i)

10.5(h)†
Amendment Number 7 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airways Holdings Inc., dated as of December 31, 2003.(i)

10.5(i)†
Amendment Number 8 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airways Holdings Inc., dated as of February 16, 2004.(i)

10.5(j)†
Amendment Number 9 to Amended and Restated Purchase Agreement GCT-025/98, by and between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of May 24, 2004.(Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-122033, which was declared effective on February 1, 2005)

10.5(l)†
Amendment Number 10 to Amended and Restated Purchase Agreement GCT-025/98, by and between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of January 17, 2005.(Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 21, 2005)

10.5(m)†
Amendment No. 11 to Amended and Restated Purchase Agreement GCT-025/98, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airways Holdings Inc., dated May 31, 2005.(Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.6†	Amended and Restated Letter Agreement GCT-026/98, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airways Holdings Inc., dated as of April 19, 2002.(i)
10.6(a)†	Amendment Number 1 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of June 7, 2002.(i)
10.6(b)†	Amendment Number 2 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of July 25, 2002.(i)
10.6(c)†	Amendment Number 3 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of August 29, 2002.(i)
10.6(d)†	Amendment Number 4 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of December 10, 2002.(i)
10.6(e)†	Amendment Number 5 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of April 30, 2003.(i)
10.6(f)†	Amendment Number 6 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of May 30, 2003.(i)
10.6(g)†	Amendment Number 7 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of December 31, 2003.(i)
10.6(h)†	Amendment Number 8 to Amended and Restated Letter Agreement GCT-026/98 between Republic Airways Holdings Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of March 22, 2004.(i)
10.7†
Loan Agreement between Chautauqua Airlines, Inc. and Agência Especial de Financiamento Industrial (FINAME), dated as of December 27, 2001. There are fourteen additional Loan Agreements which are substantially identical in all material respects except as indicated on the exhibit.(i)

10.8
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

10.10†
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

10.12(a)†	First Amendment to the Funding Agreement, dated as of June 11, 2002, by and between Chautauqua Airlines, Inc. and Agência Especial de Financiamento Industrial.(i)
10.13	Agreement, dated as of June 7, 2002, by and between Republic Airways Holdings Inc. and Delta Air Lines, Inc.(i)
10.14	Amendment No. 1 to Agreement between Republic Airways Holdings Inc. and Delta Air Lines, Inc., dated October 1, 2003.(i)
10.15†	Delta Connection Agreement, dated as of June 7, 2002, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc., and Republic Airways Holdings Inc.(i)
10.15(a)†	Amendment No. 1 to Delta Connection Agreement, dated as of February 7, 2003, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc., and Republic Airways Holdings Inc.(i)

10.15(b)†	Amendment Number Two to Delta Connection Agreement, dated September 30, 2003, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc.(i)
10.15(c)†	Amendment Number Three to Delta Connection Agreement, dated March, 2004, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc.(i)
10.15(d)†
Amendment No. 4 to Delta Connection Agreement by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc., dated as of August 12, 2004.(Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.15(e)†
Amendment Number Five to Delta Connection Agreement, as amended, among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc., dated as of December 22, 2004.(Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 29, 2004)

10.15(f)†
Amendment Number Six to Delta Connection Agreement, by and among Delta Air Lines, Inc., Chautauqua Airlines, Inc. and Republic Airways Holdings Inc., dated as of March 12, 2007.(Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 30, 2007)

10.15(g)†
Letter Agreement, by and among Delta Airlines, Inc., Republic Airways Holdings Inc., Chautauqua Airlines, Inc. and Shuttle America Corp., dated as of July 28, 2008.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2008)

10.16
Third Amended and Restated Employment Agreement, dated as of November 2, 2010, by and between the Comapny and Bryan K. Bedford. (Incorporated by reference to the Registrant's Current Report on Form 8-K filed August 18, 2009)

10.16(a)
Amendment to the Employment Agreement between Republic Airways Holdings Inc. and Bryan K. Bedford, dated as of September 24, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2013)

10.16(b)
Amendment to Third Amended and Restated Employment Agreement between Republic Airways Holdings Inc. and Bryan K. Bedford, dated as of February 28, 2014. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on May 1, 2014)

10.16(c)
Fourth Amended and Restated Employment Agreement, between Republic Airways Holdings Inc. and Bryan K. Bedford, dated as of May 31, 2014. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2014)

10.17
Third Amended and Restated Employment Agreement, dated as of November 2, 2010, by and between the Comapny and Wayne C. Heller. (Incorporated by reference to the Registrant's Current Report on Form 8-K filed August 18, 2009)

10.17(a)
Amendment to Employment Agreement between Republic Airways Holdings Inc. and Wayne C. Heller, dated as of September 24, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2013)

10.17(b)
Amendment to Third Amended and Restated Employment Agreement between Republic Airways Holdings Inc. and Wayne C. Heller, dated as of February 28, 2014. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on May 1, 2014)

10.17(c)	Fourth Amended and Restated Employment Agreement, dated as of May 31, 2014, by and between the Company and Wayne C. Heller.
10.18	Employment Agreement, dated April 12, 2011, by and between the Company and Timothy P. Dooley. (Incorporated by reference to the Registrant's Current Report on Form 8-K filed April 18, 2011)
10.18(a)
Amendment to Employment Agreement between Republic Airways Holdings Inc. and Timothy P. Dooley, dated as of September 24, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2013)

10.18(b)
Amendment to Employment Agreement between Republic Airways Holdings Inc. and Timothy P. Dooley, dated as of February 28, 2014. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on May 1, 2014)

10.19	Employment Agreement, dated April 12, 2011, by and between the Company and Lars-Erik Arnell. (Incorporated by reference to the Registrant's Current Report on Form 8-K filed April 18, 2011)
10.19(a)
Amendment to Employment Agreement between Republic Airways Holdings Inc. and Lars-Erik Arnell, dated as of September 24, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2013)

10.20(b)
Amendment to Employment Agreement between Republic Airways Holdings Inc. and Lars-Erik Arnell, dated as of February 28, 2014. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on May 1, 2014)

10.19(c)
Second Amended and Restated Employment Agreement, dated as of May 31, 2014, by and between the Company and Lars-Erik Arnell. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2014)

10.20†	Purchase Agreement DCT-014/2004, by and between Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of March 19, 2004.(i)

10.20(a)†	Amendment No. 1 to Purchase Agreement DCT-014/2004, by and between Embraer — Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of April 28, 2004.(ii)
10.20(b)†	Amendment No. 2 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of dated July 8, 2004.(iii)
10.20(c)†	Amendment No. 3 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of July 30, 2004.(iii)
10.20(d)†	Amendment No. 4 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of August 11, 2004.(iii)
10.20(e)†	Amendment No. 5 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of September 29, 2004.(iii)
10.20(f)†
Amendment No. 6 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 9, 2004.(Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-122033, which was declared effective on February 1, 2005)

10.20(g)†
Amendment No. 7 to Purchase Agreement DCT-014/2004 between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of December 23, 2004.(Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-122033, which was declared effective on February 1, 2005)

10.20(h)†
Amendment No. 8 to Purchase Agreement DCT-014/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of February 28, 2005. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.20(i)†
Amendment No. 9 to Purchase Agreement DCT-014/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of March 31, 2005. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.20(j)†
Amendment No. 10 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasilicica de Aeronáutica S.A. and Republic Airline Inc., dated as of April 30, 2005. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.20(k)†
Amendment No. 11 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of August 30, 2005. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.20(l)†
Amendment No. 12 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of October 7, 2005.(Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.20(m)†
Amendment No. 13 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of October 18, 2005.(Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.20(n)†
Amendment No. 14 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 9, 2005.(Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.20(o)†
Amendment No. 15 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of April 24, 2006.(Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.20(p)†
Amendment No. 16 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of July 21, 2006.(Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.20(q)†
Amendment No. 17 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 14, 2006.(Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006)

10.20(r)†
Amendment No. 18 to Purchase Agreement DCT-014/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of January 12, 2007.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.20(s)†
Amendment No. 19 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of June 22, 2007.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

10.20(t)†
Amendment No. 20 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of October 18, 2007.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.20(u)†
Amendment No. 21 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of June 5, 2008.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2008)

10.20(v)†
Amendment No. 22 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of September 5, 2008.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 4, 2008)

10.20(w)†
Amendment No. 23 to Purchase Agreement DCT-014/2004 by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 10, 2008. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008)

10.21†	Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of March 19, 2004.(i)
10.21(a)†
Amendment No. 1 to Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of July 8, 2004.(Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-122033, which was declared effective on February 1, 2005)

10.21(b)†
Amendment No. 2 to Letter Agreement DCT-015/2004, by and between Republic Airline Inc. and Embraer-Empresa Brasileira de Aeronáutica S.A., dated as of December 23, 2004.(Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-122033, which was declared effective on February 1, 2005)

10.21(c)†
Amendment No. 3 to Letter Agreement DCT-015/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of February 28, 2005.(Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.21(d)†
Amendment No. 4 to Letter Agreement DCT-015/2004, by and between Embraer—Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of April 13, 2005.(Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.21(e)†
Amendment No. 5 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasilicica de Aeronáutica S.A. and Republic Airline Inc., dated as of April 30, 2005.(Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)

10.21(f)†
Amendment No. 6 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline, Inc., dated as of October 18, 2005.(Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.21(g)†
Amendment No. 7 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline, Inc., dated as of November 9, 2005.(Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.21(h)†
Amendment No. 8 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of July 21, 2006.(Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.21(i)†
Amendment No. 9 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of September 19, 2006.(Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006)

10.21(j)†
Amendment No. 10 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline Inc., dated as of November 14, 2006.(Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006)

10.21(k)†
Amendment No. 11 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline inc., dated as of May 29, 2007.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 3, 2007)

10.21(l)†
Amendment No. 12 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline inc., dated as of June 22, 2007.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

10.21(m)†
Amendment No. 13 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline inc., dated as of October 18, 2007.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.21(n)†
Amendment No. 14 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline inc., dated as of June 5, 2008.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 11, 2008)

10.21(o)†
Amendment No. 15 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline inc., dated as of September 5, 2008.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 4, 2008)

10.21(p)†
Amendment No. 16 to Letter Agreement DCT-015/2004, by and between Embraer-Empresa Brasileira de Aeronáutica S.A. and Republic Airline inc., dated as of November 10, 2008.(Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008)

10.22†
United Express Agreement, by and between United Air Lines, Inc. and Shuttle America Corp., dated as of December 28, 2006.(Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006)

10.22(a)†
First Amendment to United Express Agreement, by and between United Air Lines, Inc. and Shuttle America Corp., dated as of August 21, 2007.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.22(b)†
Amendment No. 7 to the United Express Agreement between Shuttle America Corporation and United Airlines, Inc. dated as of September 16, 2014. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on October 29, 2014)

10.23	United Express Agreement, by and between United Air Lines, Inc. and Chautauqua Airlines, Inc., dated as of February 13, 2004. (i)
10.23(a)	Amendment No. 1 to United Express Agreement, by and between United Air Lines, Inc. and Chautauqua Airlines, Inc., dated as of July 6, 2004.(ii)
10.24
Lease Agreement, by and between Chautauqua Airlines, Inc. and the Indianapolis Airport Authority, dated as of December 17, 2004.(Incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-122033, which was declared effective on February 1, 2005)

10.25†
Delta Connection Agreement, dated as of January 13, 2005, by and among Delta Air Lines, Inc., Republic Airline Inc. and Republic Airways Holdings Inc.(Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 20, 2005)

10.25(a)†
Amendment Number One to Delta Connection Agreement, by and among Delta Air Lines, Inc., Shuttle America Corp. (as assignee of Republic Airline Inc.) and Republic Airways Holdings Inc., dated as of March 12, 2007. (Incorporated by reference to the Registrant's Current Report on Form 8-k filed on March 30, 2007)

10.25(b)†
Amendment Number Two to Delta Connection Agreement, by and among Delta Airlines, Inc., Shuttle America Corp. (as assignee of Republic Airline Inc.) and Republic Airways Holdings Inc., dated as of August 21, 2007.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.25(c)†
Letter Agreement, by and among Delta Airlines, Inc., Republic Airways Holdings Inc., Chautauqua Airlines, Inc. and Shuttle America Corp., dated as of March 12, 2007. (Incorporated by reference to the Registrant's Current Report on Form 8-k filed on March 30, 2007)

10.25(d)†
Amendment Number Three to Delta Connection Agreement, by and among Delta Airlines, Inc., Shuttle America Corp. (as assignee of Republic Airline, Inc.) and Republic Airways Holdings, Inc., dated as of January 31, 2011. (Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 15, 2011)

10.25(e)†
Amendment Number Four to Delta Connection Agreement, by and among Delta Airlines, Inc., Shuttle America Corp. (as assignee of Republic Airline, Inc.) and Republic Airways Holdings Inc., dated as of April 26, 2011. (Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 15, 2012, amended on January 14, 2015)

10.25(f)††
Amendment Number Seven to Delta Connection Agreement, by and among Delta Airlines, Inc., Shuttle America Corp. (as assignee of Republic Airline, Inc.) and Republic Airways Holdings Inc., dated as of December 11, 2014.

10.26
Stock Purchase Agreement, dated May 6, 2005, by and among Republic Airways Holdings, inc., Shuttle America Corporation and Shuttle Acquisition LLC.(Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 9, 2005)

10.27†	United Express Agreement, by and between United Air Lines, Inc. and Republic Airline, Inc., dated as of February 9, 2004. (i)
10.27(a)†
Amendment No. 3 to United Express Agreement between United Airlines, Inc. and Republic Airline Inc. and Amendment No. 2 to United Express Agreement between United Airlines, Inc. and Chautauqua Airlines, Inc. dated as of June 22, 2005.(Incorporated by reference to the Registrant’s Registration Statement on Form S-3, file No. 333-126357, which was declared effective on July 18, 2005)

10.28†
Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of September 2, 2005.(Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.28(a)†
Amendment Number One to Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of September 21, 2005.(Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.28(b)†
Second Amendment to Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of July 21, 2006.(Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.28(c)†
Third Amendment to Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of December 19, 2006.(Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006)

10.28(d)††	Fifth Amendment to Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of November 6, 2014.
10.29†
Global Aircraft Transaction Agreement, by and between Republic Airways Holdings Inc. and US Airways, Inc., dated as of September 21, 2005.(Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.30†
Commuter Slot Option Agreement, by and between Republic Airways Holdings Inc. and US Airways, Inc., dated as of September 22, 2005.(Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.31†
Capacity Purchase Agreement, by and between Continental Airlines, Inc., Republic Airways Holdings Inc. and Chautauqua Airlines, Inc., dated as of July 21, 2006.(Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.31(a)†
First Amendment to the Capacity Purchase Agreement, by and among Continental Airlines, Inc., Republic Airways Holdings Inc. and Chautauqua Airlines, Inc., dated as of January 8, 2007.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.31(b)†
Amendment Number Three to Continental Capacity Purchase Agreement by and among Continental Airlines, Inc., Chautauqua Airlines, Inc., and Republic Airways Holdings Inc., dated as of June 30, 2012. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 9, 2012)

10.31(c)†
Amendment No. 5 to the Capacity Purchase Agreement between Chautauqua Airlines, Inc. and United Airlines, Inc. dated as of March 4, 2014. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on May 1, 2014)

10.32
Evidence of Transfer of Claim by Republic Airways Holdings Inc. in favor of JPMorgan Chase Bank, N.A., dated as of April 11, 2007.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.33†
Purchase Agreement No. PA-C006, by and between Bombardier Inc. and Republic Airways Holdings Inc., dated as of February 24, 2010.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2010)

10.34†
Amended and Restated Purchase Agreement COM0190-10 by and between Embraer S.A. and Republic Airline Inc., dated as of January 23, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on April 30, 2013)

10.34(a)†
Amendment No. 1 to Amended and Restated Purchase Agreement COMO190-10 by and between Embraer S.A. and Republic Airline Inc., dated as of January 23, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on April 30, 2013)

10.34(b)†
Amendment No. 2 to Amended and Restated Purchase Agreement COMO190-10 by and between Embraer S.A. and Republic Airline Inc., dated as of January 23, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on April 30, 2013)

10.34(c)†
Amendment No. 3 to Amended and Restated Purchase Agreement COMO190-10 by and between Embraer S.A. and Republic Airline Inc., dated as of January 23, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on April 30, 2013)

10.34(d)†
Amendment No. 7 to the Amended and Restated Purchase Agreement COM0190-10 by and between Embraer S.A. and Republic Airline Inc. dated as of September 16, 2014. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on October 29, 2014)

10.35†
Letter Agreement COM 0191-10, by and between Embraer - Empresa Brasileira de Aeronáutica S.A. and
Republic Airline Inc., dated as of November 3, 2010.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on May 13, 2011)

10.35(a)†
Amendment Number One to Letter Agreement between Embraer S.A. (formerly known as Embraer - Empresa Brasileira de Aeronautica S.A.) and Republic Airline Inc., dated as of March 11, 2011. (Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 15, 2012)

10.35(b)†
Amendment Number Two to Letter Agreement between Embraer S.A. (fromerly known as Embraer - Empresa Brasileira de Aeronautica S.A.) and Republic Airline Inc., dated as of November 16, 2011. (Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 15, 2012)

10.36
Phantom Equity Investment Agreement by and among Frontier Airlines, Inc., Republic Airways Holdings Inc. and FAPAInvest, LLC, dated as of June 1, 2012. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 9, 2012)

10.37
The Capacity Purchase Agreement by and among Continental Airlines, Inc., Republic Airlines, Inc., and Republic Airways Holdings Inc., dated as of May 1, 2012. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 9, 2012, as amended February 25, 2013)

10.37(a)†
Amendment to Capacity Purchase Agreement between Republic Airline Inc. and United Airlines, Inc. dated as of September 16, 2014. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on October 29, 2014)

10.38†
Funding Agreement between Republic Airlines, Inc. and Agencia Especial De Financiamento Industrial-FINAME dated as of July 2, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2013)

10.39†
Loan Agreement between Republic Airlines, Inc. and Agencia Especial De Financiamento Industrial-FINAME dated as of July 2, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2013)

10.40
Security Agreement between Republic Airlines, Inc. and Wells Fargo Bank Northwest, National Association, dated as of July 2, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2013)

10.41
Guaranty Agreement between Republic Airlines, Inc. and Agencia Especial De Financiamento Industrial-FINAME dated as of July 2, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2013)

10.42†
Master Sublease Agreement between Republic Airline Inc. and FLYBE Limited dated as of September 16, 2014. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on October 29, 2014)

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

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated:	February 27, 2015	By:	/s/ Bryan K. Bedford
Bryan K. Bedford
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan K. Bedford
Bryan K. Bedford	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 27, 2015

/s/ Timothy P. Dooley
Timothy P. Dooley	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2015

/s/ Ryan A. Willman
Ryan A. Willman	Vice President and Corporate Controller (Principal Accounting Officer)	February 27, 2015

/s/ Lawrence J. Cohen
Lawrence J. Cohen	Director	February 27, 2015

/s/ Neal S. Cohen
Neal S. Cohen	Director	February 27, 2015

/s/ Douglas J. Lambert
Douglas J. Lambert	Director	February 27, 2015

/s/ Mark L. Plaumann
Mark L. Plaumann	Director	February 27, 2015

/s/ Daniel P. Garton
Daniel P. Garton	Director	February 27, 2015

/s/ Robert L. Colin
Robert L. Colin	Director	February 27, 2015