Form 10-Q
period 2015-03-31
REPUBLIC AIRWAYS HOLDINGS INC
filed 2015-05-08
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

☐  Yes    ☑No

Number of shares of Common Stock outstanding as of the close of business on May 8, 2015: 50,831,637.

All other items of this report are inapplicable.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share and per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$200.7	$223.9
Restricted cash	18.8	21.7
Receivables - net of allowance for doubtful accounts of $2.5 and $2.6, respectively	24.5	20.7
Inventories	62.1	60.9
Prepaid expenses and other current assets	19.3	15.6
Deferred income taxes	16.4	16.4
Total current assets	341.8	359.2
Aircraft and other equipment, net	2,924.0	2,860.9
Maintenance deposits	53.0	53.2
Intangible and other assets, net	227.3	220.7
Total assets	$3,546.1	$3,494.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$302.1	$309.0
Accounts payable	24.8	19.3
Accrued liabilities	159.9	142.9
Total current liabilities	486.8	471.2
Long-term debt - less current portion	2,056.7	2,030.2
Deferred credits and other non-current liabilities	82.5	88.1
Deferred income taxes	288.9	284.0
Total liabilities	2,914.9	2,873.5
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; one vote per share;150,000,000 shares authorized; 60,430,955 and 59,821,243 shares issued and 50,828,304 and 50,024,780 shares outstanding, respectively	—	—
Additional paid-in capital	431.7	427.4
Treasury stock, 9,546,147 shares at cost	(183.9)	(183.9)
Accumulated other comprehensive loss	(2.2)	(2.2)
Accumulated earnings	385.6	379.2
Total stockholders' equity	631.2	620.5
Total liabilities and stockholders' equity	$3,546.1	$3,494.0

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2015	2014
OPERATING REVENUES:
Fixed-fee service	$335.5	$328.4
Other	5.5	9.1
Total operating revenues	341.0	337.5

OPERATING EXPENSES:
Wages and benefits	94.1	89.2
Aircraft fuel	3.7	7.3
Landing fees and airport rents	5.9	7.2
Aircraft and engine rent	31.2	31.1
Maintenance and repair	67.2	64.3
Insurance and taxes	4.9	6.5
Depreciation and amortization	46.0	41.3
Impairment and other charges	—	19.9
Other	46.8	36.5
Total operating expenses	299.8	303.3

OPERATING INCOME	41.2	34.2
OTHER INCOME (EXPENSE):
Interest expense	(30.0)	(29.8)
Fair value gain - restructuring asset	—	18.4
Total other expense	(30.0)	(11.4)

INCOME BEFORE INCOME TAXES	11.2	22.8

INCOME TAX EXPENSE	4.8	8.8

NET INCOME	$6.4	$14.0

NET INCOME PER COMMON SHARE - BASIC	$0.13	$0.28

NET INCOME PER COMMON SHARE - DILUTED	$0.13	$0.26

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2015	2014
NET INCOME	$6.4	$14.0
Other comprehensive income, net:
Reclassification adjustment for income realized on derivatives, net of tax	—	—

TOTAL COMPREHENSIVE INCOME, NET	$6.4	$14.0

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2015	2014

NET CASH FROM OPERATING ACTIVITIES	$57.2	$68.7

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(147.2)	(130.6)
Proceeds from sale of aircraft and other assets	47.9	7.0
Aircraft deposits	(5.0)	—
Change in restricted cash	2.9	(3.1)

NET CASH USED IN INVESTING ACTIVITIES	(101.4)	(126.7)

FINANCING ACTIVITIES:
Payments on debt	(77.5)	(58.1)
Proceeds from debt issuance and refinancing	147.5	116.2
Payments on early extinguishment of debt and refinancing	(50.5)	—
Proceeds from exercise of stock options	3.0	0.4
Other, net	(1.5)	(1.0)

NET CASH FROM FINANCING ACTIVITIES	21.0	57.5

NET CHANGES IN CASH AND CASH EQUIVALENTS	(23.2)	(0.5)
CASH AND CASH EQUIVALENTS—Beginning of period	223.9	276.7
CASH AND CASH EQUIVALENTS—End of period	$200.7	$276.2

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$26.4	$29.1
Income taxes paid	0.2	0.7

NON-CASH INVESTING & FINANCING TRANSACTIONS:
Other equipment acquired through manufacturer credits	5.8	5.8
Manufacturer credit applied to the purchase of aircraft	5.2	3.9

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Business

We are a Delaware holding company organized in 1996 that offers scheduled passenger services through our wholly-owned operating air carrier subsidiaries: Chautauqua Airlines, Inc. ("Chautauqua"), Shuttle America Corporation ("Shuttle") and Republic Airline Inc. ("Republic"). Unless the context indicates otherwise, the terms the "Company," "we," "us," or "our" refer to Republic Airways Holdings Inc. and our subsidiaries.

Certificate Consolidation

On January 1, 2015, Republic completed its consolidation of all Chautauqua Airlines operations onto the Shuttle America operating certificate. All operating aircraft and related employees are now transferred to Shuttle America's operation.

In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal, recurring nature unless otherwise disclosed.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed February 27, 2015.

2. Summary of Significant Accounting Policies

Rental Income – Under the Company’s fixed-fee code-share and fixed-fee charter agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  The Company has concluded that a component of its fixed-fee service revenue under the agreements discussed above is rental income, inasmuch as the agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the three months ended March 31, 2015 and 2014, were $112.9 million and $106.4 million, respectively and have been included in fixed-fee service revenues in the Company’s condensed consolidated statements of operations.

Other Revenue – Other revenue primarily consists of revenue related to lease revenue for aircraft leased under operating leases.

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

Stockholders’ Equity – For the period from December 31, 2014 through March 31, 2015, additional paid-in capital increased to $431.7 million from $427.4 million due to $1.3 million of stock compensation expense and $3.0 million of net proceeds for options exercised, accumulated other comprehensive loss remained at $2.2 million, and accumulated earnings increased to $385.6 million from $379.2 million based on current year-to-date net income.

Net Income Per Common Share – The following table is based on the weighted average number of common shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations (in millions, except per share information):

	Three Months Ended March 31,
	2015	2014
Basic and diluted income per share:

Net income	6.4	14.0

Reduction in interest expense from convertible notes (net of tax)	—	0.5

Net income after assumed conversion	$6.4	$14.5

Weighted-average common shares outstanding for basic net income per common share	50.2	49.6
Effect of dilutive employee stock options and restricted stock	0.5	0.4
Effect of dilutive convertible notes	—	4.9
Adjusted weighted-average common shares outstanding and assumed conversions for diluted net income per common share	50.7	54.9

Net income per share - Basic	$0.13	$0.28

Net income per share - Diluted	$0.13	$0.26

The Company excluded 1.4 million and 3.4 million employee stock options from the calculation of diluted net income per share due to their anti-dilutive impact for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2014, the Company had two convertible notes with face values of $22.3 million and $25.0 million that were convertible in whole or in part, at the option of the holder, for up to 2.2 million and 2.5 million shares, respectively, of the Company’s common stock, which were both redeemed during 2014. The convertible notes payable were dilutive for the three months ended March 31, 2014.

Fair Value Measurements – Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures, requires disclosures about how fair value is determined for assets and liabilities and sets forth a hierarchy for which these assets and liabilities must be grouped.  The Topic establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1	quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2	quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	unobservable inputs for the asset or liability.

The following table sets forth information regarding the Company's assets measured at fair value on a recurring basis (in millions):

Fair Value of Assets on a Recurring Basis	March 31, 2015	Level 1	Level 2	Level 3
Chautauqua restructuring asset	$78.5	$—	$—	$78.5

Fair Value of Assets on a Recurring Basis	December 31, 2014	Level 1	Level 2	Level 3
Chautauqua restructuring asset	$81.2	$—	$—	$81.2

Chautauqua restructuring asset – In October 2012, the Company restructured certain aircraft ownership obligations related to its 50-seat regional jet platform, Chautauqua. In connection with the restructuring, the Company issued a convertible note payable with a face value of $25.0 million, provided call rights on 28 of its owned aircraft and agreed to parent company guarantees related to future minimum lease payments, among other commitments.

The Company elected the fair value option under ASC 825-10, "Financial Instruments" for the agreement related to its 28 owned aircraft because management believes the fair value option provides the most accurate representation of the economic benefit of this agreement to Chautauqua in the Company's financial statements. Under the fair value option, the Company recorded an $86.4 million asset representing the combined fair value of expected future cash inflows under the agreement, net of the value of the Company's obligations attributable to the call rights on the 28 aircraft. The recurring fair value measurement of this agreement has been calculated using an income approach, which requires the use of subjective assumptions that are considered level 3 inputs. Fair values have been estimated by discounting the cash flows expected to be received over the term of the agreement, using a discount rate based on observable yields on instruments bearing comparable risks and credit worthiness of the counterparty. Critical assumptions used in the fair value measurement primarily include the amount and timing of cash inflows, the discount rate and the probability of whether the call option on the restructured aircraft will be exercised by the counterparty. A change in these assumptions could result in a significantly higher or lower fair value measurement, which would result in a gain or loss during the period in which the assumption changes. A 100 basis point change in the discount rate used would have changed the fair value of the restructuring asset by approximately $1.6 million as of March 31, 2015. Similarly, a change in the assumed probability of whether the call option on the restructured aircraft will be exercised could result in either a gain or loss of up to $3.2 million per aircraft during the period in which that assumption changed.

In March 2013 the agreement was amended, which resulted in a $12.0 million increase in the restructuring asset under the fair value option. The $12.0 million increase represents the fair value of expected future cash inflows under the amendment. In addition, this amendment resulted in a $12.0 million deferred credit that amortized as a reduction to the basis of future aircraft deliveries through the first quarter of 2015.

On February 11, 2014, the Company announced the early termination of its 44 to 50 seat fixed-fee agreements with United Airlines and American Airlines, which were scheduled to terminate in 2014. These agreements began to wind-down in March 2014 and resulted in the grounding of 27 small jet aircraft. The Company notified the counterparty that 15 of the 27 aircraft to be grounded are subject to this agreement and callable by the counterparty. The Company was notified by the counterparty during the first quarter of 2014 that it did not intend to exercise its call option on these aircraft. The Company recorded a fair value gain of $18.4 million for the three months ended March 31, 2014, which represents the fair value of the increase in cash flows expected to be received over the remaining term of the agreement, due to the counterparty's obligation to increase its payment to the Company for aircraft that cease to have applicable capacity purchase agreement ("CPA") reimbursement rates.

As of March 31, 2015, the Company would owe approximately $39.4 million under certain circumstances of non-performance or voluntary repayment, however, the Company estimated the probability of non-performance or repayment as remote.

The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements using Level 3 inputs (in millions):

	Three Months Ended
Chautauqua Restructuring Asset	March 31, 2015	March 31, 2014
Beginning Balance	$81.2	$79.6
Fair value gain	—	18.4
Cash received or other	(2.7)	(2.3)
Ending Balance	$78.5	$95.7

Aircraft and Other Assets Impairment – Nonrecurring – In March 2014, we recorded a $19.9 million impairment charge related to our decision to permanently park our owned E140 fleet in March 2014, impairing these aircraft to zero.

($ in millions)
		Nonrecurring Fair Value Measurements Using
Description	Three months ended March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Long-lived assets abandoned - E140	$—			$—	$(19.9)

Fair Value of Debt – Market risk associated with our fixed and variable rate long-term debt primarily relates to the potential change in fair value and impact to future earnings, respectively, from a change in interest rates. In the table below, the aggregate fair value of debt was based primarily on recently completed market transactions and estimates based on interest rates, maturities, credit risk, and underlying collateral and is classified primarily as level 3 within the fair value hierarchy.

($ in millions)	March 31,	December 31,
	2015	2014
Net carrying amount	$2,358.8	$2,339.2
Estimated fair value	2,217.8	2,215.0

New Accounting Pronouncements – In April 2015, the Financial Accounting Standards Board ("FASB") also issued Accounting Standards Update ("ASU") 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The objective of this update is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. It is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company is still evaluating the impact to the consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of the update is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On April 1, 2015, the FASB voted to propose a one-year deferral of the effective date. A final decision on the deferral is subject to FASB's due process requirement. The Company is still evaluating the impact to the consolidated financial statements.

3.  Debt

During the three months ended March 31, 2015, the Company took delivery of six aircraft and borrowed $132.5 million secured by the aircraft. In addition, the Company sold three E190 aircraft for proceeds of $45.1 million. The proceeds from the sale of these aircraft were used to extinguish the debt associated with these aircraft of $39.5 million.

4. Commitments and Contingencies

As of March 31, 2015, the Company has firm orders to purchase 40 CS300 aircraft that have scheduled delivery dates beginning in early 2015 and continuing through 2017. In January 2014, Bombardier announced that the aircraft would not be expected into service until early 2016. The Company has stopped making pre-delivery deposit payments on these aircraft.

The Company also has a commitment for 55 Embraer E175 aircraft under the United brand that have scheduled delivery dates between the third quarter of 2015 and the third quarter of 2017. In addition, the Company has a commitment for six Embraer E175 aircraft under the US Airways/American brand that have scheduled delivery dates between the fourth quarter of 2015 and the first quarter of 2016.

The Company also has a commitment to acquire 11 spare aircraft engines (of which four have been delivered as of March 31, 2015). In the first quarter of 2015, the Company signed additional agreements for 10 spare aircraft engines (of which zero have been delivered as of March 31, 2015). The Company expects to take delivery of all engines as follows: five engines in 2015, seven engines in 2016, and five engines in 2017.

The following table displays the Company's future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due by Period
						Beyond
	2015	2016	2017	2018	2019	2020	Total
Debt or lease financed aircraft under purchase obligations (1)	$473.8	$2,702.9	$1,211.5	$—	$—	$—	$4,388.2
Engines under firm orders	31.8	47.2	34.7	—	—	—	113.7
Total contractual obligations for aircraft and engines	$505.6	$2,750.1	$1,246.2	$—	$—	$—	$4,501.9

(1) Represents delivery of CS300s based on estimated service date of early 2016.

The information in the table above reflects a purchase price of the aircraft at projected delivery dates.

The Company had aircraft return costs of $4.8 million associated with the transition of Q400 and E190 aircraft, which is included in other operating expense.

Contingencies

We are subject to certain legal and administrative actions which we consider routine to our business activities. Management believes that the ultimate outcome of any pending legal matters will not have a material adverse effect on our financial position, liquidity or results of operations.

As of March 31, 2015, approximately 71% of the Company's workforce is employed under union contracts. The union contract for our pilots is currently amendable. Although we have never had a work interruption or stoppage, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. If we are unable to reach agreement with any of our unionized work groups on the amended terms of their collective bargaining agreements, we may be subject to work interruptions and/or stoppages. Any sustained work stoppages could adversely affect our ability to fulfill our obligations under our fixed-fee agreements and could have a material adverse effect on our financial condition and results of operations.

The Company is currently in a labor dispute with the International Brotherhood of Teamsters ("IBT") Local 357, which represents all of our pilots. On April 4, 2014, the Company announced that members of the IBT Local 357 failed to ratify a proposed four-year pilot labor agreement. Our inability to pay our pilots market level wages is negatively impacting our pilot recruiting efforts. As a result of pilot supply constraints exacerbated by industry regulatory changes, our ongoing labor dispute and other factors, the Company's operational performance in 2015 has deteriorated. We have agreed with our CPA partners to reduce schedules to improve our operational performance in the second half of 2015. We continue to work with our CPA partners on these issues. The reduced level of flying with our partners may result in adverse effects on our operating results.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. Republic Airways Holdings Inc. (the “Company”) may, from time to time, make written or oral forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements encompass our beliefs, expectations, hopes or intentions regarding future events. Words such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other terminology are used to identify forward-looking statements.  All forward-looking statements included in this report are made as of the date hereof and are based on information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. Actual results may vary, and may vary materially, from those anticipated, estimated, projected or expected for a number of reasons, including, among others, the risks discussed in our Annual Report on Form 10-K and our other filings made with the Securities and Exchange Commission.

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

As of March 31, 2015, our operating subsidiaries offered scheduled passenger service on 1,253 flights daily to 105 cities in 39 states and Canada under scheduled passenger service through our fixed-fee code-share agreements with United Continental Holdings, Inc. ("United"), Delta Air Lines, Inc. ("Delta"), and American Airlines Group, Inc. ("American") (collectively referred to as our "Partners"). Currently, we provide our Partners with fixed-fee regional airline services, operating as United Express, Delta Connection, or American Eagle, including service out of their hubs and focus cities. The Company operated aircraft under a pro-rate agreement with Frontier which terminated during the first quarter of 2014. During the three months ended March 31, 2015, our operational fleet decreased from 244 to 242 aircraft. During the three months ended March 31, 2015, the Company took delivery of six E175 aircraft, returned three Q400 aircraft to the lessor, and temporarily parked five Q400 aircraft that will transition to Flybe.

The Company is currently in a labor dispute with the International Brotherhood of Teamsters ("IBT") Local 357, which represents all of our pilots. On April 4, 2014, the Company announced that members of the IBT Local 357 failed to ratify a proposed four-year pilot labor agreement. Our inability to pay our pilots market level wages is negatively impacting our pilot recruiting efforts. As a result of pilot supply constraints exacerbated by industry regulatory changes, our ongoing labor dispute and other factors, the Company's operational performance in 2015 has deteriorated to unsatisfactory levels. We have agreed with our CPA partners to reduce schedules to improve our operational performance in the second half of 2015. We continue to work with our CPA partners on these issues. The reduced level of flying with our partners may result in adverse effects on our operating results.

Fleet Transition

In December 2014, we completed the sale of two E190 aircraft and in March 2015, we completed the sale of three E190 aircraft. The sale of these five aircraft leaves us with two owned E190 aircraft and three leased E190 aircraft that are expected to be removed from fixed-fee charter service in August of 2015. We expect to return the three leased aircraft to the lessor in 2015 and the remaining two aircraft are under a firm sales agreement.

On February 26, 2015, Delta Air Lines exercised its right to extend 24 aircraft under the E145 code-share agreement from May 2016 to May 2021. The Company currently operates 41 aircraft under the agreement with Delta, of which 17 can be removed by Delta with 90 days prior written notice.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table sets forth operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights	Three Months Ended March 31,
	2015	2014	Change
Fixed-fee service revenues	$335.5	$328.4	2.2%
Other revenues	5.5	9.1	(39.6)%
Total operating revenues (millions)	$341.0	$337.5	1.0%
Total fuel expense (millions)	$3.7	$7.3	(49.3)%
Operating aircraft at period end:
44-50 seats[7]	41	68	(39.7)%
69-99 seats[8]	201	179	12.3%
Block hours[5]	177,568	185,613	(4.3)%
Departures	96,627	103,349	(6.5)%
Passengers carried	5,018,862	5,138,720	(2.3)%
Revenue passenger miles ("RPM") (millions)[1]	2,618	2,566	2.0%
Available seat miles ("ASM") (millions)[2]	3,490	3,366	3.7%
Passenger load factor[3]	75.0%	76.2%	-1.2 pts
Cost per ASM, including interest expense (cents)[4]	9.45	9.35	1.1%
Cost per ASM, including interest expense and excluding fuel expense (cents)	9.34	9.13	2.3%
Average daily utilization of each aircraft (hours)[6]	9.0	9.0	—%
Average length of aircraft flight (miles)	511	485	5.4%
Average seat density	71	67	6.0%

1.	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

2.	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

3.	Passenger load factor is revenue passenger miles divided by available seat miles.

4.
Costs (in all periods) exclude impairment, fair value gain and other non-operating income. Total operating and interest expenses excluding other impairment charges is not a calculation based on accounting principles generally accepted in the United States of America and should not be considered as an alternative to total operating expenses. Cost per available seat mile utilizing this measurement is included as it is a measurement recognized by the investing public relative to the airline industry.

5.	Hours from takeoff to landing, including taxi time.

6.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

7.	Excludes 11 owned and four leased E140 aircraft that were permanently parked, four owned and nine leased E145 aircraft that were temporarily parked, and one owned E135 aircraft and 11 owned E145 aircraft that are leased to other operators, as of March 31, 2015. Excludes two owned E140 aircraft that were abandoned and two E145 aircraft that serve as operational spares as of March 31, 2014.

8.
Excludes five leased Q400 aircraft that were temporarily parked that will transition to Flybe and three owned E170 aircraft that are leased to other operators, as of March 31, 2015. Excludes four E175 aircraft that were scheduled to enter service in the second quarter of 2014, four temporarily parked E190 aircraft, and three Q400 aircraft that served as operational spares as of March 31, 2014.

The following table sets forth information regarding the Company’s revenues and expenses for the three months ended March 31, 2015 and 2014. (In millions).

Three Months Ended March 31,	2015	2014	$ Variance	% Variance
Fixed-fee service revenues	$335.5	$328.4	$7.1	2.2%
Other revenues	5.5	9.1	(3.6)	(39.6)%
TOTAL OPERATING REVENUES	341.0	337.5	3.5	1.0%
OPERATING EXPENSES:
Wages and benefits	94.1	89.2	4.9	5.5%
Aircraft fuel	3.7	7.3	(3.6)	(49.3)%
Landing fees and airport rents	5.9	7.2	(1.3)	(18.1)%
Aircraft and engine rent	31.2	31.1	0.1	0.3%
Maintenance and repair	67.2	64.3	2.9	4.5%
Insurance and taxes	4.9	6.5	(1.6)	(24.6)%
Depreciation and amortization	46.0	41.3	4.7	11.4%
Impairment and other charges	—	19.9	(19.9)	(100.0)%
Other	46.8	36.5	10.3	28.2%
Total operating expenses	299.8	303.3	(3.5)	(1.2)%
OPERATING INCOME	41.2	34.2
Total non-operating expense, net	(30.0)	(11.4)	(18.6)	163.2%
INCOME BEFORE INCOME TAXES	$11.2	$22.8	$(11.6)	(50.9)%

Operating Revenues

Operating revenues increased $3.5 million, or 1.0%, from the first quarter of 2014 to $341.0 million in the first quarter of 2015. Fixed-fee service revenue increased $7.1 million, or 2.2%, to $335.5 million due to increased E175 flying with American Airlines.

Factors relating to significant changes in operating expenses are discussed below.

Wages and benefits expenses increased 5.5%, or $4.9 million, was primarily due to an increase in E175 operations and an increase in the cost of benefits we provide to our employees.

Maintenance and repair expenses increased 4.5%, or $2.9 million, primarily due to the increase in engine limited life part events on our E175 aircraft.

Depreciation and amortization expense increased 11.4%, or $4.7 million, due primarily to the increase in the number of owned E175 aircraft.

The other impairment charges of $19.9 million during the first quarter of 2014 was due to an impairment charge on owned E140 aircraft.

Other expenses increased 28.2%, or $10.3 million, primarily due to an increase in fleet transition costs primarily related to our Q400 and E190 aircraft and employee severance costs.

The increase in non-operating expenses was primarily due to the fair value gain the Company recorded for the Chautauqua restructuring asset of $18.4 million in 2014.

We recorded income tax expense of $4.8 million at a 42.9% effective tax rate during 2015, compared with an income tax expense of $8.8 million at a 38.6% effective tax rate during 2014. The 2015 the effective tax rate was slightly higher than the statutory rate, primarily due to miscellaneous non-deductible expenses.

Liquidity and Capital Resources

As of March 31, 2015, we had a total cash balance of $219.5 million, of which $18.8 million was restricted, and a working capital deficit of $145.0 million. The Company currently anticipates that its unrestricted cash on hand and the cash generated from operations are sufficient to cover our capital expenditures and debt repayments.

Net cash provided by operating activities in the three months ended March 31, 2015 was $57.2 million compared to $68.7 million in the first three months of 2014. The $11.5 million decrease was primarily attributable to the decrease in net income.

Net cash used by investing activities in the three months ended March 31, 2015 was $101.4 million compared to $126.7 million in the first three months of 2014.  The $25.3 million decrease was primarily due to the proceeds from the sale of 3 E190 aircraft, partially offset by the difference in cash used to purchase six E175 aircraft in the first three month 2015 compared to five E175 aircraft in the comparable period in 2014.

Net cash provided by financing activities was $21.0 million for the three months ended March 31, 2015, compared to $57.5 million for the first three months of 2014.  The $36.5 million decrease in cash provided by financing activities primarily relates to $50.5 million of payments for the early extinguishment of debt. The decrease was partially offset by the proceeds from debt issuance and other refinancing for the six E175 aircraft of $132.5 million during the first three months of 2015 compared to the proceeds from debt issuance and other refinancing for the five E175 aircraft of $107.7 million during the first three months of 2014.

Other Liquidity

On April 7 and April 24, 2015, Republic entered into Credit and Guaranty Agreements. The revolving credit facility provides that Republic may from time to time prior to certain times, borrow, repay, and reborrow loans and have letters of credit issued up to an aggregate amount of $65 million under revolving facilities, and have letters of credit issued up to an aggregate amount of $10 million under the letter of credit facility. The proceeds are available until April 7 and April 24, 2018 and will be used for refinancing certain aircraft and other general corporate purposes.

Aircraft Leases and Other Leases

We have significant obligations for aircraft and engines that are classified as operating leases, and therefore are not reflected as liabilities on our balance sheet. Our aircraft leases expire between 2015 and 2023. As of March 31, 2015, our total mandatory payments under operating leases for aircraft aggregated to approximately $509.1 million and total minimum aircraft rental payments for the next 12 months under all non-cancelable aircraft operating leases is approximately $103.4 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. These leases expire from 2015 through 2033. As of March 31, 2015, our total mandatory payments under other non-cancelable operating leases aggregated to approximately $111.0 million. Total minimum other rental payments for the next 12 months are approximately $15.8 million.

Purchase Commitments

As of March 31, 2015, the Company has firm orders to purchase 40 CS300 aircraft that have scheduled delivery dates beginning in early 2015 and continuing through 2017. In January 2014, Bombardier announced that the aircraft would not be expected into service until early 2016. The Company has stopped making pre-delivery deposit payments on these aircraft.

The Company also has a commitment for 55 Embraer E175 aircraft under the United brand that have scheduled delivery dates between the third quarter of 2015 and the third quarter of 2017. In addition, the Company has a commitment for 6 Embraer E175 aircraft under the US Airways/American brand that have scheduled delivery dates between the fourth quarter of 2015 and the first quarter of 2016.

The Company also has a commitment to acquire 11 spare aircraft engines (of which four have been delivered as of March 31, 2015). In the first quarter of 2015, the Company signed additional agreements for 10 spare aircraft engines (of which zero have been delivered as of March 31, 2015). The Company expects to take delivery of all engines as follows: five engines in 2015, seven engines in 2016, and five engines in 2017.

The following table displays the Company's future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due by Period
						Beyond
	2015	2016	2017	2018	2019	2020	Total
Debt or lease financed aircraft under purchase obligations (1)	$473.8	$2,702.9	$1,211.5	$—	$—	$—	$4,388.2
Engines under firm orders	31.8	47.2	34.7	—	—	—	113.7
Total contractual obligations for aircraft and engines	$505.6	$2,750.1	$1,246.2	$—	$—	$—	$4,501.9

(1) Represents delivery of CS300s based on estimated service date of early 2016.

The information in the table above reflects a purchase price of the aircraft at projected delivery dates.

Critical Accounting Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2014.

For detailed information regarding recently issued accounting pronouncements and the expected impact on our annual financial statements, see Note 2 "Summary of Significant Accounting Policies" in the accompanying notes to Condensed Consolidated Financial Statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We have been and are subject to market risks and interest rate risk.

Interest Rates

Our earnings can be affected by changes in interest rates due to the amount of cash and securities held and variable rate debt. At March 31, 2015, approximately $3.1 million of our outstanding debt was at variable interest rates.   A one hundred basis point change in the LIBOR rate would not materially increase or decrease interest expense for the three months ended March 31, 2015.

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

Changes in Internal Control

During the three months ended March 31, 2015, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “10-K”), which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. Exhibits

(a)	Exhibits

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

31.2
Certification by Timothy P. Dooley, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

32.2
Certification by Timothy P. Dooley, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated:	May 8, 2015	By:	/s/ Bryan K. Bedford
Name: Bryan K. Bedford
Title: Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Dated:	May 8, 2015	By:	/s/ Timothy P. Dooley
Name: Timothy P. Dooley
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

(a)	Exhibits

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

31.2
Certification by Timothy P. Dooley, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

32.2
Certification by Timothy P. Dooley, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)