Form 10-Q
period 2015-06-30
REPUBLIC AIRWAYS HOLDINGS INC
filed 2015-08-07
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

☐  Yes    ☑No

Number of shares of Common Stock outstanding as of the close of business on August 7, 2015: 50,897,032.

All other items of this report are inapplicable.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share and per share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$191.6	$223.9
Restricted cash	20.1	21.7
Receivables - net of allowance for doubtful accounts of $2.4 and $2.6, respectively	28.4	20.7
Inventories	63.6	60.9
Prepaid expenses and other current assets	17.3	15.6
Deferred income taxes	16.4	16.4
Total current assets	337.4	359.2
Aircraft and other equipment, net	2,845.4	2,860.9
Maintenance deposits	49.7	53.2
Intangible and other assets, net	221.8	220.7
Total assets	$3,454.3	$3,494.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$305.2	$309.0
Accounts payable	27.7	19.3
Accrued liabilities	156.4	142.9
Total current liabilities	489.3	471.2
Long-term debt - less current portion	1,949.5	2,030.2
Deferred credits and other non-current liabilities	85.6	88.1
Deferred income taxes	293.7	284.0
Total liabilities	2,818.1	2,873.5
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; one vote per share;150,000,000 shares authorized; 60,471,513 and 59,821,243 shares issued and 50,897,032 and 50,024,780 shares outstanding, respectively	—	—
Additional paid-in capital	432.3	427.4
Treasury stock, 9,546,147 shares at cost	(183.9)	(183.9)
Accumulated other comprehensive loss	(2.1)	(2.2)
Accumulated earnings	389.9	379.2
Total stockholders' equity	636.2	620.5
Total liabilities and stockholders' equity	$3,454.3	$3,494.0

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
OPERATING REVENUES:
Fixed-fee service	$332.6	$337.1	$668.1	$665.5
Other	5.0	5.9	10.5	15.0
Total operating revenues	337.6	343.0	678.6	680.5

OPERATING EXPENSES:
Wages and benefits	95.1	91.8	189.2	181.0
Aircraft fuel	3.9	5.6	7.6	12.9
Landing fees and airport rents	6.2	6.6	12.1	13.8
Aircraft and engine rent	31.1	31.3	62.3	62.4
Maintenance and repair	64.1	61.7	131.3	126.0
Insurance and taxes	4.9	4.4	9.8	10.9
Depreciation and amortization	46.7	42.2	92.7	83.5
Impairment and other charges	—	—	—	19.9
Other	47.7	36.4	94.5	72.9
Total operating expenses	299.7	280.0	599.5	583.3

OPERATING INCOME	37.9	63.0	79.1	97.2
OTHER INCOME (EXPENSE):
Interest expense	(30.1)	(29.8)	(60.1)	(59.6)
Fair value gain - restructuring asset	—	—	—	18.4
Other, net	1.3	0.1	1.3	0.1
Total other expense	(28.8)	(29.7)	(58.8)	(41.1)

INCOME BEFORE INCOME TAXES	9.1	33.3	20.3	56.1

INCOME TAX EXPENSE	4.8	13.2	9.6	22.0

NET INCOME	$4.3	$20.1	$10.7	$34.1

NET INCOME PER COMMON SHARE - BASIC	$0.08	$0.40	$0.21	$0.69

NET INCOME PER COMMON SHARE - DILUTED	$0.08	$0.38	$0.21	$0.65

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NET INCOME	$4.3	$20.1	$10.7	$34.1
Other comprehensive income, net:
Reclassification adjustment for income realized on derivatives, net of tax	0.1	0.1	0.1	0.1

TOTAL COMPREHENSIVE INCOME, NET	$4.4	$20.2	$10.8	$34.2

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2015	2014

NET CASH FROM OPERATING ACTIVITIES	$118.3	$153.5

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(155.8)	(286.8)
Proceeds from sale of aircraft and other assets	89.5	8.6
Aircraft deposits	(6.5)	—
Change in restricted cash	1.6	(0.8)

NET CASH USED IN INVESTING ACTIVITIES	(71.2)	(279.0)

FINANCING ACTIVITIES:
Payments on debt	(148.8)	(146.8)
Proceeds from debt issuance and refinancing	159.9	258.3
Payments on early extinguishment of debt and refinancing	(91.0)	—
Proceeds from exercise of stock options	2.7	0.9
Other, net	(2.2)	(1.9)

NET CASH PROVIDED (USED) FROM FINANCING ACTIVITIES	(79.4)	110.5

NET CHANGES IN CASH AND CASH EQUIVALENTS	(32.3)	(15.0)
CASH AND CASH EQUIVALENTS—Beginning of period	223.9	276.7
CASH AND CASH EQUIVALENTS—End of period	$191.6	$261.7

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$52.8	$54.3
Income taxes paid	0.2	1.0

NON-CASH INVESTING & FINANCING TRANSACTIONS:
Other equipment acquired through manufacturer credits	8.1	11.6
Manufacturer credit applied to the purchase of aircraft	4.8	13.6
Engines received and not yet paid	—	5.8

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

Certificate Consolidation

During 2015, Republic completed its consolidation of all Chautauqua Airlines operations onto the Shuttle America operating certificate. All operating aircraft and related employees are now transferred to Shuttle America's operation.

In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal, recurring nature unless otherwise disclosed.  The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed February 27, 2015.

2. Summary of Significant Accounting Policies

Rental Income – Under the Company’s fixed-fee code-share and fixed-fee charter agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  The Company has concluded that a component of its fixed-fee service revenue under the agreements discussed above is rental income, inasmuch as the agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the three months ended June 30, 2015 and 2014, were $111.4 million and $106.8 million, respectively. The amounts deemed to be rental income during the six months ended June 30, 2015 and 2014 were $224.3 million and $213.2 million, respectively, and have been included in fixed-fee service revenues in the Company’s condensed consolidated statements of operations.

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

Stockholders’ Equity – For the period from December 31, 2014 through June 30, 2015, additional paid-in capital increased to $432.3 million from $427.4 million due to $2.2 million of stock compensation expense and $2.7 million of net proceeds for options exercised, accumulated other comprehensive loss decreased to $2.1 million from $2.2 million due to the reclassification adjustment for loss realized on derivatives, and accumulated earnings increased to $389.9 million from $379.2 million based on current year-to-date net income.

Net Income Per Common Share – The following table is based on the weighted average number of common shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations (in millions, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic and diluted income per share:

Net income	4.3	20.1	10.7	34.1

Reduction in interest expense from convertible notes (net of tax)	—	0.3	—	0.5

Net income after assumed conversion	$4.3	$20.4	$10.7	$34.6

Weighted-average common shares outstanding for basic net income per common share	50.9	49.8	50.5	49.7
Effect of dilutive employee stock options and restricted stock	0.1	0.4	0.3	0.5
Effect of dilutive convertible notes	—	2.7	—	2.7
Adjusted weighted-average common shares outstanding and assumed conversions for diluted net income per common share	51.0	52.9	50.8	52.9

Net income per share - Basic	$0.08	$0.40	$0.21	$0.69

Net income per share - Diluted	$0.08	$0.38	$0.21	$0.65

The Company excluded 2.0 million and 3.3 million employee stock options from the calculation of diluted net income per share due to their anti-dilutive impact for the three months ended June 30, 2015 and 2014, respectively. The Company excluded 1.8 million and 3.3 million employee stock options from the calculation of diluted net income per share due to their anti-dilutive impact for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2014, the Company had a convertible note with an original face value of $25.0 million and a book value of $25.6 million, net of a $1.6 million discount. This note was convertible in whole or in part, at the option of the holder, for up to 2.7 million shares of the Company’s common stock. The convertible note was redeemed during the fourth quarter of 2014. The convertible note payable was dilutive for the three and six months ended June 30, 2014.

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

Level 1	quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2	quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	unobservable inputs for the asset or liability.

The following table sets forth information regarding the Company's assets measured at fair value on a recurring basis (in millions):

Fair Value of Assets on a Recurring Basis	June 30, 2015	Level 1	Level 2	Level 3
Chautauqua restructuring asset	$70.8	$—	$—	$70.8

Fair Value of Assets on a Recurring Basis	December 31, 2014	Level 1	Level 2	Level 3
Chautauqua restructuring asset	$81.2	$—	$—	$81.2

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

The Company elected the fair value option under ASC 825-10, "Financial Instruments" for the agreement related to its 28 owned aircraft because management believes the fair value option provides the most accurate representation of the economic benefit of this agreement to Chautauqua in the Company's financial statements. Under the fair value option, the Company recorded an $86.4 million asset representing the combined fair value of expected future cash inflows under the agreement, net of the value of the Company's obligations attributable to the call rights on the 28 aircraft. The recurring fair value measurement of this agreement has been calculated using an income approach, which requires the use of subjective assumptions that are considered level 3 inputs. Fair values have been estimated by discounting the cash flows expected to be received over the term of the agreement, using a discount rate based on observable yields on instruments bearing comparable risks and credit worthiness of the counterparty. Critical assumptions used in the fair value measurement primarily include the amount and timing of cash inflows, the discount rate and the probability of whether the call option on the restructured aircraft will be exercised by the counterparty. A change in these assumptions could result in a significantly higher or lower fair value measurement, which would result in a gain or loss during the period in which the assumption changes. A 100 basis point change in the discount rate used would have changed the fair value of the restructuring asset by approximately $1.5 million as of June 30, 2015. Similarly, a change in the assumed probability of whether the call option on the restructured aircraft will be exercised could result in either a gain or loss of up to $3.2 million per aircraft during the period in which that assumption changed.

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

As of June 30, 2015, the Company would owe approximately $47.4 million under certain circumstances of non-performance or voluntary repayment, however; the Company estimated the probability of non-performance or repayment as remote.

The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements using Level 3 inputs (in millions):

	Three Months Ended
Chautauqua Restructuring Asset	June 30, 2015	June 30, 2014
Beginning Balance	$78.5	$95.7
Cash received or other	(7.7)	(5.9)
Ending Balance	$70.8	$89.8

	Six Months Ended
Chautauqua Restructuring Asset	June 30, 2015	June 30, 2014
Beginning Balance	$81.2	$79.6
Fair value gain	—	18.4
Cash received or other	(10.4)	(8.2)
Ending Balance	$70.8	$89.8

Aircraft and Other Assets Impairment – Nonrecurring – In March 2014, we recorded a $19.9 million impairment charge related to our decision to permanently park our owned E140 fleet in March 2014, impairing these aircraft to zero.

($ in millions)
		Nonrecurring Fair Value Measurements Using
Description	Six months ended June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Long-lived assets abandoned - E140	$—			$—	$(19.9)

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

($ in millions)	June 30,	December 31,
	2015	2014
Net carrying amount	$2,254.7	$2,339.2
Estimated fair value	2,122.4	2,215.0

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of the update is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On April 1, 2015, the FASB voted to propose a one-year deferral of the effective date. On July 9, 2015, the FASB voted to approve this deferral, permitting public organizations to apply the new revenue standard to annual reporting periods beginning after December 15, 2017. Public organizations may adopt the new revenue standard early, but not before the original public organization effective date. The Company is still evaluating the impact to the consolidated financial statements.

3.  Debt

During the six months ended June 30, 2015, the Company took delivery of six aircraft and borrowed $132.5 million secured by the aircraft. In addition, the Company sold three E190 aircraft and four Q400 aircraft for proceeds of $45.1 million and $40.4 million, respectively. The proceeds from the sale of these aircraft were used to extinguish the debt associated with these aircraft of $39.5 million and $40.4 million, respectively.

On April 7 and April 24, 2015, Republic entered into Credit and Guaranty Agreements. The revolving credit facility provides that Republic may from time to time prior to certain times, borrow, repay, and reborrow loans and have letters of credit issued up to an aggregate amount of $65 million under revolving facilities, and have letters of credit issued up to an aggregate amount of $10 million under the letter of credit facility. Effective June 11, 2015, Republic, amended the April 7, Credit Facility to increase the Revolving Facility by $20 million to a total aggregate commitment of $85 million. The proceeds are available until April 7 and April 24, 2018 and will be used for refinancing certain aircraft and other general corporate purposes.

Borrowings under these agreements bear interest at a variable rate equal to the London interbank offering rate, known as LIBOR, plus a margin of 2.75% per annum, or another rate based on certain market interest rates, plus a margin of 1.75% per annum.

4. Commitments and Contingencies

Commitments

As of June 30, 2015, the Company has firm orders to purchase 40 CS300 aircraft that have scheduled delivery dates beginning in early 2015 and continuing through 2017. In January 2014, Bombardier announced that the aircraft would not be expected into service until early 2016. The Company has stopped making pre-delivery deposit payments on these aircraft.

The Company also has a commitment for 55 Embraer E175 aircraft under the United brand that have scheduled delivery dates between the third quarter of 2015 and the third quarter of 2017. In addition, the Company has a commitment for six Embraer E175 aircraft under the US Airways/American brand that have scheduled delivery dates between the fourth quarter of 2015 and the first quarter of 2016.

The Company also has a commitment to acquire 11 spare aircraft engines (of which five have been delivered as of June 30, 2015). In the first quarter of 2015, the Company signed additional agreements for 10 spare aircraft engines (of which zero have been delivered as of June 30, 2015). The Company expects to take delivery of all engines as follows: four engines in 2015, seven engines in 2016, and five engines in 2017.

The following table displays the Company's future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due by Period
						Beyond
	2015	2016	2017	2018	2019	2020	Total
Debt or lease financed aircraft under purchase obligations (1)	$473.8	$2,702.9	$1,211.5	$—	$—	$—	$4,388.2
Engines under firm orders	26.5	47.2	34.7	—	—	—	108.4
Total contractual obligations for aircraft and engines	$500.3	$2,750.1	$1,246.2	$—	$—	$—	$4,496.6

(1) Represents delivery of CS300s based on estimated availability date of early 2016.

The information in the table above reflects a purchase price of the aircraft at projected delivery dates.

The Company had aircraft return costs of $9.2 million associated with the transition of Q400 and E190 aircraft, which is included in other operating expense.

Contingencies

We are subject to certain legal and administrative actions which we consider routine to our business activities. Management believes that the ultimate outcome of any pending legal matters will not have a material adverse effect on our financial position, liquidity or results of operations.

As of June 30, 2015, approximately 71% of the Company's workforce is employed under union contracts. The union contract for our pilots is currently amendable. Although we have never had a work interruption or stoppage, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. If we are unable to reach agreement with any of our unionized work groups on the amended terms of their collective bargaining agreements, we may be subject to work interruptions and/or stoppages. Any sustained work stoppages could adversely affect our ability to fulfill our obligations under our fixed-fee agreements and could have a material adverse effect on our financial condition and results of operations.

The Company is currently in a labor dispute with the International Brotherhood of Teamsters ("IBT") Local 357, which represents all of our pilots. On April 4, 2014, the Company announced that members of the IBT Local 357 failed to ratify a proposed four-year pilot labor agreement. Our inability to pay our pilots market level wages is negatively impacting our pilot recruiting efforts. As a result of pilot supply constraints caused by industry regulatory changes, our ongoing labor dispute and other factors, the Company's operational performance in 2015 has deteriorated. The Company has initiated discussions with its CPA partners to further reduce flying schedules during the second half of 2015 and early 2016. The reduced level of flying with our partners may result in adverse effects on our operating results.

On July 9, 2015, the IBT Local 357, representing Republic’s pilots, filed suit against the Company alleging that the Company unilaterally increased compensation for pilots and new hires in violation of the Railway Labor Act. We believe the suit is without merit, and the Company has filed a motion to dismiss. The motion is pending.

On August 6, 2015, the Company received notice from the National Mediation Board scheduling the next mediated session on August 20, 2015, with the IBT National Airline Division, IBT Local 357, and the Company.

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

As of June 30, 2015, our operating subsidiaries offered scheduled passenger service on 1,254 flights daily to 113 cities in 39 states and Canada under scheduled passenger service through our fixed-fee code-share agreements with United Continental Holdings, Inc. ("United"), Delta Air Lines, Inc. ("Delta"), and American Airlines Group, Inc. ("American") (collectively referred to as our "Partners"). Currently, we provide our Partners with fixed-fee regional airline services, operating as United Express, Delta Connection, or American Eagle, including service out of their hubs and focus cities. The Company operated aircraft under a pro-rate agreement with Frontier which terminated during the first quarter of 2014. During the six months ended June 30, 2015, our operational fleet decreased from 244 to 242 aircraft. During the six months ended June 30, 2015, the Company took delivery of six E175 aircraft, returned three Q400 aircraft to the lessor, delivered two Q400 aircraft to Flybe, and temporarily parked three Q400 aircraft that will transition to Flybe.

The Company is currently in a labor dispute with the International Brotherhood of Teamsters ("IBT") Local 357, which represents all of our pilots. On April 4, 2014, the Company announced that members of the IBT Local 357 failed to ratify a proposed four-year pilot labor agreement. Our inability to pay our pilots market level wages is negatively impacting our pilot recruiting efforts. As a result of pilot supply constraints caused by industry regulatory changes, our ongoing labor dispute and other factors, the Company's operational performance in 2015 has deteriorated. The Company has initiated discussions with its CPA partners to further reduce flying schedules during the second half of 2015 and early 2016. The reduced level of flying with our partners may result in adverse effects on our operating results.

Recent Business Developments

On July 9, 2015, the IBT Local 357, representing Republic’s pilots, filed suit against the Company alleging that the Company unilaterally increased compensation for pilots and new hires in violation of the Railway Labor Act. We believe the suit is without merit, and the Company has filed a motion to dismiss. The motion is pending.

On July 24, 2015, the Company announced the engagement of Seabury Group as its advisor in an effort to restructure the Company's operational and financial commitments and explore all options to retain the enterprise value of the organization.

On August 5, 2015, the Company announced that Tim Dooley resigned as Executive Vice President, Chief Financial Officer, and appointed Joe Allman to Senior Vice President, Chief Financial Officer. Jason Secore will assume Mr. Allman's prior role as Vice President Finance and Treasurer.

On August 6, 2015, the Company received notice from the National Mediation Board scheduling the next mediated session on August 20, 2015, with the IBT National Airline Division, IBT Local 357, and the Company.

On August 6, 2015, the Company is announcing Paul Kinstedt as acting Chief Operating Officer. Paul joined the Company in January 2002 as Director of Systems Operations Control. He was promoted to Vice President of System Operations Control in September 2006 and served in that capacity until January 2013, when he was named Vice President of Flight Operations. He has a Bachelor of Science degree in Aviation Science from Parks College of Saint Louis University in St. Louis Missouri and his Masters of Business Administration from Illinois Benedictine College.

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

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following table sets forth operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights	Three Months Ended June 30,
	2015	2014	Change
Fixed-fee service revenues	$332.6	$337.1	(1.3)%
Other revenues	5.0	5.9	(15.3)%
Total operating revenues (millions)	$337.6	$343.0	(1.6)%
Total operating and interest expense (millions)	$329.8	$309.8	6.5%
Total fuel expense (millions)	$3.9	$5.6	(30.4)%
Operating aircraft at period end:
44-50 seats[6]	41	45	(8.9)%
69-99 seats[7]	201	192	4.7%
Block hours[4]	182,357	191,748	(4.9)%
Departures	103,761	106,499	(2.6)%
Passengers carried	5,850,319	5,899,696	(0.8)%
Revenue passenger miles ("RPM") (millions)[1]	2,947	3,036	(2.9)%
Available seat miles ("ASM") (millions)[2]	3,628	3,715	(2.3)%
Passenger load factor[3]	81.2%	81.7%	-0.5 pts
Cost per ASM, including interest expense (cents)	9.09	8.34	9.0%
Cost per ASM, including interest expense and excluding fuel expense (cents)	8.98	8.19	9.6%
Average daily utilization of each aircraft (hours)[5]	9.2	9.8	(6.1)%
Average length of aircraft flight (miles)	493	503	(2.0)%
Average seat density	71	69	2.9%

1.	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

2.	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

3.	Passenger load factor is revenue passenger miles divided by available seat miles.

4.	Hours from takeoff to landing, including taxi time.

5.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

6.
Excludes 11 owned E140 aircraft that were abandoned and four leased E140 aircraft that were permanently parked, seven owned and nine leased E145 aircraft that were temporarily parked, and one owned E135 aircraft and eight owned E145 aircraft that are leased to other operators, as of June 30, 2015. Excludes 11 owned E140 aircraft that were abandoned, 11 leased E145 aircraft and two owned E145 aircraft that were temporarily parked as of June 30, 2014.

7.
Excludes five leased Q400 aircraft, of which; three were temporarily parked and two that were transitioned to Flybe and three owned E170 aircraft that are leased to other operators, as of June 30, 2015. Excludes two temporarily parked E190 aircraft as of June 30, 2014.

The following table sets forth information regarding the Company’s revenues and expenses for the three months ended June 30, 2015 and 2014. (In millions).

Three Months Ended June 30,	2015	2014	$ Variance	% Variance
Fixed-fee service revenues	$332.6	$337.1	$(4.5)	(1.3)%
Other revenues	5.0	5.9	(0.9)	(15.3)%
TOTAL OPERATING REVENUES	337.6	343.0	(5.4)	(1.6)%
OPERATING EXPENSES:
Wages and benefits	95.1	91.8	3.3	3.6%
Aircraft fuel	3.9	5.6	(1.7)	(30.4)%
Landing fees and airport rents	6.2	6.6	(0.4)	(6.1)%
Aircraft and engine rent	31.1	31.3	(0.2)	(0.6)%
Maintenance and repair	64.1	61.7	2.4	3.9%
Insurance and taxes	4.9	4.4	0.5	11.4%
Depreciation and amortization	46.7	42.2	4.5	10.7%
Other	47.7	36.4	11.3	31.0%
Total operating expenses	299.7	280.0	19.7	7.0%
OPERATING INCOME	37.9	63.0
Total non-operating expense, net	(28.8)	(29.7)	(0.9)	(3.0)%
INCOME BEFORE INCOME TAXES	$9.1	$33.3	$(24.2)	(72.7)%

Operating Revenues

Operating revenues decreased $5.4 million, or 1.6%, during the second quarter of 2015 to $337.6 million. Fixed-fee service revenue decreased $4.5 million, or 1.3%, to $332.6 million primarily due to a decrease in block hours and reduced revenues related to reimbursed aircraft ownership costs associated with aircraft temporarily removed from revenue service during the second quarter.

Factors relating to significant changes in operating expenses are discussed below.

Wages and benefits expenses increased 3.6%, or $3.3 million, primarily due to an increase in pilot wages. The cost per block hour for pilot salaries increased by more than 15% due to seniority related contract wage increases and pilot premium pay programs such as vacation buy-back and pilot open-time pickup.

Depreciation and amortization expense increased 10.7%, or $4.5 million, due primarily to the increase in the number of owned E175 aircraft.

Other expenses increased 31.0%, or $11.3 million, primarily due to an increase in fleet transition costs primarily related to our Q400 and E190 aircraft coupled with costs for increased professional fees and hotel costs for flight crews.

We recorded income tax expense of $4.8 million at a 52.7% effective tax rate during 2015, compared with an income tax expense of $13.2 million at a 39.6% effective tax rate during 2014. The 2015 the effective tax rate was higher than the statutory rate, primarily due to miscellaneous non-deductible expenses.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table sets forth operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights	Six Months Ended June 30,
	2015	2014	Change
Fixed-fee service revenues	$668.1	$665.5	0.4%
Other revenues	10.5	15.0	(30.0)%
Total operating revenues (millions)	$678.6	$680.5	(0.3)%
Total operating and interest expense (millions)	$659.6	$642.9	2.6%
Total fuel expense (millions)	$7.6	$12.9	(41.1)%
Operating aircraft at period end:
44-50 seats[6]	41	45	(8.9)%
69-99 seats[7]	201	192	4.7%
Block hours[4]	359,925	377,361	(4.6)%
Departures	200,388	209,848	(4.5)%
Passengers carried	10,869,181	11,038,416	(1.5)%
Revenue passenger miles ("RPM") (millions)[1]	5,565	5,602	(0.7)%
Available seat miles ("ASM") (millions)[2]	7,118	7,081	0.5%
Passenger load factor[3]	78.2%	79.1%	-0.9 pts
Cost per ASM, including interest expense (cents)[8]	9.27	8.82	5.1%
Cost per ASM, including interest expense and excluding fuel expense (cents)	9.16	8.64	6.0%
Average daily utilization of each aircraft (hours)[5]	9.1	9.4	(3.2)%
Average length of aircraft flight (miles)	501	495	1.2%
Average seat density	71	68	4.4%

1.	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

2.	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

3.	Passenger load factor is revenue passenger miles divided by available seat miles.

4.	Hours from takeoff to landing, including taxi time.

5.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

6.
Excludes 11 owned E140 aircraft that were abandoned and four leased E140 aircraft that were permanently parked, seven owned and nine leased E145 aircraft that were temporarily parked, and one owned E135 aircraft and eight owned E145 aircraft that are leased to other operators, as of June 30, 2015. Excludes 11 owned E140 aircraft that were abandoned, 11 leased E145 aircraft and two owned E145 aircraft that were temporarily parked as of June 30, 2014.

7.
Excludes five leased Q400 aircraft, of which; three were temporarily parked and two that were transitioned to Flybe and three owned E170 aircraft that are leased to other operators, as of June 30, 2015. Excludes two temporarily parked E190 aircraft as of June 30, 2014.

8.
Costs (in 2014) includes total operating, interest and impairment expenses offset by fair value gain. Total operating and interest expenses, including impairment and fair value gain is not a calculation based on accounting principles generally accepted in the United States of America and should not be considered as an alternative to total operating expenses. Costs per available seat mile utilizing this measurement is included as it is a measurement recognized by the investing public relative to the airline industry.

The following table sets forth information regarding the Company’s revenues and expenses for the six months ended June 30, 2015 and 2014. (In millions).

Six Months Ended June 30,	2015	2014	$ Variance	% Variance
Fixed-fee service revenues	$668.1	$665.5	$2.6	0.4%
Other revenues	10.5	15.0	(4.5)	(30.0)%
TOTAL OPERATING REVENUES	678.6	680.5	(1.9)	(0.3)%
OPERATING EXPENSES:
Wages and benefits	189.2	181.0	8.2	4.5%
Aircraft fuel	7.6	12.9	(5.3)	(41.1)%
Landing fees and airport rents	12.1	13.8	(1.7)	(12.3)%
Aircraft and engine rent	62.3	62.4	(0.1)	(0.2)%
Maintenance and repair	131.3	126.0	5.3	4.2%
Insurance and taxes	9.8	10.9	(1.1)	(10.1)%
Depreciation and amortization	92.7	83.5	9.2	11.0%
Impairment and other charges	—	19.9	(19.9)	(100.0)%
Other	94.5	72.9	21.6	29.6%
Total operating expenses	599.5	583.3	16.2	2.8%
OPERATING INCOME	79.1	97.2
Total non-operating expense, net	(58.8)	(41.1)	17.7	43.1%
INCOME BEFORE INCOME TAXES	$20.3	$56.1	$(35.8)	(63.8)%

Operating Revenues

Operating revenues decreased $1.9 million, or 0.3%, to $678.6 million during the first six months of 2015 compared to the same period in 2014. Fixed-fee service revenue increased $2.6 million, or 0.4%, to $668.1 million.

Factors relating to significant changes in operating expenses are discussed below.

Wages and benefits expenses increased 4.5%, or $8.2 million, was primarily due to an increase in wages for our flight crews due to a change in the mix in our flying, seniority related increases and pilot premium pay programs such as vacation buy-back and pilot open-time pickup.

Maintenance and repair expenses increased 4.2%, or $5.3 million, primarily due to the increase in engine repair costs on our EJET fleet.

Depreciation and amortization expense increased 11.0%, or $9.2 million, due primarily to the increase in the number of owned E175 aircraft.

The other impairment charges of $19.9 million in 2014 was due to an impairment charge on owned E140 aircraft.

Other expenses increased 29.6%, or $21.6 million, primarily due to $9.2 million of fleet transition costs, coupled with with costs for increased professional fees, hotel costs for flight crews, and severance costs.

The increase in non-operating expenses was primarily due to the fair value gain the Company recorded for the Chautauqua restructuring asset of $18.4 million in 2014.

We recorded income tax expense of $9.6 million at a 47.3% effective tax rate during 2015, compared with an income tax expense of $22.0 million at a 39.2% effective tax rate during 2014. The 2015 the effective tax rate was higher than the statutory rate, primarily due to miscellaneous non-deductible expenses.

Liquidity and Capital Resources

As of June 30, 2015, we had a total cash balance of $211.7 million, of which $20.1 million was restricted, and a working capital deficit of $151.9 million. The Company currently anticipates that its unrestricted cash on hand and the cash generated from operations are sufficient to cover our capital expenditures and debt repayments; however, if the Company is not able to reach agreements with our CPA Partners to restructure our flying schedules, it could have an adverse effect on our liquidity position.

Net cash provided by operating activities in the six months ended June 30, 2015 was $118.3 million compared to $153.5 million in the first six months of 2014. The $35.2 million decrease was attributable to the decrease in income before taxes.

Net cash used by investing activities in the six months ended June 30, 2015 was $71.2 million compared to $279.0 million in the first six months of 2014.  The $207.8 million decrease was primarily due to a decrease in the number of aircraft deliveries year over year, coupled with the proceeds from the sale of three E190 aircraft and four Q400 aircraft in the current period.

Net cash used by financing activities was $79.4 million for the six months ended June 30, 2015, compared to the net cash provided by financing activities of $110.5 million for the first six months of 2014.  The $189.9 million decrease in cash provided by financing activities primarily relates to the decrease from the proceeds from debt issuance and other refinancing for the six E175 aircraft of $132.5 million during the first six months of 2015 compared to the proceeds from debt issuance and other refinancing for the 11 E175 aircraft of $237.3 million during the first six months of 2014, coupled with $91.0 million of payments for the early extinguishment during the first six months of 2015.

Other Liquidity

On April 7 and April 24, 2015, Republic entered into Credit and Guaranty Agreements. The revolving credit facility provides that Republic may from time to time prior to certain times, borrow, repay, and reborrow loans and have letters of credit issued up to an aggregate amount of $65 million under revolving facilities, and have letters of credit issued up to an aggregate amount of $10 million under the letter of credit facility. Effective June 11, 2015, Republic, amended the April 7, Credit Facility to increase the Revolving Facility by $20 million to a total aggregate commitment of $85 million. The proceeds are available until April 7 and April 24, 2018 and will be used for refinancing certain aircraft and other general corporate purposes.

Aircraft Leases and Other Leases

We have significant obligations for aircraft and engines that are classified as operating leases, and therefore are not reflected as liabilities on our balance sheet. Our aircraft leases expire between 2015 and 2023. As of June 30, 2015, our total mandatory payments under operating leases for aircraft aggregated to approximately $476.5 million and total minimum aircraft rental payments for the next 12 months under all non-cancelable aircraft operating leases is approximately $105.5 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. These leases expire from 2015 through 2033. As of June 30, 2015, our total mandatory payments under other non-cancelable operating leases aggregated to approximately $112.3 million. Total minimum other rental payments for the next 12 months are approximately $16.0 million.

Purchase Commitments

As of June 30, 2015, the Company has firm orders to purchase 40 CS300 aircraft that have scheduled delivery dates beginning in early 2015 and continuing through 2017. In January 2014, Bombardier announced that the aircraft would not be expected into service until early 2016. The Company has stopped making pre-delivery deposit payments on these aircraft.

The Company also has a commitment for 55 Embraer E175 aircraft under the United brand that have scheduled delivery dates between the third quarter of 2015 and the third quarter of 2017. In addition, the Company has a commitment for six Embraer E175 aircraft under the US Airways/American brand that have scheduled delivery dates between the fourth quarter of 2015 and the first quarter of 2016.

The Company also has a commitment to acquire 11 spare aircraft engines (of which five have been delivered as of June 30, 2015). In the first quarter of 2015, the Company signed additional agreements for 10 spare aircraft engines (of which zero have been delivered as of June 30, 2015). The Company expects to take delivery of all engines as follows: four engines in 2015, seven engines in 2016, and five engines in 2017.

The following table displays the Company's future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due by Period
						Beyond
	2015	2016	2017	2018	2019	2020	Total
Debt or lease financed aircraft under purchase obligations (1)	$473.8	$2,702.9	$1,211.5	$—	$—	$—	$4,388.2
Engines under firm orders	26.5	47.2	34.7	—	—	—	108.4
Total contractual obligations for aircraft and engines	$500.3	$2,750.1	$1,246.2	$—	$—	$—	$4,496.6

(1) Represents delivery of CS300s based on estimated availability date of early 2016.

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

Interest Rates

Our earnings can be affected by changes in interest rates due to the amount of cash and securities held and variable rate debt. At June 30, 2015, approximately $2.9 million of our outstanding debt was at variable interest rates.   A one hundred basis point change in the LIBOR rate would not materially increase or decrease interest expense for the six months ended June 30, 2015.

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

Changes in Internal Control

During the six months ended June 30, 2015, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. Exhibits

(a)	Exhibits

10.1	Credit and Guarantee Agreement between Republic Airline Inc., Republic Airways Holdings Inc. and DEUTSCHE BANK AG NEW YORK BRANCH, dated as of April 7, 2015.

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

31.2
Certification by Timothy P. Dooley, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

32.2
Certification by Timothy P. Dooley, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated:	August 7, 2015	By:	/s/ Bryan K. Bedford
Name: Bryan K. Bedford
Title: Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Dated:	August 7, 2015	By:	/s/ Timothy P. Dooley
Name: Timothy P. Dooley
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

(a)	Exhibits

10.1	Credit and Guarantee Agreement between Republic Airline Inc., Republic Airways Holdings Inc. and DEUTSCHE BANK AG NEW YORK BRANCH, dated as of April 7, 2015.

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

31.2
Certification by Timothy P. Dooley, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

32.2
Certification by Timothy P. Dooley, Executive Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)