Form 10-Q
period 2015-09-30
REPUBLIC AIRWAYS HOLDINGS INC
filed 2015-11-05
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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

☐  Yes    ☑No

Number of shares of Common Stock outstanding as of the close of business on November 4, 2015: 50,898,905.

All other items of this report are inapplicable.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share and per share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$232.8	$223.9
Restricted cash	4.9	21.7
Receivables - net of allowance for doubtful accounts of $2.2 and $2.6, respectively	46.1	20.7
Inventories	62.6	60.9
Prepaid expenses and other current assets	18.8	15.6
Deferred income taxes	16.4	16.4
Total current assets	381.6	359.2
Aircraft and other equipment, net	2,948.8	2,860.9
Maintenance deposits	46.4	53.2
Intangible and other assets, net	216.8	220.7
Total assets	$3,593.6	$3,494.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$311.6	$309.0
Accounts payable	26.8	19.3
Accrued liabilities	139.6	142.9
Total current liabilities	478.0	471.2
Long-term debt - less current portion	2,084.3	2,030.2
Deferred credits and other non-current liabilities	92.2	88.1
Deferred income taxes	299.1	284.0
Total liabilities	2,953.6	2,873.5
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; one vote per share;150,000,000 shares authorized; 60,473,386 and 59,821,243 shares issued and 50,898,905 and 50,024,780 shares outstanding, respectively	—	—
Additional paid-in capital	433.1	427.4
Treasury stock, 9,546,147 shares at cost	(183.9)	(183.9)
Accumulated other comprehensive loss	(2.0)	(2.2)
Accumulated earnings	392.8	379.2
Total stockholders' equity	640.0	620.5
Total liabilities and stockholders' equity	$3,593.6	$3,494.0

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
OPERATING REVENUES:
Fixed-fee service	$334.0	$343.7	$1,002.1	$1,009.2
Other	6.5	6.0	17.0	21.0
Total operating revenues	340.5	349.7	1,019.1	1,030.2

OPERATING EXPENSES:
Wages and benefits	92.3	93.8	281.5	274.8
Aircraft fuel	1.6	5.1	9.2	18.0
Landing fees and airport rents	6.6	7.0	18.7	20.8
Aircraft and engine rent	32.2	31.9	94.5	94.3
Maintenance and repair	71.5	65.9	202.8	191.9
Insurance and taxes	4.8	5.0	14.6	15.9
Depreciation and amortization	46.7	43.7	139.4	127.2
Impairment and other charges	—	—	—	19.9
Other	46.7	36.5	141.2	109.4
Total operating expenses	302.4	288.9	901.9	872.2

OPERATING INCOME	38.1	60.8	117.2	158.0
OTHER INCOME (EXPENSE):
Interest expense	(29.8)	(30.4)	(89.9)	(90.0)
Fair value gain - restructuring asset	—	—	—	18.4
Other, net	—	0.1	1.3	0.2
Total other expense	(29.8)	(30.3)	(88.6)	(71.4)

INCOME BEFORE INCOME TAXES	8.3	30.5	28.6	86.6

INCOME TAX EXPENSE	5.4	12.0	15.0	34.0

NET INCOME	$2.9	$18.5	$13.6	$52.6

NET INCOME PER COMMON SHARE - BASIC	$0.06	$0.37	$0.27	$1.06

NET INCOME PER COMMON SHARE - DILUTED	$0.06	$0.35	$0.27	$1.01

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NET INCOME	$2.9	$18.5	$13.6	$52.6
Other comprehensive income, net:
Reclassification adjustment for income realized on derivatives, net of tax	0.1	0.1	0.2	0.2

TOTAL COMPREHENSIVE INCOME, NET	$3.0	$18.6	$13.8	$52.8

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2015	2014

NET CASH FROM OPERATING ACTIVITIES	$142.0	$259.4

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(294.4)	(445.6)
Proceeds from sale of aircraft and other assets	89.9	8.6
Aircraft deposits	(6.5)	(20.0)
Change in restricted cash	16.8	(1.8)

NET CASH USED IN INVESTING ACTIVITIES	(194.2)	(458.8)

FINANCING ACTIVITIES:
Payments on debt	(225.3)	(213.2)
Proceeds from debt issuance and refinancing	379.3	397.1
Payments on early extinguishment of debt and refinancing	(91.6)	—
Proceeds from exercise of stock options	2.7	1.3
Purchase of treasury stock	—	(2.1)
Other, net	(4.0)	(2.7)

NET CASH PROVIDED FROM FINANCING ACTIVITIES	61.1	180.4

NET CHANGES IN CASH AND CASH EQUIVALENTS	8.9	(19.0)
CASH AND CASH EQUIVALENTS—Beginning of period	223.9	276.7
CASH AND CASH EQUIVALENTS—End of period	$232.8	$257.7

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$78.8	$81.6
Income taxes paid	0.6	2.0

NON-CASH INVESTING & FINANCING TRANSACTIONS:
Other equipment acquired through manufacturer credits	8.1	17.4
Manufacturer credit applied to the purchase of aircraft	18.1	21.2

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

In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal, recurring nature unless otherwise disclosed.  The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed February 27, 2015.

2. Summary of Significant Accounting Policies

Rental Income – Under the Company’s fixed-fee code-share and fixed-fee charter agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  The Company has concluded that a component of its fixed-fee service revenue under the agreements discussed above is rental income, inasmuch as the agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the three months ended September 30, 2015 and 2014, were $110.1 million and $108.9 million, respectively. The amounts deemed to be rental income during the nine months ended September 30, 2015 and 2014 were $334.4 million and $322.0 million, respectively, and have been included in fixed-fee service revenues in the Company’s condensed consolidated statements of operations.

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

Stockholders’ Equity – For the period from December 31, 2014 through September 30, 2015, additional paid-in capital increased to $433.1 million from $427.4 million due to $3.0 million of stock compensation expense and $2.7 million of net proceeds for options exercised, accumulated other comprehensive loss decreased to $2.0 million from $2.2 million due to the reclassification adjustment for loss realized on derivatives, and accumulated earnings increased to $392.8 million from $379.2 million based on current year-to-date net income.

Net Income Per Common Share – The following table is based on the weighted average number of common shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations (in millions, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic and diluted income per share:

Net income	2.9	18.5	13.6	52.6

Reduction in interest expense from convertible notes (net of tax)	—	0.3	—	0.8

Net income after assumed conversion	$2.9	$18.8	$13.6	$53.4

Weighted-average common shares outstanding for basic net income per common share	50.9	49.9	50.6	49.8
Effect of dilutive employee stock options and restricted stock	—	0.3	0.2	0.4
Effect of dilutive convertible notes	—	2.8	—	2.8
Adjusted weighted-average common shares outstanding and assumed conversions for diluted net income per common share	50.9	53.0	50.8	53.0

Net income per share - Basic	$0.06	$0.37	$0.27	$1.06

Net income per share - Diluted	$0.06	$0.35	$0.27	$1.01

The Company excluded 2.3 million and 3.3 million employee stock options from the calculation of diluted net income per share due to their anti-dilutive impact for the three months ended September 30, 2015 and 2014, respectively. The Company excluded 2.2 million and 3.4 million employee stock options from the calculation of diluted net income per share due to their anti-dilutive impact for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2014, the Company had a convertible note with an original face value of $25.0 million and a book value of $26.4 million, net of a $1.6 million discount. This note was convertible in whole or in part, at the option of the holder, for up to 2.8 million shares of the Company’s common stock. The convertible note was redeemed during the fourth quarter of 2014. The convertible note payable was dilutive for the three and nine months ended September 30, 2014.

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

Level 1	quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2	quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	unobservable inputs for the asset or liability.

The following table sets forth information regarding the Company's assets measured at fair value on a recurring basis (in millions):

Fair Value of Assets on a Recurring Basis	September 30, 2015	Level 1	Level 2	Level 3
Chautauqua restructuring asset	$66.8	$—	$—	$66.8

Fair Value of Assets on a Recurring Basis	December 31, 2014	Level 1	Level 2	Level 3
Chautauqua restructuring asset	$81.2	$—	$—	$81.2

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

The Company elected the fair value option under ASC 825-10, "Financial Instruments" for the agreement related to its 28 owned aircraft because management believes the fair value option provides the most accurate representation of the economic benefit of this agreement to Chautauqua in the Company's financial statements. Under the fair value option, the Company recorded an $86.4 million asset representing the combined fair value of expected future cash inflows under the agreement, net of the value of the Company's obligations attributable to the call rights on the 28 aircraft. The recurring fair value measurement of this agreement has been calculated using an income approach, which requires the use of subjective assumptions that are considered level 3 inputs. Fair values have been estimated by discounting the cash flows expected to be received over the term of the agreement, using a discount rate based on observable yields on instruments bearing comparable risks and credit worthiness of the counterparty. Critical assumptions used in the fair value measurement primarily include the amount and timing of cash inflows, the discount rate and the probability of whether the call option on the restructured aircraft will be exercised by the counterparty. A change in these assumptions could result in a significantly higher or lower fair value measurement, which would result in a gain or loss during the period in which the assumption changes. A 100 basis point change in the discount rate used would have changed the fair value of the restructuring asset by approximately $1.6 million as of September 30, 2015. Similarly, a change in the assumed probability of whether the call option on the restructured aircraft will be exercised could result in either a gain or loss of up to $3.2 million per aircraft during the period in which that assumption changed.

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

As of September 30, 2015, the Company would owe approximately $51.5 million under certain circumstances of non-performance or voluntary repayment, however; the Company estimated the probability of non-performance or repayment as remote.

The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements using Level 3 inputs (in millions):

	Three Months Ended
Chautauqua Restructuring Asset	September 30, 2015	September 30, 2014
Beginning Balance	$70.8	$89.8
Cash received or other	(4.0)	(1.9)
Ending Balance	$66.8	$87.9

	Nine Months Ended
Chautauqua Restructuring Asset	September 30, 2015	September 30, 2014
Beginning Balance	$81.2	$79.6
Fair value gain	—	18.4
Cash received or other	(14.4)	(10.1)
Ending Balance	$66.8	$87.9

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

($ in millions)	September 30,	December 31,
	2015	2014
Net carrying amount	$2,395.9	$2,339.2
Estimated fair value	2,177.3	2,215.0

New Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of the update is to require the recognition of revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services to customers. It is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On April 1, 2015, the FASB voted to propose a one-year deferral of the effective date. On July 9, 2015, the FASB voted to approve this deferral, permitting public organizations to apply the new revenue standard to annual reporting periods beginning after December 15, 2017. Public organizations may adopt the new revenue standard early, but not before the original public organization effective date. The Company is evaluating the impact to the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The objective of this update is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. It is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company is evaluating the impact to the consolidated financial statements.

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

3.  Debt

During the nine months ended September 30, 2015, the Company took delivery of 12 aircraft and borrowed $277.8 million secured by the aircraft. In addition, the Company sold three E190 aircraft and four Q400 aircraft for proceeds of $45.1 million and $40.4 million, respectively. The proceeds from the sale of these aircraft were used to extinguish the debt associated with these aircraft of $39.5 million and $40.4 million, respectively.

On April 7 and April 24, 2015, Republic entered into Credit and Guaranty Agreements. The revolving credit facility provides that Republic may from time to time prior to certain times, borrow, repay, and reborrow loans and have letters of credit issued up to an aggregate amount of $65 million under revolving facilities, and have letters of credit issued up to an aggregate amount of $10 million under the letter of credit facility. Effective June 11, 2015, Republic, amended the April 7, Credit Facility to increase the Revolving Facility by $20 million to a total aggregate commitment of $85 million. The proceeds are available until April 7 and April 24, 2018 and will be used for refinancing certain aircraft and other general corporate purposes. The Company has drawn $74.0 million on the revolving credit facility, as of September 30, 2015.

Borrowings under these agreements bear interest at a variable rate equal to the London interbank offering rate, known as LIBOR, plus a margin of 2.75% per annum, or another rate based on certain market interest rates, plus a margin of 1.75% per annum.

We were in compliance with the covenants in our financing agreements at September 30, 2015.

4. Commitments and Contingencies

Commitments

As of September 30, 2015, the Company has firm orders to purchase 40 CS300 aircraft that have scheduled delivery dates beginning in early 2015 and continuing through 2017. In January 2014, Bombardier announced that the aircraft would not be expected into service until early 2016. The Company has stopped making pre-delivery deposit payments on these aircraft.

The Company also has a commitment for 55 Embraer E175 aircraft (of which six have been delivered as of September 30, 2015) under the United brand that have scheduled delivery dates currently and through the third quarter of 2017. In addition, the Company has a commitment for six Embraer E175 aircraft under the US Airways/American brand that have scheduled delivery dates between the fourth quarter of 2015 and the first quarter of 2016.

The Company also has a commitment to acquire 11 spare aircraft engines (of which five have been delivered as of September 30, 2015). In the first quarter of 2015, the Company signed additional agreements for 10 spare aircraft engines (of which none have been delivered as of September 30, 2015). The Company expects to take delivery of all engines as follows: four engines in 2015, seven engines in 2016, and five engines in 2017.

The following table displays the Company's future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due by Period
						Beyond
	2015	2016	2017	2018	2019	2020	Total
Debt or lease financed aircraft under purchase obligations (1)	$307.8	$2,702.9	$1,211.5	$—	$—	$—	$4,222.2
Engines under firm orders	26.5	47.2	34.7	—	—	—	108.4
Total contractual obligations for aircraft and engines	$334.3	$2,750.1	$1,246.2	$—	$—	$—	$4,330.6

(1) Represents delivery of CS300s based on estimated availability date of early 2016.

The information in the table above reflects a purchase price of the aircraft at projected delivery dates.

The Company had aircraft return costs of $2.0 million and $11.2 million for the three and nine months ended September 30, 2015, respectively. These costs were associated with the transition of Q400 and E190 aircraft, which is included in other operating expense.

Contingencies

We are subject to certain legal and administrative actions which we consider routine to our business activities. Management believes that the ultimate outcome of any pending legal matters will not have a material adverse effect on our financial position, liquidity or results of operations.

As of September 30, 2015, approximately 70% of the Company's workforce is employed under union contracts. The union contract for our pilots is currently amendable. Although we have never had a work interruption or stoppage, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. If we are unable to reach agreement with any of our unionized work groups on the amended terms of their collective bargaining agreements, we may be subject to work interruptions and/or stoppages. Any sustained work stoppages could adversely affect our ability to fulfill our obligations under our fixed-fee agreements and could have a material adverse effect on our financial condition and results of operations.

On October 27, 2015, the IBT Local 357 voted by a margin of 76% to ratify a new three-year contract, with approximately 90% of the eligible pilots voting. The three-year agreement became effective on its date of signing, October 29, 2015. The agreement costs approximately $50.0 million per year on average over the three-year duration of the agreement, including both the ratification bonus and the anniversary bonus. The ratification bonus of approximately $17.0 million will be paid during the fourth quarter of 2015; and the anniversary bonus, currently estimated at approximately $14.0 million is expected to be paid during the fourth quarter of 2016.

Primarily as a result of pilot supply constraints caused by industry regulatory changes and the pilot labor dispute between the Company and Local 357, the Company's ability to meet its operational and financial targets in 2015 has been adversely affected. In order to address the effects of its pilot shortage, the Company is working with its CPA partners to reduce levels of flying during the second half of 2015 and beyond. In connection with this effort the Company is seeking to restructure its operational and contractual commitments. There can be no assurance that these efforts to reach consensual agreements with its stakeholders will be successful or that such agreements will fully restore the Companies operational and financial performance.

On October 5, 2015, Delta Air Lines, Inc. (Delta) filed suit against the Company alleging that the Company was in breach of its contractual obligations under both Delta Connection Agreements. Delta alleges, among other things, that Shuttle America breached the Agreements by failing to operate all of Delta's flights, and claims damages. We believe the allegations are unfounded and without merit and intend to pursue our rights, remedies and defenses in the litigation. Delta has withheld in excess of $10.0 million of contractual payments through September 30, 2015, which has resulted in past due receivables on the Company's balance sheet. The Company disputes Delta's right to withhold payments and intends to seek their recovery. The Company has deferred recognition of this revenue until this dispute can be resolved.

On October 22, 2015, Bombardier Commercial Aircraft (“Bombardier”) delivered a notice to the Company purporting to terminate, effective, October 31, 2015, the Smart Parts Q400 Agreement between the Company and Bombardier and the Q400 Onsite Inventory Agreement between the Company and an affiliate of Bombardier.   The Company disputes Bombardier’s right to terminate and has filed an action against Bombardier in United States District Court for the Southern District of New York and its affiliate seeking a declaratory judgment that Bombardier’s termination is invalid and a permanent injunction enjoining Bombardier from terminating the agreements based on its October 22, 2015 notice.  The Company also moved for a temporary restraining order and preliminary injunction enjoining Bombardier from terminating the agreements pending resolution of such action.  On October 28, 2015, the Court in the action entered an order based on Bombardier’s stipulation which prohibits Bombardier from terminating the agreements and from removing any of the parts covered by the agreements pending the Court’s decision on the Company’s preliminary injunction motion.  A hearing on the Company’s preliminary injunction motion is currently scheduled for November 17, 2015. The termination of this agreement would have adverse affects on the Company's ability to perform under the United Airlines, Inc. Q400 capacity purchase agreement.

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

As of September 30, 2015, our operating subsidiaries offered scheduled passenger service on 1,275 flights daily to 106 cities in 38 states and Canada under scheduled passenger service through our fixed-fee code-share agreements with United Continental Holdings, Inc. ("United"), Delta Air Lines, Inc. ("Delta"), and American Airlines Group, Inc. ("American") (collectively referred to as our "Partners"). Currently, we provide our Partners with fixed-fee regional airline services, operating as United Express, Delta Connection, or American Eagle, including service out of their hubs and focus cities. The Company operated aircraft under a pro-rate agreement with Frontier which terminated during the first quarter of 2014. During the nine months ended September 30, 2015, our operational fleet decreased from 244 to 242 aircraft. During the nine months ended September 30, 2015, the Company took delivery of 12 E175 aircraft, removed two owned and three leased E190 aircraft from charter service, returned three Q400 aircraft to the lessor, delivered four Q400 aircraft to Flybe, and temporarily parked two Q400 aircraft that will transition to Flybe.

Labor

On October 27, 2015, the IBT Local 357 voted by a margin of 76% to ratify a new three-year contract, with approximately 90% of the eligible pilots voting. The three-year agreement became effective on its date of signing, October 29, 2015. The agreement costs approximately $50 million per year on average over the three-year duration of the agreement, including both the ratification bonus and the anniversary bonus. The ratification bonus of approximately $17.0 million will be paid during the fourth quarter of 2015; and the anniversary bonus, currently estimated at approximately $14.0 million is expected to be paid during the fourth quarter of 2016.

Airline and Other Partners

Primarily as a result of pilot supply constraints caused by industry regulatory changes and the pilot labor dispute between the Company and Local 357, the Company's ability to meet its operational and financial targets in 2015 has been adversely affected. In order to address the effects of its pilot shortage, the Company is working with its CPA partners to reduce levels of flying during the second half of 2015 and beyond. In connection with this effort the Company is seeking to restructure its operational and contractual commitments. There can be no assurance that these efforts to reach consensual agreements with its stakeholders will be successful or that such agreements will fully restore the Companies operational and financial performance.

On October 5, 2015, Delta Air Lines, Inc. (Delta) filed suit against the Company alleging that the Company was in breach of its contractual obligations under both Delta Connection Agreements. Delta alleges, among other things, that Shuttle America breached the Agreements by failing to operate all of Delta's flights, and claims damages. We believe the allegations are unfounded and without merit and intend to pursue our rights, remedies and defenses in the litigation. Delta has withheld in excess of $10.0 million of contractual payments through September 30, 2015, which has resulted in past due receivables on the Company's balance sheet. The Company disputes Delta's right to withhold payments and intends to seek their recovery. The Company has deferred recognition of this revenue until this dispute can be resolved.

On October 22, 2015, Bombardier Commercial Aircraft (“Bombardier”) delivered a notice to the Company purporting to terminate, effective, October 31, 2015, the Smart Parts Q400 Agreement between the Company and Bombardier and the Q400 Onsite Inventory Agreement between the Company and an affiliate of Bombardier.   The Company disputes Bombardier’s right to terminate and has filed an action against Bombardier in United States District Court for the Southern District of New York and its affiliate seeking a declaratory judgment that Bombardier’s termination is invalid and a permanent injunction enjoining Bombardier from terminating the agreements based on its October 22, 2015 notice.  The Company also moved for a temporary restraining order and preliminary injunction enjoining Bombardier from terminating the agreements pending resolution of such action.  On October 28, 2015, the Court in the action entered an order based on Bombardier’s stipulation which prohibits Bombardier from terminating the agreements and from removing any of the parts covered by the agreements pending the Court’s decision on the Company’s preliminary injunction motion.  A hearing on the Company’s preliminary injunction motion is currently scheduled for November 17, 2015. The termination of this agreement would have adverse affects on the Company's ability to perform under the United Airlines, Inc. Q400 capacity purchase agreement.

Fleet Transition

In December 2014, we completed the sale of two E190 aircraft and in March 2015, we completed the sale of three E190 aircraft. The sale of these five aircraft leaves us with two owned E190 aircraft and three leased E190 aircraft that were removed from fixed-fee charter service in August of 2015 and temporarily parked, as of September 30, 2015. We expect to return the three leased aircraft to the lessor in 2015 and the remaining two aircraft are under a firm sales agreement.

On February 26, 2015, Delta Air Lines purported to exercise a right to extend aircraft under the E145 code-share agreement from May 2016 to May 2021. The Company disputes the validity of the purported extension, which is contrary to the parties' previous communications and understanding. As the agreement does not contain any terms for an extension period, any such purported extension would be subject to mutual agreement on rates, terms, and conditions. No such mutual agreement has been reached and the Company believes that Delta has not made any good-faith efforts to engage in such discussions. Absent such an agreement it would expire by its terms on May 31, 2016.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table sets forth operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights	Three Months Ended September 30,
	2015	2014	Change
Fixed-fee service revenues	$334.0	$343.7	(2.8)%
Other revenues	6.5	6.0	8.3%
Total operating revenues (millions)	$340.5	$349.7	(2.6)%
Total operating and interest expense (millions)	$332.2	$319.3	4.0%
Total fuel expense (millions)	$1.6	$5.1	(68.6)%
Operating aircraft at period end:
44-50 seats[6]	41	42	(2.4)%
69-99 seats[7]	201	198	1.5%
Block hours[4]	182,488	194,716	(6.3)%
Departures	106,701	110,272	(3.2)%
Passengers carried	5,897,985	5,946,742	(0.8)%
Revenue passenger miles ("RPM") (millions)[1]	2,884	3,011	(4.2)%
Available seat miles ("ASM") (millions)[2]	3,600	3,818	(5.7)%
Passenger load factor[3]	80.1%	78.9%	1.2 pts
Cost per ASM, including interest expense (cents)	9.23	8.36	10.4%
Cost per ASM, including interest expense and excluding fuel expense (cents)	9.18	8.23	11.5%
Average daily utilization of each aircraft (hours)[5]	9.1	9.8	(7.1)%
Average length of aircraft flight (miles)	466	496	(6.0)%

1.	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

2.	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

3.	Passenger load factor is revenue passenger miles divided by available seat miles.

4.	Hours from takeoff to landing, including taxi time.

5.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

6.
Excludes 11 owned E140 aircraft that were abandoned and four leased E140 aircraft that were permanently parked, eight owned and nine leased E145 aircraft that were temporarily parked, and one owned E135 aircraft and seven owned E145 aircraft that are leased to other operators, as of September 30, 2015. Excludes 11 owned and four leased E140 aircraft that were permanently parked, one owned and 11 leased E145 aircraft that were temporarily parked, and one owned E135 aircraft and 11 owned E145 aircraft that are leased to other operators, as of September 30, 2014.

7.
Excludes two owned and three leased E190 aircraft that were temporarily parked, six leased Q400 aircraft, of which; two were temporarily parked and four that were transitioned to Flybe and three owned E170 aircraft that are leased to other operators, as of September 30, 2015. Excludes two temporarily parked E190 aircraft, three owned E190 aircraft and three owned E170 aircraft that are leased to other operators, as of September 30, 2014.

The following table sets forth information regarding the Company’s revenues and expenses for the three months ended September 30, 2015 and 2014. (In millions).

Three Months Ended September 30,	2015	2014	$ Variance	% Variance
Fixed-fee service revenues	$334.0	$343.7	$(9.7)	(2.8)%
Other revenues	6.5	6.0	0.5	8.3%
TOTAL OPERATING REVENUES	340.5	349.7	(9.2)	(2.6)%
OPERATING EXPENSES:
Wages and benefits	92.3	93.8	(1.5)	(1.6)%
Aircraft fuel	1.6	5.1	(3.5)	(68.6)%
Landing fees and airport rents	6.6	7.0	(0.4)	(5.7)%
Aircraft and engine rent	32.2	31.9	0.3	0.9%
Maintenance and repair	71.5	65.9	5.6	8.5%
Insurance and taxes	4.8	5.0	(0.2)	(4.0)%
Depreciation and amortization	46.7	43.7	3.0	6.9%
Other	46.7	36.5	10.2	27.9%
Total operating expenses	302.4	288.9	13.5	4.7%
OPERATING INCOME	38.1	60.8
Total non-operating expense, net	(29.8)	(30.3)	(0.5)	(1.7)%
INCOME BEFORE INCOME TAXES	$8.3	$30.5	$(22.2)	(72.8)%

Operating Revenues

Operating revenues decreased $9.2 million, or 2.6%, during the third quarter of 2015 to $340.5 million. Fixed-fee service revenue decreased $9.7 million, or 2.8%, to $334.0 million primarily due to a decrease in block hours and reduced revenues associated with the non-reimbursed aircraft ownership costs associated with aircraft temporarily removed from revenue service during the third quarter.

Factors relating to significant changes in operating expenses are discussed below.

Wages and benefits expenses decreased 1.6%, or $1.5 million, primarily due to lower employee expenses as a result of a decrease in flying levels.

Maintenance and repair expense increased 8.5%, or $5.6 million, due to an increase in engine limited life part events, coupled with an increase in other engine repair costs.

Depreciation and amortization expense increased 6.9%, or $3.0 million, due primarily to the increase in the number of owned aircraft.

Other expenses increased 27.9%, or $10.2 million, primarily due to an increase in reorganization costs, coupled with an increase in costs for fleet transition, professional fees, crew hotels and increased crew training costs.

We recorded income tax expense of $5.4 million at a 65.1% effective tax rate during 2015, compared with an income tax expense of $12.0 million at a 39.3% effective tax rate during 2014. The 2015 the effective tax rate was higher than the statutory rate, primarily due to miscellaneous non-deductible expenses.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table sets forth operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights	Nine Months Ended September 30,
	2015	2014	Change
Fixed-fee service revenues	$1,002.1	$1,009.2	(0.7)%
Other revenues	17.0	21.0	(19.0)%
Total operating revenues (millions)	$1,019.1	$1,030.2	(1.1)%
Total operating and interest expense (millions)	$991.8	$962.2	3.1%
Total fuel expense (millions)	$9.2	$18.0	(48.9)%
Operating aircraft at period end:
44-50 seats[6]	41	42	(2.4)%
69-99 seats[7]	201	198	1.5%
Block hours[4]	542,413	572,077	(5.2)%
Departures	307,089	320,120	(4.1)%
Passengers carried	16,767,166	16,985,158	(1.3)%
Revenue passenger miles ("RPM") (millions)[1]	8,449	8,612	(1.9)%
Available seat miles ("ASM") (millions)[2]	10,719	10,899	(1.7)%
Passenger load factor[3]	78.8%	79.0%	-0.2 pts
Cost per ASM, including interest expense (cents)[8]	9.25	8.66	6.8%
Cost per ASM, including interest expense and excluding fuel expense (cents)	9.17	8.49	8.0%
Average daily utilization of each aircraft (hours)[5]	9.1	9.5	(4.2)%
Average length of aircraft flight (miles)	489	495	(1.2)%

1.	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

2.	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

3.	Passenger load factor is revenue passenger miles divided by available seat miles.

4.	Hours from takeoff to landing, including taxi time.

5.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

6.
Excludes 11 owned E140 aircraft that were abandoned and four leased E140 aircraft that were permanently parked, eight owned and nine leased E145 aircraft that were temporarily parked, and one owned E135 aircraft and seven owned E145 aircraft that are leased to other operators, as of September 30, 2015. Excludes 11 owned and four leased E140 aircraft that were permanently parked, one owned and 11 leased E145 aircraft that were temporarily parked, and one owned E135 aircraft and 11 owned E145 aircraft that are leased to other operators, as of September 30, 2014.

7.
Excludes two owned and three leased E190 aircraft that were temporarily parked, six leased Q400 aircraft, of which; two were temporarily parked and four that were transitioned to Flybe and three owned E170 aircraft that are leased to other operators, as of September 30, 2015. Excludes two temporarily parked E190 aircraft, three owned E190 aircraft and three owned E170 aircraft that are leased to other operators, as of September 30, 2014.

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

The following table sets forth information regarding the Company’s revenues and expenses for the nine months ended September 30, 2015 and 2014. (In millions).

Nine Months Ended September 30,	2015	2014	$ Variance	% Variance
Fixed-fee service revenues	$1,002.1	$1,009.2	$(7.1)	(0.7)%
Other revenues	17.0	21.0	(4.0)	(19.0)%
TOTAL OPERATING REVENUES	1,019.1	1,030.2	(11.1)	(1.1)%
OPERATING EXPENSES:
Wages and benefits	281.5	274.8	6.7	2.4%
Aircraft fuel	9.2	18.0	(8.8)	(48.9)%
Landing fees and airport rents	18.7	20.8	(2.1)	(10.1)%
Aircraft and engine rent	94.5	94.3	0.2	0.2%
Maintenance and repair	202.8	191.9	10.9	5.7%
Insurance and taxes	14.6	15.9	(1.3)	(8.2)%
Depreciation and amortization	139.4	127.2	12.2	9.6%
Impairment and other charges	—	19.9	(19.9)	(100.0)%
Other	141.2	109.4	31.8	29.1%
Total operating expenses	901.9	872.2	29.7	3.4%
OPERATING INCOME	117.2	158.0
Total non-operating expense, net	(88.6)	(71.4)	17.2	24.1%
INCOME BEFORE INCOME TAXES	$28.6	$86.6	$(58.0)	(67.0)%

Operating Revenues

Operating revenues decreased $11.1 million, or 1.1%, to $1,019.1 million during the first nine months of 2015 compared to the same period in 2014. Fixed-fee service revenue decreased $7.1 million, or 0.7%, to $1,002.1 million.

Factors relating to significant changes in operating expenses are discussed below.

Wages and benefits expenses increased 2.4%, or $6.7 million, was primarily due to an increase in wages for our flight crews due to a change in the mix in our flying, seniority related increases and pilot premium pay programs such as vacation buy-back and pilot open-time pickup.

The decrease in aircraft fuel expense of 48.9%, or $8.8 million, primarily due to decrease in gallons consumed during the current year because of a decrease in our fixed-fee charter operations.

Maintenance and repair expenses increased 5.7%, or $10.9 million, primarily due to the increase in engine repair costs on our EJET fleet.

Depreciation and amortization expense increased 9.6%, or $12.2 million, due primarily to the increase in the number of owned aircraft.

The other impairment charges of $19.9 million in 2014 was due to an impairment charge on owned E140 aircraft.

Other expenses increased 29.1%, or $31.8 million, primarily due to $10.1 million of fleet transition costs, coupled with an increase in costs for reorganization, professional fees, crew hotels and increased crew training costs.

The increase in non-operating expenses was primarily due to the fair value gain the Company recorded for the Chautauqua restructuring asset of $18.4 million in 2014.

We recorded income tax expense of $15.0 million at a 52.4% effective tax rate during 2015, compared with an income tax expense of $34.0 million at a 39.3% effective tax rate during 2014. The 2015 the effective tax rate was higher than the statutory rate, primarily due to miscellaneous non-deductible expenses.

Liquidity and Capital Resources

As of September 30, 2015, we had a total cash balance of $237.7 million, of which $4.9 million was restricted, and a working capital deficit of $96.4 million. The reduction in restricted cash was related to the termination of our fixed-fee charter operations. The Company currently anticipates that its unrestricted cash on hand and the cash generated from operations are sufficient to cover our capital expenditures and debt repayments; however, if the Company is not able to reach consensual agreements with our CPA Partners and other stakeholders, it could have an adverse effect on our liquidity position.

Net cash provided by operating activities in the nine months ended September 30, 2015 was $142.0 million compared to $259.4 million in the first nine months of 2014. The $117.4 million decrease was attributable to the change in working capital coupled with the decrease in income before taxes.

Net cash used by investing activities in the nine months ended September 30, 2015 was $194.2 million compared to $458.8 million in the first nine months of 2014.  The $264.6 million decrease was primarily due to a decrease in the number of aircraft deliveries year over year, coupled with the proceeds from the sale of three E190 aircraft and four Q400 aircraft in the current period.

Net cash used by financing activities was $61.1 million for the nine months ended September 30, 2015, compared to the net cash provided by financing activities of $180.4 million for the first nine months of 2014.  The $119.3 million decrease in cash provided by financing activities primarily relates to the decrease from the proceeds from debt issuance and other refinancing for the 12 E175 aircraft of $277.8 million during the first nine months of 2015 compared to the proceeds from debt issuance and other refinancing for the 17 E175 aircraft of $367.7 million during the first nine months of 2014, coupled with $91.6 million of payments for the early extinguishment during the first nine months of 2015. In addition, the Company has drawn $74.0 million on the revolving credit facility, as of September 30, 2015.

Other Liquidity

We still face several challenges as we rebuild our operation and work to achieve consensual restructuring with our CPA partners and other stakeholders. Without a consensual restructuring we might not have adequate liquidity to fund contractual commitments. In addition, the new three-year pilot agreement became effective on its date of signing, October 29, 2015. The agreement costs approximately $50 million per year on average over the three-year duration of the agreement, including both the ratification bonus and the anniversary bonus. The ratification bonus of approximately $17.0 million will be paid during the fourth quarter of 2015; and the anniversary bonus, currently estimated at approximately $14.0 million is expected to be paid during the fourth quarter of 2016.

Aircraft Leases and Other Leases

We have significant obligations for aircraft and engines that are classified as operating leases, and therefore are not reflected as liabilities on our balance sheet. Our aircraft leases expire between 2015 and 2023. As of September 30, 2015, our total mandatory payments under operating leases for aircraft aggregated to approximately $435.1 million and total minimum aircraft rental payments for the next 12 months under all non-cancelable aircraft operating leases is approximately $101.6 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. These leases expire from 2015 through 2033. As of September 30, 2015, our total mandatory payments under other non-cancelable operating leases aggregated to approximately $108.7 million. Total minimum other rental payments for the next 12 months are approximately $16.0 million.

Purchase Commitments

As of September 30, 2015, the Company has firm orders to purchase 40 CS300 aircraft that have scheduled delivery dates beginning in early 2015 and continuing through 2017. In January 2014, Bombardier announced that the aircraft would not be expected into service until early 2016. The Company has stopped making pre-delivery deposit payments on these aircraft.

The Company also has a commitment for 55 Embraer E175 aircraft (of which six have been delivered as of September 30, 2015) under the United brand that have scheduled delivery dates currently and through the third quarter of 2017. In addition, the Company has a commitment for six Embraer E175 aircraft under the US Airways/American brand that have scheduled delivery dates between the fourth quarter of 2015 and the first quarter of 2016.

The Company also has a commitment to acquire 11 spare aircraft engines (of which five have been delivered as of September 30, 2015). In the first quarter of 2015, the Company signed additional agreements for 10 spare aircraft engines (of which none have been delivered as of September 30, 2015). The Company expects to take delivery of all engines as follows: four engines in 2015, seven engines in 2016, and five engines in 2017.

The following table displays the Company's future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due by Period
						Beyond
	2015	2016	2017	2018	2019	2020	Total
Debt or lease financed aircraft under purchase obligations (1)	$307.8	$2,702.9	$1,211.5	$—	$—	$—	$4,222.2
Engines under firm orders	26.5	47.2	34.7	—	—	—	108.4
Total contractual obligations for aircraft and engines	$334.3	$2,750.1	$1,246.2	$—	$—	$—	$4,330.6

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

Interest Rates

Our earnings can be affected by changes in interest rates due to the amount of cash and securities held and variable rate debt. At September 30, 2015, approximately $1.9 million of our outstanding debt was at variable interest rates.   A one hundred basis point change in the LIBOR rate would not materially increase or decrease interest expense for the nine months ended September 30, 2015.

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

Changes in Internal Control

During the nine months ended September 30, 2015, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

31.2
Certification by Joseph P. Allman, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

32.2
Certification by Joseph P. Allman, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated:	November 5, 2015	By:	/s/ Bryan K. Bedford
Name: Bryan K. Bedford
Title: Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Dated:	November 5, 2015	By:	/s/ Joseph P. Allman
Name: Joseph P. Allman
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

(a)	Exhibits

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

31.2
Certification by Joseph P. Allman, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

32.2
Certification by Joseph P. Allman, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)