Form 10-K
period 2015-12-31
REPUBLIC AIRWAYS HOLDINGS INC
filed 2016-03-11
CIK 1159154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price of the Common Stock on the NASDAQ National Market System (now the NASDAQ Global Market System) on June 30, 2015 was approximately $467,234,754.

Indicate the number of shares outstanding of the registrant’s Common Stock as of the latest practicable date: As of March 11, 2016, 50,948,385 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

PART I
ITEM 1. BUSINESS

General

Overview

We are a Delaware holding company organized in 1996 that offers scheduled passenger services through our wholly-owned operating air carrier subsidiaries: Shuttle America Corporation (“Shuttle”) and Republic Airline Inc. (“Republic”). Unless the context indicates otherwise, the terms the “Company,” “we,” “us,” or “our,” refer to Republic Airways Holdings Inc. and our subsidiaries.

As of December 31, 2015, our operating subsidiaries offered scheduled passenger service on 1,094 flights daily to 118 cities in 40 states and Canada and the Caribbean under scheduled passenger service through our fixed-fee code-share agreements with United Continental Holdings, Inc. ("United"), Delta Air Lines, Inc. ("Delta"), and American Airlines Group, Inc. ("American") (collectively referred to as our "Partners"). Currently, we provide our Partners with fixed-fee regional airline services, operating as United Express, Delta Connection, or American Eagle, including service out of their hubs and focus cities.

Chapter 11 Filing

On February 25, 2016 (the “Petition Date”), Republic Airways Holdings Inc. and certain of its wholly-owned direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Chapter 11 cases are being administered under the caption "In re Republic Airways Holdings Inc., et al.," Case Number 16-10429.   The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The Bankruptcy Filing is intended to permit the Company to reorganize and improve liquidity, wind down unprofitable contracts and amend its capacity purchase agreements to enable sustainable profitability.  The Company’s goal is to develop and implement a plan of reorganization that meets the standards for confirmation under the Bankruptcy Code.  Confirmation of a plan of reorganization could materially alter the classifications and amounts reported in the Company’s consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization or other arrangement, or the effect of any operational changes that may be implemented.

Operation and Implication of the Bankruptcy Filing

Under Section 362 of the Bankruptcy Code, the filing of voluntary bankruptcy petitions by the Debtors automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property.  Accordingly, although the Bankruptcy Filing triggered defaults for certain of the Debtors’ debt and lease obligations, counterparties are stayed from taking any actions as a result of such defaults.  Absent an order of the Bankruptcy Court, substantially all of the Company’s pre-petition liabilities are subject to settlement under a plan of reorganization.  As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty.  The Debtors, operating as debtors-in-possession under the Bankruptcy Code, may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements.  Further, a confirmed plan of reorganization or other arrangement may materially change the amounts and classifications in the Company’s consolidated financial statements.

Subsequent to the Petition Date, the Debtors received approval from the Bankruptcy Court to pay or otherwise honor pre-petition obligations generally designed to stabilize the Company’s operations.  These obligations relate to certain employee wages, salaries and benefits, taxes and certain vendors in the ordinary course for goods and services received after the Petition Date.  The Debtors have retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise the Debtors in connection with the Bankruptcy Filing and certain other professionals to provide services and advice in the ordinary course of business.  From time to time, the Debtors may seek Bankruptcy Court approval to retain additional professionals.

Plan of Reorganization

In order for the Company to emerge successfully from Chapter 11, the Company must obtain the Bankruptcy Court’s approval of a plan of reorganization, which will enable the Company to transition from Chapter 11 into ordinary course operations outside of bankruptcy.  In connection with a plan of reorganization, the Company also may require a new credit facility, or “exit financing.”  The Company’s ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing.  A plan of reorganization determines the rights and satisfaction of claims of various creditors and parties-in-interest, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the plan of reorganization is confirmed.

The Company presently expects that any proposed plan of reorganization will provide, among other things, mechanisms for settlement of claims against the Debtors’ estates, treatment of the Company’s existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized Company.  Any proposed plan of reorganization will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Company’s creditors and other interested parties, and thereafter in response to interested parties’ objections and the requirements of the Bankruptcy Code and Bankruptcy Court.  There can be no assurance that the Company will be able to secure approval for the Company’s proposed plan of reorganization from the Bankruptcy Court.

Events Leading to the Chapter 11 Cases

There is a growing national shortage of qualified pilots in the United States. This shortage is making it increasingly difficult to maintain the necessary pilot staffing levels to sustain reliable performance requirements under the agreements with the Company's Partners. As a result of the pilot shortage, the Company has been forced to ground operating aircraft and reduce scheduled flying for each of its Partners, which has adversely affected the Company's financial position and cash flows from operations. Although a new three year collective bargaining agreement reached with its pilots in late 2015 has enabled the Company to stem the rate of attrition and significantly increase new pilot hiring, the Company needs time to be able to train new pilots, return more of its idled aircraft to revenue service, and restore higher levels of scheduled service for its Partners.

Government Regulation
The current national pilot shortage noted above is the result of two primary factors: an aging pilot population and new government regulations that increase new pilot qualification requirements. These factors have created greater demand at mainline, low cost and cargo carriers, which recruit from the regional airlines and offer higher salaries and more extensive benefit programs than regional carriers are able to offer, and have made it more difficult for regional airlines, such as the Company, to retain sufficient pilots.

On August 1, 2013, the congressionally-mandated pilot experience qualifications contained in the Airline Safety and FAA Extension Act of 2010 became effective. As a result of this legislation, the age and training requirements for the Company’s first officer pilots generally increased to 23 years and 1,500 hours of flight time. Military pilots are subject to somewhat lower standards, but as the wind-down of the U.S. involvement in conflicts in Iraq and Afghanistan has substantially concluded, there are fewer military-trained pilots entering the workforce. In addition, the FAA has implemented a new regulation that increases the flight crew duty, flight, and rest requirements for pilots. This update changed the length of time a pilot may be on duty and how much she or he may fly in a day, month, and year. These new limitations, together with the new, more restrictive certification and qualification requirements, have resulted in a growing scarcity of qualified new entrants and have contributed to the current severe nationwide pilot shortage.

The new “time and duty rest” requirements have increased by approximately 5%-7% the number of pilots that the Company historically needed to operate its schedules, thereby exacerbating an already acute labor shortage. The new minimum flight hour requirements have dramatically decreased the pool of qualified and competent new pilots available for hire by the Company (and other regional airlines) to meet its increased pilot needs in order to sustain its level of operations.

This shortage has been further exacerbated by the aging population of experienced pilots employed at mainline carriers, who in order to address their own increased pilot needs due to the mandatory retirement of pilots at age 65, have heavily recruited pilots from Republic and other regional carriers by offering substantially higher pay and the prospect of greater opportunities for career advancement.

As a consequence of there being fewer qualified pilots entering the work force, combined with increased attrition at the regional airlines to replace retirements at mainline, low cost and cargo airlines, the regional airline fleets are now underutilized and those aircraft that do operate do so with reduced schedules due to the reduced number of hours pilots can fly under the new regulations. Accordingly, the Company (and the regional airline industry generally) is experiencing declining revenue and higher costs.

Collective Bargaining Agreement
Concurrently with the changes discussed above, the Company was in negotiations with the International Brotherhood of Teamsters (“IBT Local 357” or the “IBT”), the union which represents the Company’s pilots. In October 2007, the Company’s collective bargaining agreement with the IBT became amendable.

During the pendency of the amendable period, pilot wages under that agreement deteriorated significantly below industry standard, pilot attrition increased, and with the subsequent heightened requirements for non-military-trained pilots and a decreasing number of new entrant pilots who could satisfy the higher experience qualifications, the Company’s ability to attract qualified candidates was frustrated. Accordingly, over the eight years since its collective bargaining agreement with the IBT became amendable, the Company endeavored to negotiate increased compensation and improved benefits and work rules that might help the Company to retain its existing pilots and better position it to attract new pilots. At the same time, to address its pilot shortage, the Company, at times, provided premium pay for pilots when they agreed to perform additional unassigned flying on their scheduled days off and offered signing bonuses to prospective new-hires as an incentive to accept its employment offers. During the latter stages of negotiations, in July 2015, the IBT filed a complaint against the Company alleging that the Company unilaterally increased compensation for pilots and new hires in violation of the Railway Labor Act, which further affected the Company’s ability to hire new pilots. Disputing the merits of the complaint, the Company filed a motion to dismiss. This case was ultimately dismissed with prejudice.

Negotiations with the IBT were protracted. The Company, however, worked resolutely toward a consensual resolution for its pilots. Though the Company and the collective bargaining representative for the pilots, IBT Local 747, opened negotiations in 2007 and had reached tentative agreements on several sections of a new collective bargaining agreement over the next two years, in 2009, the IBT placed its original Local 747 into trusteeship following complaints that Local 747 had failed to maintain proper financial controls. The trustee then withdrew Local 747’s agreement to the tentative agreements the parties had reached in the prior two years of bargaining.

Negotiations began anew the following year with the newly-established IBT Local 357. In July 2011, after being unable to reach an agreement, the parties began to engage in collective bargaining negotiations supervised by the National Mediation Board (“NMB”), and thereafter in November 2013, under the auspices of a private mediator. Though the parties reached a tentative agreement three months later in February 2014, it was not ratified by the union membership, and the parties returned to contract negotiations under the auspices of the NMB. Over the course of the next year, the parties passed over 100 proposals on at least 18 sections of the contract and by May 1, 2015, had reached tentative agreements on 19 out of 30 sections of the contract. However, progress stalled thereafter on the issue of compensation.

Ultimately, after a series of proposals, on September 28, 2015, the Company and the IBT reached a tentative agreement on the terms of a new three year contract, which the Company believes respects the role of its pilots in its long-term success and puts its pilots at the forefront of the regional airline industry. The IBT recommended the tentative agreement to its members, and at the conclusion of voting on October 27, 2015, it was ratified.

Though the tentative agreement with the IBT has been ratified, ratification does not provide an immediate resolution and panacea for all of the issues facing the Company. The length and intensity of negotiations with the IBT has had a severe impact on operations: pilot attrition doubled, recruiting efforts suffered severely, and Republic was forced to ground significant portions of its operating fleet due to lack of qualified pilots, generating losses in revenue, higher costs, diminished cash flows, and an inability to meet minimum flying levels under its fixed-fee agreements. Moreover, new hires are subject to a mandatory minimum three-month training program. Accordingly, the Company’s staffing assumptions for months in the future, as well as its ability to agree to flight plans and scheduling with its Partners, have been impacted significantly. Recovery and growth will require time and achieving new agreements with key stakeholders.

Partner Litigation
On October 5, 2015, Delta Air Lines, Inc. (Delta) filed suit against Shuttle America Corporation and Republic Airways Holdings Inc. alleging that Shuttle was in breach of its contractual obligations under both Delta Connection Agreements. Delta alleges, among other things, that Shuttle breached the Delta Connection Agreements by failing to operate all of Delta's flights, and claims damages. The Company believes the allegations are unfounded and without merit and intend to pursue its rights, remedies and defenses in the litigation. Delta has withheld in excess of $21.0 million of contractual payments through December 31, 2015, which has resulted in past due receivables on the Company's balance sheet. The Company disputes Delta's right to withhold payments and intends to seek their recovery. The Company has deferred recognition of this revenue until this dispute can be resolved.  Delta and the Company are currently engaged in confidential settlement discussions regarding all disputes between them, including the disputes in the Delta litigation.  In connection with such settlement discussions, at the request of Delta and the Company, on February 8, 2016 the Court in the Delta litigation entered an order administratively closing the case and directed the parties to file within 60 days either (1) the necessary documents to dismiss this case or (2) a joint status update notifying the Court why they are unable to file such documents.

Business Plan Initiatives
Prior to the Bankruptcy Filing, the Company developed and commenced implementation of the following four-pronged business plan, which the Company plans to continue to implement through the Chapter 11 process:

•
Develop a culture that attracts and retains qualified airline professionals. Working together with its employees, the Company will provide the safest, most reliable, and most convenient travel experience for its passengers and a positive work environment for its associates. The Company strives to make its company the employer of choice for regional airline professionals, enabling them to develop mutually beneficial working relationships with their business partners.

•
Continue to operate a high-quality fleet of aircraft across an efficient network. The Company intends to maintain a modern, high-quality fleet of regional aircraft that meets or exceeds stringent industry operating standards and complies with the terms of its fixed-fee regional code-share agreements. The Company’s operations are concentrated in the Northeast and Midwest and it staffs its crew and maintenance bases to leverage its resources across its network.

•
Continue to provide efficient and effective solutions to its Partners. The Company has long-term relationships with each of its Partners and historically has worked together with them to meet their operational and network needs. Historically, the Company has provided safe, reliable, and cost-efficient solutions for its Partners. The Company remains focused on anticipating and continuing to assist its Partners with their business strategies.

•
Continue to simplify its operating fleet by operating only larger regional jets. Network carrier consolidation, along with historically high fuel prices, have limited the economic use of smaller regional jets. The Company is actively seeking opportunities to transition out of its 50-seat regional jet and turboprop operational fleet with the ultimate objective of operating a single fleet type.

In furtherance of the Company’s plan to simplify its businesses by operating fewer fleet types on fewer certificates, on January 1, 2015, the Company completed the consolidation of the operations of its 50-seat regional jet platform, Chautauqua Airlines, into the Shuttle America operating certificate. All operating aircraft and related employees were transferred to Shuttle America’s operations. Consistent with its business plan, the Company also increased the number of larger aircraft, and through the Chapter 11 process, expects to sell the remaining related assets and wind down the number of its smaller regional jet and turboprop aircraft.

Through the Chapter 11 process, the Company intends to continue to work with its constituents to grow back its business by restructuring its flight schedules, divesting itself of burdensome, underutilized aircraft and equipment, and simplifying its operational fleet by transitioning to a single, larger regional jet fleet and a single operating certificate and assuring sufficient liquidity to support its operations and future growth.

Additional information about the Company’s Chapter 11 filing, Court filings, and claims information is also available on the internet at https://cases.primeclerk.com/RJET/Home-Index.

The following table outlines the types of aircraft our subsidiaries operate and their respective operations within our business units as of December 31, 2015:

Operating Subsidiaries	Aircraft Size (Seats)	United	Delta	American	Number of Aircraft
Shuttle America	44 to 50	—	41	—	41
Shuttle America	70 to 76	38	30	—	68
Republic Airline	69 to 80	28	—	105	133
Total number of operating aircraft		66	71	105	242

During 2015, our operational fleet decreased from 244 to 242 aircraft. The company took delivery of 18 E175 aircraft, removed five E190 aircraft from charter service (two owned and three leased) and removed 15 Q400 aircraft. The three leased E190 aircraft were returned to the lessor, one owned E190 aircraft was sold in early 2016, and one E190 aircraft we anticipate will also be sold in early 2016. In addition, we returned four Q400 aircraft to the lessor, delivered five Q400 aircraft to Flybe, and permanently parked six Q400 aircraft; of which four will transition to Flybe Group PLC ("Flybe") and two will be returned to the lessor.

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

Markets and Routes

Markets

As of December 31, 2015, we offered scheduled passenger service on 1,094 flights daily to 118 cities in 40 states, Canada and the Caribbean.

Routes

Our Partners determine the routes that we operate for them, which are subject to certain parameters in our agreements.  The following table illustrates the major hubs of our Partners into which we operated significant levels of service as of December 31, 2015:

Partner	Hub and Focus Cities
Delta	New York, NY (LGA and JFK); Detroit, MI (DTW)
United	Chicago, IL (ORD); Newark, NJ (EWR); Denver, CO (DEN); Houston, TX (IAH)
American	Charlotte, NC (CLT); Philadelphia, PA (PHL); Washington Reagan (DCA); Chicago, IL (ORD); Miami, FL(MIA)

The following route map illustrates the routes we flew for our Partners as of December 31, 2015:

Effective December 2015
American Airlines
Embraer 170/175
DELTA
Embraer 145/170/175
UNITED
Embraer 170/175
Bombardier Q400
St. John's
Halifax
Bangor
Montreal
Ottawa
Burlington
Portland
Manchester
Toronto
Syracuse
Boston
Rochester
Albany
Providence
Buffalo
Hartford
New York
Newark
Billings
Rapid City
Minneapolis St Paul
Sioux Falls
Milwaukee
Madison
Grand Rapids
Detroit
Chicago
Kalamazoo
Cleveland
Philadelphia
Pittsburgh
Baltimore
Columbus
Dayton
Washington D.C.
Indianapolis
Cincinnati
Richmond
Norfolk
Louisville
St. Louis
Kansas City
Omaha
Salt Lake City
Steamboat Springs
Vail
Denver
Grand Junction
Aspen
Montrose
Colorado Springs
Durango
Wichita
Albuquerque
Amarillo
Greensboro
Raleigh/Durham
Nashville
Charlotte
Memphis
Greenville Spartanburg
Atlanta
Charleston
Dallas
Tallahassee
Jacksonville
Pensacola
Austin
Lafayette
New Orleans
Houston
San Antonio
Fort Myers
Ft. Lauderdale
Miami
Key West
Marsh Harbour
Freeport
Nassau
Georgetown
Providenciales
Pointe-a-Pitre
Fort-de-France
La Romana

© Republic Airways Holdings - 2015

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

The following table represents our maintenance agreements for engines, auxiliary power units ("APU") and other airframe components for our E145, E170/175 and Q400 aircraft:

Expiration Date of Agreement:
Maintenance Agreements	E145	E170/175	Q400
Engines	December 2017(2)	March 2027(3)	June 2021(2)
APU	December 2016	July 2019	July 2021
Avionics	December 2017	April 2023	NA(1)
Wheels and Brakes	December 2019	January 2022	August 2022 (4)
Parts Pooling	December 2017	February 2027	April 2016
Emergency Slides	NA(1)	December 2024	NA(1)
Tires	NA(1)	NA(1)	July 2021
Propellers	NA(1)	NA(1)	July 2021

(1) Agreements do not exist for the specified maintenance item for the related aircraft type.
(2) Maintenance agreements for engines include life limited parts ("LLPs") for E140/145 and Q400 aircraft.
(3) Maintenance agreements for engines on United and Delta E175 aircraft expire December 2018, American E175 aircraft, with 80 seats, expire December 2022, and American E175 aircraft, with 76 seats, expire March 2027. As of
December 31, 2015 and 2014, we had maintenance deposits of $49.9 million and $53.2 million, respectively, for the future replacement of E170/175 LLPs.

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

Employees

As of December 31, 2015, we employed 5,581 full-time equivalent employees. The following is a table of our principal collective bargaining agreements and their respective amendable dates as of December 31, 2015:

Employee Group	Number of Full- Time Equivalent Employees	Representing Union	Amendable Date
Pilots	1,937	International Brotherhood of Teamsters Airline Division Local 357 (Chautauqua, Republic, and Shuttle)	Oct-18
Flight Attendants	1,834	International Brotherhood of Teamsters Airline Division Local 135	Jul-18
Dispatchers	89	Transport Workers Union of America Local 540	Aug-18

On October 27, 2015, the IBT Local 357 voted by a margin of 76% to ratify a new three-year contract, with approximately 90% of the eligible pilots voting. The three-year agreement became effective on its date of signing, October 29, 2015.

As of December 31, 2015, we had 1,721 employees who are not currently represented by any union.  Because of the high level of unionization among our employees, we are subject to risks of work interruption or stoppage and/or the incurrence of additional expenses associated with union representation of our employees. We have never experienced any work stoppages or other job actions and generally consider our relationship with our employees to be good.

Code-Share Agreements

Through our subsidiaries, we have entered into code-share agreements with American, Delta, and United (the "Partners") that authorize us to use their two-character flight designator codes ("AA," "DL," and "UA") to identify our flights and fares in their computer reservation systems, to paint our aircraft with their colors and/or logos, to use their service marks and to market and advertise our status as American Eagle, Delta Connection, or United Express, respectively. Under the code-share agreements between our subsidiaries and each of American, Delta, and United, we are compensated on a fixed-fee basis on all of our flights. In addition, under our code-share agreements, our passengers participate in frequent flyer programs of the Partners, and the Partners provide additional services such as reservations, ticket issuance, ground support services, commuter slot rights and airport facilities.

The following table is a summary representation of existing Capacity Purchase Agreements ("CPAs") with our Partners as of December 31, 2015:

Partner	Aircraft Type	Seats on Aircraft	Number of Aircraft under CPAs	Current Expiration Date(s)
American	E170	69	20	March 2019 to March 2023
American	E175	80	38	February 2019 to March 2023
American	E175	76	47	July 2025 to February 2027
Delta	E145	50	41	May 2016
Delta	E170	70	14	May 2021 to October 2021
Delta	E175	76	16	August 2023 to February 2024
United	E170	70	38	September 2019 to December 2022
United	E175	76	12	July 2027 to September 2029
United	Q400	71	16	March 2016

American Code-Share Agreements

As of December 31, 2015, we operated 20 E170 aircraft and 85 E175 aircraft for American under a fixed-fee code-share agreement and provided 548 flights per day as American Eagle.

In exchange for providing the designated number of flights and performing our other obligations under the code-share agreements, we receive compensation from American three times each month.

Under the American E170 aircraft and E175 aircraft code-share agreements, we receive an additional amount per available seat mile flown and may also receive incentives or pay penalties based upon our performance, including fleet launch performance, on-time departure performance and completion percentage rates. In addition, certain operating costs are considered pass through costs whereby American has agreed to reimburse us the actual amount of costs we incur for these items. Landing fees, passenger catering, passenger liability insurance and aircraft property tax costs are pass through costs and are included in our fixed-fee services revenue.

Under the American E175 code-share agreement for aircraft with 76 seats, American retains all passenger, certain cargo and other revenues associated with each flight and is responsible for all revenue-related expenses. We share revenue with American for certain cargo shipments. Additionally, certain operating costs are considered pass through costs and American has agreed to reimburse us the actual amount of costs we incur for these items.  Landing fees, hull and liability insurance and aircraft property tax costs are pass through costs and included in our fixed-fee services revenue.

American provides fuel directly for all of our American operations. We do not record fuel expense and the related revenue for the American operations.

Unless otherwise extended or amended, the code-share agreement for the E170/175 aircraft terminates between March 2019 and March 2023 with respect to the 20 E170 aircraft and eight of the E175 aircraft. The remaining 30 E175 aircraft (80 seats) are scheduled to terminate 12 years from each aircraft's in-service date and therefore would terminate from February 2019 to July 2020. American may terminate the code-share agreements at any time for cause upon not less than 90 days notice and subject to our right to cure under certain conditions.

Unless otherwise extended or amended, the code-share agreement for 47 E175 aircraft with 76 seats terminates on the 12th anniversary of the implementation date of each aircraft with terms expiring between July 2025 and February 2027. American has the option of extending this E175 agreement with respect to each aircraft for up to two additional two year terms. The agreement is subject to early termination under various circumstances.

The Delta Code-Share Agreements

As of December 31, 2015, we operated 41 E145 aircraft, 14 E170 aircraft, and 16 E175 aircraft for Delta under fixed-fee code-share agreements.  As of December 31, 2015, we provided 247 flights per day as Delta Connection.

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

The code-share agreement for the E145 aircraft terminates in May 2016. Delta may terminate the E175 code-share agreements at any time.

If Delta exercises this right under the E170 agreement or if we terminate the agreement for cause, we have the right to require Delta to either purchase, sublease or assume the lease of aircraft leased by us with respect to certain aircraft we previously operated for Delta under that agreement.  As of December 31, 2015, the Company estimates a payment of $183.1 million would be required from Delta should they exercise the early termination provision under the E170 agreement.  If we choose not to exercise our put right, or if Delta terminates the agreement for cause, they may require us to sell or sublease to them or Delta may assume the lease of aircraft leased by us with respect to any of the E170 aircraft we previously operated for it under that agreement.

The agreements may be subject to immediate or early termination under various circumstances.

On February 26, 2015, Delta Air Lines purported to exercise a right to extend aircraft under the E145 code-share agreement from May 2016 to May 2021. The Company disputes the validity of the purported extension, which is contrary to the parties' previous communications and understanding. As the agreement does not contain any terms for an extension period, any such purported extension would be subject to mutual agreement on rates, terms, and conditions. No such mutual agreement has been reached and the Company believes that Delta has not made any good-faith efforts to engage in such discussions. Absent such an agreement the E145 code-share agreement would expire by its terms on May 31, 2016.

On October 5, 2015, Delta Air Lines, Inc. (Delta) filed suit against Shuttle America Corporation and Republic Airways Holdings Inc. alleging that Shuttle was in breach of its contractual obligations under both Delta Connection Agreements. Delta alleges, among other things, that Shuttle breached the Delta Connection Agreements by failing to operate all of Delta's flights, and claims damages. The Company believes the allegations are unfounded and without merit and intend to pursue its rights, remedies and defenses in the litigation. Delta has withheld in excess of $21.0 million of contractual payments through December 31, 2015, which has resulted in past due receivables on the Company's balance sheet. The Company disputes Delta's right to withhold payments and intends to seek their recovery. The Company has deferred recognition of this revenue until this dispute can be resolved.  Delta and the Company are currently engaged in confidential settlement discussions regarding all disputes between them, including the disputes in the Delta litigation.  In connection with such settlement discussions, at the request of Delta and the Company, on February 8, 2016 the Court in the Delta litigation entered an order administratively closing the case and directed the parties to file within 60 days either (1) the necessary documents to dismiss this case or (2) a joint status update notifying the Court why they are unable to file such documents.

The United Code-Share Agreement

As of December 31, 2015, we operated 38 E170 aircraft, 12 E175 aircraft and 16 Q400 aircraft for United under fixed-fee code-share agreements.  As of December 31, 2015, we provided 299 flights per day as United Express.

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

On September 16, 2014, the Company entered into an agreement to operate 50 E175 aircraft under the United Express brand, which was subsequently amended to increase the number to 55 E175 aircraft. In December 2015, as a result of the Company's restructuring effort we entered into an amendment to the agreement to reduce the number of deliveries to 40 aircraft.

As of December 31, 2015, 12 of the 40 aircraft are in service; the remaining aircraft begin service between January 2016 and September 2017. Unless otherwise extended or amended, the E175 code-share agreement terminates on the 12th anniversary of the implementation date of each aircraft with terms expiring between July 2027 and September 2029. The agreement is subject to early termination under various circumstances. In addition, United has the option to add up to 50 additional E175 aircraft to the United Express Agreement by providing notice to the Company on or before December 31, 2016. Each new aircraft will be subject to the United Express Agreement for 12 years after the date it is placed in service thereunder, subject to United's right to extend the term for any group of 10 aircraft for four years.

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

The growth in the fixed fee business for regional carriers has been limited over the past few years as major carriers have reduced capacity. In addition, recent legislation has increased the minimum number of experience hours that a pilot must have logged to 1,500, which has decreased the amount of qualified pilots for all regional carriers. We believe as fixed-fee contracts come up for renewal, there will be competition for market share and pilots which may lead to lower margins and higher risks for regional carriers.

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

On our website, www.rjet.com/investor_relations.aspx, we provide free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after they have been electronically filed or furnished to the SEC. The code of ethics, adopted by our Board of Directors, which applies to all our employees, can also be found on our website, http://www.rjet.com/en/Investor_Relations/Governance.aspx. The charters for our audit committee, compensation committee and nominating and governance committee are also available on our website.

ITEM 1A. RISK FACTORS

The following risk factors, in addition to the information discussed elsewhere herein, should be carefully considered in evaluating us and our business:

Risks Related To Our Operations

Our filing of voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code and our ability to successfully emerge as a stronger, more focused company may be affected by a number of risks and uncertainties.

We are subject to a number of risks and uncertainties associated with the filing of voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, which may lead to potential adverse effects on our liquidity, results of operations and business prospects.  We cannot make any assurances regarding the outcome of the Chapter 11 proceedings.  Risks and uncertainties associated with our Chapter 11 proceedings include the following:

•	our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 cases and the outcomes of Bankruptcy Court rulings in the case in general;

•	the length of time that we will operate under the Chapter 11 cases and our ability to successfully emerge from Chapter 11;

•	our ability to develop and consummate a plan of reorganization with respect to the Chapter 11 cases;

•
our ability to obtain Bankruptcy Court and creditor approval of our plan of reorganization and the impact of alternative proposals, views and objections of the creditors’ committee and other interested parties, which may make it difficult to develop and consummate a plan of reorganization in a timely manner;

•
risks associated with third parties seeking and obtaining court approval to (i) terminate or shorten our exclusivity period to propose and confirm a plan of reorganization; (ii) appoint a Chapter 11 trustee or (iii) convert the Chapter 11 cases to Chapter 7 liquidation cases;

•	risks associated with third-party motions in the Chapter 11 cases, which may interfere with our reorganization efforts;

•	the ability to maintain sufficient liquidity throughout the Chapter 11 proceedings;

•	increased costs related to the Bankruptcy Filing;

•	our ability to manage contracts that are critical to our operation, to obtain and maintain appropriate terms with customers, suppliers and service providers; and

•	the outcome of pre-petition claims against us; and our ability to maintain existing customers, vendor relationships and expand our customer base.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 proceedings could adversely affect our relationships with our customers, as well as with vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if the Chapter 11 proceedings are protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

Because of the risks and uncertainties associated with our Chapter 11 cases, the ultimate impact of events that occur during the reorganization proceedings on our business, financial condition and results of operations cannot be accurately predicted or quantified.  If any one or more of these risks materializes, it could affect our ability to continue as a going concern.

We have substantial liquidity needs and face liquidity pressure.

We have substantial liquidity needs in the operation of our business and face significant liquidity challenges due to the financial difficulties experienced in the airline industry. Accordingly, we believe that our cash and cash equivalents will remain under pressure during 2016 and thereafter. Because substantially all of our assets are encumbered, we believe we will not be able to obtain any material amount of additional debt financing during our Chapter 11 proceedings.

A number of other factors, including our financial results in the recent year, our substantial indebtedness, the difficult revenue environment we face, and the financial difficulties experienced in the airline industry, adversely affect the availability and terms of funding that might be available to us during, and upon emergence from, our Chapter 11 cases.  As a result of these and other factors, there can be no assurances that we will be able to source capital at acceptable rates and on acceptable terms, if at all, to fund our current operations and our exit from Chapter 11. An inability to obtain necessary additional funding on acceptable terms would have a material adverse impact on us and on our ability to sustain our operations, both currently and upon emergence from Chapter 11.

Our initiatives to reduce our idled aircraft costs and increase revenues may not be adequate or successful.

As we seek to improve our financial condition, we must continue to take steps to reduce our idled aircraft costs during the Chapter 11 proceedings. As of December 31, 2015, we have 41 50-seat regional jets under fixed-fee code-share agreements which are scheduled to expire May 2016. In most cases, the term of the aircraft lease or debt agreement exceeds the term of the aircraft under its respective code-share agreement. To the extent that aircraft are removed from service, we must either sell or sublease the aircraft to another party in order to cover our carrying expenses for that aircraft. Our inability to sell or sublease aircraft that are removed from fixed-fee service could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

Our future plan of reorganization will contain initiatives to increase our revenues.  We should, however, note that given the structure and long-term nature of our code-share agreements and our relationships with our partners, it is very difficult to identify and implement significant cost savings initiatives.  Moreover, whether our initiatives will be adequate or successful depends in large measure on factors beyond our control, notably the overall competitive environment, including passenger demand, yield and industry capacity growth. We also can provide no assurance that during the reorganization process we will not be required to provide consideration or other inducements or accept unfavorable contractual provisions into some of our CPAs that could have a material adverse effect on our results of operations, financial condition, or the price of our common stock.

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

On August 1, 2013, the congressionally-mandated pilot experience qualifications contained in the Airline Safety and FAA Extension Act of 2010 became effective. As a result of this legislation, the age and training requirements for the Company’s first officer pilots generally increased to 23 years and 1,500 hours of flight time. Military pilots are subject to somewhat lower standards, but as the wind-down of the U.S. involvement in conflicts in Iraq and Afghanistan has substantially concluded, there are fewer military-trained pilots entering the workforce. In addition, the FAA has implemented a new regulation that increases the flight crew duty, flight, and rest requirements for pilots. This update changed the length of time a pilot may be on duty and how much she or he may fly in a day, month, and year. These new limitations, together with the new, more restrictive certification and qualification requirements, have resulted in a growing scarcity of qualified new entrants and have contributed to the current severe nationwide pilot shortage.

Negative events or publicity associated with our Chapter 11 proceedings could adversely affect our relationships with our employees and lead to higher turnover. In addition, such negative events or publicity could adversely affect our ability to attract qualified pilots and maintenance technicians. This could continue to have adverse effects on our results of operations and financial condition if we are not able to fulfill our contractual obligations under our capacity purchase agreements with our Partners.

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

On October 27, 2015, the IBT Local 357 voted by a margin of 76% to ratify a new three-year Collective Bargaining Agreement (CBA), with approximately 90% of the eligible pilots voting. The three-year agreement became effective on its date of signing, October 29, 2015. The ratification of the CBA provides no assurance that the Company's operation and financial performance will be fully restored.

The CBA ratified by the Pilots on October 27, 2015 increased pilot labor costs approximately $50.0 million per year on average over the three-year duration of the agreement, including both the ratification bonus and the anniversary bonus. The ratification bonus of approximately $17.0 million was paid during the fourth quarter of 2015; and the anniversary bonus, currently estimated at approximately $14.0 million is expected to be paid during the fourth quarter of 2016.

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

We depend on relationships created by our regional jet fixed-fee code-share agreements with Delta, United and American for all of our fixed-fee service revenues. Any material modification to, or termination of, our code-share agreements with any of these Partners could have a material adverse effect on our financial condition, results of our operations and the price of our common stock. Each of the code-share agreements contains a number of grounds for termination by our Partners, including our failure to meet specified performance levels.

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

Under our code-share agreements, we are compensated for certain costs we incur in providing services. With respect to costs that are defined as pass through costs, our code-share partner is obligated to pay to us the actual amount of the cost. With respect to other costs, our code-share partner is obligated to pay to us amounts based, in part, on pre-determined rates for certain costs. During the year ended December 31, 2015, approximately 16% of our costs were pass through costs and approximately 84% of our costs were reimbursable at pre-determined rates. These pre-determined rates are not based on the actual expenses we incur, and generally escalate based on a consumer price index, subject to a maximum cap. If our annual rate increases are less than our actual cost escalations or if we incur expenses that are greater than the pre-determined amounts payable by our code-share partners, our financial results will be negatively affected.

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

All of our pilots, flight attendants, and dispatchers are represented by unions. Collectively, these employees represent approximately 69% of our workforce. Although we have never had a work interruption or stoppage, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees.

Changes to our business model may not be successful and may cause operational difficulties.

We are devoting significant attention and resources to restructuring our current business. If we are unable to simplify our current business operations in a manner that allows us to maintain cost synergies, or if achievement of such simplification takes longer or costs more than expected, this could reduce our earnings or otherwise adversely affect our business and financial results. In addition, it is possible that the simplification process could result in the loss of key employees, diversion of management's attention, the disruption or interruption of, or the loss of momentum in our ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers and employees.

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

We are directly affected by the financial and operating strength of the Partners. In the event of a decrease in the financial or operational strength of any of our Partners, such Partner may be unable to make the payments due to us under its code-share agreement. In addition, it may reduce utilization of our aircraft to the minimum levels specified in the code-share agreements, and it is possible that any code-share agreement with a code-share Partner that files for reorganization under Chapter 11 of the U.S. Bankruptcy Code may not be assumed in bankruptcy and could be modified or terminated. Any such event could have an adverse effect on our operations and the price of our common stock. As of January 22, 2016, Standard & Poor’s and Moody’s, respectively, maintained ratings of BB- and Ba3 for American Airlines Group Inc., BB+ and Ba2 for Delta Air Lines, Inc., and BB- and Ba3 for United Continental Holdings, Inc., the parent of United.

Our Partners may choose to operate regional aircraft under a wholly owned subsidiary, thus limiting the expansion of our relationships with them.

We depend on major airlines, such as our Partners, to contract with us instead of purchasing and operating their own aircraft; however, some major airlines own their own regional airlines and operate their own aircraft instead of entering into contracts with us or other independent regional carriers. For example, Delta and American have acquired many aircraft which they fly under their affiliated carriers. We have no guarantee that in the future our Partners will choose to enter into contracts with us instead of purchasing their own aircraft or entering into relationships with competing regional airlines, as they are not prohibited from doing so under our code-share agreements. A decision by American, Delta or United to phase out our contract-based code-share relationships as they expire and instead acquire and operate their own aircraft or to enter into similar agreements with one or more of our competitors could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

Our Partners may be restricted in increasing the level of business that they conduct with us, thereby limiting our growth.

In general, the pilots' unions of certain major airlines have negotiated “scope clauses” in their collective bargaining agreements, known as CBAs, that restrict the number and/or size of aircraft that can be operated by the regional code-share partners of such major airlines. These CBAs limit regional airlines to flying aircraft with a maximum take-off weight (MTOW) of 86,000 pounds and a maximum passenger configuration of 76 seats with certain exceptions expressly provided in certain CBAs.

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

At December 31, 2015, we had estimated federal net operating loss carry-forwards, which we refer to as NOLs, of $1.4 billion for federal income tax purposes that begin to expire in 2016. We have recorded a valuation allowance for $398.4 million of those NOLs. Section 382 of the Internal Revenue Code, imposes limitations on a corporation's ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382. Any unused NOLs in excess of the annual limitation may be carried over to later years. As of December 31, 2015, the Company has experienced a 31.0% change in ownership.

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

While we have never had a crash causing death or serious injury in over 41 years of operations, it is possible that one or more of our aircraft may crash or be involved in an accident in the future, causing death or serious injury to individual air travelers and our employees and destroying the aircraft and the property of third parties.

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

In February 2009, Colgan Flight 3407, operating as Continental Connection, crashed on its approach into Buffalo, New York. A total of 50 people were killed. Since the date of this tragedy, there have been numerous press reports questioning some of the operating policies of regional airlines. In response, there have also been legislative initiatives aimed at heightening safety requirements, such as The Airline Safety and Pilot Training Improvement Act of 2009. Although our regional jets have never had a crash causing death or serious injury in over 41 years of operations, should the public perceive regional aircraft as less safe making our Partners less inclined to renew our contracts in the future, or should new legislation impose additional burdens on us, our financial condition, results of operations and the price of our common stock could be materially adversely affected.

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

Generally, revenues for airlines depend on the number of passengers carried, the fare paid by each passenger and service factors, such as the timeliness of departure and arrival. Demand for air travel could weaken in an economic recession. Economic weakness in the United States and international economies could have a significant negative impact on our results of operations. During periods of fog, ice, low temperatures, storms or other adverse weather conditions, flights may be canceled or significantly delayed. For example, in the first three months of 2015, the Company canceled approximately 3% of its scheduled flights due to extreme weather, which had a negative impact to pre-tax earnings of roughly $7.0 million for the first quarter. Under our fixed-fee code-share agreements, our regional airline business is partially protected against cancellations due to weather or air traffic control, although these factors may affect our ability to receive incentive payments for flying more than the minimum number of flights specified in our code-share agreements.

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

Risks Related To Our Common Stock

Our stock price is volatile.

Since our common stock began trading on The NASDAQ National Market (now the NASDAQ Global Select Market) on May 27, 2004, the market price of our common stock has ranged from a low of $1.61 to a high of $23.88 per share.  The market price of our common stock may continue to fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Flight Equipment

As of December 31, 2015, we operated 242 aircraft as described in the following table:

Type	Total Aircraft	Owned	Leased	Average Age (in years)	Seats in Current Configuration
E145LR	41	18	23	13.3	50
E170/175LR	185	162	23	6.4	69-80
Q400	16	—	16	6.4	71

Total	242	180	62

In addition to the aircraft listed above, we have parked 33 E140/E145 aircraft; six Q400 aircraft; one owned E190 aircraft was sold in early 2016, and one E190 aircraft we anticipate will also be sold in early 2016. We have leased five E145 aircraft, three E170 aircraft and five Q400 aircraft to a foreign airline, and we have leased one E145 aircraft to a domestic airline as of December 31, 2015.

All of our leased aircraft are leased by us pursuant to operating leases, with current lease expirations ranging from 2016 to 2023. We have fixed-price purchase options under most of these leases after nine to fourteen years of the lease term. Furthermore, we have options to renew most of the leases for an additional three to four years, or purchase the leased aircraft at the conclusion of their current lease terms at fair market value.

Ground Operations and Properties

As of December 31, 2015, our facilities are summarized in the following table:

Facility	Square Feet	Location
Corporate Headquarters	92,900	Indianapolis, IN
Training Facility	20,500	Plainfield, IN
Maintenance Hangar	113,200	Indianapolis, IN
Maintenance Hangar/Office	236,334	Columbus, OH
Maintenance Hangar	81,540	Louisville, KY
Maintenance Hangar/Office	135,518	Pittsburgh, PA
Maintenance Hangar	98,600	Kansas City, MO
Maintenance Hangars	194,300	Milwaukee, WI

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

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to certain legal and administrative actions, which management considers routine to its business activities. As of December 31, 2015, management believes, after consultation with legal counsel, the ultimate outcome of any pending legal matters will not have a material adverse effect on the Company's consolidated financial statements as a whole.

Chapter 11 Filing. Please refer to Item 1, Business, for a discussion of the Bankruptcy Filing.

ITEM 4. Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

Our common stock was traded on the NASDAQ Global Select Market under the symbol "RJET", until March 7, 2016. The following table sets forth the high and low sales prices of our common stock for the periods indicated.

Year Ended December 31, 2014	High	Low
First Quarter	$11.80	$8.56
Second Quarter	11.24	7.82
Third Quarter	12.03	9.49
Fourth Quarter	14.74	10.05
Year Ended December 31, 2015
First Quarter	$15.36	$12.16
Second Quarter	13.90	9.12
Third Quarter	9.50	1.97
Fourth Quarter	6.80	3.72

As of December 31, 2015 there were 9,396 stockholders of record of our common stock. We have never paid cash dividends on our common stock. The payment of future dividends is within the discretion of our board of directors and will depend upon our future earnings, our capital requirements, bank or other lender financing, financial condition and other relevant factors.

Performance Graph
The above graph compares the performance of the Company from December 31, 2010 through December 31, 2015, against the performance of (i) the Composite Index for NASDAQ Stock Market (U.S. Companies) and (ii) an index of companies engaged in air transportation (SIC 4512), including regional airlines, whose stocks trade on the NASDAQ, for the same period.

Below is a summary of certain information with respect to the equity compensation plans of the Company as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders
Options outstanding under the 2002 Equity Incentive Plan (1)	282,583	$17.82	—
Options outstanding under the 2007 Equity Incentive Plan (2)	1,971,920	14.09	2,057,658
Equity compensation plans not approved by security holders	—	—	—
Total	2,254,503	$14.55	2,057,658

(1) The 2002 Equity Incentive Plan expired on April 19, 2012 with 22,434 shares available to be issued. There are no shares available for future issuance as of December 31, 2015.

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

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in millions, except per share amounts)
Statement of Operations Data:
Operating revenues:
Fixed-fee service	$1,320.3	$1,348.5	$1,276.1	$1,102.1	$1,079.0
Passenger service	—	—	46.3	247.9	388.9
Other	23.7	26.9	24.1	27.4	46.5

Total operating revenues	1,344.0	1,375.4	1,346.5	1,377.4	1,514.4
Operating expenses:
Wages and benefits	399.4	368.0	342.1	308.4	297.1
Aircraft fuel (1)	9.3	22.4	44.9	161.4	303.4
Landing fees and airport rents (2)	24.2	26.9	46.4	61.5	64.9
Aircraft and engine rent(3)	142.3	126.0	122.6	110.7	117.0
Maintenance and repair	269.6	251.1	251.6	235.3	237.2
Insurance and taxes	19.3	19.9	25.1	24.7	26.2
Depreciation and amortization	191.1	173.0	150.7	160.0	162.9
Promotion and sales	—	—	—	12.8	21.2
Impairment and other charges (4)	9.2	53.4	21.2	—	191.1
Other(5)	194.8	149.2	150.9	134.1	116.7

Total operating expenses	1,259.2	1,189.9	1,155.5	1,208.9	1,537.7

Operating income (loss)	84.8	185.5	191.0	168.5	(23.3)
Other income (expense):
Interest expense	(121.2)	(119.7)	(112.2)	(117.6)	(126.0)
Fair value gain - restructuring asset (4)	—	18.4	—	—	—
Other - net	1.6	1.0	2.5	0.2	0.2
Total other expense	(119.6)	(100.3)	(109.7)	(117.4)	(125.8)

Income (loss) from continuing operations before income taxes	(34.8)	85.2	81.3	51.1	(149.1)

Income tax expense (benefit) (6)	(7.7)	20.9	33.0	19.8	(55.8)

Net income (loss) of the Company from continuing operations	(27.1)	64.3	48.3	31.3	(93.3)

Net income (loss) from discontinued operations, net of tax	—	—	(21.6)	20.0	(58.5)

Net income (loss)	$(27.1)	$64.3	$26.7	$51.3	$(151.8)

Income (loss) per share basic:
Income (loss) from continuing operations	$(0.54)	$1.29	$0.98	$0.65	$(1.94)
Discontinued operations, net of tax	—	—	(0.44)	0.41	(1.20)
Net income (loss) per share basic	$(0.54)	$1.29	$0.54	$1.06	$(3.14)

Income (loss) per share diluted:
Income (loss) from continuing operations	$(0.54)	$1.24	$0.92	$0.63	$(1.94)
Discontinued operations, net of tax	—	—	(0.40)	0.39	(1.20)
Net income (loss) per share diluted	$(0.54)	$1.24	$0.52	$1.02	$(3.14)

Weighted average common shares outstanding:
Basic	50.7	49.8	49.2	48.5	48.2
Diluted	50.7	52.4	54.6	51.4	48.2

(1) The decrease in fuel expense in 2012 compared to 2011, was primarily attributable to the decrease in pass through costs, as all of our partners, as of December 31, 2012, are providing fuel for our aircraft under capacity purchase agreements. The decrease in 2013 and 2014 was related to a reduction of pro-rate operations with Frontier. The decrease in 2015 relates to the wind down and discontinuation of our fixed fee charter operations during the year.

(2) The decrease in landing fees in 2013 and 2014 was primarily attributable to United paying the fees directly beginning June, 2013.

(3) The increase in aircraft and engine rent in 2015 was primarily attributable to the Company recording a charge for dead rent on permanently idled leased aircraft of approximately $17.4 million.

(4) See note 4 of the Consolidated Financial Statements for further discussion.

(5) The increase in other expense in 2015 was primarily attributable to $18.9 million of fleet transition costs, coupled with an increase in costs for reorganization, professional fees, crew hotels and increased crew training costs.

(6) The decrease in tax expense in 2014 was primarily attributable to the Company releasing valuation allowances for state NOLs resulting in a $4.8 million tax benefit. In addition, the Company's effective state tax rate decreased, which resulted in $4.2 million tax benefit. The decrease in the effective tax rate in 2015 was primarily attributable to permanent tax differences for non-deductible expenses.

	Years Ended December 31,
	2015	2014	2013	2012	2011
Airline Operating Data:
Block hours	707,259	763,011	749,931	701,040	731,440
Departures	399,522	425,596	440,255	409,058	429,564
Passengers carried (millions)	21.9	22.6	21.5	20.1	20.8
Revenue passenger miles (millions) (1)	11,118	11,494	10,290	10,120	10,691
Available seat miles (millions)(2)	14,045	14,651	13,486	13,437	14,449
Passenger load factor (3)	79.2%	78.5%	76.3%	75.3%	74.0%
Average passenger trip length (miles)	479	498	472	490	498
Number of aircraft in operations (end of period):
Regional Jets:
Owned	180	164	164	146	152
Leased	46	49	63	63	67
Q400:
Owned	—	4	4	4	2
Leased	16	27	27	13	—
Total aircraft	242	244	258	226	221

(1) Passengers carried multiplied by miles flown.
(2) Passenger seats available multiplied by miles flown.
(3) Revenue passenger miles divided by available seat miles.

	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:	(in millions)
Cash and cash equivalents	$173.5	$223.9	$276.7	$210.8	$174.5
Aircraft and other equipment—net	3,006.3	2,860.9	2,563.6	2,311.2	2,564.3
Total assets	3,613.6	3,477.6	3,271.3	3,655.2	3,901.7
Total debt	2,460.7	2,339.2	2,166.8	1,972.7	2,194.4
Total stockholders' equity	600.1	620.5	550.7	513.5	460.5

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a Delaware holding company organized in 1996 that offers scheduled passenger services through our wholly-owned operating air carrier subsidiaries: Shuttle America Corporation (“Shuttle”) and Republic Airline Inc. (“Republic”). Unless the context indicates otherwise, the terms the “Company,” “we,” “us,” or “our,” refer to Republic Airways Holdings Inc. and our subsidiaries.

As of December 31, 2015, our operating subsidiaries offered scheduled passenger service on 1,094 flights daily to 118 cities in 40 states, Canada and the Caribbean under scheduled passenger service through our fixed-fee code-share agreements with United Continental Holdings, Inc. ("United"), Delta Air Lines, Inc. ("Delta"), and American Airlines Group, Inc. ("American") (collectively referred to as our "Partners"). Currently, we provide our Partners with fixed-fee regional airline services, operating as Delta Connection, United Express, or American Eagle, including service out of their hubs and focus cities.

Chapter 11 Filing

On February 25, 2016 (the “Petition Date”), Republic Airways Holdings Inc. and certain of its wholly-owned direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Chapter 11 cases are being administered under the caption "In re Republic Airways Holdings Inc., et al.," Case Number 16-10429.   The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The Bankruptcy Filing is intended to permit the Company to reorganize and improve liquidity, wind down unprofitable contracts and amend its capacity purchase agreements to enable sustainable profitability.  The Company’s goal is to develop and implement a plan of reorganization that meets the standards for confirmation under the Bankruptcy Code.  Confirmation of a plan of reorganization could materially alter the classifications and amounts reported in the Company’s consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization or other arrangement, or the effect of any operational changes that may be implemented.

Operation and Implication of the Bankruptcy Filing

Under Section 362 of the Bankruptcy Code, the filing of voluntary bankruptcy petitions by the Debtors automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property.  Accordingly, although the Bankruptcy Filing triggered defaults for certain of the Debtors’ debt and lease obligations, counterparties are stayed from taking any actions as a result of such defaults.  Absent an order of the Bankruptcy Court, substantially all of the Company’s pre-petition liabilities are subject to settlement under a plan of reorganization.  As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty.  The Debtors, operating as debtors-in-possession under the Bankruptcy Code, may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements.  Further, a confirmed plan of reorganization or other arrangement may materially change the amounts and classifications in the Company’s consolidated financial statements.

Subsequent to the Petition Date, the Debtors received approval from the Bankruptcy Court to pay or otherwise honor pre-petition obligations generally designed to stabilize the Company’s operations.  These obligations relate to certain employee wages, salaries and benefits, taxes and certain vendors in the ordinary course for goods and services received after the Petition Date.  The Debtors have retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise the Debtors in connection with the Bankruptcy Filing and certain other professionals to provide services and advice in the ordinary course of business.  From time to time, the Debtors may seek Bankruptcy Court approval to retain additional professionals.

Plan of Reorganization

In order for the Company to emerge successfully from Chapter 11, the Company must obtain the Bankruptcy Court’s approval of a plan of reorganization, which will enable the Company to transition from Chapter 11 into ordinary course operations outside of bankruptcy.  In connection with a plan of reorganization, the Company also may require a new credit facility, or “exit financing.”  The Company’s ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing.  A plan of reorganization determines the rights and satisfaction of claims of various creditors and parties-in-interest, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the plan of reorganization is confirmed.

The Company presently expects that any proposed plan of reorganization will provide, among other things, mechanisms for settlement of claims against the Debtors’ estates, treatment of the Company’s existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized Company.  Any proposed plan of reorganization will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Company’s creditors and other interested parties, and thereafter in response to interested parties’ objections and the requirements of the Bankruptcy Code and Bankruptcy Court.  There can be no assurance that the Company will be able to secure approval for the Company’s proposed plan of reorganization from the Bankruptcy Court.

Events Leading to the Chapter 11 Cases

There is a growing national shortage of qualified pilots in the United States. This shortage is making it increasingly difficult to maintain the necessary pilot staffing levels to sustain reliable performance requirements under the agreements with the Company's Partners. As a result of the pilot shortage, the Company has been forced to ground operating aircraft and reduce scheduled flying for each of its Partners, which has adversely affected the Company's financial position and cash flows from operations. Although a new three year collective bargaining agreement reached with its pilots in late 2015 has enabled the Company to stem the rate of attrition and significantly increase new pilot hiring, the Company needs time to be able to train new pilots, return more of its idled aircraft to revenue service, and restore higher levels of scheduled service for its Partners.

Government Regulation
The current national pilot shortage noted above is the result of two primary factors: an aging pilot population and new government regulations that increase new pilot qualification requirements. These factors have created greater demand at mainline, low cost and cargo carriers, which recruit from the regional airlines and offer higher salaries and more extensive benefit programs than regional carriers are able to offer, and have made it more difficult for regional airlines, such as the Company, to retain sufficient pilots.

On August 1, 2013, the congressionally-mandated pilot experience qualifications contained in the Airline Safety and FAA Extension Act of 2010 became effective. As a result of this legislation, the age and training requirements for the Company’s first officer pilots generally increased to 23 years and 1,500 hours of flight time. Military pilots are subject to somewhat lower standards, but as the wind-down of the U.S. involvement in conflicts in Iraq and Afghanistan has substantially concluded, there are fewer military-trained pilots entering the workforce. In addition, the FAA has implemented a new regulation that increases the flight crew duty, flight, and rest requirements for pilots. This update changed the length of time a pilot may be on duty and how much she or he may fly in a day, month, and year. These new limitations, together with the new, more restrictive certification and qualification requirements, have resulted in a growing scarcity of qualified new entrants and have contributed to the current severe nationwide pilot shortage.

The new “time and duty rest” requirements have increased by approximately 5%-7% the number of pilots that the Company historically needed to operate its schedules, thereby exacerbating an already acute labor shortage. The new minimum flight hour requirements have dramatically decreased the pool of qualified and competent new pilots available for hire by the Company (and other regional airlines) to meet its increased pilot needs in order to sustain its level of operations.

This shortage has been further exacerbated by the aging population of experienced pilots employed at mainline carriers, who in order to address their own increased pilot needs due to the mandatory retirement of pilots at age 65, have heavily recruited pilots from Republic and other regional carriers by offering substantially higher pay and the prospect of greater opportunities for career advancement.

As a consequence of there being fewer qualified pilots entering the work force, combined with increased attrition at the regional airlines to replace retirements at mainline, low cost and cargo airlines, the regional airline fleets are now underutilized and those aircraft that do operate do so with reduced schedules due to the reduced number of hours pilots can fly under the new regulations. Accordingly, the Company (and the regional airline industry generally) is experiencing declining revenue and higher costs.

Collective Bargaining Agreement
Concurrently with the changes discussed above, the Company was in negotiations with the International Brotherhood of Teamsters (“IBT Local 357” or the “IBT”), the union which represents the Company’s pilots. In October 2007, the Company’s collective bargaining agreement with the IBT became amendable.

During the pendency of the amendable period, pilot wages under that agreement deteriorated significantly below industry standard, pilot attrition increased, and with the subsequent heightened requirements for non-military-trained pilots and a decreasing number of new entrant pilots who could satisfy the higher experience qualifications, the Company’s ability to attract qualified candidates was frustrated. Accordingly, over the eight years since its collective bargaining agreement with the IBT became amendable, the Company endeavored to negotiate increased compensation and improved benefits and work rules that might help the Company to retain its existing pilots and better position it to attract new pilots. At the same time, to address its pilot shortage, the Company, at times, provided premium pay for pilots when they agreed to perform additional unassigned flying on their scheduled days off and offered signing bonuses to prospective new-hires as an incentive to accept its employment offers. During the latter stages of negotiations, in July 2015, the IBT filed a complaint against the Company alleging that the Company unilaterally increased compensation for pilots and new hires in violation of the Railway Labor Act, which further affected the Company’s ability to hire new pilots. Disputing the merits of the complaint, the Company filed a motion to dismiss. This case was ultimately dismissed with prejudice.

Negotiations with the IBT were protracted. The Company, however, worked resolutely toward a consensual resolution for its pilots. Though the Company and the collective bargaining representative for the pilots, IBT Local 747, opened negotiations in 2007 and had reached tentative agreements on several sections of a new collective bargaining agreement over the next two years, in 2009, the IBT placed its original Local 747 into trusteeship following complaints that Local 747 had failed to maintain proper financial controls. The trustee then withdrew Local 747’s agreement to the tentative agreements the parties had reached in the prior two years of bargaining.

Negotiations began anew the following year with the newly-established IBT Local 357. In July 2011, after being unable to reach an agreement, the parties began to engage in collective bargaining negotiations supervised by the National Mediation Board (“NMB”), and thereafter in November 2013, under the auspices of a private mediator. Though the parties reached a tentative agreement three months later in February 2014, it was not ratified by the union membership, and the parties returned to contract negotiations under the auspices of the NMB. Over the course of the next year, the parties passed over 100 proposals on at least 18 sections of the contract and by May 1, 2015, had reached tentative agreements on 19 out of 30 sections of the contract. However, progress stalled thereafter on the issue of compensation.

Ultimately, after a series of proposals, on September 28, 2015, the Company and the IBT reached a tentative agreement on the terms of a new three year contract, which the Company believes respects the role of its pilots in its long-term success and puts its pilots at the forefront of the regional airline industry. The IBT recommended the tentative agreement to its members, and at the conclusion of voting on October 27, 2015, it was ratified.

Though the tentative agreement with the IBT has been ratified, ratification does not provide an immediate resolution and panacea for all of the issues facing the Company. The length and intensity of negotiations with the IBT has had a severe impact on operations: pilot attrition doubled, recruiting efforts suffered severely, and Republic was forced to ground significant portions of its operating fleet due to lack of qualified pilots, generating losses in revenue, higher costs, diminished cash flows, and an inability to meet minimum flying levels under its fixed-fee agreements. Moreover, new hires are subject to a mandatory minimum three-month training program. Accordingly, the Company’s staffing assumptions for months in the future, as well as its ability to agree to flight plans and scheduling with its Partners, have been impacted significantly. Recovery and growth will require time and achieving new agreements with key stakeholders.

Partner Litigation
On October 5, 2015, Delta Air Lines, Inc. (Delta) filed suit against Shuttle America Corporation and Republic Airways Holdings Inc. alleging that Shuttle was in breach of its contractual obligations under both Delta Connection Agreements. Delta alleges, among other things, that Shuttle breached the Delta Connection Agreements by failing to operate all of Delta's flights, and claims damages. The Company believes the allegations are unfounded and without merit and intend to pursue its rights, remedies and defenses in the litigation. Delta has withheld in excess of $21.0 million of contractual payments through December 31, 2015, which has resulted in past due receivables on the Company's balance sheet. The Company disputes Delta's right to withhold payments and intends to seek their recovery. The Company has deferred recognition of this revenue until this dispute can be resolved.  Delta and the Company are currently engaged in confidential settlement discussions regarding all disputes between them, including the disputes in the Delta litigation.  In connection with such settlement discussions, at the request of Delta and the Company, on February 8, 2016 the Court in the Delta litigation entered an order administratively closing the case and directed the parties to file within 60 days either (1) the necessary documents to dismiss this case or (2) a joint status update notifying the Court why they are unable to file such documents.

Business Plan Initiatives
Prior to the Bankruptcy Filing, the Company developed and commenced implementation of the following four-pronged business plan, which the Company plans to continue to implement through the Chapter 11 process:

•
Develop a culture that attracts and retains qualified airline professionals. Working together with its employees, the Company will provide the safest, most reliable, and most convenient travel experience for its passengers and a positive work environment for its associates. The Company strives to make its company the employer of choice for regional airline professionals, enabling them to develop mutually beneficial working relationships with their business partners.

•
Continue to operate a high-quality fleet of aircraft across an efficient network. The Company intends to maintain a modern, high-quality fleet of regional aircraft that meets or exceeds stringent industry operating standards and complies with the terms of its fixed-fee regional code-share agreements. The Company’s operations are concentrated in the Northeast and Midwest and it staffs its crew and maintenance bases to leverage its resources across its network.

•
Continue to provide efficient and effective solutions to its Partners. The Company has long-term relationships with each of its Partners and historically has worked together with them to meet their operational and network needs. Historically, the Company has provided safe, reliable, and cost-efficient solutions for its Partners. The Company remains focused on anticipating and continuing to assist its Partners with their business strategies.

•
Continue to simplify its operating fleet by operating only larger regional jets. Network carrier consolidation, along with historically high fuel prices, have limited the economic use of smaller regional jets. The Company is actively seeking opportunities to transition out of its 50-seat regional jet and turboprop operational fleet with the ultimate objective of operating a single fleet type.

In furtherance of the Company’s plan to simplify its businesses by operating fewer fleet types on fewer certificates, on January 1, 2015, the Company completed the consolidation of the operations of its 50-seat regional jet platform, Chautauqua Airlines, into the Shuttle America operating certificate. All operating aircraft and related employees were transferred to Shuttle America’s operations. Consistent with its business plan, the Company also increased the number of larger aircraft, and through the Chapter 11 process, expects to sell the remaining related assets and wind down the number of its smaller regional jet and turboprop aircraft.

Through the Chapter 11 process, the Company intends to continue to work with its constituents to grow back its business by restructuring its flight schedules, divesting itself of burdensome, underutilized aircraft and equipment, and simplifying its operational fleet by transitioning to a single, larger regional jet fleet and a single operating certificate and assuring sufficient liquidity to support its operations and future growth.

Additional information about the Company’s Chapter 11 filing, Court filings, and claims information is also available on the internet at https://cases.primeclerk.com/RJET/Home-Index.

The following table outlines the type of aircraft our subsidiaries operate and their respective operations within our business units as of December 31, 2015:

Operating Subsidiaries	Aircraft Size (Seats)	United	Delta	American	Number of Aircraft
Shuttle America	44 to 50	—	41	—	41
Shuttle America	70 to 76	38	30	—	68
Republic Airline	69 to 80	28	—	105	133
Total number of operating aircraft		66	71	105	242

During 2015, our operational fleet decreased from 244 to 242 aircraft. The company took delivery of 18 E175 aircraft, removed five E190 aircraft from charter service (two owned and three leased) and removed 15 Q400 aircraft. The three leased E190 aircraft were returned to the lessor, one owned E190 aircraft was sold in early 2016, and one E190 aircraft we anticipate will also be sold in early 2016. In addition, we returned four Q400 aircraft to the lessor, delivered five Q400 aircraft to Flybe, and permanently parked six Q400 aircraft; of which four will transition to Flybe and two will be returned to the lessor.

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

Revenue

Fixed-Fee Service - Under our code-share arrangements with our Partners, we receive fixed fees, as well as reimbursement of specified costs on a gross basis with additional possible incentives from our Partners for superior performance. For the years ended December 31, 2015, 2014 and 2013, substantially all of our fixed-fee revenue was earned under our fixed-fee arrangements. The number of aircraft we operate and aircraft utilization are the most significant drivers of our revenue, as opposed to the number of passengers we carry or the fare the passengers pay.

Other Revenue - Other revenue primarily consists of revenue related to lease revenue for aircraft leased under operating leases.

Operating Expenses

A brief description of the items included in our operating expenses line items follows.

Wages and Benefits

This expense includes not only wages and salaries, but also expenses associated with various employee benefit plans, employee incentives, stock compensation and payroll taxes. These expenses will fluctuate based primarily on our level of operations, changes in wage rates for contract, and non-contract employees and changes in costs of our benefit plans.

Aircraft Fuel

As of December 31, 2015, all of our aircraft fuel for operations is supplied directly by our code-share partners, and thus, we do not record expense or the related revenue for fuel.  We did not pay for or record fuel expense and the related revenue for American, United or Delta operations.   All fuel costs including into-plane fees and taxes are expensed as incurred for our pro-rate agreement with Frontier, which ended in 2013, and fixed-fee charter operations.

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

Insurance and Taxes

This expense includes the costs of passenger liability insurance, aircraft hull insurance, war risk insurance and all other insurance policies, other than employee welfare insurance. Additionally, this expense includes personal and real property taxes, including aircraft property taxes. Under our current fixed-fee agreements, we are reimbursed for the actual costs of passenger liability insurance, war risk insurance, aircraft hull insurance and property taxes, subject to certain restrictions. Under our American and United fixed-fee agreements, we are reimbursed for the actual costs of such items other than aircraft hull insurance, which is reimbursed at agreed upon rates.

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

Results of Operations

The following table sets forth information regarding the Company’s statistical performance for the years ended December 31, 2015 and 2014.

Operating Highlights	Years Ended December 31,
	2015	2014	Change
Fixed-fee service revenues	$1,320.3	$1,348.5	(2.1)%
Other revenues	23.7	26.9	(11.9)%
Total operating revenues (millions)	$1,344.0	$1,375.4	(2.3)%
Total operating and interest expense (millions)	$1,380.4	$1,309.6	5.4%
Total fuel expense (millions)	$9.3	$22.4	(58.5)%
Operating aircraft at period end:
44-50 seats [1]	41	41	—%
69-80 seats [2]	201	203	(1.0)%
Block hours [3]	707,259	763,011	(7.3)%
Departures	399,522	425,596	(6.1)%
Passengers carried	21,933,617	22,576,914	(2.8)%
Revenue passenger miles ("RPM") (millions) [4]	11,118	11,494	(3.3)%
Available seat miles ("ASM") (millions) [5]	14,045	14,651	(4.1)%
Passenger load factor [6]	79.2%	78.5%	0.7 pts
Cost per ASM, including interest expense (cents) [7]	9.76	8.57	13.9%
Cost per ASM, including interest expense and excluding fuel expense (cents) [7]	9.70	8.42	15.2%
Average daily utilization of each aircraft (hours) [8]	9.1	9.5	(4.2)%
Average length of aircraft flight (miles)	479	498	(3.8)%

1.
Excludes 11 owned E140 aircraft, four leased E140 aircraft and nine leased E145 aircraft that were permanently parked, and nine owned E145 aircraft that were temporarily parked, and six owned E145 aircraft that are leased to other operators, as of December 31, 2015. Excludes 11 owned and four leased E140 aircraft that were permanently parked, four owned and nine leased E145 aircraft that were temporarily parked, and one owned E135 aircraft and 11 owned E145 aircraft that are leased to other operators, as of December 31, 2014.

2.
Excludes two owned E190 aircraft that were temporarily parked, 11 leased Q400 aircraft, of which; six were permanently parked and five that were transitioned to Flybe and three owned E170 aircraft that are leased to other operators, as of December 31, 2015. Excludes three owned E190 aircraft and three owned E170 aircraft that are leased to other operators, as of December 31, 2014.

3.	Hours from takeoff to landing, including taxi time.

4.	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

5.	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

6.	Passenger load factor is revenue passenger miles divided by available seat miles.

7.
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

The following table sets forth information regarding the Company’s revenues and expenses from continuing operations for the years ended December 31, 2015 and 2014.

Years Ended December 31	2015	2014	$ Variance	% Variance
Fixed-fee service revenues	$1,320.3	$1,348.5	(28.2)	(2.1)%
Other revenues	23.7	26.9	(3.2)	(11.9)%
TOTAL OPERATING REVENUES	$1,344.0	$1,375.4	$(31.4)	(2.3)%
OPERATING EXPENSES:
Wages and benefits	399.4	368.0	31.4	8.5%
Aircraft fuel	9.3	22.4	(13.1)	(58.5)%
Landing fees and airport rents	24.2	26.9	(2.7)	(10.0)%
Aircraft and engine rent	142.3	126.0	16.3	12.9%
Maintenance and repair	269.6	251.1	18.5	7.4%
Insurance and taxes	19.3	19.9	(0.6)	(3.0)%
Depreciation and amortization	191.1	173.0	18.1	10.5%
Impairment and other charges	9.2	53.4	(44.2)	(82.8)%
Other	194.8	149.2	45.6	30.6%
Total operating expenses	1,259.2	1,189.9	69.3	5.8%
OPERATING INCOME	84.8	185.5
Total non-operating expense, net	(119.6)	(100.3)	(19.3)	19.2%
INCOME (LOSS) BEFORE INCOME TAXES	$(34.8)	$85.2	(120.0)	(140.8)%

2015 compared to 2014

Operating Revenues

Operating revenues decreased by 2.3% to $1,344.0 million in 2015 compared to 2014. Fixed fee service revenue decreased $28.2 million or 2.1%, to $1,320.3 million due to decreased departures, block hours, and available seat miles. In addition, the Company's operating performance for controllable completion factor, on-time arrival, on-time departure, and other operating performance metrics were lower which led to lower performance revenue. Absent reaching consensual modifications to our capacity purchase agreements the Company expects further reductions in operating statistics and revenue in 2016.

Factors relating to changes in operating expenses are discussed below:

The increase in wages and benefits of 8.5%, or $31.4 million, was primarily due to an increase in expense related to the ratification of the pilot contract, coupled with an increase in general wage expense and vacation buy back. The Company expects wages and benefits expense to continue to increase in 2016 as a result of the new CBA which was implemented in the fourth quarter of 2015, coupled with the retention bonus of $14.0 million expected to be paid in November 2016.

The decrease in aircraft fuel expenses of 58.5%, or $13.1 million, was primarily due to a decrease in gallons consumed during the year due to our termination of our fixed-fee charter agreement in September 2015.

The increase in aircraft and engine rent of 12.9%, or 16.3 million, was primarily due to a charge recorded on permanently idled leased aircraft during the year.

Maintenance and repair expenses increased 7.4%, or $18.5 million, was primarily due to the increase in engine repair costs on our E170/175 fleet, coupled with an increase in heavy check expense, offset by a decrease in rotable repair costs. The Company expects maintenance and repair expenses to continue to increase in 2016 as a result of more event based maintenance on life limited engine repair parts, airframe heavy checks and landing gear overhauls.

The increase in depreciation and amortization expense of 10.5%, or $18.1 million, was primarily due to the increase in the number of E175 aircraft in operation, coupled with the increase in depreciation of rotables, relating to our E145 aircraft and Q400 aircraft.

The other impairment charges of $9.2 million in 2015 was primarily due to the writedown of repairable and expendable inventory relating to our E145 aircraft and Q400 aircraft to net realizable value. The 2014 impairment charges of $53.4 million relate to owned abandoned E140 aircraft of $19.9 million; owned E190 aircraft of $14.4 million; owned Q400 aircraft, which are scheduled to come out of service in the first quarter of 2016 of $13.3 million; and a loss on sale of E190 aircraft of $5.8 million.

Other expenses increased 30.6%, or $45.6 million, primarily due to $18.9 million of fleet transition costs, coupled with an increase in costs for reorganization, professional fees, crew hotels and increased crew training costs. The Company expects other expenses to continue to increase in 2016 as a result of the Company's ongoing Chapter 11 proceedings.

The increase in non-operating expenses was primarily due to the fair value gain the Company recorded for the Chautauqua restructuring asset of $18.4 million in 2014.

We recorded an income tax benefit of $7.7 million or 22.1% effective tax rate during 2015, compared with an income tax expense of $20.9 million or a 24.5% effective tax rate during 2014. The effective tax rate is lower than the statutory rate primarily due to permanent tax differences for non-deductible expenses.

The following tables set forth information regarding the Company’s statistical performance for the years ended December 31, 2014 and 2013.

Operating Highlights	Twelve Months Ended December 31,
	2014	2013	Change
Fixed-fee service revenues	$1,348.5	$1,276.1	5.7%
Passenger service revenues	—	46.3	(100.0)%
Other revenues	26.9	24.1	11.6%
Total operating revenues (millions)	$1,375.4	$1,346.5	2.1%
Total operating and interest expense (millions)	$1,309.6	$1,267.7	3.3%
Total fuel expense (millions)	$22.4	$44.9	(50.1)%
Operating aircraft at period end:
44-50 seats [1]	41	72	(43.1)%
69-99 seats [2]	203	186	9.1%
Block hours [3]	763,011	749,931	1.7%
Departures	425,596	440,255	(3.3)%
Passengers carried	22,576,914	21,498,826	5.0%
Revenue passenger miles ("RPM") (millions) [4]	11,494	10,290	11.7%
Available seat miles ("ASM") (millions) [5]	14,651	13,486	8.6%
Passenger load factor [6]	78.5%	76.3%	2.2 pts
Cost per ASM, including interest expense (cents) [7]	8.57	9.22	(7.0)%
Cost per ASM, including interest expense and excluding fuel expense (cents) [7]	8.42	8.89	(5.3)%
Average daily utilization of each aircraft (hours) [8]	9.5	9.7	(2.1)%
Average length of aircraft flight (miles)	498	472	5.5%

1.
Excludes 11 owned and four leased E140 aircraft that were permanently parked, four owned and nine leased E145 aircraft that were temporarily parked, and one owned E135 aircraft and 11 owned E145 aircraft that are leased to other operators, as of December 31, 2014.

2.	Excludes three owned E190 aircraft and three owned E170 aircraft that are leased to other operators, as of December 31, 2014.

3.	Hours from takeoff to landing, including taxi time.

4.	Revenue passenger miles are the number of scheduled miles flown by revenue passengers.

5.	Available seat miles are the number of seats available for passengers multiplied by the number of scheduled miles those seats are flown.

6.	Passenger load factor is revenue passenger miles divided by available seat miles.

7.
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

Years Ended December 31	2014	2013	Variance	% Variance
Fixed-fee service revenues	$1,348.5	$1,276.1	$72.4	5.7%
Passenger service revenues	—	46.3	(46.3)	(100.0)%
Other revenues	26.9	24.1	2.8	11.6%
TOTAL OPERATING REVENUES	$1,375.4	$1,346.5	$28.9	2.1%
OPERATING EXPENSES:
Wages and benefits	368.0	342.1	25.9	7.6%
Aircraft fuel	22.4	44.9	(22.5)	(50.1)%
Landing fees and airport rents	26.9	46.4	(19.5)	(42.0)%
Aircraft and engine rent	126.0	122.6	3.4	2.8%
Maintenance and repair	251.1	251.6	(0.5)	(0.2)%
Insurance and taxes	19.9	25.1	(5.2)	(20.7)%
Depreciation and amortization	173.0	150.7	22.3	14.8%
Impairment and other charges	53.4	21.2	32.2	151.9%
Other	149.2	150.9	(1.7)	(1.1)%
Total operating expenses	1,189.9	1,155.5	34.4	3.0%
OPERATING INCOME (LOSS)	185.5	191.0
Total non-operating expense, net	(100.3)	(109.7)	9.4	(8.6)%
INCOME (LOSS) BEFORE INCOME TAXES	$85.2	$81.3	$3.9	4.8%

2014 Compared to 2013

Operating Revenues

Operating revenues increased by 2.1% to $1,375.4 million in 2014 compared to 2013. Fixed fee service revenue increased $72.4 million or 5.7%, to $1,348.5 million due to increased E175 flying with American Airlines, offset by the removal of a combined 27 small jets from United and American fixed-fee service. Passenger service revenue decreased $46.3 million due to the removal of E190 aircraft operating under the pro-rate agreement with Frontier.

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

The other impairment charges in 2014 were due to impairment and other charges on owned E140 aircraft, which were abandoned of $19.9 million, owned E190 aircraft, which were in the process of being sold, of $14.4 million, owned Q400 aircraft, which were scheduled to come out of service in the third quarter of 2016, of $13.3 million, and a loss on sale of E190 aircraft of $5.8 million. The 2013 impairment charges of $21.2 million related to owned E190 aircraft and the write-off of maintenance deposits on leased E190 aircraft.

The decrease in non-operating expenses was primarily due to the fair value gain the Company recorded for the Chautauqua restructuring asset of $18.4 million, partially offset by an increase in interest expense on new E175 aircraft.

We recorded an income tax expense of $20.9 million or 24.5% effective tax rate during 2014, compared with an income tax expense of $33.0 million or a 40.6% effective tax rate during 2013. The effective tax rate is lower than the statutory rate primarily due to the release of valuation allowances and a decrease of the effective state tax rate in 2014. The 2013 effective rate was higher than the statutory rate primarily due to miscellaneous permanent tax differences and an increase in valuation allowance.

Liquidity and Capital Resources

2015 compared to 2014

As of December 31, 2015, we had total cash of $178.0 million of which $173.5 million was unrestricted. At December 31, 2015, we have classified the Company's debt as current on the consolidated balance sheet, therefore we had a working capital deficit of $2,302.4 million.  Restricted cash decreased $17.2 million to $4.5 million, primarily due to the termination of our fixed-fee charter operations. Unrestricted cash on hand and the cash generated from operations may not be sufficient to cover our capital expenditures and debt repayments for the next 12 months.

Net cash provided by operating activities of continuing operations was $196.7 million in 2015 compared to $320.5 million in 2014.  The $123.8 million decrease in operating cash flows was attributable to the change in working capital coupled with the decrease in income before taxes.

Net cash used in investing activities of continuing operations was $375.6 million in 2015 compared to $553.1 million in 2014, a change of $177.5 million. In 2015, the Company spent $474.8 million for 18 E175 aircraft and other equipment for the American and United E175 fixed-fee agreement compared to $569.2 million for 22 E175 aircraft and other equipment in 2014. In addition the Company paid $12.7 million in pre-delivery deposits in 2015 compared to $27.5 million in 2014. This was partially offset by the proceeds from the sale of three E190, four Q400 aircraft and one E135 aircraft and other assets of $94.7 million. In 2014, the Company had proceeds from the sale of two E190 aircraft and other assets of $41.3 million.

Net cash provided by financing activities of continuing operations was $128.5 million in 2015 compared to $179.8 million in 2014. The Company made scheduled principal repayments of $326.9 million and extinguished $94.0 million of aircraft debt in 2015 compared to repayments of $271.1 million and extinguishments of $37.0 million in 2014. The Company also paid $48.7 million of cash to redeem convertible notes in 2014. The Company received proceeds from debt issuances and refinancing of $469.6 million in 2015, compared to $539.2 million of other proceeds in 2014. In addition, the Company has drawn $83.0 million on the revolving credit facility, as of December 31, 2015.

Other Liquidity

We still face several challenges as we rebuild our operation and work to achieve a successful restructuring with our CPA partners and other stakeholders. Without a successful restructuring we will not have adequate liquidity to fund contractual commitments. In addition, the new three-year pilot agreement became effective on its date of signing, October 29, 2015. The agreement costs approximately $50.0 million per year on average over the three-year duration of the agreement, including both the ratification bonus and the anniversary bonus. The ratification bonus of approximately $17.0 million was paid during the fourth quarter of 2015; and the anniversary bonus, currently estimated at approximately $14.0 million, is expected to be paid during the fourth quarter of 2016.

The Bankruptcy Filing is intended to permit the Company to reorganize and improve liquidity, wind down unprofitable contracts and amend its capacity purchase agreements to enable sustainable profitability.  The Company’s goal is to develop and implement a reorganization plan that meets the standards for confirmation under the Bankruptcy Code. The Company may need to pursue DIP Financing, to supplement trade credit extended by vendors and cash generated from operations to fund anticipated cash requirements through the end of the reorganization proceedings.

The Bankruptcy Filing constituted an event of default for certain of the Company's debt and lease obligations and therefore the debt has been reflected as current on the Company's consolidated balance sheet as of December 31, 2015. However, payment obligations under the debt and lease agreements are stayed as a result of the Bankruptcy Filing and the creditors' and lessors' rights of enforcement of the debt and lease agreements are subject to the applicable provisions of the Bankruptcy Code.

Letters of Credit

As we enter new markets, increase the amount of space we lease, or add leased aircraft, we are often required to provide the airport authorities and lessors with a letter of credit.  We also provide letters of credit for our workers’ compensation insurance.  As of December 31, 2015 and 2014, we had outstanding letters of credit totaling $12.5 million and $14.1 million, respectively, all of which are collateralized by bond, cash, inventory and aircraft. The cash collateralized against the letters of credit is recorded in restricted cash on the consolidated balance sheet.

Aircraft and Other Leases

We have significant obligations for aircraft and engines that are classified as operating leases and, therefore, are not reflected as liabilities on our balance sheet. Aircraft leases expire between 2016 and 2023. As of December 31, 2015, our total mandatory payments under operating leases for aircraft aggregated approximately $405.7 million and total minimum annual aircraft rental payments for the next 12 months under all non-cancelable operating leases is approximately $97.3 million. Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. The leases expire through 2033. As of December 31, 2015, our total mandatory payments under other non-cancelable operating leases aggregated approximately $104.2 million. Total minimum annual other rental payments for the next 12 months are approximately $15.9 million.

Commitments and Obligations

As of December 31, 2015, the Company has firm orders to purchase 40 CS300 aircraft that have scheduled delivery dates beginning in early 2015 and continuing through 2017. In 2015, Bombardier announced that the aircraft would not be expected into service until late 2016. The Company has stopped making pre-delivery deposit payments on these aircraft.

The Company also had a commitment for 55 Embraer E175 aircraft, under the United brand that have scheduled delivery dates currently and through the third quarter of 2017. In addition, the Company had a commitment for six Embraer E175 aircraft under the American brand that had scheduled deliver dates through the first quarter of 2016. In December 2015, as a result of the Company's restructuring effort we reduced the number of deliveries by 21 to 40 E175 aircraft. As of December 31, 2015, 12 of these aircraft have been delivered and placed into service with United and the remaining 28 will be placed in to service with United through the third quarter of 2017 (the first four of which were delivered in February 2016).

The Company also has a commitment to acquire 19 spare aircraft engines (of which six have been delivered as of December 31, 2015). The Company expects to take delivery of all engines as follows: five engines in 2016, seven engines in 2017 and one engine in 2018.

We expect to fund future capital and funding commitments through internally generated funds, third-party aircraft financings, and debt and other financings.

Our contractual obligations and commercial commitments at December 31, 2015 include the following (in millions):

	Payments Due By Period
				Beyond
	2016	2017-2018	2019-2020	2021	Total
Debt (including interest)(2)	$431.1	$845.6	$731.6	$826.9	$2,835.2
Operating leases	113.2	173.9	142.3	80.5	509.9
Tax liability for uncertain tax positions	—	—	—	7.1	7.1
Debt or lease financed aircraft purchase obligations(1)	1,211.8	2,249.4	—	—	3,461.2
Engines under firm orders	33.7	55.7	—	—	89.4
Total contractual cash obligations	$1,789.8	$3,324.6	$873.9	$914.5	$6,902.8
(1) Represents delivery of CS300s based on estimated service date of late 2016 and E175 aircraft through the third quarter of 2017.

(2) The Bankruptcy Filing constituted an event of default for certain of the Company's debt and lease obligations and therefore the debt has been reflected as current on the Company's consolidated balance sheet as of December 31, 2015. However, payment obligations under the debt and lease agreements are stayed as a result of the Bankruptcy Filing and the creditors' and lessors' rights of enforcement of the debt and lease agreements are subject to the applicable provisions of the Bankruptcy Code.

The following table represents our maintenance agreements for engines, auxiliary power units ("APU") and other airframe components for our E145, E170/175 and Q400 aircraft:

Expiration Date of Agreement:
Maintenance Agreements	E145	E170/175	Q400
Engines	December 2017(2)	March 2027(3)	June 2021(2)
APU	December 2016	July 2019	July 2021
Avionics	December 2017	April 2023	NA(1)
Wheels and Brakes	December 2019	January 2022	August 2022 (4)
Parts Pooling	December 2017	February 2027	April 2016
Emergency Slides	NA(1)	December 2024	NA(1)
Tires	NA(1)	NA(1)	July 2021
Propellers	NA(1)	NA(1)	July 2021

(1) Agreements do not exist for the specified maintenance item for the related aircraft type.
(2) Maintenance agreements for engines include life limited parts ("LLPs") for E140/145 and Q400 aircraft.
(3) Maintenance agreements for engines on United and Delta E175 aircraft expire December 2018, American E175 aircraft, with 80 seats, expire December 2022, and American E175 aircraft, with 76 seats, expire March 2027. As of December 31, 2015 and 2014, we had maintenance deposits of $49.9 million and $53.2 million, respectively, for the future replacement of LLPs.

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

Total payments under these long-term maintenance agreements were $178.2 million, $173.0 million, and $163.8 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

Cash payments for interest were approximately $105.6 million in 2015. Tax payments in 2015 were not significant and we are not expecting significant tax payments in 2016.

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

Impairments to Long-Lived Assets. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. We review, at least annually, the estimated useful lives and residual values for our definite lived assets.  As a result of the Company’s impairment test for the indefinite-lived other intangible assets and aircraft and other equipment, the Company recorded impairments for aircraft and other equipment during 2015, 2014 and 2013. See Note 4 in Item 8.

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

At December 31, 2015, we had estimated NOLs of $1.4 billion for federal income tax purposes that begin to expire in 2016. We have recorded a valuation allowance for $398.4 million of those NOLs. IRC 382, imposes limitations on a corporation's ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382. Any unused NOLs in excess of the annual limitation may be carried over to later years. Management has performed an analysis and concluded that, through December 31, 2015, there was not an ownership change.

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

During 2015, after considering all positive and negative evidence, we concluded that certain of our NOL deferred income tax assets are more likely than not to be realized. At the end of 2015 our net deferred tax asset balance was $494.7 million, against which we maintained a $164.4 million valuation allowance, primarily related to net operating losses with limited utilization available.

Quarterly Information (unaudited)

The following table sets forth summary quarterly financial information for the years ended December 31, 2015 and 2014.

	Quarters Ended(1)
	March 31	June 30	September 30	December 31
Continuing Operations - 2015	(in millions, except for per share amounts)
Operating revenues	$341.0	$337.6	$340.5	$324.9
Operating income (loss)	41.2	37.9	38.1	(32.4)
Net income (loss)	6.4	4.3	2.9	(40.7)
Income per share - basic:
Income (loss) from continuing operations	$0.13	$0.08	$0.06	$(0.81)
Income per share - diluted:
Income (loss) from continuing operations	$0.13	$0.08	$0.06	$(0.81)
Weighted average number of shares outstanding:
Basic	50.2	50.9	50.9	50.9
Diluted	50.7	51.0	50.9	50.9

Continuing Operations - 2014
Operating revenues	$337.5	$343.0	$349.7	$345.2
Operating income (2)	34.2	63.0	60.8	27.5
Net income (3) (4)	14.0	20.1	18.5	11.7
Income per share - basic:
Income from continuing operations	$0.28	$0.40	$0.37	$0.23
Income per share - diluted:
Income from continuing operations	$0.26	$0.38	$0.35	$0.23
Weighted average number of shares outstanding:
Basic	49.6	49.8	49.9	49.9
Diluted	54.9	52.9	53.0	51.2
(1) Besides the information noted in other footnotes below, our results of operations for any interim period are not necessarily indicative of those for an entire year, since the airline industry is subject to seasonal fluctuations and general economic conditions.

(2) The fourth quarter of 2015 includes a $9.2 million charge related to the write down of inventory and assets related to our E145 and Q400 fleet, coupled with a $17.4 million charge for dead rent related to permanently idled leased aircraft and $18.9 million charge for fleet transition costs. The first quarter of 2014 includes a $19.9 million charge related to the impairment of owned E140 aircraft. The fourth quarter of 2014 includes a $27.7 million charge related to the impairment and other charges of owned E190 and Q400 aircraft and $5.8 million loss on sale of E190 aircraft.

(3) The first quarter of 2014 includes a fair value gain of $18.4 million related to the Chautauqua restructuring asset.

(4) The decrease in tax expense in 2014 was primarily attributable to the Company releasing valuation allowances for state NOLs resulting in a $4.8 million in tax benefit. In addition, the Company's effective state tax rate decreased, which resulted in $4.2 million in tax benefit. The decrease in the effective tax rate in 2015 was primarily attributable to permanent tax adjustments for non-deductible expenses.

For detailed information regarding recently issued accounting pronouncements and the expected impact on our financial statements, see Note 3, “Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have been and are subject to market risks, including commodity price risk (such as, to a limited extent, aircraft fuel prices) and interest rate risk.

Interest Rates

Our earnings can be affected by changes in interest rates due to the amount of cash and securities held and variable rate debt. At December 31, 2015 and 2014, approximately $1.7 million and $45.0 million, respectively, of our outstanding debt was at variable interest rates.  A one hundred basis point change in the LIBOR rate would not materially increase or decrease interest expense for 2015 and would have increased or decreased interest expense by $0.5 million for 2014.

We currently intend to finance the acquisition of aircraft through the manufacturer, third-party leases or borrowings. Changes in interest rates may impact the actual cost to us to acquire these aircraft. To the extent that we place these aircraft in service under our code-share agreements, our reimbursement rates may not be adjusted higher or lower to reflect any changes in our aircraft rental rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Republic Airways Holdings Inc.
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of Republic Airways Holdings Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Republic Airways Holdings Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements for the year ended December 31, 2015 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, on February 25, 2016, the Company filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The circumstances that resulted in the Company filing for bankruptcy as described in Note 2 to the consolidated financial statements and the uncertainties inherent in the bankruptcy proceedings raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.
As discussed in Note 1 to the consolidated financial statements, substantially all revenues are derived from code-share agreements with American Airlines Group, Inc., United Continental Holdings, Inc., and Delta Air Lines, Inc.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Republic Airways Holdings Inc.
Indianapolis, Indiana

We have audited the internal control over financial reporting of Republic Airways Holdings Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated March 11, 2016 expressed an unqualified opinion on those consolidated financial statements, and includes explanatory paragraphs regarding (1) substantial doubt about the Company’s ability to continue as a going concern as on February 25, 2016, the Company filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code and (2) the Company’s concentration of revenue among three customers.

/s/ DELOITTE & TOUCHE LLP
Indianapolis, Indiana
March 11, 2016

 REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2015 AND 2014
(In millions, except share and per share amounts)

	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$173.5	$223.9
Restricted cash	4.5	21.7
Receivables - net of allowance for doubtful accounts of $1.8 and $2.6, respectively	77.4	20.7
Inventories	53.4	60.9
Prepaid expenses and other current assets	10.4	13.7
Assets held for sale	45.4	1.9

Total current assets	364.6	342.8

Aircraft and other equipment, net	3,006.3	2,860.9
Maintenance deposits	49.9	53.2
Intangible and other assets, net	192.8	220.7

Total assets	$3,613.6	$3,477.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$2,460.7	$309.0
Accounts payable	22.8	19.3
Accrued liabilities	183.5	142.9

Total current liabilities	2,667.0	471.2

Long-term debt - less current portion	—	2,030.2
Deferred credits and other non-current liabilities	86.9	88.1
Deferred income taxes	259.6	267.6

Total liabilities	3,013.5	2,857.1

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; one vote per share; 150,000,000 shares authorized; 60,521,616 and 59,821,243 shares issued and 50,948,385 and 50,024,780 shares outstanding, respectively	—	—
Additional paid-in capital	434.1	427.4
Treasury stock, 9,546,147 shares at cost	(183.9)	(183.9)
Accumulated other comprehensive loss	(2.2)	(2.2)
Accumulated earnings	352.1	379.2

Total stockholders' equity	600.1	620.5

Total liabilities and stockholders' equity	$3,613.6	$3,477.6

See accompanying notes to consolidated financial statements.

 REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(In millions, except per share amounts)

	2015	2014	2013
OPERATING REVENUES:
Fixed-fee service	$1,320.3	$1,348.5	$1,276.1
Passenger service	—	—	46.3
Other	23.7	26.9	24.1
Total operating revenues	1,344.0	1,375.4	1,346.5

OPERATING EXPENSES:
Wages and benefits	399.4	368.0	342.1
Aircraft fuel	9.3	22.4	44.9
Landing fees and airport rents	24.2	26.9	46.4
Aircraft and engine rent	142.3	126.0	122.6
Maintenance and repair	269.6	251.1	251.6
Insurance and taxes	19.3	19.9	25.1
Depreciation and amortization	191.1	173.0	150.7
Impairment and other charges	9.2	53.4	21.2
Other	194.8	149.2	150.9
Total operating expenses	1,259.2	1,189.9	1,155.5

OPERATING INCOME	84.8	185.5	191.0
OTHER INCOME (EXPENSE):
Interest expense	(121.2)	(119.7)	(112.2)
Fair value gain - restructuring asset	—	18.4	—
Other, net	1.6	1.0	2.5
Total other expense	(119.6)	(100.3)	(109.7)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(34.8)	85.2	81.3

INCOME TAX EXPENSE (BENEFIT)	(7.7)	20.9	33.0

INCOME (LOSS) FROM CONTINUING OPERATIONS	(27.1)	64.3	48.3

Income (loss) from discontinued operations, net of tax	—	—	(21.6)

NET INCOME (LOSS)	$(27.1)	$64.3	$26.7

INCOME (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE - BASIC	$(0.54)	$1.29	$0.98
INCOME (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE - DILUTED	$(0.54)	$1.24	$0.92

NET (LOSS) INCOME PER COMMON SHARE - BASIC	$(0.54)	$1.29	$0.54
NET (LOSS) INCOME PER COMMON SHARE - DILUTED	$(0.54)	$1.24	$0.52

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(In Millions)

	2015	2014	2013
NET INCOME (LOSS)	$(27.1)	$64.3	$26.7
Other comprehensive income (loss), net:
Pension and other post-retirement plans, net of tax	(0.2)	0.1	2.1
Reclassification adjustment for loss realized on derivatives, net of tax	0.2	0.3	0.3

TOTAL COMPREHENSIVE INCOME (LOSS), NET	$(27.1)	$64.7	$29.1

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(In millions)

			Accumulated
	Additional		Other
	Paid-In	Treasury	Comprehensive	Accumulated
	Capital	Stock	Loss	Earnings	Total
Balance at January 1, 2013	$412.1	$(181.8)	$(5.0)	$288.2	$513.5
Stock compensation expense	4.0				4.0
Exercise of employee stock options	4.1				4.1
Net income				26.7	26.7
Pension, net of tax of $1.4 million			2.1		2.1
Reclassification adjustment for loss realized on derivatives, net of tax of $0.2 million			0.3		0.3

Balance at December 31, 2013	420.2	(181.8)	(2.6)	314.9	550.7
Stock compensation expense	4.6				4.6
Exercise of employee stock options	2.6				2.6
Net income				64.3	64.3
Treasury stock repurchases		(2.1)			(2.1)
Pension, net of tax of $0.1 million			0.1		0.1
Reclassification adjustment for loss realized on derivatives, net of tax of $0.1 million			0.3		0.3

Balance at December 31, 2014	427.4	(183.9)	(2.2)	379.2	620.5
Stock compensation expense	4.0				4.0
Exercise of employee stock options	2.7				2.7
Net loss				(27.1)	(27.1)
Pension, net of tax of $0.1 million			(0.2)		(0.2)
Reclassification adjustment for loss realized on derivatives, net of tax of $0.1 million			0.2		0.2

Balance at December 31, 2015	$434.1	$(183.9)	$(2.2)	$352.1	$600.1

See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(In millions)

	2015	2014	2013
OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(27.1)	$64.3	$48.3
Adjustments to reconcile net income (loss) from continuing operations to net cash from operating activities of continuing operations:
Impairment and other charges	9.2	53.4	21.2
Fair value gain on restructuring asset	—	(18.4)	—
Depreciation and amortization	191.1	173.0	150.7
Debt issue costs and other amortization	19.5	13.5	5.7
Stock compensation expense	4.0	4.6	4.0
Deferred income taxes	(8.0)	22.6	19.2
Other, net	(3.4)	(8.2)	(6.2)
Changes in certain assets and liabilities of continuing operations:
Receivables	(36.5)	26.0	(18.3)
Inventories	(0.4)	6.9	(3.5)
Prepaid expenses and other assets	16.7	(8.0)	(4.6)
Accounts payable and accrued liabilities	31.6	(13.0)	21.2
Other, net	—	3.8	2.9

NET CASH FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS	$196.7	$320.5	$240.6

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(474.8)	(569.2)	(476.0)
Proceeds from sale of aircraft and other assets	94.7	41.3	46.2
Aircraft deposits	(12.7)	(27.5)	(30.0)
Change in restricted cash	17.2	2.3	(4.3)

NET CASH USED IN INVESTING ACTIVITIES OF CONTINUING OPERATIONS	$(375.6)	$(553.1)	$(464.1)

FINANCING ACTIVITIES:
Payments on debt	(326.9)	(271.1)	(205.6)
Proceeds from debt issuance and refinancing	469.6	539.2	470.0
Proceeds from line of credit	83.0	—	—
Redemption of convertible notes	—	(48.7)	—
Payments on early extinguishment of debt and refinancing	(94.0)	(37.0)	(58.7)
Proceeds from exercise of stock options	2.7	2.6	4.1
Purchase of treasury stock	—	(2.1)	—
Other, net	(5.9)	(3.1)	(4.1)

NET CASH FROM FINANCING ACTIVITIES OF CONTINUING OPERATIONS	$128.5	$179.8	$205.7

DISCONTINUED OPERATIONS
Cash from operating activities	—	—	90.3
Cash from investing activities	—	—	70.0
Cash used in financing activities	—	—	(40.1)
LESS: NET CASH FROM DISCONTINUED OPERATIONS, excluding proceeds from sale of Frontier of $83.7 million included in cash from investing activities from discontinued operations in 2013.	—	—	36.5

	$—	$—	$83.7

NET CHANGES IN CASH AND CASH EQUIVALENTS	(50.4)	(52.8)	65.9
CASH AND CASH EQUIVALENTS—Beginning of period	223.9	276.7	210.8
CASH AND CASH EQUIVALENTS—End of period	$173.5	$223.9	$276.7
See accompanying notes to consolidated financial statements.

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

1. ORGANIZATION & BUSINESS

We are a Delaware holding company organized in 1996 that offers scheduled passenger services through our wholly-owned operating air carrier subsidiaries: Shuttle America Corporation (“Shuttle”) and Republic Airline Inc. (“Republic”). Unless the context indicates otherwise, the terms the “Company,” “we,” “us,” or “our,” refer to Republic Airways Holdings Inc. and our subsidiaries.
As of December 31, 2015, our operating subsidiaries offered scheduled passenger service on 1,094 flights daily to 118 cities in 40 states, Canada and the Caribbean under scheduled passenger service through our fixed-fee code-share agreements with United Continental Holdings, Inc. ("United"), Delta Air Lines, Inc. ("Delta"), and American Airlines Group, Inc. ("American") (collectively referred to as our "Partners"). We provide our Partners with fixed-fee regional airline services, operating as United Express, Delta Connection, American Eagle, including service out of their hubs and focus cities.

The following table outlines the type of aircraft our subsidiaries operate and their respective operations within our business units as of December 31, 2015:

Operating Subsidiaries	Aircraft Size (Seats)	United	Delta	American	Number of Aircraft
Shuttle America	44 to 50	—	41	—	41
Shuttle America	70 to 76	38	30	—	68
Republic Airline	69 to 80	28	—	105	133
Total number of operating aircraft		66	71	105	242

During 2015, our operational fleet decreased from 244 to 242 aircraft. The company took delivery of 18 E175 aircraft, removed five E190 aircraft from charter service (two owned and three leased) and removed 15 Q400 aircraft. The three leased E190 aircraft were returned to the lessor, of the two owned E190 aircraft; one E190 aircraft was sold in early 2016, and we anticipate the other E190 aircraft will also be sold in early 2016. In addition, we returned four Q400 aircraft to the lessor, delivered five Q400 aircraft to Flybe, and permanently parked six Q400 aircraft; of which four will transition to Flybe and two will be returned to the lessor.

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

Code-Share Agreements

Through our subsidiaries, we have entered into code-share agreements with American, Delta, and United (the "Partners") that authorize us to use their two-character flight designator codes ("AA," "DL," and "UA") to identify our flights and fares in their computer reservation systems, to paint our aircraft with their colors and/or logos, to use their service marks and to market and advertise our status as American Eagle, Delta Connection, or United Express, respectively. Under the code-share agreements between our subsidiaries and each of American, Delta, and United, we are compensated on a fixed-fee basis on all of our flights. In addition, under our code-share agreements, our passengers participate in frequent flyer programs of the Partners, and the Partners provide additional services such as reservations, ticket issuance, ground support services, commuter slot rights and airport facilities.

The following table is a summary representation of existing Capacity Purchase Agreements ("CPAs") with our Partners as of December 31, 2015:

Partner	Aircraft Type	Seats on Aircraft	Number of Aircraft under CPAs	Current Expiration Date(s)
American	E170	69	20	March 2019 to March 2023
American	E175	80	38	February 2019 to March 2023
American	E175	76	47	July 2025 to February 2027
Delta	E145	50	41	May 2016
Delta	E170	70	14	May 2021 to October 2021
Delta	E175	76	16	August 2023 to February 2024
United	E170	70	38	September 2019 to December 2022
United	E175	76	12	July 2027 to September 2029
United	Q400	71	16	March 2016

American Code-Share Agreements

As of December 31, 2015, we operated 20 E170 aircraft and 85 E175 aircraft for American under a fixed-fee code-share agreement and provided 548 flights per day as American Eagle.

In exchange for providing the designated number of flights and performing our other obligations under the code-share agreements, we receive compensation from American.

Under the American E170 aircraft and E175 aircraft code-share agreements, we receive an additional amount per available seat mile flown and may also receive incentives or pay penalties based upon our performance, including fleet launch performance, on-time departure performance and completion percentage rates. In addition, certain operating costs are considered pass through costs whereby American has agreed to reimburse us the actual amount of costs we incur for these items. Landing fees, passenger catering, passenger liability insurance and aircraft property tax costs are pass through costs and are included in our fixed-fee services revenue.

Under the American E175 code-share agreement for aircraft with 76 seats, American retains all passenger, certain cargo and other revenues associated with each flight and is responsible for all revenue-related expenses. We share revenue with American for certain cargo shipments. Additionally, certain operating costs are considered pass through costs and American has agreed to reimburse us the actual amount of costs we incur for these items.  Landing fees, hull and liability insurance and aircraft property tax costs are pass through costs and included in our fixed-fee services revenue.

American provides fuel directly for all of our American operations. We do not record fuel expense and the related revenue for the American operations.

Unless otherwise extended or amended, the code-share agreement for the E170/175 aircraft terminates between March 2019 and March 2023 with respect to the 20 E170 aircraft and eight of the E175 aircraft. The remaining 30 E175 aircraft (80 seats) are scheduled to terminate 12 years from each aircraft's in-service date and therefore would terminate from February 2019 to July 2020. American may terminate the code-share agreements at any time for cause upon not less than 90 days notice and subject to our right to cure under certain conditions.

Unless otherwise extended or amended, the code-share agreement for 47 E175 aircraft with 76 seats terminate 12 years from each aircraft's in-service date and therefore would terminate from July 2025 and February 2027. American has the option of extending this E175 agreement with respect to each aircraft for up to two additional two year terms. The agreement is subject to early termination under various circumstances.

The Delta Code-Share Agreements

As of December 31, 2015, we operated 41 E145 aircraft, 14 E170 aircraft, and 16 E175 aircraft for Delta under fixed-fee code-share agreements.  As of December 31, 2015, we provided 247 flights per day as Delta Connection.

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

The code-share agreement for the E145 aircraft terminates in May 2016. Delta may terminate the code-share agreements at any time, with or without cause, after July 2015.

If Delta exercises this right under the E170 agreement or if we terminate the agreement for cause, we have the right to require Delta either to purchase, sublease or assume the lease of aircraft leased by us with respect to certain aircraft that we previously operated for Delta under that agreement.  If we choose not to exercise our put right, or if Delta terminates the agreement for cause, they may require us to sell or sublease to them or Delta may assume the lease of aircraft leased by us with respect to any of the E170 aircraft we previously operated for it under that agreement.

The agreements may be subject to immediate or early termination under various circumstances.

On February 26, 2015, Delta Air Lines purported to exercise a right to extend aircraft under the E145 code-share agreement from May 2016 to May 2021. The Company disputes the validity of the purported extension, which is contrary to the parties' previous communications and understanding. As the agreement does not contain any terms for an extension period, any such purported extension would be subject to mutual agreement on rates, terms, and conditions. No such mutual agreement has been reached and the Company believes that Delta has not made any good-faith efforts to engage in such discussions. Absent such an agreement the E145 code-share agreement would expire by its terms on May 31, 2016.

The United Code-Share Agreement

As of December 31, 2015, we operated 38 E170 aircraft, 12 E175 aircraft and 16 Q400 aircraft for United under fixed-fee code-share agreements.  As of December 31, 2015, we provided 299 flights per day as United Express.

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

On September 16, 2014, the Company entered into an agreement to operate 50 E175 aircraft under the United Express brand, which was subsequently amended to increase the number to 55 E175 aircraft. In December 2015, as a result of the Company's restructuring effort we entered into an amendment to the agreement to reduce the number of deliveries to 40 aircraft.

As of December 31, 2015, 12 of the 40 aircraft are in service; the remaining aircraft begin service between January 2016 and September 2017. Unless otherwise extended or amended, the E175 code-share agreement terminates on the 12th anniversary of the implementation date of each aircraft with terms expiring between July 2027 and September 2029. The agreement is subject to early termination under various circumstances. In addition, United has the option to add up to 50 additional E175 aircraft to the United Express Agreement by providing notice to the Company on or before December 31, 2016. Each new aircraft will be subject to the United Express Agreement for 12 years after the date it is placed in service thereunder, subject to United's right to extend the term for any group of 10 aircraft for four years.

Concentrations
As of December 31, 2015, substantially all fixed-fee service revenues are derived from code-share agreements with Delta, American, and United.  Termination of any of these code-share agreements could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

The following sets forth our Partners' regional airline services revenue and accounts receivable as a percentage of total regional airline services revenue and net receivables:

Revenues for the years ended:	Delta	United	American
December 31, 2015	22%	27%	48%
December 31, 2014	24%	29%	43%
December 31, 2013	24%	31%	35%

Receivables as of:
December 31, 2015	38%	26%	9%
December 31, 2014	4%	3%	26%

Delta has withheld in excess of $21.0 million of contractual payments through December 31, 2015, which has resulted in past due receivables on the Company's balance sheet. The Company disputes Delta's right to withhold payments and intends to seek their recovery. The Company has deferred recognition of this revenue in accrued liabilities on the Company's balance sheet until this dispute can be resolved.

2.  CHAPTER 11 FILING AND GOING CONCERN

The accompanying audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As disclosed in the accompanying consolidated financial statements, the Company incurred a net loss of $27.1 million for the year ended December 31, 2015.  As of December 31, 2015, the Company had cash and cash equivalents of $173.5 million and will require additional working capital throughout 2016 to support a sustainable business operation.

On February 25, 2016 (the “Petition Date”), Republic Airways Holdings Inc. and certain of its wholly-owned direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Chapter 11 cases are being administered under the caption "In re Republic Airways Holdings Inc., et al.," Case Number 16-10429.   The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The Bankruptcy Filing is intended to permit the Company to reorganize and improve liquidity, wind down unprofitable contracts and amend its capacity purchase agreements to enable sustainable profitability.  The Company’s goal is to develop and implement a plan of reorganization that meets the standards for confirmation under the Bankruptcy Code.  Confirmation of a plan of reorganization could materially alter the classifications and amounts reported in the Company’s consolidated financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization or other arrangement, or the effect of any operational changes that may be implemented.

Operation and Implication of the Bankruptcy Filing

Under Section 362 of the Bankruptcy Code, the filing of voluntary bankruptcy petitions by the Debtors automatically stayed most actions against the Debtors, including most actions to collect indebtedness incurred prior to the Petition Date or to exercise control over the Debtors’ property.  Accordingly, although the Bankruptcy Filing triggered defaults for certain of the Debtors’ debt and lease obligations, counterparties are stayed from taking any actions as a result of such defaults.  Absent an order of the Bankruptcy Court, substantially all of the Company’s pre-petition liabilities are subject to settlement under a plan of reorganization.  As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty.  The Debtors, operating as debtors-in-possession under the Bankruptcy Code, may, subject to approval of the Bankruptcy Court, sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements.  Further, a confirmed plan of reorganization or other arrangement may materially change the amounts and classifications in the Company’s consolidated financial statements.

Subsequent to the Petition Date, the Debtors received approval from the Bankruptcy Court to pay or otherwise honor pre-petition obligations generally designed to stabilize the Company’s operations.  These obligations relate to certain employee wages, salaries and benefits, taxes and certain vendors in the ordinary course for goods and services received after the Petition Date.  The Debtors have retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise the Debtors in connection with the Bankruptcy Filing and certain other professionals to provide services and advice in the ordinary course of business.  From time to time, the Debtors may seek Bankruptcy Court approval to retain additional professionals.

Events Leading to the Chapter 11 Cases

There is a growing national shortage of qualified pilots in the United States. This shortage is making it increasingly difficult to maintain the necessary pilot staffing levels to sustain reliable performance requirements under the agreements with the Company's Partners. As a result of the pilot shortage, the Company has been forced to ground operating aircraft and reduce scheduled flying for each of its Partners, which has adversely affected the Company's financial position and cash flows from operations. Although a new three year collective bargaining agreement reached with its pilots in late 2015 has enabled the Company to stem the rate of attrition and significantly increase new pilot hiring, the Company needs time to be able to train new pilots, return more of its idled aircraft to revenue service, and restore higher levels of scheduled service for its Partners.

Government Regulation
The current national pilot shortage noted above is the result of two primary factors: an aging pilot population and new government regulations that increase new pilot qualification requirements. These factors have created greater demand at mainline, low cost and cargo carriers, which recruit from the regional airlines and offer higher salaries and more extensive benefit programs than regional carriers are able to offer, and have made it more difficult for regional airlines, such as the Company, to retain sufficient pilots.

On August 1, 2013, the congressionally-mandated pilot experience qualifications contained in the Airline Safety and FAA Extension Act of 2010 became effective. As a result of this legislation, the age and training requirements for the Company’s first officer pilots generally increased to 23 years and 1,500 hours of flight time. Military pilots are subject to somewhat lower standards, but as the wind-down of the U.S. involvement in conflicts in Iraq and Afghanistan has substantially concluded, there are fewer military-trained pilots entering the workforce. In addition, the FAA has implemented a new regulation that increases the flight crew duty, flight, and rest requirements for pilots. This update changed the length of time a pilot may be on duty and how much she or he may fly in a day, month, and year. These new limitations, together with the new, more restrictive certification and qualification requirements, have resulted in a growing scarcity of qualified new entrants and have contributed to the current severe nationwide pilot shortage.

The new “time and duty rest” requirements have increased by approximately 5%-7% the number of pilots that the Company historically needed to operate its schedules, thereby exacerbating an already acute labor shortage. The new minimum flight hour requirements have dramatically decreased the pool of qualified and competent new pilots available for hire by the Company (and other regional airlines) to meet its increased pilot needs in order to sustain its level of operations.

This shortage has been further exacerbated by the aging population of experienced pilots employed at mainline carriers, who in order to address their own increased pilot needs due to the mandatory retirement of pilots at age 65, have heavily recruited pilots from Republic and other regional carriers by offering substantially higher pay and the prospect of greater opportunities for career advancement.

As a consequence of there being fewer qualified pilots entering the work force, combined with increased attrition at the regional airlines to replace retirements at mainline, low cost and cargo airlines, the regional airline fleets are now underutilized and those aircraft that do operate do so with reduced schedules due to the reduced number of hours pilots can fly under the new regulations. Accordingly, the Company (and the regional airline industry generally) is experiencing declining revenue and higher costs.

Collective Bargaining Agreement
Concurrently with the changes discussed above, the Company was in negotiations with the International Brotherhood of Teamsters (“IBT Local 357” or the “IBT”), the union which represents the Company’s pilots. In October 2007, the Company’s collective bargaining agreement with the IBT became amendable.

During the pendency of the amendable period, pilot wages under that agreement deteriorated significantly below industry standard, pilot attrition increased, and with the subsequent heightened requirements for non-military-trained pilots and a decreasing number of new entrant pilots who could satisfy the higher experience qualifications, the Company’s ability to attract qualified candidates was frustrated. Accordingly, over the eight years since its collective bargaining agreement with the IBT became amendable, the Company endeavored to negotiate increased compensation and improved benefits and work rules that might help the Company to retain its existing pilots and better position it to attract new pilots. At the same time, to address its pilot shortage, the Company, at times, provided premium pay for pilots when they agreed to perform additional unassigned flying on their scheduled days off and offered signing bonuses to prospective new-hires as an incentive to accept its employment offers. During the latter stages of negotiations, in July 2015, the IBT filed a complaint against the Company alleging that the Company unilaterally increased compensation for pilots and new hires in violation of the Railway Labor Act, which further affected the Company’s ability to hire new pilots. Disputing the merits of the complaint, the Company filed a motion to dismiss. This case was ultimately dismissed with prejudice.

Negotiations with the IBT were protracted. The Company, however, worked resolutely toward a consensual resolution for its pilots. Though the Company and the collective bargaining representative for the pilots, IBT Local 747, opened negotiations in 2007 and had reached tentative agreements on several sections of a new collective bargaining agreement over the next two years, in 2009, the IBT placed ots original Local 747 into trusteeship following complaints that Local 747 had failed to maintain proper financial controls. The trustee then withdrew Local 747’s agreement to the tentative agreements the parties had reached in the prior years of bargaining.

Negotiations began anew the following year with the newly-established IBT Local 357. In July 2011, after being unable to reach an agreement, the parties began to engage in collective bargaining negotiations supervised by the National Mediation Board (“NMB”), and thereafter in November 2013, under the auspices of a private mediator. Though the parties reached a tentative agreement three months later in February 2014, it was not ratified by the union membership, and the parties returned to contract negotiations under the auspices of the NMB. Over the course of the next year, the parties passed over 100 proposals on at least 18 sections of the contract and by May 1, 2015, had reached tentative agreements on 19 out of 30 sections of the contract. However, progress stalled thereafter on the issue of compensation.

Ultimately, after a series of proposals, on September 28, 2015, the Company and the IBT reached a tentative agreement on the terms of a new three year contract, which the Company believes respects the role of its pilots in its long-term success and puts its pilots at the forefront of the regional airline industry. The IBT recommended the tentative agreement to its members, and at the conclusion of voting on October 27, 2015, it was ratified.

Though the tentative agreement with the IBT has been ratified, ratification does not provide an immediate resolution and panacea for all of the issues facing the Company. The length and intensity of negotiations with the IBT has had a severe impact on operations: pilot attrition doubled, recruiting efforts suffered severely, and Republic was forced to ground significant portions of its operating fleet due to lack of qualified pilots, generating losses in revenue, higher costs, diminished cash flows, and an inability to meet minimum flying levels under its fixed-fee agreements. Moreover, new hires are subject to a mandatory minimum three-month training program. Accordingly, the Company’s staffing assumptions for months in the future, as well as its ability to agree to flight plans and scheduling with its Partners, have been impacted significantly. Recovery and growth will require time and achieving new agreements with key stakeholders.

Partner Litigation
On October 5, 2015, Delta Air Lines, Inc. (Delta) filed suit against Shuttle America Corporation and Republic Airways Holdings, Inc. alleging that Shuttle was in breach of its contractual obligations under both Delta Connection Agreements. Delta alleges, among other things, that Shuttle breached the Delta Connection Agreements by failing to operate all of Delta's flights, and claims damages. The Company believes the allegations are unfounded and without merit and intend to pursue its rights, remedies and defenses in the litigation. Delta has withheld in excess of $21.0 million of contractual payments through December 31, 2015, which has resulted in past due receivables on the Company's balance sheet. The Company disputes Delta's right to withhold payments and intends to seek their recovery. The Company has deferred recognition of this revenue until this dispute can be resolved.  Delta and the Company are currently engaged in confidential settlement discussions regarding all disputes between them, including the disputes in the Delta litigation.  In connection with such settlement discussions, at the request of Delta and the Company, on February 8, 2016 the Court in the Delta litigation entered an order administratively closing the case and directed the parties to file within 60 days either (1) the necessary documents to dismiss this case or (2) a joint status update notifying the Court why they are unable to file such documents.

No assurance can be given as to the value, if any, that may be ascribed to the Debtors’ various pre-petition liabilities and other securities.  Accordingly, the Debtors urge that caution be exercised with respect to existing and future investments in any of these securities or other Debtor claims.  In addition, trading in the Company’s common stock on the NASDAQ was suspended on March 8, 2016, and the Company’s common stock was delisted by the Securities and Exchange Commission from the NASDAQ on March 8, 2016.

Plan of Reorganization

In order for the Company to emerge successfully from Chapter 11, the Company must obtain the Bankruptcy Court’s approval of a plan of reorganization, which will enable the Company to transition from Chapter 11 into ordinary course operations outside of bankruptcy.  In connection with a plan of reorganization, the Company also may require a new credit facility, or “exit financing.”  The Company’s ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing.  A plan of reorganization determines the rights and satisfaction of claims of various creditors and parties-in-interest, and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the plan of reorganization is confirmed.

The Company presently expects that any proposed plan of reorganization will provide, among other things, mechanisms for settlement of claims against the Debtors’ estates, treatment of the Company’s existing equity and debt holders, and certain corporate governance and administrative matters pertaining to the reorganized Company.  Any proposed plan of reorganization will be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Company’s creditors and other interested parties, and thereafter in response to interested parties’ objections and the requirements of the Bankruptcy Code and Bankruptcy Court.  There can be no assurance that the Company will be able to secure approval for the Company’s proposed plan of reorganization from the Bankruptcy Court.

Going Concern

These Consolidated Financial Statements have also been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Debtors be unable to continue as a going concern.

As a result of the Chapter 11 proceedings, the satisfaction of the Company’s liabilities and funding of ongoing operations are subject to uncertainty and, accordingly, there is a substantial doubt of the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to emerge successfully from Chapter 11.  Additionally, there is no assurance that long-term funding of any type would be available to the Company, or that it would be available at rates and on terms and conditions that would be financially acceptable and viable to the Company in the long term.  If the Company is unable to generate additional working capital and or raise additional financing when needed, it may be required to suspend operations, sell assets or enter into a merger or other combination with a third party, any of which could adversely affect the value of the Company’s common stock, or render it worthless.  If the Company issues additional debt or equity securities, such securities may enjoy rights, privileges and priorities superior to those enjoyed by holders of the Company’s common stock, thereby diluting the value of the Company’s common stock.  Additionally, in connection with the Chapter 11 Filing, material modifications could be made to the Company’s fleet and capacity purchase agreements.  These modifications could materially affect the Company’s financial results going forward, and could result in future impairment charges.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation—The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries, Shuttle and Republic. Frontier Airlines is also included in the consolidated financial statements as discontinued operations until the sale on December 3, 2013.  Intercompany transactions and balances are eliminated in consolidation.

Cash and Cash Equivalents—Cash equivalents consist of money market funds and short-term, highly liquid investments with maturities of three months or less when purchased and approximates fair value. Substantially all of our cash is on hand with two banks.

Supplemental Statement of  Cash Flow Information:

	Years ended December 31,
(amounts in millions)	2015	2014	2013
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid, net of amount capitalized	$105.6	$110.1	$108.2
Income taxes paid, net of refunds	—	0.8	2.1
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Inventory and other equipment sold for aircraft and other equipment manufacturer credits (1)	—	—	42.8
Other equipment acquired through manufacturer credits	13.1	23.1	11.6
Manufacturer credits applied to the purchase of aircraft	8.9	17.1	8.7
Engines received and not yet paid	—	—	5.8
Chautauqua restructuring asset - Aircraft Manufacturer's Incentive	—	—	12.0
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

Receivables primarily consist of amounts due from our partners, OEMs and insurance providers. We provide an allowance for uncollectible accounts equal to the estimated losses expected to be incurred based on historical write-offs and other specific analysis. Bad debt expense and write-offs were not material for the years ended December 31, 2015, 2014 and 2013.

Included in receivables are $21.0 million of receivables related to Delta that are disputed and, accordingly, the Company has deferred revenue in the same amount recorded in accrued liabilities.

Inventories consist of spare parts and supplies, which are charged to expense as they are used in operations. Inventories are valued at the lower of cost or net realizable value using an average cost methodology.  An allowance for obsolescence is provided to reduce inventory to estimated net realizable value. As of December 31, 2015 and 2014, this reserve was $36.3 million and $27.0 million, respectively.

Prepaid Expenses and Other Current Assets consist of prepaid expenses, primarily deposits, facility and engine rent, and other current assets.

Assets Held for Sale are reported at the lower of their carrying value or estimated fair value less costs to sell. We expect to sell all such assets during the next twelve months. Refer to Note 6 for more detail.

Aircraft and Other Equipment is carried at cost. Incentives received from the aircraft manufacturer are recorded as reductions to the cost of the aircraft.  Depreciation for aircraft is computed on a straight-line basis, to an estimated residual value, over the estimated useful life of 16.5 to 20 years. Depreciation for other equipment, including rotable parts, is computed on a straight-line basis, to an estimated residual value, over the estimated useful lives of three to ten years. Leasehold improvements are amortized over the expected life or lease term, whichever is shorter. Interest related to deposits on aircraft on firm order from the manufacturer is capitalized and was not material for the years ended December 31, 2015, 2014 and 2013, respectively. See Note 7.

Intangible and Other Assets that have indefinite useful lives are not amortized but are tested if a triggering event occurred, or at least annually, for impairment.  Other assets consists primarily of aircraft leases and long-term deposits, Chautauqua restructuring asset, prepaid aircraft rents, and debt issue costs and other non-current assets. Debt issue costs are capitalized and are amortized using the effective interest method to interest expense over the term of the related debt. Refer to Note 8 for more detail.

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

Accumulated Other Comprehensive Loss—The Company had accumulated other comprehensive loss relating to treasury lock agreements of $0.3 million and $0.5 million (net of tax), as of December 31, 2015 and 2014, respectively; and $1.9 million and $1.7 million (net of tax), relating to the pension plan as of December 31, 2015 and 2014, respectively.

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

Aircraft Maintenance and Repair charges are expensed as incurred under the direct expense method. Engines and certain airframe component overhaul and repair costs are subject to power-by-the-hour contracts with external vendors and are expensed as the aircraft are flown.  The Company also has refundable deposits related to leased aircraft.  Deposits are reimbursed based on the specific event for each specified deposit, as determined by the lease. As of December 31, 2015, the Company has evaluated the carrying amount of maintenance deposits and believes the deposits are recoverable when the future maintenance event occurs and the Company is reimbursed. The Company has determined that it is probable that substantially all maintenance deposits will be refunded through qualifying maintenance activities.  This analysis was performed by lease and by deposit type. The Company will continue to evaluate whether it is probable the deposits will be returned to reimburse the costs of the maintenance activities incurred.  Deposits will be recognized as additional expense when they are less than probable of being returned.

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

Under the Company’s code-share agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  The Company has concluded that a component of its fixed-fee service revenues under the agreements discussed above is rental income, inasmuch as the agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during 2015, 2014 and 2013 was $439.4 million, $433.7 million, and $386.8 million, respectively, and has been included in fixed-fee service revenues in the Company’s consolidated statements of operations.

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

Net Income (Loss) per Common Share is based on the weighted average number of shares outstanding during the period.  The following is a reconciliation of the diluted net income (loss) per common share computations:

	For the Years Ended December 31,
(in millions)	2015	2014	2013
Income (loss) from continuing operations	$(27.1)	$64.3	$48.3
Loss from discontinued operations, net of tax	—	—	(21.6)
Net income (loss)	$(27.1)	$64.3	$26.7

Reduction in interest expense from convertible notes (net of tax)	—	0.8	2.0

Net income (loss) after assumed conversion	$(27.1)	$65.1	$28.7

Weighted-average common shares outstanding for basic net income per common share	50.7	49.8	49.2
Effect of dilutive employee stock options	—	0.4	0.7
Effect of dilutive convertible notes	—	2.2	4.7
Adjusted weighted-average common shares outstanding and assumed conversions for diluted net income per common share	50.7	52.4	54.6

Income (loss) per share - basic:
Income (loss) from continuing operations	$(0.54)	$1.29	$0.98
Loss from discontinued operations, net of tax	—	—	(0.44)
Net income (loss) per share - basic	$(0.54)	$1.29	$0.54

Income (loss) per share - diluted:
Income (loss) from continuing operations	$(0.54)	$1.24	$0.92
Loss from discontinued operations, net of tax	—	—	(0.40)
Net income (loss) per share - diluted	$(0.54)	$1.24	$0.52

The Company excluded 2.2 million, 2.5 million and 3.3 million of employee stock options from the calculation of diluted net income (loss) per share due to their anti-dilutive impact for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company had convertible notes with face values of $22.3 million and $25.0 million that were convertible in whole or in part, at the option of the holder, for up to 2.2 million and 2.5 million shares, respectively, of the Company’s common stock, which were both redeemed during 2014. The convertible note payable for 2.5 million shares was issued in November of 2012, and it was dilutive for the twelve months ended December 31, 2014 and December 31, 2013. The convertible note payable for 2.2 million shares was anti-dilutive for the twelve months ended December 31, 2014, and dilutive for the twelve months ended December 31, 2013.

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

Accounting Pronouncements—In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which amends the FASB Accounting Standards Codification. The objective of the update is to improve financial reporting by increasing transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. It is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for (1) a public business entity, (2) a not-for-profit entity that has issued, or is a conduit bond obligor for securities that are traded, listed, or quoted on an exchange or an over-the-counter market or (3) an employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC). For all other entities, the update is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application of the amendments is permitted for all entities. The Company is currently evaluating the impact that this amended guidance will have on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The objective of the update is to identify, evaluate and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. It is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company retrospectively adopted this standard and has appropriately reflected the impacts in the consolidated financial statements and related notes.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The update is intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The definition of substantial doubt within the new standard incorporates a likelihood threshold of "probable" similar to the use of that term under current GAAP for loss contingencies. It is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact that this amended guidance will have on its consolidated financial statements and related disclosures.

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

4. FAIR VALUE MEASUREMENTS

Accounting Standards Codification ("ASC") Topic 820, “Fair Value Measurements and Disclosures” requires disclosures about how fair value is determined for assets and liabilities and a hierarchy for which these assets and liabilities must be grouped is established.  The Topic establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1	quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2	quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	unobservable inputs for the asset or liability.

The following table sets forth information regarding the Company's assets (liabilities) measured at fair value on a recurring basis (in millions):

Fair Value of Assets on a Recurring Basis	December 31, 2015	Level 1	Level 2	Level 3
Chautauqua restructuring asset	$59.1	$—	$—	$59.1

Fair Value of Assets on a Recurring Basis	December 31, 2014	Level 1	Level 2	Level 3
Chautauqua restructuring asset	$81.2	$—	$—	$81.2

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
The Company elected the fair value option under ASC 825-10, "Financial Instruments" for the agreement related to its 28 owned aircraft because management believes the fair value option provides the most accurate representation of the economic benefit of this agreement to Chautauqua in the Company's financial statements. Under the fair value option, the Company recorded an $86.4 million asset representing the combined fair value of expected future cash inflows under the agreement, net of the value of the Company's obligations attributable to the call rights on the 28 aircraft. The recurring fair value measurement of this agreement has been calculated using an income approach, which requires the use of subjective assumptions that are considered level 3 inputs. Fair values have been estimated by discounting the cash flows expected to be received over the term of the agreement, using a discount rate based on observable yields on instruments bearing comparable risks and credit worthiness of the counterparty. Critical assumptions used in the fair value measurement primarily include the amount and timing of cash inflows, the discount rate and the probability of whether the call option on the restructured aircraft will be exercised by the counterparty. A change in these assumptions could result in a significantly higher or lower fair value measurement, which would result in a gain or loss during the period in which the assumption changes. A 100 basis point change in the discount rate used would have changed the fair value of the restructuring asset by approximately $1.1 million as of December 31, 2015. Similarly, a change in the assumed probability of whether the call option on the restructured aircraft will be exercised could result in either a gain or loss of up to $3.2 million per aircraft during the period in which that assumption changed.
In March 2013, the agreement was amended, which resulted in a $12.0 million increase in the restructuring asset under the fair value option. The $12.0 million increase represents the fair value of expected future cash inflows under the amendment. In addition, this amendment resulted in a $12.0 million deferred credit that amortized as a reduction to the basis of future aircraft deliveries through second quarter of 2015.
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

As of December 31, 2015, the Company would owe approximately $59.4 million under certain circumstances of non-performance or voluntary repayment, however, the Company estimated the probability of repayment as remote.
The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements using Level 3 inputs (in millions):

Chautauqua Restructuring Asset	Year Ended December 31, 2015	Year Ended December 31, 2014
Beginning Balance	$81.2	$79.6
Fair value gain	—	18.4
Cash received or other	(22.1)	(16.8)
Ending Balance	$59.1	$81.2

Fair Value of Debt - Market risk associated with our fixed and variable rate debt primarily relates to the potential change in fair value and impact to future earnings, respectively, from a change in interest rates. In the table below, the aggregate fair value of debt was based primarily on recently completed market transactions and estimates based on interest rates, maturities, credit risk and underlying collateral and is classified primarily as level 3 within the fair value hierarchy.

	December 31
	2015	2014
Net carrying amount	$2,460.7	$2,339.2
Estimated fair value	2,222.7	2,215.0

Aircraft and Other Assets Impairment - Nonrecurring - In December 2015, we recorded a $7.7 million write down related to our decision to substantially reduce the flying completed by the E145 and Q400 fleet. In evaluating the repairables and expendables inventory related to the E145 aircraft and Q400 aircraft, we estimated the fair value by utilizing a market approach considering (1) published market data generally accepted in the airline industry and (2) recent market transactions, where available. The repairable and expendable inventory is classified in level 3 of the three-tier fair value hierarchy. The Company also recorded a $1.5 million impairment and other charge in 2015 for aircraft modifications on the E140 aircraft related to our decision to discontinue marketing the aircraft for sublease. The aircraft modifications is classified in level 3 of the three-tier fair value hierarchy.

In December 2014, we recorded a $27.7 million impairment charge primarily related to our decision to substantially reduce the operations of the Q400 and E190 fleet. In evaluating these aircraft and other equipment for impairment, we estimated their fair value by utilizing a market approach considering (1) published market data generally accepted in the airline industry, (2) recent market transactions, where available, and (3) the overall condition, maintenance record and age of the aircraft and other equipment. These aircraft are classified in level 3 of the three-tier fair value hierarchy.

In March 2014, we recorded a 19.9 million impairment charge related to our decision to permanently park our owned E140 fleet in March 2014, impairing these aircraft to zero.

In September 2013, we recorded a $12.0 million impairment charge primarily related to our decision to substantially reduce the pro-rate flying completed by the E190 fleet over the next year by temporarily parking these aircraft. In evaluating these aircraft and other equipment for impairment, we estimated their fair value by utilizing a market approach considering (1) published market data generally accepted in the airline industry and (2) recent market transactions, where available. These aircraft are classified in level 3 of the three-tier fair value hierarchy.

($ in millions)
		Fair Value Measurements Using
Description	Year ended December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Long-lived assets held and used - E140	$—			$—	$(1.5)
Inventory - E145	$3.7			$3.7	$(6.1)
Inventory - Q400	1.4			1.4	(1.6)
					$(9.2)
		Fair Value Measurements Using
Description	Year ended December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Long-lived assets abandoned - E140	$—			$—	$(19.9)
Long-lived assets held and used - Q400	49.7			49.7	(13.3)
Long-lived assets held and used - E190	101.6			101.6	(14.4)
					$(47.6)
		Fair Value Measurements Using
Description	Year ended December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Long-lived assets held and used	$152.5			$152.5	$(12.0)

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

Summarized financial information for discontinued operations is shown below:

($ in millions)	Year Ended
2013
Total operating revenue	$1,217.5

Income from discontinued operations before tax(2)	$50.9
Income tax expense	18.7
Income from discontinued operations	32.2

Loss on disposal from discontinued operations (1)	(53.8)

Total discontinued operations, net of tax	$(21.6)

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

Pursuant to the terms of the stock purchase agreement between the Company and Falcon Acquisition Group, Inc. ("Buyer"), the Company and Buyer finalized the share purchase price in the fourth quarter of 2014.  The final share purchase price did not result in an adjustment to the share purchase price. In addition, the stock purchase agreement contains an obligation for the Company to indemnify the Buyer under certain circumstances and subject to certain conditions and limitations.  With certain exceptions that are not subject to any limitation, the Company's indemnity obligation is capped under the stock purchase agreement at a maximum of $25.0 million.  The Company was not required to make any payment of indemnification claims under the stock purchase agreement claims as of December 31, 2015.

Republic has retained all liabilities for all United States federal and foreign income tax on income prior to separation, as well as certain non-income taxes attributable to Frontier's business. Frontier generally will be liable for all other taxes attributable to its business. In connection with the separation, Republic separated its defined contribution plan from Frontier's business.

Republic and Frontier entered into a transition services agreement pursuant to which Republic provided Frontier, on an interim transitional basis, various services. Transition services were provided for nine months from the closing with an option for extension by the recipient. The transition services agreement was extended for certain information technology and operation support through December 31, 2014. Services provided by Republic under the original agreement included certain information technology, operations and back office support. Billings by Republic under these transitional services agreements of $2.8 million for the year ended December 31, 2014, are recorded as a reduction of the costs to provide the respective service in the applicable expense category in the Condensed Consolidated Statements of Operations. This transitional support enabled Frontier to establish its stand-alone processes for various activities that were previously provided by Republic and did not constitute significant continuing involvement in Frontier’s operations. There were no transitional services billings in 2015.

6. ASSETS HELD FOR SALE

Assets held for sale consisted of the following aircraft and flight equipment as of December 31 (in millions):

	2015	2014
E190 Aircraft	$43.8	$—
Inventory	1.6	1.9
Assets held for sale	$45.4	$1.9

Assets held for sale as of December 31, 2015 primarily consist of the two E190 aircraft, one E190 aircraft was sold in early 2016, and we anticipate the other E190 aircraft will also be sold in early 2016, after operating under fixed-fee charter service, and inventory relating to aircraft fleets the Company no longer operates. The inventory is being marketed for sale by a third party.

7. AIRCRAFT AND OTHER EQUIPMENT

Aircraft and other equipment, excluding other equipment held for sale, consist of the following as of December 31 (in millions):

	2015	2014
Aircraft	$3,951.6	$3,644.8
Flight equipment	194.0	171.7
Office equipment and leasehold improvements	43.1	44.4
Total aircraft and other equipment	4,188.7	3,860.9
Less accumulated depreciation and amortization	(1,182.4)	(1,000.0)
Aircraft and other equipment—net	$3,006.3	$2,860.9

Aircraft and other equipment depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 was $191.1 million, $173.0 million, and $150.7 million, respectively. The Company also recorded a $1.5 million impairment charge to write-off leasehold improvements on the E140 aircraft related to our decision to discontinue marketing the aircraft for sublease.

In October 2015, we accelerated depreciation on rotable inventory relating to the Q400 and E145 fleet, based on useful lives through March 31, 2016 and May 31, 2016, respectively, resulting in additional depreciation of $3.2 million.

In December 2014 and March 2014, we recorded $27.7 million and $19.9 million in impairment charges, respectively, as discussed in Note 4. In December 2014, the Company also recorded a $5.8 million loss on the sale of two E190 aircraft that was recorded in impairment charges and other.

8. INTANGIBLE AND OTHER ASSETS

Intangible and other assets as of December 31, 2015 and 2014 consist of the following (in millions):

	2015	2014
Indefinite-lived intangible assets:
Airport slots	$9.0	$9.0
Other assets:
Aircraft pre-delivery deposits	53.5	57.5
Aircraft lease and long-term deposits	26.8	26.0
Chautauqua restructuring asset - See Note 4	59.1	81.2
Prepaid aircraft rents	20.6	27.8
Debt issue costs and other non-current assets	23.8	19.2
Total Other assets	183.8	211.7
Intangible and other assets	$192.8	$220.7

9. ACCRUED LIABILITIES

Accrued liabilities consist of the following as of December 31 (in millions):

	2015	2014
Accrued wages, benefits and related taxes	$32.9	$29.0
Accrued maintenance	51.1	37.6
Accrued interest payable	16.8	18.0
Deferred revenue	30.8	19.9
Other	51.9	38.4
Total accrued liabilities	$183.5	$142.9

10. DEBT

The weighted average interest rate of debt for aircraft financings for December 31, 2015 and 2014, was 5.14% and 5.38%, respectively.

Debt consists of the following as of December 31 (in millions):

Secured debt:	2015	2014
Promissory notes payable, collateralized by aircraft, bearing interest at fixed rates ranging from 2.04% to 8.49% at December 31, 2015 and outstanding through 2027, net of unamortized debt discount of $74.8 million. (1)	$2,317.7	$2,238.1

Promissory notes payable, collateralized by aircraft, bearing interest at variable rates based on LIBOR plus a margin, ranging from 1.80% to 1.82% at December 31, 2014 and outstanding through 2015.	—	41.6

Promissory notes payable, collateralized by eligible spare parts and equipment, bearing interest at fixed rates ranging from 5.13% to 8.38% as of December 31, 2015 and outstanding through 2022.	56.7	53.7

Promissory notes payable, collateralized by eligible spare parts and equipment, bearing interest at a variable rate of LIBOR plus a margin, ranging from 3.18% to 3.66% as of December 31, 2015 and outstanding through 2017.	1.7	3.4

Line of Credit, collateralized by eligible spare parts and equipment, bearing interest at a variable rate of LIBOR plus a margin of 2.75% per annum, or another rate based on certain market rates, plus a margin of 1.75% per annum as of December 31, 2015 and outstanding through 2018.	83.0	—

Other	1.6	2.4
Total debt secured by aircraft and parts	2,460.7	2,339.2

Total debt	2,460.7	2,339.2
Current portion(2)	2,460.7	309.0
Long term debt, less current portion	$—	$2,030.2

(1)	The Company entered into financing agreements to borrow $474.8 million for 18 E175 aircraft and other equipment primarily for the American and United E175 fixed-fee agreement and other equipment.

(2)
The Bankruptcy Filing constituted an event of default for certain of the Company's debt and lease obligations and therefore the debt has been reflected as current on the Company's consolidated balance sheet as of December 31, 2015. However, payment obligations under the debt and lease agreements are stayed as a result of the Bankruptcy Filing and the creditors' and lessors' rights of enforcement of the debt and lease agreements are subject to the applicable provisions of the Bankruptcy Code.

On April 7 and April 24, 2015, Republic entered into Credit and Guaranty Agreements. The revolving credit facility provides that Republic may from time to time prior to certain times, borrow, repay, and reborrow loans and have letters of credit issued up to an aggregate amount of $65.0 million under revolving facilities, and have letters of credit issued up to an aggregate amount of $10.0 million under the letter of credit facility. Effective June 11, 2015, Republic, amended the April 7, Credit Facility to increase the Revolving Facility by $20.0 million to a total aggregate commitment of $85.0 million. The proceeds are available until April 7 and April 24, 2018 and will be used for refinancing certain aircraft and other general corporate purposes. The Company has drawn $83.0 million on the revolving credit facility, as of December 31, 2015.

Borrowings under these agreements bear interest at a variable rate equal to the London interbank offering rate, known as LIBOR, plus a margin of 2.75% per annum, or another rate based on certain market interest rates, plus a margin of 1.75% per annum.

The Company has outstanding letters of credit as of December 31, 2015 and 2014 totaling $12.5 million and $14.1 million, respectively, all of which are collateralized by bond, cash, inventory and aircraft.

Future maturities of debt are payable, as follows for the years ending December 31 (in millions):

	Total Secured Debt	Amortization of Debt Discount, net
2016	$333.3	(13.4)
2017	377.7	(12.2)
2018	403.5	(10.9)
2019	365.5	(9.6)
2020	290.1	(8.2)
Thereafter	765.4	(20.5)
Total	$2,535.5	$(74.8)	$2,460.7

11. COMMITMENTS

As of December 31, 2015, the Company leased 62 aircraft and 29 spare engines with varying terms extending through 2024 and terminal space, operating facilities and office equipment with terms extending through 2033 under operating leases. The components of rent expense for the years ended December 31 are as follows (in millions):

	2015	2014	2013
Aircraft and engine rent	$142.3	$126.0	$122.6
Other	12.1	10.3	11.7
Total rent expense	$154.4	$136.3	$134.3

The Company has long-term maintenance agreements with an avionics equipment manufacturer and maintenance provider that has a guaranteed minimum annual flight hour requirement. The minimum guaranteed amount based on the Company's current operations is $1.8 million per year through December 2017 for the E145 family of aircraft and $9.8 million per year through April 2023 for the E170 family of aircraft.

The following table represents our maintenance agreements for engines, auxiliary power units ("APU") and other airframe components for our E140/145, E170/175 and Q400 aircraft:

Expiration Date of Agreement:
Maintenance Agreements	E140/145	E170/175	Q400
Engines	December 2017(2)	March 2027(3)	June 2021(2)
APU	December 2016	July 2019	July 2021
Avionics	December 2017	April 2023	NA(1)
Wheels and Brakes	December 2019	January 2022	August 2022 (4)
Parts Pooling	December 2017	February 2027	April 2016
Emergency Slides	NA(1)	December 2024	NA(1)
Tires	NA(1)	NA(1)	July 2021
Propellers	NA(1)	NA(1)	July 2021

(1) Agreements do not exist for the specified maintenance item for the related aircraft type.
(2) Maintenance agreements for engines include life limited parts ("LLPs") for E140/145 and Q400 aircraft.
(3) Maintenance agreements for engines on United and Delta E175 aircraft expire December 2018, American E175 aircraft, with 80 seats, expire December 2022, and American E175 aircraft, with 76 seats, expire March 2027. As of December 31, 2015 and 2014, we had maintenance deposits of $49.9 million and $53.2 million, respectively, for the future replacement of LLPs.

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

Total payments under these long-term maintenance agreements were $178.2 million, $173.0 million, and $163.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As part of the Company's lease agreements, the Company typically indemnifies the lessor of the respective aircraft against liabilities that may arise due to changes in benefits from tax ownership or tax laws of the respective leased aircraft. The Company has not recorded a liability for these indemnifications because they are not estimable. The Company is responsible for all other maintenance costs of its aircraft and must meet specified return conditions upon lease expiration for both the air frames and engines. The Company recorded a liability for the return conditions of $11.0 million and $2.3 million as of December 31, 2015 and December 31, 2014, respectively, for maintenance commitments on E190, Q400 and E145 aircraft that will be returned to the lessor in 2016 and 2015, respectively. As of December 31, 2015, the Company also recorded a $17.4 million charge on permanently idled leased engines and aircraft for the E140/E145 and Q400 fleet.

Future minimum payments under non-cancelable operating leases are as follows for the years ending December 31 (in millions):

	Aircraft	Other	Total
2016	$97.3	$15.9	$113.2
2017	80.0	14.0	94.0
2018	66.8	13.1	79.9
2019	65.0	11.1	76.1
2020	55.9	10.3	66.2
Thereafter	40.7	39.8	80.5
Total	$405.7	$104.2	$509.9

As of December 31, 2015, the Company has leased five E145 aircraft, three E170 aircraft, and five Q400 aircraft and one spare engine to a foreign airline, and it has leased one E145 aircraft to a domestic airline. The leased Q400 aircraft will gradually increase to 24 Q400 aircraft and two spare engines by February 2018. As of December 31, 2015, the total amount of minimum rentals to be received in the future under non-cancelable leases is $173.6 million, of which $160.1 million relates to Q400 aircraft and Q400 spare engines, which will be used to pay the leases on these aircraft and engines.  During the years ended December 31, 2015, 2014, and 2013, the Company recognized $20.7 million, $20.1 million and $18.7 million, respectively, of lease income that is included in other revenue in the consolidated statements of operations.

As of December 31, 2015, the Company has firm orders to purchase 40 CS300 aircraft that have scheduled delivery dates beginning in early 2015 and continuing through 2017. In 2015, Bombardier announced that the aircraft would not be expected into service until late 2016. The Company has stopped making pre-delivery deposit payments on these aircraft.

The Company also had a commitment for 55 Embraer E175 aircraft, under the United brand that have scheduled delivery dates currently and through the third quarter of 2017. In addition, the Company had a commitment for six Embraer E175 aircraft under the American brand that had scheduled deliver dates through the first quarter of 2016. In December 2015, as a result of the Company's restructuring effort we reduced the number of deliveries by 21 to 40 E175 aircraft. As of December 31, 2015, 12 of these aircraft have been delivered and placed into service with United and the remaining 28 will be placed in to service with United through the third quarter of 2017 (the first four of which were delivered in February 2016).

The Company also has a commitment to acquire 19 spare aircraft engines (of which six have been delivered as of December 31, 2015). The Company expects to take delivery of all engines as follows: five engines in 2016, seven engines in 2017 and one engine in 2018.

The following table displays the Company's future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due By Period

	2016	2017	2018	2019	2020	Total
Debt or lease financed aircraft under purchase obligations (1)	$1,211.8	$1,471.0	$778.4	$—	$—	$3,461.2
Engines under firm orders	33.7	48.7	7.0	—	—	89.4
Total contractual obligations for aircraft and engines	$1,245.5	$1,519.7	$785.4	$—	$—	$3,550.6
(1) Represents delivery of CS300s based on estimated service date of late 2016 and E175 aircraft through the third quarter of 2017.

The information in the table above reflects a purchase price of the aircraft at projected delivery dates.

The Company had aircraft return costs of $21.4 million for the twelve months ended December 31, 2015. These costs were associated with the transition of Q400 and E190 aircraft, which is included in other operating expense.

12. CONTINGENCIES

We are subject to certain legal and administrative actions, which we consider routine to our business activities. Management believes that the ultimate outcome of any pending legal matters will not have a material adverse effect on our financial position, liquidity or results of operations.

As of December 31, 2015, approximately 69% of the Company's workforce is employed under union contracts. Although we have never had a work interruption or stoppage, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. We have never experienced any work stoppages or other job actions and generally consider our relationship with our employees to be good.

On October 27, 2015, the IBT Local 357 voted by a margin of 76% to ratify a new three-year contract, with approximately 90% of the eligible pilots voting. The three year agreement became effective on its date of signing, October 29, 2015. The agreement costs approximately $50.0 million per year on average over the three year duration of the agreement, including both the ratification bonus and the anniversary bonus. The ratification bonus of approximately $17.0 million will be paid during the fourth quarter of 2015; and the anniversary bonus, currently estimated at approximately $14.0 million is expected to be paid during the fourth quarter of 2016.

Primarily as a result of pilot supply constraints caused by industry regulatory changes and the pilot labor dispute between the Company and Local 357, the Company's ability to meet its operational and financial targets in 2015 has been adversely affected. In order to address the effects of its pilot shortage, the Company worked with its CPA partners to reduce levels of flying during the second half of 2015 and beyond. In connection with this effort the Company is seeking to restructure its operational and contractual commitments. There can be no assurance that these efforts to reach consensual agreements with its stakeholders will be successful or that such agreements will fully restore the Companies operational and financial performance.

On October 5, 2015, Delta Air Lines, Inc. (Delta) filed suit against Shuttle America Corporation and Republic Airways Holdings Inc. alleging that Shuttle was in breach of its contractual obligations under both Delta Connection Agreements. Delta alleges, among other things, that Shuttle breached the Delta Connection Agreements by failing to operate all of Delta's flights, and claims damages. The Company believes the allegations are unfounded and without merit and intend to pursue its rights, remedies and defenses in the litigation. Delta has withheld in excess of $21.0 million of contractual payments through December 31, 2015, which has resulted in past due receivables on the Company's balance sheet. The Company disputes Delta's right to withhold payments and intends to seek their recovery. The Company has deferred recognition of this revenue until this dispute can be resolved.  Delta and the Company are currently engaged in confidential settlement discussions regarding all disputes between them, including the disputes in the Delta litigation.  In connection with such settlement discussions, at the request of Delta and the Company, on February 8, 2016 the Court in the Delta litigation entered an order administratively closing the case and directed the parties to file within 60 days either (1) the necessary documents to dismiss this case or (2) a joint status update notifying the Court why they are unable to file such documents.

13. CAPITAL STOCK AND STOCK OPTIONS

The following table summarizes common stock activity for the years ended December 31, 2015, 2014, and 2013:

(in millions)	Common Stock
	2015	2014	2013
Beginning balance	50.0	49.5	48.6
Shares issued for stock options exercised	0.5	0.4	0.7
Vesting of restricted stock and other	0.4	0.1	0.2
Ending balance	50.9	50.0	49.5

Employee Stock Options

The 2002 Equity Incentive Plan expired on April 19, 2012 with 22,434 shares available to be issued. These shares were canceled in April of 2012 and as of December 31, 2015, there are no shares available for future issuance under the 2002 plan.

On December 23, 2013, the Company filed a registration statement for 3.5 million additional shares, increasing the total shares available for granting under the 2007 Equity Incentive Plan to 8.5 million, of which 1,965,453 shares, remain available for issuance under the plan as of December 31, 2015. Stock options granted typically vest ratably between 36 and 48 months and are granted with exercise prices equal to market prices on the date of grant. The options normally expire 10 years from the date of grant.  Options are typically granted to officers and key employees selected by the Compensation Committee of the Board of Directors, and outstanding options have exercise prices ranging from $4.94 to $20.27.

The following table summarizes option activity under the stock option plans as of December 31, 2015:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted Average Contractual Term (in years)
Outstanding at January 1, 2015	3,135,505	$14.25
Granted	65,000	12.38
Exercised	(490,297)	8.51
Forfeited	(455,705)	16.82
Outstanding at December 31, 2015	2,254,503	$14.93	$—	3.57

Vested or expected to vest at December 31, 2015	2,225,999	$14.97	$—	3.50

Exercisable at December 31, 2015	1,934,919	$15.51	$—	2.81

The intrinsic value of options exercised during the years ended December 31, 2014 and 2013 was not material.

There were 2,671,717 and 3,513,999 options exercisable at December 31, 2014 and 2013, respectively. The weighted average exercise price for the options exercisable at December 31, 2014 and 2013 was $14.90 and $14.26, respectively. The remaining contractual life for the options outstanding at December 31, 2014 and 2013 was 5.39 years and 4.63 years, respectively.

During the years ended December 31, 2015, 2014 and 2013, $0.2 million ($0.0 million net of tax), $0.9 million ($0.5 million net of tax) and $1.2 million ($0.7 million net of tax), respectively, was charged to expense relating to the stock option plans. The Company has a policy of issuing new common shares to satisfy the exercise of stock options.  At December 31, 2015 there was $0.2 million of unrecognized stock-based employee compensation expense for unvested stock options, and the expected remaining expense period is 4 years. The Company did not recognize excess tax benefits related to stock option exercises for the last 3 years due to net operating losses.

The weighted average grant date fair value of options granted in 2015, 2014 and 2013 was $3.94, $4.80, and $5.28, respectively. The Company estimates the fair value of stock options issued using the Black-Scholes option pricing model. Expected volatilities are based on the historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. Dividends were based on an estimated dividend yield. The risk-free rates for the periods within the contractual life of the option are based on the U.S. Treasury rates in effect at the time of the grant. The forfeiture rate is based on historical information and management’s best estimate of future forfeitures. The expected term of options granted is derived from historical exercise experience and represents the period of time the Company expects options granted to be outstanding. Option valuation models require the input of subjective assumptions including the expected volatility and lives.

The following assumptions were used to value stock option grants during the following periods:

	December 31,
	2015			2014			2013
Dividend yield	—%			—%			—%
Expected volatility	38%	-	65%	56%	-	58%	59%	-	62%
Risk-free interest rate	1.7%	-	1.7%	1.7%	-	1.8%	0.9%	-	1.4%
Expected life (in years)	4	-	5	4	-	5	4	-	5

Restricted Stock Grants

Restricted stock awards have been granted to certain of our officers, directors, and key employees.  Restricted stock awards are grants of shares of our common stock which typically vest over time (generally three or four years).

Non-employee director restricted stock grants

For service in 2013 and 2014, the non-employee directors received restricted stock valued at $50,000. In 2015, the restricted stock was valued at $55,000, which will vest on the later of (a) the first anniversary of the award date, (b) the date the director retires from the Board after at least five years of service as a director, or (c) the occurrence of a change in control. Directors are required to hold vested shares until they cease being a director of the Company.

Compensation expense for our restricted stock grants was $3.8 million, $3.7 million, and $2.8 million during the years ended December 31, 2015, 2014 and 2013, respectively.  As of December 31, 2015, we have $8.2 million in total unrecognized future compensation expense that will be recognized over the next three or four years relating to awards for 876,119 restricted shares which were issued but which had not yet vested.

A summary of restricted stock activity under the aforementioned plan is as follows:

Restricted Stock Awards/Units
Unvested at January 1, 2015	763,232
Vested	(394,988)
Granted	551,155
Surrendered	(43,280)
Unvested at December 31, 2015	876,119

The grant date weighted-average fair value per share of restricted stock awards granted during the years ended December 31, 2015, 2014, and 2013, was $7.76, $10.50 and $11.23, respectively.  The total fair value of shares vested during the years ended December 31, 2015, 2014, and 2013, was $5.1 million, $3.1 million, and $2.8 million, respectively.

14. INCOME TAXES

The components of the provision for income tax expense for the years ended December 31 are as follows (in millions):

	2015	2014	2013
Federal:
Current	$—	$—	$—
Deferred	(9.4)	29.6	30.9
Total Federal	(9.4)	29.6	30.9
State:
Current	0.4	(1.4)	4.1
Deferred	0.6	(2.5)	(9.8)
Total State	1.0	(3.9)	(5.7)

Valuation allowance	0.7	(4.8)	8.8
Expense for uncertain tax positions	—	—	(1.0)
Income tax expense	$(7.7)	$20.9	$33.0

A reconciliation of income tax expense at the applicable federal statutory income tax rate to the tax provision as reported for the years ended December 31 are as follows (in millions):

	2015	2014	2013
Federal income tax expense at statutory rate	$(12.3)	$29.8	$28.4
State income tax expense, net of federal benefit	(0.8)	2.6	2.7
Valuation allowance	0.7	(4.8)	8.8
Adjustment to deferred tax liabilities	2.5	(3.1)	(8.8)
Change in State tax rate	—	(4.2)	—
Permanent tax adjustments	2.2	2.0	1.7
Other	—	(1.4)	0.2
Income tax expense	$(7.7)	$20.9	$33.0

During November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early adopted ASU 2015-17 effective December 31, 2015 on a retrospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset in our Consolidated Balance Sheet as of December 31, 2015. As of December 31, 2014, this retrospective adoption resulted in a $16.4 million reclassification from a current deferred tax asset to a non-current deferred tax liability .

The components of deferred tax assets and liabilities as of December 31 are as follows (in millions):

	2015	2014
DEFERRED TAX ASSETS:

Nondeductible accruals and deferred revenue	$48.6	$52.1
Federal and state net operating loss carryforwards, net of liability for uncertain tax positions	494.7	453.2
AMT credits	6.1	6.1
Prepaid rent	14.9	8.5
Deferred credits and other non-current liabilities	14.0	5.7
Other	20.7	22.8
Total	599.0	548.4
Valuation allowance	(180.5)	(182.9)

Total deferred tax assets	418.5	365.5

DEFERRED TAX LIABILITIES:
Other intangible assets	(3.4)	(3.4)
Maintenance deposits	(19.0)	(20.2)
Accelerated depreciation and fixed asset basis differences for tax purposes	(655.7)	(609.5)

Total deferred tax liabilities	(678.1)	(633.1)
Total net deferred tax liabilities	$(259.6)	$(267.6)

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

	2015	2014	2013
Balance at January 1,	$7.1	$7.1	$8.1
Additions for tax positions taken in prior years	—	—	—
Reductions for tax positions of prior years	—	—	(1.0)
Balance at December 31,	$7.1	$7.1	$7.1

The following table reconciles the Company’s valuation allowance for the year ended December 31 (in millions):

	2015	2014	2013
Balance at January 1,	$182.9	$191.3	$182.5
Reduction for net operating losses previously reserved that were utilized or expired	(3.1)	(3.6)	—
Additions (deductions) for current year change in estimate	0.7	(4.8)	8.8
Balance at December 31,	$180.5	$182.9	$191.3

The future use of the net operating losses (“NOLs”) acquired from previous acquisitions are limited based on Internal Revenue Code Section 382 due to the change in control that occurred from the acquisitions. Management evaluated the deferred tax assets and determined that more likely than not, certain deferred tax assets would not be utilized and therefore a valuation allowance was required. The net operating losses generated by the Company after the change in control date, generally do not have a related valuation allowance. As of December 31, 2015, the Company has federal NOL carryforwards totaling $1.4 billion, which begin expiring in 2016, and of which approximately $398.4 million are not expected to be realized prior to expiration mostly due to the limitations under Internal Revenue Code Section 382. Therefore, a valuation allowance has been recorded for these net operating loss carryforwards. The Company decreased its valuation allowance related to net operating losses by approximately $2.4 million, of which $3.1 million was attributable to losses that were utilized or expired and $0.7 million additional valuation allowance was recorded.

Deferred tax assets include benefits expected to be realized from the utilization of alternative minimum tax (“AMT”) credit carryforwards of $6.1 million, which do not expire. A valuation allowance of $5.2 million has been recorded against AMT credit carryforwards that were acquired from previous acquisitions as these credits are not expected to be realized.

Impact of Chapter 11 Filing on Availability and Utilization of Net Operating Losses—The availability and utilization of net operating losses after the Company’s emergence from Chapter 11 is uncertain at this time and will be highly influenced by the composition of the plan of reorganization that is ultimately pursued. However, the Company’s net operating losses (“NOLs”) could be utilized in the near term to offset gains on the expected disposition of aircraft.  On February 25, 2016, we filed the motion to request the Bankruptcy Court to establish Notification Procedures on Certain Transfers of Claims Against and Interests in the Debtors’ Estates, which restricts trading in the Company’s common stock and claims. The order is intended to prevent certain transfers of the Company’s common stock and certain transfers of claims against the Debtors that could impair the ability of one or more of the Debtors’ estates to use their net operating loss carryovers and certain other tax attributes currently or on a reorganized basis. Any acquisition, disposition, or other transfer of equity or claims on or after February 25, 2016 in violation of the restrictions set forth in the order will be null and void ab initio and/or subject to sanctions as an act in violation of the automatic stay under sections 105(a) and 362 of the Bankruptcy Code. The order applies to (i) “Substantial Equity holders,” i.e., persons who are, or as a result of a transaction would become, the beneficial owner of approximately 4.75 percent of the outstanding shares of the Company’s common stock and (ii) “Substantial Claimholders,” i.e., persons who are, or as a result of a transaction become, the beneficial owner of unsecured claims in excess of a threshold amount of unsecured claims (initially $4.9 million of unsecured claims, but which may be subsequently increased or decreased under certain circumstances in connection with the Debtors’ filing of a Chapter 11 plan). In the case of Substantial Equity holders, the order imposes current restrictions with respect to the acquisition or disposition of the Company’s stock, and certain notifications may be required. In the case of Substantial Claimholders, the order imposes a procedure pursuant to which, under certain circumstances, the claims acquired during the Chapter 11 cases may have to be resold, and certain notifications may be required.
The Company's federal income tax returns for tax years after 1998 remain subject to examination by the Internal Revenue Service (“IRS”) and state taxing jurisdictions. The Company concluded its audit by the IRS for the 2009 tax year in 2012. The Company's NOLs from prior tax years would remain subject to examination by major tax jurisdictions due to our net operating loss carryforwards.

 15. RETIREMENT AND BENEFIT PLANS

Defined Contributions Plans — The Company has defined contribution retirement plans covering all employees meeting the eligibility requirements.  The Company matches up to 6% of employees' eligible compensation as defined by the Plan document. Employees are generally vested in matching contributions after three years of service with the Company. Employees are also permitted to make pre-tax deferrals and after-tax Roth contributions of up to 90% (up to the annual Internal Revenue Code limit) of their eligible compensation. The Company's expense under this plan was $7.6 million, $6.3 million, and $5.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Qualified Defined Benefit Plan — The Company has a qualified defined benefit plan. The accrued benefit liability (recorded in deferred credits and other noncurrent liabilities) was $3.5 million and $3.4 million as of December 31, 2015 and 2014, respectively.  The accumulated benefit obligation, projected benefit obligation and fair value of plan assets at December 31, 2015 were $12.8 million, $12.8 million and $9.3 million, respectively. The accumulated benefit obligation, projected benefit obligation and fair value of plan assets at December 31, 2014 were $9.9 million, $13.3 million, and $9.9 million, respectively.

The net periodic benefit cost, employer contributions, and future benefit payments are not material to the Company’s consolidated statements of operations or consolidated financial position.

 16. VALUATION AND QUALIFYING ACCOUNTS

(amounts in millions) Description	Balance at Beginning of Year	Additions Charged to Expense	Deductions		Balance at End of Year
Allowance for doubtful accounts receivables:
12/31/2015	$2.6	$—	$(0.8)	(1)	$1.8
12/31/2014	1.5	1.4	(0.3)	(1)	2.6
12/31/2013	$1.3	$0.4	$(0.2)	(1)	$1.5

(1)	Uncollectible accounts written off net of recoveries, if any.

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

Changes in Internal Control

During the quarter ended December 31, 2015, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The Company's effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information set forth under the caption "Proposal No. 1 - Election of Directors" in the Company's definitive Proxy Statement to be used in connection with the 2016 Annual Meeting of Stockholders is incorporated herein by reference.
Executive Officers

The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 as amended, requires that the Company's executive officers and directors, and any person who beneficially owns more than ten percent of the Company's common stock, file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors, and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers, directors and owners of more than ten percent of the Company's common stock, we believe that during fiscal 2015 our executive officers, directors and greater than ten percent beneficial owners complied with Section 16(a).
Corporate Governance
The information set forth under the caption "Corporate Governance" in the Company's definitive Proxy Statement to be used in connection with the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Executive Compensation" and "Non-Employee Director Compensation for 2015" in the Company's definitive Proxy Statement to be used in connection with the 2016 Annual Meeting of Stockholders is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Beneficial Ownership of Common Stock by Certain Stockholders and Management" in the Company's definitive Proxy Statement to be used in connection with the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be used in connection with the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under "Audit Matters" in the Company's definitive proxy statement to be used in connection with the 2016 Annual Meeting of Stockholders is incorporated herein by reference.
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)  (1) Financial Statements:

The consolidated financial statements of Republic Airways Holdings Inc. are filed as part of this report under Item 8.

(a)  (2) Financial Statement Schedules:

See footnote 16 filed as part of this report under Item 8 for the Valuation and Qualifying Accounts.

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

10.17(a)	Termination and Separation Agreement, dated as of March 15, 2015, by and between the Company and Wayne C. Heller.
10.18	Employment Agreement, dated April 12, 2011, by and between the Company and Timothy P. Dooley. (Incorporated by reference to the Registrant's Current Report on Form 8-K filed April 18, 2011)
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
Amendment Number Seven to Delta Connection Agreement, by and among Delta Airlines, Inc., Shuttle America Corp. (as assignee of Republic Airline, Inc.) and Republic Airways Holdings Inc., dated as of December 11, 2014.(Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on February 27, 2015)

10.26
Stock Purchase Agreement, dated May 6, 2005, by and among Republic Airways Holdings, inc., Shuttle America Corporation and Shuttle Acquisition LLC.(Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 9, 2005)

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
Fifth Amendment to Republic Jet Service Agreement, by and between US Airways, Inc. and Republic Airline Inc., dated as of November 6, 2014. (Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on February 27, 2015)

10.29†
Global Aircraft Transaction Agreement, by and between Republic Airways Holdings Inc. and US Airways, Inc., dated as of September 21, 2005.(Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.30†
Commuter Slot Option Agreement, by and between Republic Airways Holdings Inc. and US Airways, Inc., dated as of September 22, 2005.(Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.31†
Capacity Purchase Agreement, by and between Continental Airlines, Inc., Republic Airways Holdings Inc. and Chautauqua Airlines, Inc., dated as of July 21, 2006.(Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.31(a)†
First Amendment to the Capacity Purchase Agreement, by and among Continental Airlines, Inc., Republic Airways Holdings Inc. and Chautauqua Airlines, Inc., dated as of January 8, 2007.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.31(b)†
Amendment Number Three to Continental Capacity Purchase Agreement by and among Continental Airlines, Inc., Chautauqua Airlines, Inc., and Republic Airways Holdings Inc., dated as of June 30, 2012. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 9, 2012)

10.31(c)†
Amendment No. 5 to the Capacity Purchase Agreement between Chautauqua Airlines, Inc. and United Airlines, Inc. dated as of March 4, 2014. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on May 1, 2014)

10.32
Evidence of Transfer of Claim by Republic Airways Holdings Inc. in favor of JPMorgan Chase Bank, N.A., dated as of April 11, 2007.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007)

10.33†
Purchase Agreement No. PA-C006, by and between Bombardier Inc. and Republic Airways Holdings Inc., dated as of February 24, 2010.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on May 10, 2010)

10.34†
Amended and Restated Purchase Agreement COM0190-10 by and between Embraer S.A. and Republic Airline Inc., dated as of January 23, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on April 30, 2013)

10.34(a)†
Amendment No. 1 to Amended and Restated Purchase Agreement COMO190-10 by and between Embraer S.A. and Republic Airline Inc., dated as of January 23, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on April 30, 2013)

10.34(b)†
Amendment No. 2 to Amended and Restated Purchase Agreement COMO190-10 by and between Embraer S.A. and Republic Airline Inc., dated as of January 23, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on April 30, 2013)

10.34(c)†
Amendment No. 3 to Amended and Restated Purchase Agreement COMO190-10 by and between Embraer S.A. and Republic Airline Inc., dated as of January 23, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on April 30, 2013)

10.34(d)†
Amendment No. 7 to the Amended and Restated Purchase Agreement COM0190-10 by and between Embraer S.A. and Republic Airline Inc. dated as of September 16, 2014. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on October 29, 2014)

10.35†
Letter Agreement COM 0191-10, by and between Embraer - Empresa Brasileira de Aeronáutica S.A. and
Republic Airline Inc., dated as of November 3, 2010.(Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on May 13, 2011)

10.35(a)†
Amendment Number One to Letter Agreement between Embraer S.A. (formerly known as Embraer - Empresa Brasileira de Aeronautica S.A.) and Republic Airline Inc., dated as of March 11, 2011. (Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 15, 2012)

10.35(b)†
Amendment Number Two to Letter Agreement between Embraer S.A. (fromerly known as Embraer - Empresa Brasileira de Aeronautica S.A.) and Republic Airline Inc., dated as of November 16, 2011. (Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 15, 2012)

10.36
Phantom Equity Investment Agreement by and among Frontier Airlines, Inc., Republic Airways Holdings Inc. and FAPAInvest, LLC, dated as of June 1, 2012. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 9, 2012)

10.37
The Capacity Purchase Agreement by and among Continental Airlines, Inc., Republic Airlines, Inc., and Republic Airways Holdings Inc., dated as of May 1, 2012. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 9, 2012, as amended February 25, 2013)

10.37(a)†
Amendment to Capacity Purchase Agreement between Republic Airline Inc. and United Airlines, Inc. dated as of September 16, 2014. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on October 29, 2014)

10.38†
Funding Agreement between Republic Airlines, Inc. and Agencia Especial De Financiamento Industrial-FINAME dated as of July 2, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2013)

10.39†
Loan Agreement between Republic Airlines, Inc. and Agencia Especial De Financiamento Industrial-FINAME dated as of July 2, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2013)

10.40
Security Agreement between Republic Airlines, Inc. and Wells Fargo Bank Northwest, National Association, dated as of July 2, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2013)

10.41
Guaranty Agreement between Republic Airlines, Inc. and Agencia Especial De Financiamento Industrial-FINAME dated as of July 2, 2013. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on November 8, 2013)

10.42†
Master Sublease Agreement between Republic Airline Inc. and FLYBE Limited dated as of September 16, 2014. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on October 29, 2014)

10.43
Credit and Guarantee Agreement between Republic Airline Inc., Republic Airways Holdings Inc. and DEUTSCHE BANK AG NEW YORK BRANCH, dated as of April 7, 2015. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on August 7, 2015)

10.44	Employment Agreement, dated November 24, 2015, by and between the Company and Joseph P. Allman.
10.45	Employment Agreement, dated November 24, 2015, by and between the Company and Matthew J. Koscal.
10.46	Employment Agreement, dated November 24, 2015, by and between the Company and Ethan J. Blank.
10.47	Employment Agreement, dated November 24, 2015, by and between the Company and Paul K. Kinstedt.
21.1	Subsidiaries of Republic Airways Holdings Inc.(i)
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification by Bryan K. Bedford pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Joseph P. Allman pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Bryan K. Bedford pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Joseph P. Allman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T.)
†	Portions of the indicated document have been afforded confidential treatment and have been filed separately with the Commission as required by Rule 406.
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

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated:	March 11, 2016	By:	/s/ Bryan K. Bedford
Bryan K. Bedford
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryan K. Bedford
Bryan K. Bedford	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 11, 2016

/s/ Joseph P. Allman
Joseph P. Allman	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2016

/s/ Ryan A. Willman
Ryan A. Willman	Vice President and Corporate Controller (Principal Accounting Officer)	March 11, 2016

/s/ Lawrence J. Cohen
Lawrence J. Cohen	Director	March 11, 2016

/s/ Neal S. Cohen
Neal S. Cohen	Director	March 11, 2016

/s/ Douglas J. Lambert
Douglas J. Lambert	Director	March 11, 2016

/s/ Mark L. Plaumann
Mark L. Plaumann	Director	March 11, 2016

/s/ Daniel P. Garton
Daniel P. Garton	Director	March 11, 2016

/s/ Robert L. Colin
Robert L. Colin	Director	March 11, 2016