Form 10-K/A
period 2015-12-31
REPUBLIC AIRWAYS HOLDINGS INC
filed 2016-04-29
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2015.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.
Commission File Number 000-49697
REPUBLIC AIRWAYS HOLDINGS INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	06-1449146 (I.R.S. Employer Identification No.)

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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of Common Stock held by non-affiliates (based upon the closing price of the Common Stock on the NASDAQ Global Market) on June 30, 2015 was approximately $467,234,754.

As of March 11, 2016, 50,948,385 shares of Common Stock were outstanding.

Documents Incorporated by Reference
None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Republic Airways Holdings Inc. (“we”, “us”, “our”, or the “Company”) for the fiscal year ended December 31, 2015, which the Company originally filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2016 (the “Original Filing”), for the purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K. This information was omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year ended December 31, 2015.  Because we will not file a definitive proxy statement within 120 days of the end of our fiscal year, we are filing this Amendment to include the Part III information.

Accordingly, the reference to the incorporation by reference to portions of our definitive proxy statement on the cover page of the Original Filing has been deleted by this Amendment. In accordance with SEC rules, Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, the Exhibit Index in Item 15 of Part IV of the Original Filing is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications and to update the exhibit list.

Except as described above, this Amendment does not amend, modify or otherwise update any other information set forth in the Original Filing.  Additionally, except as reflected herein, this Amendment speaks as of the filing date of the Original Filing and does not update or discuss any other Company developments subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the filing of the Original Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Company’s current Board of Directors (the “Board of Directors” or “Board”) consists of seven members. Each of the Company’s directors is elected annually for a one-year term and until his or her successor is duly elected and qualified or until his or her death, resignation or removal, if earlier, as provided in our bylaws. The table below sets forth certain information with respect to the members of the Board of Directors, including their respective ages, the year in which each first became a director of the Company, their principal occupations or employment during the past five years, their director positions held currently or at any time in the past five years, and information regarding involvement in certain legal or administrative proceedings, if applicable. The specific experience, qualifications, attributes or skills that led to the conclusion that each director should serve as a director of the Company, in light of the Company's business and structure, are also described below. No family relationship exists among any of the directors.

Director	Age	Year First Became Director	Principal Occupation During the Past Five Years
Bryan K. Bedford	54	1999
Bryan K. Bedford joined the Company in July 1999 as our President and Chief Executive Officer and a member of our Board of Directors and became chairman of the Board in August 2001. From July 1995 through July 1999, Mr. Bedford was the president and chief executive officer and a director of Mesaba Holdings, Inc., a publicly-owned regional airline. He has over 28 years of experience in the regional airline industry, and was named regional airline executive of the year in 1998 by Commuter and Regional Airline News, again in 2005 by Regional Airline World magazine and again in 2009 by Airline Business magazine. Mr. Bedford is a licensed pilot and a Certified Public Accountant. He also served as the 1998 Chairman of the Regional Airline Association ("RAA") and remains on the board of directors of the RAA. Mr. Bedford's career in the airline industry brings significant operational and financial leadership to the Board.

Neal S. Cohen	54	2009
Neal S. Cohen has been a Director since October 2009. He was Executive Vice President and Chief Financial Officer for Alliant Techsystems Inc. until February 10, 2015. Prior to that, Mr. Cohen was President and Chief Operating Officer at Laureate Education Inc. Previously, Mr. Cohen was Executive Vice President for international strategy and Chief Executive Officer for regional airlines at Northwest Airlines Inc. In addition, Mr. Cohen had served as Executive Vice President and Chief Financial Officer at Northwest Airlines Inc. Prior to his tenure with Northwest Airlines Inc., Mr. Cohen was Executive Vice President and Chief Financial Officer for US Airways Inc. Mr. Cohen has served as Chief Financial Officer for various service and financial organizations as well as Sylvan Learning Systems, Inc., the predecessor company of Laureate Education, Inc. Mr. Cohen is currently the Lead Independent Director for our Board of Directors. Mr. Cohen brings significant business management, financial, and operational experience to the Board.

Lawrence J. Cohen	60	2002
Lawrence J. Cohen has been a Director since June 2002. He is the owner and Chairman of Pembroke Companies, Inc., an investment and management firm that he founded in 1991. The firm makes investments in and provides strategic management services to real estate and specialty finance related companies. From 1989 to 1991, Mr. Cohen worked at Bear Stearns & Co. where he attained the position of Managing Director. From 1983 to 1989, Mr. Cohen served as first Vice President in the Real Estate Group of Integrated Resources, Inc. From 1980 to 1983, Mr. Cohen was an associate at the law firm of Proskauer Rose Goetz & Mendelsohn. Mr. Cohen is a member of the bar in both New York and Florida. Mr. Cohen brings significant business management and financial experience to the Board.

Robert L. Colin	60	2014
Robert L. Colin has been a Director since February 2014. Mr. Colin, has more than 30 years of experience and leadership in the areas of accounting, auditing and financial reporting.  Most recently, Mr. Colin was Chief Financial Officer, BrightPoint Americas from May 2012 until April 2013 and he served as Senior Vice President, Chief Accounting Officer and Controller of BrightPoint, Inc. from August 2011 until May 2012. Before joining BrightPoint, Mr. Colin served as a partner for Deloitte & Touche LLP, Assurance from 1994 to 2011. Mr. Colin is licensed as a Certified Public Accountant. Mr. Colin brings significant business management and financial expertise to the Board.

Daniel P. Garton	53	2014
Daniel P. Garton has been a Director since January 2014. Mr. Garton, previously served as the President and Chief Executive Officer of American Eagle Airlines. Mr. Garton was named President and Chief Executive Officer of AMR Eagle Holding Corporation, a wholly-owned subsidiary of AMR (AMR Eagle), in June 2010. Mr. Garton served as Executive Vice President-Marketing of American from September 2002 to June 2010. He served as Executive Vice President-Customer Services of American from January 2000 to September 2002 and Senior Vice President-Customer Services of American from 1998 to January 2000. Prior to that, he served as president of AMR Eagle from 1995 to 1998. Except for two years as Senior Vice President and Chief Financial Officer of Continental Airlines between 1993 and 1995, he had served in various management positions at AMR since 1984. Mr. Garton is a trustee of Liberty Property Trust. Mr. Garton's career in the airline industry brings significant operational and financial leadership to the Board.

Douglas J. Lambert	58	2001
Douglas J. Lambert has been a Director since August 2001. He is presently a managing director and Co-CEO of the Financial Industry Advisory Services practice group of Alvarez and Marsal, LLC. From 1994 to 2003, Mr. Lambert was a Senior Vice President of Wexford Capital LLC. From 1983 to 1994, Mr. Lambert held various financial positions with Integrated Resources, Inc.'s Equipment Leasing Group, including Treasurer and Chief Financial Officer. He is a Certified Public Accountant. Mr. Lambert was also a board member of the general partner of Rhino Resources Partners, LP. through March 15, 2016. Mr. Lambert brings significant financial experience to the Board.

Mark L. Plaumann	60	2002
Mark L. Plaumann has been a Director since June 2002. He is presently a Managing-Member of Greyhawke Capital Advisors LLC, which he co-founded in 1998. From 1995 to 1998, Mr. Plaumann was a Senior Vice President of Wexford Capital LLC. From 1990 to 1995, Mr. Plaumann was employed by Alvarez & Marsal, Inc. as a Managing Director. From 1985 to 1990, Mr. Plaumann worked for American Healthcare Management, Inc., where he attained the position of President. From 1974 to 1985, Mr. Plaumann worked in both the audit and consulting divisions of Ernst & Young, where he attained the position of Senior Manager and he is a Certified Public Accountant. Mr. Plaumann is also a board member of Diamondback Energy, Inc. From September 2010 to March 2016, Mr. Plaumann served on the board of the general partner of Rhino Resources Partners, LP. From 2006 to 2010, Mr. Plaumann served on the board of ICx Technologies, Inc. During the past five years Mr. Plaumann has served as Chairman of the board of a private corporation and managed numerous limited liability companies. Mr. Plaumann is the Manager of Whisper Manager LLC, which is the Manager of Whisper Capital LLC. Whisper Capital LLC was previously the sole owner of EVWEST LLC. EVWEST LLC owned real property in Denver, Colorado and had a receiver appointed in 2011. Mr. Plaumann brings significant business management and financial expertise to the Board.

Named Executive Officers

The table below sets forth a brief discussion of the business experience of the Company's executive officers for 2015 who do not also serve on the Board of Directors:

Name	Age	Title
Joseph P. Allman	45	Senior Vice President and Chief Financial Officer
Joe Allman joined Republic Airways in July of 2007 as Director of Finance. In June of 2009, he was promoted to the position of Vice President and Controller. Before joining the Company, Mr. Allman, who is a certified public accountant, gained extensive experience applying his finance, accounting and audit expertise to the airline and utilities sectors at managing positions with London Witte Group LLC and Deloitte and Touche LLP. Mr. Allman is a graduate of the U.S. Coast Guard Academy, where he earned a B.S. in Management and subsequently achieved the rank of Lieutenant.

Paul K. Kinstedt	54	Senior Vice President of Operations and Acting Chief Operating Officer
Paul Kinstedt joined Chautauqua Airlines, one of Republic Airways Holdings’ subsidiaries, in January 2002 as Director of Systems Operations Control. He was promoted to Vice President of System Operations Control for the Company’s three wholly owned subsidiaries in September 2006 and served in that capacity until January 2013, when he was named Vice President of Flight Operations. Before joining Chautauqua, Mr. Kinstedt was Vice President of Customer Service and Director of Flight Control for Midway Airlines. Mr. Kinstedt received his Bachelor of Science degree in Aviation Science from Parks College of Saint Louis University in St. Louis Missouri and his Masters of Business Administration from Illinois Benedictine College. He holds an aircraft dispatcher and commercial, multi-engine and instrument pilot rating.

Lars-Erik Arnell	55	Senior Vice President and Corporate Development
Lars-Erik Arnell joined the Company in September 2002 as Vice President of Corporate Development.  In April 2011, he became Senior Vice President of Corporate Development. Prior to joining the Company, he held various financial positions in the transportation industry including the regional airline, air medical transportation, truckload and global manufacturing industries.  Mr. Arnell has deep knowledge and experience in financial management, restructuring, business development, and mergers and acquisitions.

Ethan J. Blank	50	Vice President and General Counsel
Ethan Blank joined Republic Airways in February 2012 as Vice President and Corporate Counsel. Mr. Blank comes to Republic with over 20 years of legal experience, most recently as a partner in the law firm of Ober, Kaler, Grimes & Shriver, P.C. in Baltimore, Maryland. He has participated in all aspects of complex transactions for major financial institutions, public companies, transportation carriers and international investors. His background includes a variety of airline industry transactions including loans, leases, and leveraged leases of aircraft; private placements with aircraft and equipment collateral; securitizations of aircraft lease receivables and airline working capital financings.

Matthew J. Koscal	39	Vice President of Human Resources
Matthew Koscal joined Republic Airways in April 2014 as Vice President of Human Resources. In 2015, he further assumed responsibility for labor relations and government affairs. Before joining Republic, Mr. Koscal held various leadership positions in finance and commercial operations at Abbott Laboratories, Takeda Pharmaceutical Co. and Roche Diagnostics. He has extensive experience creating value through commercial partnerships, leading complex negotiations, and driving change initiatives. Mr. Koscal earned his Bachelor of Science degree in Management and Finance from Purdue University's Krannert School of Management.

Timothy P. Dooley	42	Former Executive Vice President and Chief Financial Officer
Timothy P. Dooley joined the Company, in November 1998 as Manager, Financial Planning and Analysis.  He held various leadership positions, eventually being promoted to Executive Vice President and Chief Financial Officer in 2013. Mr. Dooley left the Company effective September 1, 2015.

Wayne C. Heller	57	Former Executive Vice President and Chief Operating Officer
Wayne C. Heller joined us in August 1999 as Vice President—Flight Operations. From February 2002, until his retirement effective March 13, 2015, Mr. Heller served as our Executive Vice President and Chief Operating Officer of Republic Airways Holdings Inc., and was responsible for all aircraft maintenance, records and engineering.

On February 25, 2016, the Company and certain of its wholly-owned direct and indirect subsidiaries filed voluntary petitions for reorganization (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code in the United
States Bankruptcy Court for the Southern District of New York. In addition, our common stock was delisted from NASDAQ in March 2016. Other than the Bankruptcy Filing, none of the Company’s directors or named executive officers ("NEOs") has been a general partner or executive officer of a debtor in, or personally the subject of, a bankruptcy or similar proceeding during the past ten years.

Audit Committee Composition

The Audit Committee (the “Audit Committee”) of the Board of Directors consists of three directors: Messrs. Colin (Chair), Plaumann and Garton, each of whom has been determined by the Board of Directors to be “independent” within the meaning of Rule 5605(a)(2) of The NASDAQ Stock Market. In addition, our Board of Directors has determined that Mr. Colin and Mr. Plaumann are “audit committee financial experts” within the meaning of applicable SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company's NEOs and directors, and any person who beneficially owns more than ten percent of the Company's common stock, file initial reports of ownership and reports of changes in ownership with the SEC. NEOs, directors, and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from the Company's NEOs, directors and owners of more than ten percent of the Company's common stock, we believe that during fiscal 2015 our NEOs, directors and greater than ten percent beneficial owners complied with Section 16(a).
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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis
This Compensation Discussion and Analysis (“CD&A”) provides a detailed description of our NEO compensation philosophy and programs, the compensation decisions the Compensation Committee (the “Compensation Committee”) of the Board of Directors has made under those programs and the factors considered in making those decisions. This CD&A focuses on the compensation of our NEOs for 2015, which group included all of our NEOs for 2015 except for Mr. Kinstedt. Because Mssrs. Dooley and Heller were NEOs for a portion of 2015, we have included them throughout this CD&A.
The information provided in this CD&A provides a description of our historical NEO compensation philosophy, programs and decisions prior to the Bankruptcy Filing and delisting and does not take into account the impact of the Bankruptcy
Filing and delisting. Our NEO compensation philosophy, programs and decisions for 2016 will consider the Bankruptcy
Filing and other relevant factors.

Compensation Objective
The Compensation Committee administers all plans and programs connected with compensation of the Company's NEOs. We and the Compensation Committee believe that NEO compensation should be closely related to increased stockholder value. One of our strengths contributing to the Company's successes is a strong management team, many of whom have been with us for a number of years. The compensation program is designed to enable us to attract, retain and reward capable employees who can contribute to our continued success, principally by linking portions of compensation with the attainment of key business objectives. Performance-based compensation, equity participation and a strong alignment to stockholders' interests are key elements of our compensation philosophy. Accordingly, our NEO compensation program is designed to provide competitive compensation, support our strategic business goals and reflect our performance. The compensation program reflects the following principles:

•	Compensation should encourage increased stockholder value;

•	Compensation programs should reflect and promote our values and reward individuals for outstanding contributions towards achieving specific business goals;

•	Compensation programs should enable us to attract and retain highly qualified professionals; and

•
All compensation policies and all compensation decisions should be designed to reward employees, including the named executive officers, who have demonstrated the capacity to contribute to our financial and competitive performance, thereby furthering the main objective of our compensation program - increasing stockholder value.

Implementing Our Objectives

The Compensation Committee relies upon its judgment in making compensation decisions after reviewing the performance of the Company and carefully evaluating an executive's individual performance during the year against established goals, leadership qualities, operational performance, business responsibilities, current compensation arrangements and potential to enhance stockholder value. Specific factors affecting compensation decisions for the named executive officers include:

•	the nature, scope and level of the executive's responsibilities;

•	our overall operational performance and profitability, measured by our end-of-year and year-to-year financial and operational data;

•	our safety performance;

•	the executive's individual performance;

•	the compensation levels of executive officers at our peer group companies; and

•	results of previous stockholder advisory votes on executive compensation.

Bryan K. Bedford has an employment agreement with the Company which has been amended and extended until May 31, 2018. Lars-Erik Arnell has an employment agreement with the Company which has been amended and extended until May 31, 2017. Each of Joseph P. Allman and Matthew J. Koscal has an employment agreement with the Company that expires on November 30, 2018. Ethan J. Blank has an employment agreement with the Company that expires on November 30, 2017. Each of Timothy P. Dooley and Wayne C. Heller had an employment agreement with the Company prior to their departure effective September 1, 2015 and March 13, 2015, respectively. These employment agreements provide for an annual base salary and a target annual incentive opportunity which is determined, in its sole discretion, by the Compensation Committee based upon certain performance measures which are determined by the Board in its discretion.
The financial data that we take into account in setting our NEOs' annual incentive compensation metrics includes our pre-tax income, fourth quarter average share price and the cost per available seat mile excluding fuel. Pre-tax income is the profitability of the Company before taxes are paid. The result is expressed in dollars. Fourth quarter average share price is the total of the ending share price for each day divided by the number of days in the fourth quarter. The result is expressed as dollars per share. Cost per available seat mile is expressed in cents to operate each seat mile offered, and is determined by dividing our total operating and interest expenses, excluding fuel expense and ex-items, by available seat miles. Available seat miles is a measure of our airline flights' carrying capacity. It is equal to the number of seats available multiplied by the number of miles flown. Cost per available seat mile is frequently used to allow a cost comparison between different airlines.
The operational data that we take into account in setting our NEOs' annual incentive compensation metrics includes the on-time departure performance, the on-time arrival performance and controllable completion factor.
We attempt to achieve an appropriate mix between equity incentive awards and cash payments in order to meet our objectives. Our mix of compensation elements is designed to help us recruit and retain talent, reward recent results and motivate long-term performance. We also seek to balance compensation elements that are based on financial and operational measures as well as the performance of the Company's common stock. Our goal is to motivate our named executive officers to deliver superior long-term performance and to retain their services with the Company on a cost-effective basis.
The table below shows the total compensation mix for our CEO and other NEOs, based on target awards for 2015. Our mix is aligned to the mix paid by companies in our peer benchmarking group. As shown in the table, a substantial majority of pay for our NEOs is “at risk” based on individual and company performance. As a result of our Bankruptcy Filing and delisting of our common stock, we anticipate that the future value of long-term stock-based compensation awarded to named executive officers in 2015 and prior years will be minimal or no value.

	Base Salary	Annual Incentive	Long-term Incentive
CEO Total Direct Compensation	27%	27%	46%
Other NEO Total Direct Compensation	32%	22%	46%
Role of the Compensation Committee and Management

Our management, through our Chief Executive Officer, provides the Compensation Committee with recommendations regarding the annual incentive compensation of all named executive officers within the first 75 days of each year so the Compensation Committee can approve any payouts for the prior fiscal year or make changes to the annual incentive plan for the performance period beginning in the current fiscal year, which includes the performance goals and weightings for our named executive officers. The Compensation Committee believes that management's insight into our business as well as their experience in the airline industry combine to provide a valuable resource to the Compensation Committee with respect to our executive compensation arrangements. Management analyzes our overall operational performance, profitability and safety, using both financial and operational measures, to provide a basis for its recommendations regarding executive compensation. Management also reviews compensation levels of similarly situated peer companies. The Chief Executive Officer recommends the other NEOs' compensation based on review and performance. The Compensation Committee may request additional information and analysis and ultimately determines in its discretion whether to approve any recommended changes in compensation. These determinations are made by our Compensation Committee based on its own analysis and judgment and the recommendations of the Chief Executive Officer.

As part of its oversight of the Company's NEO compensation program, the Compensation Committee considers the impact of the Company's NEO compensation program and the incentives created by the compensation awards that it administers on the Company's risk profile. In addition, the Company reviews all of its compensation policies and procedures, including the incentives that they create and factors that may reduce the likelihood of excessive risk taking, to determine whether they present a significant risk to the Company. Based on this review, the Company has concluded that its compensation policies and procedures are not reasonably likely to have a material adverse effect on the Company.
Potential Impact on Compensation from Named Executive Officer Misconduct

If the Board determines that a NEO has engaged in fraudulent or intentional misconduct, the Board would take action to remedy the misconduct, prevent its recurrence, and impose such discipline on the wrongdoer as would be appropriate. Discipline would vary depending on the facts and circumstances, and may include, without limitation, (1) termination of employment, (2) initiation of an action for breach of fiduciary duty, and (3) if the misconduct resulted in a significant restatement of the Company's financial results, seeking reimbursement of any portion of performance-based or incentive compensation paid or awarded to the executive that is greater than would have been paid or awarded if calculated based on the restated financial results. These remedies would be in addition to, and not in lieu of, any actions imposed by law enforcement agencies, regulators or other authorities.
Consideration of Say-on-Pay Voting Results

The Compensation Committee considers the stockholder advisory vote on the compensation of the Company's named executive officers.  At our 2015 annual meeting, the holders of 87.7% of the shares represented and entitled to vote approved, on an advisory basis, the compensation paid to our named executive officers as disclosed in the Company's proxy statement for the 2015 Annual Meeting of Stockholders.  As a result, the Compensation Committee concluded that the Company's stockholders were supportive of the Company's named executive officer compensation philosophy, policies and programs and that the Company would continue such philosophy, policies and programs, updating them as necessary in response to changes in regulatory, governance and external market practice.
Impact of Tax Treatment on Compensation

In general, Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), limits the annual tax deduction for public companies to $1 million for compensation paid to each of a company's named executive officers. Qualifying performance-based compensation is not subject to the deduction limit if the Code requirements are met.
It is anticipated that compensation paid to our named executive officers under the 2007 Equity Incentive Plan ("2007 Plan") in 2015 from the vesting of performance shares will qualify for the performance-based compensation exemption from Section 162(m). One of our named executive officers, Bryan K. Bedford was paid compensation covered by Section 162(m) in excess of $1 million for 2015. While we intend to seek to take advantage of favorable tax treatment for executive compensation where appropriate, the primary drivers for determining the amount and form of executive compensation are the retention and motivation of superior executive talent, rather than tax-based considerations.
Equity Grant Practices

Stock option, restricted stock, restricted stock unit or performance share grants are made by the Compensation Committee at the times needed to meet appropriate deadlines for compensation-related decisions. Our consistent practice is that the exercise price for every stock option is the closing price on The NASDAQ Global Select Market on the date of grant. The exercise price of options is not less than the fair market value of the shares on the date of grant.

Peer Benchmarking

Periodically, the Compensation Committee reviews and analyzes total direct compensation for NEOs. In analyzing the named executive officers' compensation for 2015, the Compensation Committee reviewed the total direct compensation for executives against a peer group consisting of Matson, Inc., Arkansas Best Corp., Atlas Air, Celadon Group Inc., Covenant Transportation, Hub Group, Inc., Knight Transportation, Marten Transport, Old Domnion Freight Line, Saia Inc., Skywest Inc., and Werner Enterprises. The Compensation Committee also periodically reviews benchmarking information on annual incentives, equity-based incentives, benefits, and perquisites.
Elements of Compensation

The following table summarizes the primary elements and objectives of our compensation program for NEOs:

Type	Component	Objective
Fixed	Base salary	Provide reasonable and market-competitive fixed pay reflective of an executive’s role, responsibilities and individual performance
	Benefits and perquisites	Provide market competitive benefits and perquisites that reflect airline industry and best practices

Performance-based	Annual Cash Incentive	Drive achievement of annual corporate goals, financial and operating performance that is consistent with pre-established performance criteria
Performance Shares
•
  Alignment to shareholder interests through stock ownership
•
  Focus on drivers of long-term value creation
•
  Realized value tied to stock price appreciation
• Attraction and retention of executive talent

Stock Options
Restricted Shares/Units
Base Salary.  We pay our named executive officers a base salary in order to remain competitive in the market. As of December 31, 2015, the Company's salary levels for Messrs. Bedford, Allman, Arnell, Blank and Koscal were $475,000, $260,000, $250,000, $225,000 and $230,000, respectively. The Company's salary levels for Messrs. Dooley and Heller were $275,000 and $350,000, respectively, prior to their departure effective September 1, 2015 and March 13, 2015, respectively. The base salary levels are intended to be consistent with competitive pay practices and level of responsibility, with salary increases reflecting competitive trends, the overall financial performance and resources of the Company, the Company's operational performance, general economic conditions, as well as a number of factors relating to the particular individual, including the performance of the individual executive, level of experience, ability and knowledge of the job. On an annual basis, the Compensation Committee may decide to increase the base salary of the Chief Executive Officer and the Chief Executive Officer may decide to increase the base salary for any one or more of the other NEOs.
Annual Incentive Awards.  In order to provide incentives for annual performance, we believe that a substantial portion of each named executive officer's compensation should be in the form of a performance-driven, annual “at risk” incentive. Our employment arrangements with the named executive officers provide for a target annual incentive opportunity. The amount of the actual annual incentive for any year may be more or less than the target amount, but not more than a certain percentage of the executive's salary for the year, and is determined, in its sole discretion, by the Compensation Committee based upon certain performance measures which are communicated to the executive in advance. For 2015, Mr. Bedford's target annual incentive opportunity was 100% of base salary with a maximum opportunity of 200%, and Mr. Allman's target annual incentive opportunity was 75% of base salary, with a maximum opportunity of 150%. Mr. Arnell's target annual incentive opportunity was 65% of base salary with a maximum opportunity of 130% and each of Messrs. Blank's and Koscal's target annual incentive opportunity was 60% of base salary with a maximum opportunity of 120%. Prior to their departure effective September 1, 2015 and March 13, 2015, respectively, Mr. Dooley’s target annual incentive opportunity for 2015 was 75% of base salary with a maximum opportunity of 150%, and Mr. Heller’s target annual incentive opportunity for 2015 was 90% of base salary with a maximum opportunity of 180%.

Annual incentives are intended to motivate and reward executives for achieving specific Company goals. The Compensation Committee aligns NEO compensation with the achievement of the Company's strategic plan by approving a target performance level for each financial and operational goal that is consistent with the annual strategic goals. Annual incentive goals are established at the beginning of each year and may include financial goals, such as operating revenues, pre-tax profit, pre-tax margin, net income, the cost per available seat mile excluding fuel, and operational data, including the number of aircraft at year end, the number of departures, the on-time departure and arrival performance, the flight completion factor, the number of block hours, which are hours from the departure gate to the arrival gate for our aircraft, and the number of additions to our fleet of aircraft. The actual annual incentive awards earned are determined at the end of each year based on the Compensation Committee's assessment of the actual performance levels achieved for each goal.
The 2015 annual incentive awards were based on the following performance goals and weightings:

Weight	Performance Goal	Performance Metric
49%	Financial Performance	Pre-tax Income (50%)
CASM Ex-Fuel (25%)
Average 4th Quarter Share Price (25%)

15%	Operational Performance	Controllable Completion Factor (50%)
On-time Departure (25%)
On-time Arrival (25%)

11%	People & Culture	Employee Commitment Index (100%)

25%	Individual Performance	Key strategic goals (100%)

Long-Term Incentive Awards.  The information provided below provides a description of our historical long-term incentive compensation practices before our Bankruptcy Filing in February 2016 and not the period following such filing.
The Compensation Committee believes that our best interests will be advanced by enabling our named executive officers, who are responsible for our management, growth and success, to receive compensation in the form of long-term incentive awards which generally increase in value in conjunction with an increase in the value of our common stock. By this approach, the best interests of stockholders, executives and employees will be closely aligned. We believe that these awards will provide our named executive officers with an incentive to remain in their positions with us.
Severance Arrangements.  The Compensation Committee and our Board determined that it was in our best interests to provide severance arrangements to our named executive officers based on such individual's position with us. Accordingly, the employment agreements with the applicable named executive officers, have terms and conditions intended to provide certain payments and benefits upon an involuntary termination of the named executive officer's employment, or the occurrence of certain other circumstances that may affect the named executive officer, including the executive officer's termination of employment following a change in control of the Company.
The selection of the measures used to determine the amounts payable upon the happening of certain events, as well as the selection of the types of events which trigger severance payments, represent the determination by the Compensation Committee and our Board of Directors regarding the best position for us to be in should any such event occur in light of the objectives which have been established for our NEO compensation program. The severance arrangement structure also benefits us by virtue of the confidential information, non-competition and non-solicitation provisions, which inure to our benefit in the event an eligible executive severs employment with us. See “Termination of Employment and Change-in-Control Agreements” below for a description of the severance and non-compete provisions of the employment agreements of our named executive officers.
Fringe Benefits.  Our named executive officers are eligible to participate in 401(k), disability, medical and group insurance plans generally available to all our employees. The Company does not provide any special benefits or perks to any of its NEOs.

Stock Ownership Guidelines

In 2010, the Company adopted stock ownership guidelines for NEOs. Under the guidelines, our Chief Executive Officer is expected to hold Company stock having a value of at least three times annual base salary and executive vice presidents are expected to hold Company stock having a value of at least one times annual base salary. The guidelines are expected to be reached within three years of implementation, or within three years for new or newly promoted executive vice presidents. Mr. Bedford currently meets the guidelines, and Mr. Heller and Mr. Dooley met the guidelines prior to their departure. Messrs. Allman, Arnell, Blank and Koscal are not required to comply with these guidelines based on their titles. Our independent directors are encouraged to beneficially own Company stock having a value of at least three times the independent directors' annual retainer, to be reached within three years of implementation of the stock ownership guidelines, or within three years of election to the board for new directors. Messrs. Lawrence Cohen, Neal Cohen, Lambert, and Plaumann currently meet the guidelines. Messrs. Garton and Colin have until 2017 to comply with the guidelines. Due to our Bankruptcy Filing in February 2016, the Compensation Committee has suspended compliance with these guidelines.
Determining Compensation for the Named Executive Officers in 2015

Base Salary
In determining the amount of base salary of our named executive officers for 2015, the Compensation Committee considered competitive trends, our overall financial performance and resources, our operational performance, general economic conditions, the compensation level of similarly situated executives at our peer companies, and a number of factors relating to the executive, including the performance of the executive, the level of his experience and ability, and his knowledge of his job. Mr. Bedford and Mr. Arnell did not receive base salary increases in 2015. Mr. Allman and Mr. Koscal received increases in November 2015 to reflect their increased scope of responsibilities. Mr. Allman’s base salary increased from $200,000 to $260,000 and Mr. Koscal’s increased from $200,000 to $230,000. Mr. Blank also received an increase in his base salary in November 2015, from $220,375 to $225,000.

2015 Annual Incentive Awards
The chart below shows the financial and operational performance measures for the Company's executive officers for the 2015 annual incentive awards and actual performance for each measure in 2015.

Performance Measure	Performance Levels		2015 Actual Performance	% of Target Award Earned
Pre-tax Income (weighted 24.5%) (1)	Threshold	$95 million	($25.6) million	—%
	Target	$110 million
	Maximum	$120 million

Q4 Average Share Price (weighted 12.25%)	Threshold	$14.00	4.95	—%
	Target	$14.75
	Maximum	$15.50

CASM, ex-fuel (ex-items) (weighted 12.25%)	Threshold	8.55¢	9.70¢	—%
	Target	8.45¢
	Maximum	8.35¢

Controllable Completion Factor (weighted 7.5%)	Threshold	99.2%	98.40%	—%
	Target	99.3%
	Maximum	99.4%

On-time Departure (weighted 3.25%)	Threshold	65.0%	65.37%	2.21%
	Target	67.0%
	Maximum	69.0%

On-time Arrival (weighted 3.25%)	Threshold	73.0%	77.00%	7.50%
	Target	75.0%
	Maximum	77.0%

Employee Commitment Index (weighted 11%)	Threshold	2.8	2.9	8.44%
	Target	3.0
	Maximum	3.2
Total				18.15%
(1) For determining bonus amounts, Pre-tax Income was adjusted to primarily exclude the impairment of assets.
NEOs were also eligible to receive a portion of their annual incentive awards based on achievement of key individual strategic goals, which were weighted 25% for 2015. The individual goals of each executive included departmental objectives which supported the Company’s overall goals for 2015 to: 1) renew focus on our guiding principles and employee culture, 2) invest in industry leading technology solutions that allow us to operate more efficiently and improve employee quality of life, 3) reach a new collective bargaining agreement with our pilots, 4) secure efficient aircraft financing for new E175 aircraft, and 5) effectively manage our fleet transitions. The annual incentive awards for the NEOs under the 2015 Incentive Plan were earned by them and awarded by the Board, and that payment to the NEOs of amounts under the 2015 Incentive Plan is deferred until the completion of a successful restructuring.

2015 Long-Term Incentive Awards

As stated above, the information provided below does not take into account the impact of the Bankruptcy Filing and delisting. While the Company cannot predict what the ultimate value of any of its equity-based incentive awards may be, in most cases under Chapter 11 participants in equity-based compensation plans receive little or no recovery of value. In addition, due to its Bankruptcy Filing, the Company does not plan to continue to distribute shares to recipients under any outstanding equity-based awards.

The Compensation Committee approved long-term incentive awards for NEOs on November 13, 2015, including restricted stock units and performance shares. Performance shares are contractual rights to receive shares of our common stock based on achievement of defined performance criteria. They are designed to reward our NEOs when they achieve key goals that contribute to the creation of stockholder value over the long-term, which are approved by the Compensation Committee. The actual number of performance shares ultimately distributed to the named executive officers is based on actual achievement against the pre-established goals and can range from 0% to 200% of the performance shares originally granted. The granting of performance shares allow us to better manage our annual dilution from equity grants and strengthen the tie between equity-based compensation and long-term stockholder value.

The 2015 awards of restricted stock units vest in equal annual installments over three years beginning on November 13, 2016. The 2015 awards of performance shares provide that the number of shares earned over are based on the achievement of performance measures:

Performance Measure	Weight	Measurement
Successful out of court restructuring of the airline	70%	Board determination of successful out of court restructuring of the airline

Redploy all idled EJET aircraft to revenue service	30%	Measure of idle aircraft at every quarter end beginning September 30, 2016.

Bryan K. Bedford
Cash Compensation.  Mr. Bedford received total cash compensation for his services to us in 2015 in the amount of $475,000. Mr. Bedford earned and was awarded by the Board an annual incentive award for 2015 but deferred the amount until the completion of a successful restructuring.
Long-Term Incentive Awards. On November 13, 2015, the Compensation Committee granted to Mr. Bedford 88,620 restricted stock units. The restricted stock units will vest and settle in equal annual installments over three years beginning on November 13, 2016. Also, on November 13, 2015, the Compensation Committee granted to Mr. Bedford 88,619 performance shares that will vest based on achievement of the performance metrics defined above.
Employment Agreement.  Pursuant to his employment agreement, the term of Mr. Bedford's employment with the Company shall continue until May 31, 2018. Mr. Bedford is entitled to receive a base salary of $475,000. In addition to the base salary, Mr. Bedford has an annual bonus opportunity target equal to 100% of his salary for the year. The amount of the annual bonus may be more or less than the target amount, but not more than 200% of Mr. Bedford's salary for the year, and is determined, in its sole discretion, by the Compensation Committee based upon certain performance measures which are determined by the Board of Directors. The term of the employment agreement automatically renews for successive one year periods unless either we or Mr. Bedford give notice to terminate the employment agreement no later than 90 days prior to the end of the then current term of the employment agreement.

Joseph P. Allman
Cash Compensation. Mr. Allman received total cash compensation for his services to us in 2015 in the amount of $223,077. Mr. Allman earned and was awarded by the Board an annual incentive award for 2015 but deferred the amount until the completion of a successful restructuring.
Long-Term Incentive Awards. On November 13, 2015, the Compensation Committee granted to Mr. Allman 38,806 restricted stock units. The restricted stock units will vest and settle in equal annual installments over three years beginning on November 13, 2016. Also, on November 13, 2015, the Compensation Committee granted to Mr. Allman 38,806 performance shares that will vest based on achievement of the performance metrics defined above.
Employment Agreement. Pursuant to his employment agreement, the term of Mr. Allman's employment with the Company shall continue until November 30, 2018. Mr. Allman is entitled to receive a base salary of $260,000. In addition to the base salary, Mr. Allman has an annual bonus opportunity target equal to 75% of his salary for the year. The amount of the annual bonus may be more or less than the target amount, but not more than 150% of Mr. Allman's salary for the year, and is determined, in its sole discretion, by the Compensation Committee based upon certain performance measures which are determined by the Board of Directors. The term of the employment agreement automatically renews for successive one year periods unless either we or Mr. Allman give notice to terminate the employment agreement no later than 90 days prior to the end of the then current term of the employment agreement.
Lars-Erik Arnell
Cash Compensation. Mr. Arnell received total cash compensation for his services to us in 2015 in the amount of $250,000. Mr. Arnell earned and was awarded by the Board an annual incentive award for 2015 but deferred the amount until the completion of a successful restructuring.
Long-Term Incentive Awards. On November 13, 2015, the Compensation Committee granted to Mr. Arnell 37,314 restricted stock units. The restricted stock units will vest and settle in equal annual installments over three years beginning on November 13, 2016. Also, on November 13, 2015, the Compensation Committee granted to Mr. Arnell 37,313 performance shares that will vest based on achievement of the performance metrics defined above.
Employment Agreement. Pursuant to his employment agreement, the term of Mr. Arnell's employment with the Company shall continue until May 31, 2017. As part of this agreement and effective November 1, 2013, Mr. Arnell's salary was adjusted to $250,000. In addition to the base salary, Mr. Arnell has an annual bonus opportunity target equal to 65% of his salary for the year. The amount of the annual bonus may be more or less than the target amount, but not more than 130% of Mr. Arnell's salary for the year, and is determined, in its sole discretion, by the Compensation Committee based upon certain performance measures which are determined by the Board of Directors. The term of the employment agreement automatically renews for successive one year periods unless either we or Mr. Arnell give notice to terminate the employment agreement no later than 90 days prior to the end of the then current term of the employment agreement.
Ethan J. Blank
Cash Compensation. Mr. Blank received total cash compensation for his services to us in 2015 in the amount of $220,082. Mr. Blank earned and was awarded by the Board an annual incentive award for 2015 but deferred the amount until the completion of a successful restructuring.
Long-Term Incentive Awards. On November 13, 2015, the Compensation Committee granted to Mr. Blank 29,985 restricted stock units. The restricted stock units will vest and settle in equal annual installments over three years beginning on November 13, 2016. Also, on November 13, 2015, the Compensation Committee granted to Mr. Blank 29,984 performance shares that will vest based on achievement of the performance metrics defined above.
Employment Arrangement.  Pursuant to his employment agreement, the term of Mr. Blank's employment with the Company shall continue until November 30, 2017. Mr. Blank is entitled to receive a base salary of $225,000. In addition to the base salary, Mr. Blank has an annual bonus opportunity target equal to 60% of his salary for the year. The amount of the annual bonus may be more or less than the target amount, but not more than 120% of Mr. Blank's salary for the year, and is determined, in its sole discretion, by the Compensation Committee based upon certain performance measures which are determined by the Board of Directors. The term of the employment agreement automatically renews for successive one year periods unless either we or Mr.

Blank give notice to terminate the employment agreement no later than 90 days prior to the end of the then current term of the employment agreement.
Matthew J. Koscal
Cash Compensation. Mr. Koscal received total cash compensation for his services to us in 2015 in the amount of $203,462. Mr. Koscal earned and was awarded by the Board an annual incentive award for 2015 but deferred the amount until the completion of a successful restructuring.
Long-Term Incentive Awards. On November 13, 2015, the Compensation Committee granted to Mr. Koscal 34,329 restricted stock units. The restricted stock units will vest and settle in equal annual installments over three years beginning on November 13, 2016. Also, on November 13, 2015, the Compensation Committee granted to Mr. Koscal 34,328 performance shares that will vest based on achievement of the performance metrics defined above.
Employment Arrangement.  Pursuant to his employment agreement, the term of Mr. Koscal's employment with the Company shall continue until November 30, 2018. Mr. Koscal is entitled to receive a base salary of $230,000. In addition to the base salary, Mr. Koscal has an annual bonus opportunity target equal to 60% of his salary for the year. The amount of the annual bonus may be more or less than the target amount, but not more than 120% of Mr. Koscal's salary for the year, and is determined, in its sole discretion, by the Compensation Committee based upon certain performance measures which are determined by the Board of Directors. The term of the employment agreement automatically renews for successive one year periods unless either we or Mr. Koscal give notice to terminate the employment agreement no later than 90 days prior to the end of the then current term of the employment agreement.
Timothy P. Dooley
Cash Compensation. Mr. Dooley who resigned as the Company's Executive Vice President and Chief Financial Officer effective as of September 1, 2015, received total cash compensation for his services to us in 2015 in the amount of $188,798. Mr. Dooley did not receive an annual incentive award for 2015.
Long-Term Incentive Awards. Mr. Dooley was not granted any long-term incentive awards during the year ended December 31, 2015.
Employment Agreement. Pursuant to his employment agreement, Mr. Dooley’s employment with the Company was to continue until June 30, 2015. As part of this agreement and effective November 1, 2013, Mr. Dooley's salary was adjusted to $275,000. In addition to the base salary, Mr. Dooley had an annual bonus opportunity target equal to 75% of his salary for the year. The amount of the annual bonus could have been more or less than the target amount, but not more than 150% of Mr. Dooley's salary for the year, and was determined, in its sole discretion, by the Compensation Committee based upon certain performance measures which are determined by the Board of Directors. The term of the employment agreement automatically renewed for successive one year periods unless either we or Mr. Dooley gave notice to terminate the employment agreement no later than 30 days prior to the end of the then current term of the employment agreement.
Separation Agreement. On August 5, 2015, the Company announced Mr. Dooley's resignation effective September 1, 2015. Upon termination of Mr. Dooley's services, the Company was to provide Mr. Dooley a severance benefit of a cash payment of $481,525 on March 1, 2016. Mr. Dooley executed customary releases of claims he may have against the Company and agreed (i) generally not to directly or indirectly compete with the Company for a period of twelve months, (ii) not to solicit the Company’s employees for a twelve-month period, and (iii) not to disclose the Company’s confidential information and trade secrets.

Wayne C. Heller
Cash Compensation.  Mr. Heller who retired as the Company's Executive Vice President and Chief Operating Officer effective as of March 13, 2015, received total cash compensation for his services to us in 2015 in the amount of $80,769. Mr. Heller did not receive an annual incentive award for 2015.
Long-Term Incentive Awards.  Mr. Heller was not granted any long-term incentive awards during the year ended December 31, 2015.
Employment Agreement.  Pursuant to his employment agreement, the term of Mr. Heller's employment with the Company was to continue until May 31, 2017. As part of this agreement and effective May 31, 2014, Mr. Heller's salary was adjusted to $350,000. In addition to the base salary, Mr. Heller had an annual bonus opportunity target equal to 90% of his salary for the year. The amount of the annual bonus could have been more or less than the target amount, but not more than 180% of Mr. Heller's salary for the year, and was determined, in its sole discretion, by the Compensation Committee based upon certain performance measures which were determined by the Board of Directors. The term of the employment agreement automatically renewed for successive one year periods unless either we or Mr. Heller gave notice to terminate the employment agreement no later than 90 days prior to the end of the then current term of the employment agreement.
Separation Agreement. On March 9, 2015, the Company announced Mr. Heller’s retirement. In connection with his retirement, on March 9, 2015 the Company and Mr. Heller entered into an Employment Transition and Separation Agreement, which supersedes Mr. Heller’s Fourth Amended and Restated Employment Agreement. Under the Employment Transition and Separation Agreement, Mr. Heller’s term of employment continued until March 13, 2015 (the “Separation Date”) and Mr. Heller was paid a bonus for the 2014 year of $512,190. Following the Separation Date, the Company is obligated to make cash payments to Mr. Heller equal to two times his base salary plus two times his 2014 bonus, to be paid in twelve equal monthly installments. All outstanding unvested options, restricted stock and restricted stock units of the Company that would have vested in accordance with their respective terms prior to the first anniversary of the Separation Date vested immediately upon his separation, and such options remained exercisable for a period of thirty days following the Separation Date. At the time a payout would otherwise have been due, Mr. Heller will also be entitled to receive a pro-rata portion of any performance shares held as of the Separation Date (based on the number of days employed during the applicable performance period) that would have been earned based on the Company's actual performance had he been employed by the Company on the date required to earn such shares. In addition, during Mr. Heller’s lifetime, the Company will provide travel benefits in the amount of $15,000 annually and will reimburse Mr. Heller $2,500, subject to an annual upward inflation adjustment, each month for medical insurance. Pursuant to the Employment Transition and Separation Agreement, Mr. Heller executed customary releases of claims he may have against the Company and agreed (i) generally not to directly or indirectly compete with the Company for a period of twelve months, (ii) not to solicit the Company’s employees for a twelve-month period, and (iii) not to disclose the Company’s confidential information and trade secrets.
Future Periods

The foregoing discussion describes the compensation objectives and policies which we utilized with respect to our named executive officers during 2015. In the future, as the Compensation Committee continues to review each element of the NEO compensation program with respect to our named executive officers, the objectives of our executive compensation program, as well as the methods which the Compensation Committee utilizes to determine both the types and amounts of compensation to award to our named executive officers, may change.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (the “CD&A”) for the year ended December 31, 2015. In reliance on the reviews and discussions with management, the Compensation Committee recommended to the Board of Directors, and the Board has approved, that the CD&A be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for filing with the SEC.
By the Compensation Committee of the Board of Directors:
Mark L. Plaumann, Chair
Lawrence J. Cohen
Douglas J. Lambert

Compensation Committee Interlocks and Insider Participation

During 2015, the Compensation Committee consisted of Mark L. Plaumann, Lawrence J. Cohen and Douglas J. Lambert. They are independent directors, and none of them are present or past employees or officers of the Company or any of our subsidiaries. No member of the Compensation Committee has had any relationship with us requiring disclosure under Item 404 of Regulation S-K and none of the relationships described in Item 407(e)(4)(iii) of Regulation S-K existed during 2015.

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2015

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (1)	Non-Equity Incentive Plan Compensation ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Bryan K. Bedford President and Chief Executive Officer	2015 (2)	$475,000	$—	$—	$831,085	$—	$12,031	$1,318,116
	2014	$463,462	$415,000	$772,350	$966,516	$147,098	$10,076	$2,774,502
	2013	$450,000	$—	$765,000	$617,342	$73,208	$24,090	$1,929,640
Joseph P. Allman Senior Vice President and Chief Financial Officer	2015(2)	$223,077	$—	$—	$363,928	$—	$4,715	$591,720
Lars-Erik Arnell Senior Vice President of Corporate Development	2015(2)	$250,000	$—	$—	$349,931	$—	$5,761	$605,692
	2014	$250,000	$130,000	$288,600	$402,715	$61,291	$6,657	$1,139,263
	2013	$228,462	$—	$255,938	$329,249	$39,044	$13,416	$866,109
Ethan J. Blank Vice President and General Counsel	2015(2)	$220,082	$—	$—	$281,199	$—	$5,165	$506,446
	2014	$214,038	$160,000	$190,920	$306,063	$46,581	$5,037	$922,639
	2013	$208,461	$—	$189,000	$164,624	$19,522	$4,542	$586,149
Matthew J. Koscal Vice President, Human Resources	2015(2)	$203,462	$—	$—	$321,937	$—	$677	$526,076
Timothy P. Dooley Former Executive Vice President and Chief Financial Officer	2015(4)	$188,798	$—	$—	$—	$—	$487,921	$676,719
	2014	$273,942	$175,000	$335,363	$483,258	$73,549	$10,401	$1,351,513
	2013	$253,461	$—	$276,250	$329,249	$39,044	$19,745	$917,749
Wayne C. Heller Former Executive Vice President and Chief Operating Officer	2015(5)	$80,769	$—	$—	$—	$—	$1,334,912	$1,415,681
	2014	$338,462	$130,000	$512,190	$612,127	$93,162	$10,737	$1,696,678
	2013	$303,462	$—	$382,500	$411,561	$48,805	$21,367	$1,167,695

(1) All of the salaries, bonuses and non-equity incentive plan compensation for the named executive officers for 2015, 2014 and 2013 were paid in cash.

(2)
“Option Awards” and “Stock Awards” represent the aggregate fair value of the award computed in accordance with Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") Topic 718 ("ASC Topic 718"), on the applicable grant date or, if earlier, the service inception date. The fair value of each option award was estimated using a Black-Scholes option pricing model that used the following assumptions: expected volatility from 38% and 65%, expected term four to five years, a risk free interest rate of 1.67% to 1.70% and a dividend yield of zero. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The target value of "2015 Performance Shares" for Mr. Bedford, Mr. Allman, Mr. Arnell, Mr. Blank and Mr. Koscal are: $415,540, $181,963, $174,963, $140,597 and $160,966, respectively, see "Grants of 2015 Plan-Based Awards". See Note 13 to our financial statements in this Form 10-K for additional information regarding equity grants. Also, as a result of the Bankruptcy Filing and delisting of our common stock, we anticipate that these awards will have minimal or no value, and the Company does not plan to continue to distribute shares to recipients under any outstanding equity-based awards.

(3)
“All Other Compensation” reflects compensation paid by us to our named executive officers as 401(k) matching contributions and travel benefits. Messrs. Bedford, Allman, Arnell, Blank and Koscal "All Other Compensation" includes cash payments made pursuant to Company policy due to an imposed reduction of their 401(k) matching contribution as a result of ERISA required non-discrimination testing. Also, included in “All Other Compensation” are amounts paid to Mr. Heller and amounts for which payment is due for Mr. Dooley pursuant to an arrangement in connection with Messrs. Dooley’s and Heller’s terminations.

(4)	Mr. Dooley resigned as Executive Vice President and Chief Financial Officer effective September 1, 2015.

(5)	Mr. Heller retired as Executive Vice President and Chief Operating Officer effective March 13, 2015.

GRANTS OF 2015 PLAN-BASED AWARDS

			Estimated Future Payouts Under Non-Equity			Estimated Future Payouts Under Equity			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Grant Date Fair Value of Stock and Option Awards ($/Sh) (5)
			Incentive Plan Awards			Incentive Plan Awards(1)
Name	Grant Date (1)		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)(4)	Target (#)(4)	Maximum (#)(4)
Bryan K. Bedford		[2]	237,500	475,000	950,000	—	—	—	—	—	—
	11/13/2015	[3]	—	—	—	—	—	—	88,620	—	415,545
	11/13/2015	[4]	—	—	—	22,155	88,619	177,238	—	—	415,540
Joseph P. Allman		[2]	97,500	195,000	390,000	—	—	—	—	—	—
	11/13/2015	[3]	—	—	—	—	—	—	38,806	—	181,964
	11/13/2015	[4]	—	—	—	9,702	38,806	77,612	—	—	181,964
Lars-Erik Arnell		[2]	81,250	162,500	325,000	—	—	—	—	—	—
	11/13/2015	[3]	—	—	—	—	—	—	37,314	—	174,968
	11/13/2015	[4]	—	—	—	9,329	37,313	74,626	—	—	174,963
Ethan J. Blank		[2]	67,500	135,000	270,000	—	—	—	—	—	—
	11/13/2015	[3]	—	—	—	—	—	—	29,985	—	140,602
	11/13/2015	[4]	—	—	—	7,496	29,984	59,968	—	—	140,597
Matthew J. Koscal		[2]	69,000	138,000	276,000	—	—	—	—	—	—
	11/13/2015	[3]	—	—	—	—	—	—	34,329	—	160,971
	11/13/2015	[4]	—	—	—	8,582	34,328	68,656	—	—	160,966
Timothy P. Dooley (6)
Wayne C. Heller (6)

(1)	As a result of the Bankruptcy Filing and delisting of our common stock, we anticipate that these awards will have minimal or no value, and the Company does not plan to continue to distribute shares to recipients under any outstanding equity-based awards.

(2)
Represents 2015 award opportunities granted under the Company's Annual Incentive Program. The annual incentive awards for the NEOs under the 2015 Incentive Plan were earned by them and awarded by the Board, and that payment to the NEOs of amounts under the 2015 Incentive Plan is deferred until the completion of a successful restructuring.

(3)
Represents a restricted stock unit award granted pursuant to the Company's 2007 Equity Incentive Plan. This award is scheduled to vest in one-third increments on November 13, 2016, November 13, 2017 and November 13, 2018.

(4)
Represents threshold, target and maximum award opportunities for the 2015 performance share awards. Settlement of this award will depend on if the Company has completed a successful out of court restructuring and the Company’s measure of idle aircraft at every quarter end beginning September 30, 2016.

(5)
“Option Awards” and “Stock Awards” represent the aggregate fair value of the award computed in accordance with ASC Topic 718, on the applicable grant date or, if earlier, the service inception date. The fair value of each option award was estimated using a Black-Scholes option pricing model that used the following assumptions: expected volatility from 38% and 65%, expected term four to five years, a risk free interest rate of 1.67% to 1.70% and a dividend yield of zero. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance that the value realized by an executive will be at or near the value estimated by the Black-Scholes model.

(6)	Due to their departure effective September 1, 2015 and March 13, 2015, respectively, Mssrs. Dooley and Heller were not awarded equity grants in 2015.

OUTSTANDING EQUITY AWARDS AT 2015 FISCAL YEAR-END

	Option Awards(1)					Stock Awards(1)
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Stock Award Grant Date (3)	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($) (2)
Bryan K. Bedford	2/20/2007	220,000	—	$18.59	2/20/2017		—	—
	9/04/2007	200,000	—	$19.12	9/4/2017		—	—
	12/9/2008	212,000	—	$12.70	12/6/2018		—	—
	11/2/2010	60,000	—	$9.25	10/30/2020		—	—
	3/30/2012	12,500	—	$4.94	3/30/2022		—	—
	3/11/2013	10,000	5,000	$10.29	3/11/2023	3/11/2013	35,000	$137,550
	6/6/2014	10,000	20,000	$10.74	6/6/2024	6/6/2014	70,000	$275,100
						11/13/2015	177,239	$696,549

Joseph P. Allman	9/4/2007	25,000	—	$19.12	9/4/2017
	12/9/2008	18,300	—	$12.70	12/6/2018
	3/11/2013	—	1,666	$10.29	3/11/2023	3/11/2013	11,666	45,847
	6/6/2014	3,000	6,000	$10.74	6/6/2024	6/6/2014	20,666	81,217
						11/13/2015	77,612	305,015

Lars-Erik Arnell	11/29/2005	20,000	—	$14.24	11/27/2015		—	—
	9/4/2007	75,000	—	$19.12	9/1/2017		—	—
	12/9/2008	56,000	—	$12.70	12/7/2018		—	—
	3/11/2013	2,666	2,667	$10.29	3/11/2023	3/11/2013	18,666	$73,357
	6/6/2014	4,167	8,333	$10.74	6/6/2024	6/6/2014	29,166	$114,622
						11/13/2015	74,627	$293,284

Ethan Blank	3/11/2013	2,667	2,666	$10.29	3/11/2023	3/11/2013	9,332	$36,675
	6/6/2014	3,167	6,333	$10.74	6/6/2024	6/6/2014	22,166	$87,112
						11/13/2015	59,969	$235,678

Matthew J. Koscal	4/1/2014(2)	4,000	12,000	$10.74	4/1/2024	4/1/2014(2)	12,000	$47,160
						11/13/2015	68,657	$269,822

Timothy P. Dooley	3/11/2013	—	—	$10.29	3/11/2023	3/11/2013	8,040	$31,597
	6/6/2014	—	—	$10.74	6/6/2024	6/6/2014	5,000	$19,650

Wayne C. Heller	3/11/2013	—	—	$10.29	3/11/2023	3/11/2013	10,050	$39,497

(1)
On February 25, 2016 the Company and certain of its wholly-owned direct and indirect subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. In accordance with this filing the Company discontinued the vesting of any further shares as of February 25, 2016. These shares are still deemed to be outstanding in the table above but are currently not vesting per their original schedule.

(2)
Except for the April 1, 2014 grant for Mr. Koscal, which vests in equal annual installments over four years beginning with the first anniversary on the date of the grant, options, restricted stock awards and restricted stock units vest in equal annual installments over three years beginning with the first anniversary on the date of grant. Options, restricted stock awards, and restricted stock units will also generally vest upon a change in control of the Company or in the event the executive's employment is terminated other than for "cause" as defined in the executive's employment agreement.

(3)
The stock awards for all executives granted on March 11, 2013, June 6, 2014 and November 13, 2015, include performance shares. The 2013, 2014, and 2015 performance shares to executive officers provides that the number of shares are earned at the end of a three year period ending March 11, 2016 and June 6, 2017. The November 13, 2015 performance shares vest upon achievement of the measurement goals as described above.

OPTION EXERCISES AND STOCK VESTED IN FISCAL 2015

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Bryan K. Bedford	200,000	$1,753,640	112,708	$1,492,216
Joseph P. Allman	3,617	$19,559	34,064	$451,289
Timothy P. Dooley	51,667	$113,424	56,772	$751,523
Wayne C. Heller	169,041	$179,820	51,001	$670,443
Lars-Erik Arnell	4,750	$30,703	55,106	$733,597
Ethan J. Blank	3,333	$29,497	25,501	$331,475
Matthew J. Koscal	—	—	4,000	$55,000

TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS
The Compensation Committee and our Board determined that it was in our best interests to provide severance arrangements to our named executive officers based on such individual's position with us. Accordingly, the employment agreements with the applicable named executive officers have terms and conditions intended to provide certain payments and benefits upon an involuntary termination of the named executive officer's employment or the occurrence of certain other circumstances that may affect the named executive officer, including the executive's termination of employment following a change in control of the Company.

The below descriptions pertain to the employment arrangements that were operative as of the end of 2015 and that remain effective as of the date of this Form 10-K. The information provided below does not take into account the impact of the Bankruptcy Filing in February 2016. For a description of the benefits received by Mr. Heller as a part of his retirement effective March 13, 2015 and Mr. Dooley as part of his resignation effective September 1, 2015, see the "Separation Agreement" sections above.

Severance Compensation

Termination Upon Death, or by the Company for Disability
In the event of Messrs. Bedford, Allman, Arnell, Blank or Koscal’s death or in the event that we terminate the executive's employment agreement as a result of his inability, with reasonable accommodation, to perform the essential functions of his position by reason of physical or mental incapacity, for a consecutive period of 90 days or for a total period of 180 days in any 360-day period we are obligated to pay to Messrs. Bedford, Allman, Arnell, Blank or Koscal, or his estate, as the case may be, as severance compensation two times his base salary as then in effect plus two times his bonus paid for our last calendar year. The severance compensation would be paid in a lump sum by the end of the month following termination of the employment agreement, provided that we receive a release within 30 days following termination of the employment agreement signed by Messrs. Bedford, Allman, Arnell, Blank or Koscal, as the case may be (or his estate if applicable), that is no longer revocable. We have the right to satisfy our obligations to provide severance compensation by purchasing and maintaining one or more insurance policies payable to Messrs. Bedford, Allman, Arnell, Blank or Koscal or his designees or to us (with further payment to Messrs. Bedford, Allman, Arnell, Blank or Koscal or such designees) upon the executive's death or as a result of his disability. In addition to the severance compensation described above, Messrs. Bedford, Allman, Arnell, Blank or Koscal would also be entitled to a prorated portion of his target annual incentive award for the year in which termination occurs, through the effective date of such termination.

Occurrence of a Change in Control
In the event of a change of control, provided that within 18 months of such change of control the executive’s employment is terminated by us without cause or by the executive for good reason, we are obligated to pay as severance compensation to Messrs. Bedford, Allman, Arnell, Blank or Koscal, as the case may be, two times his base salary as then in effect plus two times his bonus paid for our last calendar year. The severance compensation is to be paid in a lump sum by the end of the month following a qualifying event. “Change of Control” means (i) any person or group of affiliated or associated persons acquires a majority or more of the voting power of the Company; (ii) the consummation of a sale of all or substantially all of the assets of the Company; (iii) the dissolution of the Company or (iv) the consummation of any merger, consolidation, or reorganization involving the Company in which, immediately after giving effect to such merger, consolidation or reorganization, less than a majority of the total voting power of outstanding stock of the surviving or resulting entity is then “beneficially owned” (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended) in the aggregate by the stockholders of the Company immediately prior to such merger, consolidation or reorganization. In addition to the severance compensation described above, Messrs. Bedford, Allman, Arnell, Blank or Koscal would also be entitled to a prorated portion of his target annual incentive award for the year in which termination occurs, through the effective date of such termination.
Termination by the Company for Cause
Messrs. Bedford, Allman, Arnell, Blank and Koscal's employment agreements are terminable by the Company in the event that cause for such termination exists. If the employment agreement is terminated by the Company for cause, the executive is not entitled to any compensation following the effective date of such termination, other than payment of his base salary through the effective date of termination.

Termination by the Company other than for Cause
If we terminate Messrs. Bedford, Allman, Arnell, Blank or Koscal's employment agreement or his employment other than for cause, we are obligated to pay the executive compensation as described above for termination upon death or by the Company for disability in 12 equal monthly installments following the termination.
Termination by Executive for Good Reason
If Messrs. Bedford, Allman, Arnell, Blank or Koscal terminates his employment agreement for good reason, we are obligated to pay as severance compensation two times the executive's base salary as then in effect plus two times his bonus paid for our last calendar year. The severance compensation would be paid in 12 equal monthly installments following termination. In addition to the severance compensation described above, Messrs. Bedford, Allman, Arnell, Blank or Koscal would also be entitled to a prorated portion of his target annual incentive award for the year in which termination occurs, through the effective date of such termination.
Failure to Renew
If Messrs. Bedford, Allman, Arnell, Blank or Koscal gives notice to terminate his employment at the end of the then-current term and an agreement regarding the terms of his continued employment following the end of the term is not reached, unless otherwise agreed by the Company in writing, Messrs. Bedford, Allman, Arnell, Blank or Koscal would continue to be employed and to provide services to the Company in the same manner as prior to the giving of such notice for an additional period of 90 days following the last day of the term. During this transition period, Messrs. Bedford, Allman, Arnell, Blank or Koscal would be entitled to continue to receive his base salary and to accrue a pro-rata portion of his target bonus and would continue to participate in the Company's benefit programs.
Upon the earlier of the termination of Messrs. Bedford, Allman, Arnell, Blank or Koscal’s employment upon completion of the transition period, or the termination of his employment by the Company during the transition period other than for cause, he would be entitled to receive as severance compensation an amount equal to one times his base salary to be paid in 12 equal monthly installments following the effective date of the termination and contingent on the executive executing a release of claims that is no longer revocable. In addition to the severance compensation described above, Messrs. Bedford, Allman, Arnell, Blank and Koscal would also be entitled to a prorated portion of his target annual incentive award for the year in which termination occurs, through the effective date of such termination.
Continuation of Medical and Travel Benefits
If we terminate Messrs. Bedford, Allman, Arnell, Blank or Koscal's employment for any reason then we will be obligated to pay to him $2,500 (in the case of Bedford, Allman, Blank and Koscal) or $1,667 (in the case of Arnell) each month for his lifetime (in the case of Bedford), 24 months (in the case of Allman, Blank and Koscal) and for 12 months (in the case of Arnell), subject to an annual upward inflation adjustment, for the cost of health insurance from a source other than the Company for himself, his spouse and his eligible dependents, provided that Messrs. Bedford, Allman, Arnell, Blank or Koscal, as the case may be, presents evidence of such insurance to the Company. The Company will begin the monthly payments to Messrs. Bedford, Allman, Arnell, Blank or Koscal 30 days after the termination of his employment and thereafter on the 15th day of each subsequent month during his lifetime.
If we terminate Messrs. Bedford, Allman, Arnell, Blank or Koscal's employment for any reason then during each year of Mr. Bedford's lifetime and a three year period for Mr. Allman, Arnell, Blank and Koscal, we will be obligated to provide Messrs. Bedford, Allman, Arnell, Blank or Koscal, as the case may be, with a Universal Air Travel Plan, Inc. (UATP) card in the amount of $20,000 (in the case of Mr. Bedford) and $10,000 (in the case of Mr. Allman, Arnell, Blank and Koscal) annually that he, his spouse and his dependents may use for travel. Messrs. Bedford, Allman, Arnell, Blank or Koscal will be responsible for any applicable taxes associated with such benefit. We will provide the UATP card within 30 days of the termination of Messrs. Bedford, Allman, Arnell, Blank or Koscal employment and thereafter each year on the anniversary of such date during Mr. Bedford's lifetime or three year period for Mr. Allman, Arnell, Blank or Koscal.

General Terms
Termination For Cause.  We have the right to immediately terminate Messrs. Bedford, Allman, Arnell, Blank or Koscal's employment for cause if he has (i) willfully or materially refused to perform a material part of his duties, (ii) materially breached his obligations in relation to confidential information, non-competition or non-solicitation, (iii) acted fraudulently or dishonestly in his relations with the Company, (iv) committed larceny, embezzlement, conversion or any other act involving the misappropriation of our funds or assets in the course of his employment, or (v) been indicted or convicted of any felony or other crime involving an act of moral turpitude. With respect to Messrs. Bedford, Allman, Arnell, Blank and Koscal we also have the right to immediately terminate their employment for willful or material failure to follow directions of the Board of Directors.
Termination For Good Reason.  Messrs. Bedford, Allman, Arnell, Blank or Koscal can terminate his employment for good reason upon 30 business days prior written notice and Good reason means that (i) we have materially diminished the duties and responsibilities of the executive with respect to the Company, (ii) we have relocated our principal offices more than 25 miles from Indianapolis to another location without the consent of the executive or (iii) we have materially breached the terms of the employment agreement.
Non-Competition.  Each of Messrs. Bedford, Allman, Arnell, Blank and Koscal agreed that without the prior written consent of our Board of Directors, during the term of the employment agreement and for a period of 12 months following the termination of his employment, he will not participate as an advisor, partner, joint venturer, investor, lender, consultant or in any other capacity in any business transaction (i) with respect to which he had a material personal involvement during the last 12 months of his employment or (ii) that could reasonably be expected to compete with our business or operations or proposed or contemplated business or transactions that are known by the executive as of the date of such termination and contemplated by us to proceed during the 12-month period following such termination. Messrs. Bedford and Arnell’s agreements contain additional restrictions, including that they will not compete with the Company during any period in which the Company is providing severance compensation.
Non-Solicitation.  Each of Messrs. Bedford, Allman, Arnell, Blank and Koscal agreed that during the term of the employment agreement and for a period of 12 months following the termination of the employment, he will not, without our prior written consent, directly or indirectly, employ or retain, or have or cause any other person or entity or retain any person who was employed by us while the executive was employed by us.
Confidentiality.  Each of Messrs. Bedford, Allman, Arnell, Blank and Koscal agreed that he will not disclose any confidential information or trade secrets concerning the Company and its affiliates, their personnel or operations other than in the ordinary course of business or in any way use such information in any manner which could adversely affect the business of the Company and its affiliates.
Effect on Stock Options, Restricted Stock, Restricted Stock Units and Performance Shares. The descriptions below detail the treatment of equity awarded to our named executive officers under different termination scenarios.
Messrs. Bedford, Allman, Arnell, Blank and Koscal

The respective employment agreements of Messrs. Bedford, Allman, Arnell, Blank and Koscal govern whether and how their equity awards would vest upon termination of their employment as set forth below.
After a change in control: If the executive’s employment is terminated by the Company other than for cause, or by the executive for good reason, in either case within 18 months after a change in control, then (i) all restricted stock, restricted stock units and outstanding options to purchase shares of the Company's common stock held by the executive on the effective date of termination that have not vested as of such date would vest immediately prior to the termination of employment and, with respect to options, would remain exercisable for a 30-day period thereafter, and (ii) the executive would receive, a pro-rata portion (based on the number of days during the applicable performance period on which the executive was employed) of the number of performance shares that would have been earned by the executive if the performance conditions related thereto were satisfied at the target level for such awards and the executive had been employed on the date required to earn such shares.

Upon death or disability, by the Company without cause, by the executive for good reason or by the executive at the end of his term of employment: If the executive’s employment is terminated upon his death or disability, by the Company without cause, by the executive for good reason or by the executive at the end of his term of employment (or by the Company without cause during the transition period after the term, as described above under the “Failure to Renew” section), then (i) restricted stock, restricted stock units and all outstanding unvested options to purchase shares of the Company's common stock, held by the executive on the effective date of termination that would have vested in accordance with their terms prior to the first anniversary of the effective date of the termination of employment would vest immediately following the termination of employment and, with respect to options, remain exercisable for a 30-day period thereafter, and (ii) the executive would receive, at the time when a payout with respect to any performance shares held by the executive on the effective date of termination would otherwise have been made, a pro-rata portion (based on the number of days during the applicable performance period on which the executive was employed) of the number of such performance shares that would have been earned by the executive in accordance with the terms thereof (including the satisfaction of the performance conditions related thereto based on the Company's actual performance) if the executive had been employed on the date required to earn such shares.

Termination for cause: In the event of a termination by the Company for cause, the executive would not be entitled to any special treatment with respect to equity awards.

Estimated Payouts on Termination of Employment.  The following table discloses the estimated payments and benefits that would be provided to each of Messrs. Bedford, Allman, Arnell, Blank and Koscal applying the assumptions that each of the triggering events described in their respective employment agreements took place on December 31, 2015 and their last day of employment was December 31, 2015. The amounts shown have not been reduced for the possibility that the benefits will not be paid in full as a result of our Bankruptcy Filing in February 2016.
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

Bryan K. Bedford

Executive Benefits and Payments Upon Termination	Company Terminates Without Cause	Change in Control	Termination by Executive for Good Reason	Death or Disability
Cash Severance	$950,000	$950,000	$950,000	$950,000
Acceleration of exercisability of options (1)	$—	$—	$—	$—
Acceleration of vesting of restricted shares (2)	$526,934	$837,719	$526,934	$526,934
Value of Medical Benefits (3)	$30,000	$30,000	$30,000	$30,000
Value of Travel Cards(4)	$20,000	$20,000	$20,000	$20,000

Joseph P. Allman

Executive Benefits and Payments Upon Termination	Company terminates Without Cause	Change in Control	Termination by Executive for Good Reason	Death or Disability
Cash Severance	$520,000	$520,000	$520,000	$520,000
Acceleration of exercisability of options (1)	$—	$—	$—	$—
Acceleration of vesting of restricted shares (2)	$194,028	$318,621	$194,028	$194,028
Value of Medical Benefits(3)	$30,000	$30,000	$30,000	$30,000
Value of Travel Cards(4)	$10,000	$10,000	$10,000	$10,000

Lars-Erik Arnell

Executive Benefits and Payments Upon Termination	Company terminates Without Cause	Change in Control	Termination by Executive for Good Reason	Death or Disability
Cash Severance	$500,000	$500,000	$500,000	$500,000
Acceleration of exercisability of options (1)	$—	$—	$—	$—
Acceleration of vesting of restricted shares (2)	$236,617	$399,881	$236,617	$236,617
Value of Medical Benefits(3)	$20,000	$20,000	$20,000	$20,000
Value of Travel Cards(4)	$10,000	$10,000	$10,000	$10,000

Ethan J. Blank

Executive Benefits and Payments Upon Termination	Company terminates Without Cause	Change in Control	Termination by Executive for Good Reason	Death or Disability
Cash Severance	$450,000	$450,000	$450,000	$450,000
Acceleration of exercisability of options (1)	$—	$—	$—	$—
Acceleration of vesting of restricted shares (2)	$165,139	$268,588	$165,139	$165,139
Value of Medical Benefits(3)	$30,000	$30,000	$30,000	$30,000
Value of Travel Cards(4)	$10,000	$10,000	$10,000	$10,000

Matthew J. Koscal

Executive Benefits and Payments Upon Termination	Company terminates Without Cause	Change in Control	Termination by Executive for Good Reason	Death or Disability
Cash Severance	$460,000	$460,000	$460,000	$460,000
Acceleration of exercisability of options (1)	$—	$—	$—	$—
Acceleration of vesting of restricted shares (2)	$105,662	$227,044	$105,662	$105,662
Value of Medical Benefits (3)	$30,000	$30,000	$30,000	$30,000
Value of Travel Cards(4)	$10,000	$10,000	$10,000	$10,000

(1)
The value above represents market value of $3.93 per share minus the exercise price for all unvested options (but not less than zero). The number of unvested options for each named executive officer is set forth in the Outstanding Equity Awards at Fiscal Year End table above.

(2)
Represents market value of $3.93 per share minus the exercise price for all unvested restricted shares. The number of unvested shares for each named executive officer is set forth in the Outstanding Equity Awards at Fiscal Year End table above.

(3)
Value represents estimated one year of medical benefits for Messrs Bedford, Allman, Arnell, Blank and Koscal. The total benefit is undeterminable for Mr. Bedford, since the employment agreements for Mr. Bedford provide for continuation of medical benefits annually for life. The total benefit for Messrs. Allman, Blank and Koscal would be $90,000 or $30,000 per year.

(4)
Value represents estimated one year of travel card benefits. The total benefit is undeterminable for Mr. Bedford, since the employment agreements for Mr. Bedford provide for continuation of travel card benefits annually for life. The total benefit for Messrs. Allman, Arnell, Blank and Koscal would be $30,000 or $10,000 per year over a three year period after termination.

On March 9, 2015, the Company announced Mr. Heller’s retirement. In connection with his retirement, on March 9, 2015 the Company and Mr. Heller entered into an Employment Transition and Separation Agreement, which supersedes Mr. Heller’s Fourth Amended and Restated Employment Agreement. Following the Separation Date, the Company is obligated to make cash payments to Mr. Heller equal to two times his base salary plus two times his 2014 bonus, to be paid in twelve equal monthly installments. In addition, during Mr. Heller’s lifetime, the Company will provide travel benefits in the amount of $15,000 annually and will reimburse Mr. Heller $2,500, subject to an annual upward inflation adjustment, each month for medical insurance. In 2015, the Company paid $1,331,755 of this severance to Mr. Heller per the arrangement described. All outstanding unvested options, restricted stock and restricted stock units of the Company that would have vested in accordance with their respective terms prior to the first anniversary of the Separation Date vested immediately upon his separation, and such options remained exercisable for a period of thirty days following the Separation Date. In 2015, the gain related to the accelerated vesting of stock was $604,627.

On August 5, 2015, the Company announced Mr. Dooley's resignation effective September 1, 2015. Upon termination of Mr. Dooley's services, the Company is providing Mr. Dooley with a severance benefit of a cash payment of $481,525. The severance cash payment has currently not been paid, as the six month deferral date of this payment was after the Bankruptcy Filing in February 2016.

Non-Employee Director Compensation for 2015

The information provided below provides a description of our historical compensation philosophy, programs, and decisions prior to the Bankruptcy Filing and does not take into account the impact of the Bankruptcy Filing. In most cases under Chapter 11, participants in equity-based compensation plans receive little or no recovery of value, and the Company does not plan to continue to distribute equity-based awards due to its Bankruptcy Filing.
The following table sets forth the payment structure of non-employee director compensation, for directors for their service as directors in 2015.

Board Cash Retainer	$50,000
Lead Independent Director	$25,000
Audit Committee Chair Retainer	$15,000
Executive Committee Retainer	$15,000
Compensation Committee Chair Retainer	$10,000
Committee Member Retainer	$5,000
Annual Equity Award (1)	$55,000	(1)
(1) The annual equity award for 2015 is equal to $55,000 of restricted stock based on the market price on the grant date. The annual equity awards are subject to restrictions on transfer or sale of the stock that do not expire until the day the Board member leaves the Board. Each award is subject to a minimum vesting period of one year.

The annual equity awards for 2015 took the form of restricted shares that vest upon the earliest of (a) the first anniversary of the award date, (b) the date the director retires from the Board after at least five years of service as a director, or (c) the occurrence of a change in control. Directors are required to hold vested shares until they cease being a director of the Company.
The following table sets forth the type and amount of awards that were granted in November 2015, under the Company's 2007 Plan to the non-employee directors, who were directors during 2015 for their service as directors in 2015.

Name	Restricted Stock Awards
Douglas J. Lambert	11,728
Lawrence J. Cohen	11,728
Mark L. Plaumann	11,728
Neal S. Cohen	11,728
Daniel P. Garton	11,728
Robert L. Colin	11,728
All current non-employee directors, as a group (6 persons)	70,368

The following table sets forth the compensation paid to our non-employee directors, who were directors in 2015 for their service as directors in 2015:

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)(3)	Total ($)
Lawrence J. Cohen	$60,000	$55,000	$115,000
Douglas J. Lambert	$60,000	$55,000	$115,000
Mark L. Plaumann	$70,000	$55,000	$125,000
Neal S. Cohen	$90,000	$55,000	$145,000
Daniel P. Garton	$70,000	$55,000	$125,000
Robert L. Colin	$75,000	$55,000	$130,000

(1)    Represents (a) the annual retainer of $50,000, (b) compensation for serving on the committees, (c) compensation for serving as the chairman of the committees, as applicable, and (d) reimbursement of expenses incurred in connection with attendance at Board and committee meetings.

(2)    “Stock Awards” represent the aggregate fair value of the award computed in accordance with ASC Topic 718, on the applicable grant date or, if earlier, the service inception date. As a result of the Bankruptcy Filing and delisting of our common stock, we anticipate that these awards will have minimal or no value.

(3)    The aggregate number of shares of restricted stock granted to non-employee directors for 2015 was 70,368, and the aggregate number of option awards outstanding at year end was 157,818.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

To the knowledge of the Company, the following table sets forth certain information regarding the beneficial ownership by each person, or group of affiliated persons, who is known by us to be the beneficial owner of more than 5% of our common stock as of the date of their last Schedule 13G or 13G/A filed with the SEC.

Name and Address	Shares Beneficially Owned	Percentage Beneficially Owned (1)
Axar Capital Management, LP(1)	8,400,000	16.9%
Man Group PLC(2)	5,038,625	9.9%
Manning and Napier Advisors, LLC(3)	4,546,092	8.9%
Solus Alternative Asset Management LP(4)	4,442,300	8.7%
Dimensional Fund Advisors LP(5)	3,799,275	7.5%

(1)
Axar Capital Management, LP ("Axar") filed Amendment No. 1 to Schedule 13G on February 9, 2016 indicating that as of January 31, 2016, Axar or certain of its subsidiaries has sole voting and dispositive power over 8,400,000 shares. The principal business address of Axar is 1330 Avenue of the Americas, Sixth Floor New York, New York 10019.

(2)
Man Group, PLC ("Man Group") filed Amendment No. 1 to Schedule 13G on February 11, 2016 indicating that as of December 31, 2015, Man Group or certain of its subsidiaries has sole voting and dispositive power over 5,038,625 shares. The principal business address of Man Group is Riverbank House, 2 Swan Lane, London, EC4R 3AD.

(3)
Manning & Napier Advisors, LLC (“Manning & Napier”) filed Amendment No. 1 to Schedule 13G on January 12, 2016 indicating that, as of December 31, 2015, Manning & Napier has sole voting and dispositive power over 4,546,092. The principal business address of Manning & Napier is 290 Woodcliff Drive, Fairport, New York 14450.

(4)
Solus Alternative Asset Management LP ("Solus") filed Schedule 13G on February 12, 2016 indicating that, as of December 31, 2015, Solus or certain of its subsidiaries has sole voting power and dispositive power over 4,442,300 shares. The principal business address of Solus is 410 Park Avenue, 11th Floor, New York, New York 10022.

(5)
Dimensional Fund Advisors LP (“Dimensional”) filed Amendment No. 9 to Schedule 13G on February 9, 2016 indicating that, as of December 31, 2015, Dimensional has sole voting power over 3,630,391 shares and sole dispositive power over 3,799,275 shares. Dimensional is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trust and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional may act as advisers or sub-advisers to certain Funds. In its role as investment advisor, sub-adviser and/or manager, either Dimensional or its subsidiaries possess voting and/or investment power over the shares held by the Funds and may be deemed to be the beneficial owner of the shares held by the Funds. However, all shares reported in the Schedule 13G are owned by the Funds. Dimensional disclaims beneficial ownership of such shares. The principal business address of Dimensional is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 15, 2016 of:

•	each named executive officer named in the summary compensation table;

•	each of our directors; and

•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address(1)	Shares Beneficially Owned (2)	Percentage Beneficially Owned (3)
Bryan K. Bedford(4)	1,116,441	2.2%
Wayne C. Heller(5)	—	*
Timothy P. Dooley(6)	—	*
Lars Erik-Arnell(7)	164,499	*
Joseph P. Allman(8)	43,300	*
Ethan J. Blank (9)	10,227	*
Matthew J. Koscal(10)	4,000	*
Douglas J. Lambert(11)	27,732	*
Lawrence J. Cohen(12)	27,732	*
Mark L. Plaumann(13)	27,732	*
Neal S. Cohen(14)	27,732	*
Daniel P. Garton(15)	4,695	*
Robert L. Colin(16)	4,695	*
All directors and executive officers as a group (12 persons)(17)	1,606,285	3.2%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of all persons is c/o Republic Airways Holdings Inc., 8909 Purdue Road, Suite 300, Indianapolis, Indiana 46268.

(2)	As a result of the Chapter 11 filings in February 2016, we anticipate these shares will have minimal or no value.

(3)
For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock when such person or persons have the right to acquire them within 60 days after April 15, 2016. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which such person or persons have the right to acquire within 60 days after April 15, 2016 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(4)	Includes 724,500 shares subject to stock options, and 12,500 unvested restricted shares as to which Mr. Bedford has voting power but not investment power.

(5)	Mr. Heller retired as of March 13, 2015, and no longer has any shares that are beneficially owned as of April 15, 2016.

(6)	Mr. Dooley resigned as of September 1, 2015, and no longer has any shares that are beneficially owned as of April 15, 2016.

(7)	Includes 157,833 shares subject to stock options, and 6,666 unvested restricted shares as to which Mr. Arnell has voting power but not investment power.

(8)	Includes 43,300 shares subject to stock options.

(9)	Includes 5,834 shares subject to stock options.

(10)	Includes 4,000 shares subject to stock options.

(11)	Includes 17,500 shares subject to stock options, and 10,232 unvested restricted shares as to which Mr. Lambert has voting power but not investment power.

(12)	Includes 17,500 shares subject to stock options, and 10,232 unvested restricted shares as to which Mr. Lawrence Cohen has voting power but not investment power.

(13)
Includes 17,500 shares subject to stock options, and 10,232 unvested restricted shares held by Greyhawke Capital Advisors LLC, a Delaware limited liability company, that is co-owned by Mr. Plaumann. With respect to the unvested restricted shares, Greyhawke Capital Advisors LLC has voting power, but not investment power.

(14)	Includes 17,500 shares subject to stock options, and 10,232 unvested restricted shares as to which Mr. Neal Cohen has voting power but not investment power.

(15)	Includes 4,695 unvested restricted shares as to which Mr. Garton has voting power but not investment power.

(16)	Includes 4,695 unvested restricted shares as to which Mr. Colin has voting power but not investment power.

(17)
Includes 1,152,697 shares subject to stock options and 11,059 unvested restricted shares as to which the holder has voting power but not investment power. Excludes 362,035 of restricted stock units that were not vested. Total amount also includes Paul Knistedt, Acting Chief Operating Officer, that has 147,500 shares subject to stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board of Directors is composed of a majority of directors who satisfy the criteria for independence within the meaning of Rule 5605(a)(2) of The NASDAQ Stock Market. In determining independence, the Board of Directors affirmatively determines, among other items, whether the directors have any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Applying these independence standards, the Board of
Directors has determined that Messrs. Lawrence J. Cohen, Lambert, Neal S. Cohen, Plaumann, Colin and Garton are all
independent directors. All of the members of the Company's Audit Committee, Nominating and Governance Committee and
Compensation Committee are independent.

Review and Approval of Related Party Transactions

The Audit Committee reviews and approves or ratifies any related party transaction that is required to be disclosed in our proxy statement and/or Annual Report on Form 10-K.
In the course of its review and approval or ratification of a disclosable related party transaction, the Audit Committee considers:

•	the nature of the related person's interest in the transaction;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction;

•	the importance of the transaction to the related person;

•	the importance of the transaction to the Company;

•	whether the transaction would impair the judgment of a director or executive officer to act in the best interests of the Company; and

•	any other matters the Audit Committee deems appropriate.

Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction; provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the Audit Committee that considers the transaction.
There were no related party transactions considered in 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The Company incurred professional fees from Deloitte & Touche LLP, its principal auditor, for the following professional services:
Audit Fees.  Fees in the amount of $678,000 and $660,000 were incurred for the 2015 and 2014 audit, respectively, related to the audit of the Company's annual financial statements and internal control over financial reporting, and reviews of the Company's quarterly financial statements.
Audit-Related Fees.  Fees in the amount of $20,000 and $95,000 were paid for audit-related services in 2015 and 2014, respectively.
Tax Fees.  Fees in the amount of $27,578 and $38,124 were incurred for services provided in 2015 and 2014, respectively, related to services rendered for tax compliance, tax advice and tax planning.
All Other Fees.  There were no fees billed for any other services during 2015 and 2014.
Pre-Approval Policies

The Audit Committee is required to approve in advance any audit or non-audit services performed by the Company’s independent public accountants that do not meet the pre-approval standards established by the Audit Committee. The pre-approval policies and procedures established by the Audit Committee require that the Audit Committee meet with the independent auditors and financial management to review planning, the scope of the proposed services, the procedures to be utilized, and the proposed fees. During 2015 and 2014, all of the audit fees, audit-related fees, tax fees, and other fees were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Documents filed as part of this Amendment:
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

3.1	Amended and Restated Certificate of Incorporation.(i)
3.2	Second Amended and Restated Bylaws. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012)
4.1	Specimen Stock Certificate.(i)
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

10.17(a)*	Termination and Separation Agreement, dated as of March 15, 2015, by and between the Company and Wayne C. Heller.
10.18	Employment Agreement, dated April 12, 2011, by and between the Company and Timothy P. Dooley. (Incorporated by reference to the Registrant's Current Report on Form 8-K filed April 18, 2011)
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

10.44*	Employment Agreement, dated November 24, 2015, by and between the Company and Joseph P. Allman.
10.45*	Employment Agreement, dated November 24, 2015, by and between the Company and Matthew J. Koscal.
10.46*	Employment Agreement, dated November 24, 2015, by and between the Company and Ethan J. Blank.
10.47*	Employment Agreement, dated November 24, 2015, by and between the Company and Paul K. Kinstedt.
21.1	Subsidiaries of Republic Airways Holdings Inc.(i)
23.1*	Consent of Deloitte & Touche LLP.
31.1	Certification by Bryan K. Bedford pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Joseph P. Allman pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Bryan K. Bedford pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Joseph P. Allman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T.)
*
Previously filed (or with respect to Exhibits 32.1 and 32.2 furnished) with our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed with the SEC on March 11, 2016, which is being amended hereby.

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

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated:	April 29, 2016	By:	/s/ Bryan K. Bedford
Bryan K. Bedford
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Dated:	April 29, 2016	By:	/s/ Joseph P. Allman
Joseph P. Allman
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)