Form 10-Q
period 2016-03-31
REPUBLIC AIRWAYS HOLDINGS INC
filed 2016-05-10
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

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

☐  Yes    ☑No

Number of shares of Common Stock outstanding as of the close of business on May 9, 2016: 50,955,051.

TABLE OF CONTENTS
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
DEBTORS AND DEBTORS IN POSSESSION

All other items of this report are inapplicable.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
DEBTORS AND DEBTORS IN POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share and per share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$175.8	$173.5
Restricted cash	9.0	4.5
Receivables - net of allowance for doubtful accounts of $1.9 and $1.8, respectively	83.7	77.4
Inventories	53.9	53.4
Prepaid expenses and other current assets	19.1	10.4
Assets held for sale	23.9	45.4
Total current assets	365.4	364.6
Aircraft and other equipment, net	3,051.0	3,006.3
Maintenance deposits	51.0	49.9
Intangible and other assets, net	168.0	175.6
Total assets	$3,635.4	$3,596.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Debt	$2,250.2	$2,443.5
Accounts payable	2.8	22.8
Accrued liabilities	101.8	183.5
Total current liabilities	2,354.8	2,649.8
Deferred credits and other non-current liabilities	40.4	86.9
Deferred income taxes	170.6	259.6

Liabilities subject to compromise	616.4	—

Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; one vote per share;150,000,000 shares authorized; 60,521,616 and 60,521,616 shares issued and 50,955,051 and 50,948,385 shares outstanding, respectively	—	—
Additional paid-in capital	435.3	434.1
Treasury stock, 9,546,147 shares at cost	(183.9)	(183.9)
Accumulated other comprehensive loss	(2.2)	(2.2)
Accumulated earnings	204.0	352.1
Total stockholders' equity	453.2	600.1
Total liabilities and stockholders' equity	$3,635.4	$3,596.4

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
DEBTORS AND DEBTORS IN POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2016	2015
OPERATING REVENUES:
Fixed-fee service	$295.8	$335.5
Other	5.9	5.5
Total operating revenues	301.7	341.0

OPERATING EXPENSES:
Wages and benefits	104.7	94.1
Aircraft fuel	0.2	3.7
Landing fees and airport rents	5.6	5.9
Aircraft and engine rent	21.8	31.2
Maintenance and repair	67.8	67.2
Insurance and taxes	5.1	4.9
Depreciation and amortization	51.8	46.0
Other	36.4	46.8
Total operating expenses	293.4	299.8

OPERATING INCOME	8.3	41.2
OTHER INCOME (EXPENSE):
Interest expense	(30.2)	(30.0)

INCOME (LOSS) BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(21.9)	11.2

REORGANIZATION ITEMS, NET	(215.1)	—

INCOME (LOSS) BEFORE INCOME TAXES	(237.0)	11.2

INCOME TAX EXPENSE (BENEFIT)	(88.9)	4.8

NET INCOME (LOSS)	$(148.1)	$6.4

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$(2.91)	$0.13

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$(2.91)	$0.13

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
DEBTORS AND DEBTORS IN POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2016	2015
NET INCOME (LOSS)	$(148.1)	$6.4
Other comprehensive income, net:
Reclassification adjustment for income realized on derivatives, net of tax	—	—

TOTAL COMPREHENSIVE INCOME (LOSS), NET	$(148.1)	$6.4

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
DEBTORS AND DEBTORS IN POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Three Months Ended March 31,
	2016	2015

NET CASH FROM OPERATING ACTIVITIES	$64.3	$57.2

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(106.2)	(147.2)
Proceeds from sale of aircraft and other assets	29.5	47.9
Aircraft deposits returned (paid)	2.0	(5.0)
Change in restricted cash	(4.4)	2.9

NET CASH USED IN INVESTING ACTIVITIES	(79.1)	(101.4)

FINANCING ACTIVITIES:
Payments on debt	(49.3)	(77.5)
Proceeds from debt issuance and refinancing	101.4	147.5
Payments on early extinguishment of debt and refinancing	(34.4)	(50.5)
Proceeds from exercise of stock options	—	3.0
Other, net	(0.6)	(1.5)

NET CASH PROVIDED FROM FINANCING ACTIVITIES	17.1	21.0

NET CHANGES IN CASH AND CASH EQUIVALENTS	2.3	(23.2)
CASH AND CASH EQUIVALENTS—Beginning of period	173.5	223.9
CASH AND CASH EQUIVALENTS—End of period	$175.8	$200.7

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$25.6	$26.4
Income taxes paid	0.2	0.2

NON-CASH INVESTING & FINANCING TRANSACTIONS:
Other equipment acquired through manufacturer credits	1.6	5.8
Manufacturer credit applied to the purchase of aircraft	4.8	5.2

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
DEBTORS AND DEBTORS IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Chapter 11 and Going Concern

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

The Condensed Consolidated Financial Statements of the Debtors are substantially the same as the Condensed Consolidated Financial Statements of Republic Airways Holdings Inc. and Subsidiaries except the Debtors’ consolidated balance sheet includes an intra-entity payable of $202.8 million and the debt is reduced by $202.8 million as of March 31, 2016.  The Debtors’ consolidated balance sheet also includes an intra-entity receivable of $7.0 million as of March 31, 2016.  The remaining differences in the consolidated balance sheet relate to the investment in Non-Debtor entities, stockholders’ equity and deferred income taxes and are not material.  The Debtors’ and Republic Airways Holdings Inc.’s consolidated statements of operations are the same for the three months ended March 31, 2016.

The Debtors are currently operating as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code.  In general, as debtors-in-possession under the Bankruptcy Code, the Company is authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  The Bankruptcy Court has granted a variety of motions that allow the Company to continue to operate its business in the ordinary course without interruption, covering, among other things, obligations to employee wages, salaries and benefits, taxes and certain vendors in the ordinary course for goods and services received after the Petition Date.

While operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business, in amounts other than those reflected in the Condensed Consolidated Financial Statements. Moreover, the Debtors have not yet prepared or filed with the Bankruptcy Court a plan of reorganization.  The ultimate plan of reorganization, which must be approved by the Bankruptcy Court, could materially change the amounts and classifications in the historical Condensed Consolidated Financial Statements and potentially dilute equity stockholders.

The Company's Chapter 11 cases followed an extended effort by the Company to restructure its business to strengthen its competitive and financial position. However, due to a growing national shortage of qualified pilots in the United States it made it increasingly difficult to maintain the necessary pilot staffing levels to sustain reliable performance requirements under the agreements with United Continental Holdings, Inc. ("United"), Delta Air Lines, Inc. ("Delta"), and American Airlines Group, Inc. ("American") (collectively referred to as our "Partners").

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

General Information

Notices to Creditors; Effect of Automatic Stay. The Debtors have begun the process of seeking to notify all known current or potential creditors that the Chapter 11 cases have been filed. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a prepetition claim, are enjoined unless and until the Bankruptcy Court lifts the automatic stay as to any such claim. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.

Appointment of Creditors’ Committee. On March 4, 2016, the U.S. Trustee for the Southern District of New York appointed an official committee of unsecured creditors (the “Creditors’ Committee”) for the Chapter 11 cases.  The Bankruptcy Code provides for the U.S. Trustee to appoint a statutory committee of creditors holding unsecured claims as soon as practicable after the commencement of a Chapter 11 case.  The statutory creditors’ committee ordinarily consists of holders of the seven largest unsecured claims who are willing to serve.  Generally, an official creditors’ committee represents the interests of all unsecured creditors in a bankruptcy case.

On April 4, 2016, the Company submitted a letter to the Office of the United States Trustee of the Southern District of New York to oppose the creation of an official committee of equity security holders. After careful consideration of the facts of the case and analysis of the requests, the United States Trustee declined to form an Official Equity Committee.

Executory Contracts and Unexpired Leases.  Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, certain aircraft, aircraft engines, appliances and spare parts (each, as defined in section 1110(a)(3)(A)(i) of the Bankruptcy Code), and collectively with all records and documents relating thereto, the ("Aircraft Equipment") and leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. Under the Bankruptcy Code, the Debtors’ rights to assume, assume and assign, or reject unexpired leases of non-residential real estate expire on June 25, 2016 (subject to further extension by the Bankruptcy Court). In general, rejection of an executory contract or unexpired lease is treated as a prepetition breach of the executory contract or unexpired lease in question and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases have the right to file claims against the Debtors’ estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing defaults under such executory contract or unexpired lease.

Any description of an executory contract or unexpired lease elsewhere in these Notes, including where applicable the Debtors’ express termination rights or a quantification of their obligations, must be read in conjunction with, and is qualified by, any rights the Debtors have under Section 365 of the Bankruptcy Code.

The Debtors expect that liabilities subject to compromise and resolution in the Chapter 11 cases will arise in the future as a result of damage claims created by the Debtors’ rejection of various executory contracts and unexpired leases.

Special Protection Applicable to Leases and Secured Financing of Aircraft Equipment. Notwithstanding the general discussion above of the impact of the automatic stay, under Section 1110 of the Bankruptcy Code (“Section 1110”), beginning 60 days after filing a petition under Chapter 11, certain secured parties, lessors and conditional sales vendors may have a right to take possession of certain qualifying Aircraft Equipment that is leased or subject to a security interest or conditional sale contract, unless the Debtors, subject to approval by the Bankruptcy Court, agree to perform under the applicable agreement, and cure any defaults as provided in Section 1110 (other than defaults of a kind specified in Section 365(b)(2) of the Bankruptcy Code).  Taking such action does not preclude the Debtors from later rejecting the applicable lease or surrendering and returning the Aircraft Equipment subject to the related security agreement.

The Debtors may extend the 60-day period by agreement of the relevant financing party, with Bankruptcy Court approval. In the absence of an agreement and cure as described above or such an extension, following written demand for possession, the financing party may take possession of the Aircraft Equipment and enforce any of its contractual rights or remedies to sell, lease or otherwise retain or dispose of such Aircraft Equipment.

The 60-day period under Section 1110 in the Chapter 11 cases expired on April 25, 2016. In accordance with the Bankruptcy Court’s Order Authorizing the Debtors to (i) Enter into Agreements Under 11 U.S.C. 1110(a), (ii) Enter into Stipulations to Extend the Time to Comply with 11 U.S.C. 1110 and (iii) File Redacted Section 1110 Notices and 1110(b) Stipulations, dated March 23, 2016, the Debtors have entered into agreements to extend the automatic stay or agreed to perform and cure defaults under financing agreements with respect to certain Aircraft Equipment. While the Debtors have reached agreements on, or agreements on key aspects of, renegotiated terms with respect to certain of their Aircraft Equipment and are continuing to negotiate terms with respect to many of their other Aircraft Equipment financings, the ultimate outcome of these negotiations cannot be predicted with certainty. To the extent the Debtors are unable to reach definitive agreements with Aircraft Equipment financing parties, those parties may seek to repossess the subject Aircraft Equipment pursuant to Section 1110(c) of the Bankruptcy Code. The loss of a significant number of operating aircraft could result in a material adverse effect on the Debtors’ financial and operating performance.

Magnitude of Potential Claims The Debtors will file with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. All of the schedules may be subject to further amendment or modification.

Bankruptcy Rule 3003(c)(3) requires the Bankruptcy Court to fix the time within which proofs of claim must be filed in a Chapter 11 case pursuant to section 501 of the Bankruptcy Code. This Bankruptcy Rule also provides that any creditor who asserts a claim against the Debtors that arose prior to the Petition Date and whose claim (i) is not listed on the Debtors’ schedules or (ii) is listed on the schedules as disputed, contingent, or unliquidated, must file a proof of claim. The Bankruptcy Court has not yet established a date and time by which such proofs of claim must be filed.

Differences between liabilities the Debtors have estimated and the claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the Chapter 11 proceedings and adjust amounts as necessary. Such adjustments may be material. In light of the expected number of creditors, the claims resolution process may take considerable time to complete. At this time, the Debtors estimate that the ultimate amount of allowed claims to be between $585.0 million and $1.0 billion.

Impact of Chapter 11 Filing on Availability and Utilization of Net Operating Losses—The availability and utilization of net operating losses after the Company’s emergence from Chapter 11 is uncertain at this time and will be highly influenced by the composition of the plan of reorganization that is ultimately pursued. However, the Company’s net operating losses (“NOLs”) could be utilized in the near term to offset gains on the expected disposition of aircraft. On February 25, 2016, we filed the motion to request the Bankruptcy Court to establish Notification Procedures on Certain Transfers of Claims Against and Interests in the Debtors’ Estates, which restricts trading in the Company’s common stock and claims. The order is intended to prevent certain transfers of the Company’s common stock and certain transfers of claims against the Debtors that could impair the ability of one or more of the Debtors’ estates to use their net operating loss carryovers and certain other tax attributes currently or on a reorganized basis. Any acquisition, disposition, or other transfer of equity or claims on or after February 25, 2016 in violation of the restrictions set forth in the order will be null and void ab initio and/or subject to sanctions as an act in violation of the automatic stay under sections 105(a) and 362 of the Bankruptcy Code. The order applies to (i) “Substantial Equity holders,” i.e., persons who are, or as a result of a transaction would become, the beneficial owner of approximately 4.75% percent of the outstanding shares of the Company’s common stock and (ii) “Substantial Claimholders,” i.e., persons who are, or as a result of a transaction become, the beneficial owner of unsecured claims in excess of a threshold amount of unsecured claims (initially $4.9 million of unsecured claims, but which may be subsequently increased or decreased under certain circumstances in connection with the Debtors’ filing of a Chapter 11 plan). In the case of Substantial Equity holders, the order imposes current restrictions with respect to the acquisition or disposition of the Company’s stock, and certain notifications may be required. In the case of Substantial Claimholders, the order imposes a procedure pursuant to which, under certain circumstances, the claims acquired during the Chapter 11 cases may have to be resold, and certain notifications may be required.

Liabilities Subject to Compromise

The following table summarizes the components of liabilities subject to compromise included on the Condensed Consolidated Balance Sheet as of March 31, 2016:

(in millions)
Debt and accrued interest	$216.4
Deferred credits and other liabilities	44.0
Accounts payable and other accrued liabilities	167.3
Partner liabilities	188.7
Total liabilities subject to compromise	$616.4

Debt, including undersecured debt, classified as subject to compromise as of March 31, 2016:

(in millions)
Promissory notes payable, collateralized by aircraft, bearing interest at fixed rates	$128.5
Promissory notes payable, collateralized by eligible spare parts and equipment, bearing interest at variable rates	1.6
Line of credit, collaterialized by eligible spare parts and equipment, bearing interest at variable rates	83.0
Other	1.0
Total debt subject to compromise	$214.1

Liabilities subject to compromise refers to prepetition obligations which may be impacted by the Chapter 11 reorganization process. These amounts represent the Debtors’ current estimate of known or potential prepetition obligations to be resolved in connection with the Chapter 11 cases.

Reorganization Items, net

Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 proceedings related to the reorganization and restructuring of the business. The following table summarizes the components included in reorganization items, net on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016:

(in millions)
Aircraft settlement and rejections	$40.9
Partner settlement and rejections	170.7
Professional fees	3.5
Total reorganization items, net	$215.1

Claims related to reorganization items are reflected in liabilities subject to compromise on the Condensed Consolidated Balance Sheet and were all non-cash items for the three months ended March 31, 2016.

Going Concern

These Condensed Consolidated Financial Statements have also been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Debtors be unable to continue as a going concern.

As a result of the Chapter 11 proceedings, the satisfaction of the Company’s liabilities and funding of ongoing operations are subject to uncertainty and, accordingly, there is a substantial doubt of the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to emerge successfully from Chapter 11. Additionally, there is no assurance that long-term funding of any type would be available to the Company, or that it would be available at rates and on terms and conditions that would be financially acceptable and viable to the Company in the long term. If the Company is unable to generate additional working capital and or raise additional financing when needed, it may be required to suspend operations, sell assets or enter into a merger or other combination with a third party, any of which could adversely affect the value of the Company’s common stock, or render it worthless. If the Company issues additional debt or equity securities, such securities may enjoy rights, privileges and priorities superior to those enjoyed by holders of the Company’s common stock, thereby diluting the value of the Company’s common stock. Additionally, in connection with the Chapter 11 Filing, material modifications could be made to the Company’s fleet and capacity purchase agreements. These modifications could materially affect the Company’s financial results going forward and could result in future impairment charges.

2. Organization and Business

We are a Delaware holding company organized in 1996 that offers scheduled passenger services through our wholly-owned operating air carrier subsidiaries: Shuttle America Corporation ("Shuttle") and Republic Airline Inc. ("Republic"). Unless the context indicates otherwise, the terms the "Company," "we," "us," or "our" refer to Republic Airways Holdings Inc. and our subsidiaries.

In accordance with Generally Accepted Accounting Principles ("GAAP"), the Debtors have applied Accounting Standard Codification ("ASC") 852 Reorganizations (ASC 852), in preparing the Condensed Consolidated Financial Statements. ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 cases, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 cases are recorded in reorganization items, net on the accompanying Condensed Consolidated Statement of Operations. In addition, prepetition obligations that may be impacted by the Chapter 11 reorganization process have been classified on the Condensed Consolidated Balance Sheet in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal, recurring nature unless otherwise disclosed.  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed March 11, 2016.

3. Summary of Significant Accounting Policies

Rental Income – Under the Company’s fixed-fee code-share and fixed-fee charter agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  The Company has concluded that a component of its fixed-fee service revenue under the agreements discussed above is rental income, inasmuch as the agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the three months ended March 31, 2016 and 2015, were $95.5 million and $112.9 million, respectively.

Other Revenue – Other revenue primarily consists of revenue related to lease revenue for aircraft leased under operating leases.

Interest Expense – In accordance with ASC 852, the Debtors record interest expense only to the extent (1) interest will be paid during the Chapter 11 Cases or (2) it is probable that the Bankruptcy Court will allow a claim in respect of such interest. Interest expense recorded in the Condensed Consolidated Statements of Operations totaled $30.2 million for the three months ended March 31, 2016.  Contractual interest expense (including interest expense that is associated with obligations in liabilities subject to compromise) during this period totaled $30.7 million.

Reorganization Items - Reorganization items primarily consists of the expected amount of allowed claims related to aircraft settlement and rejections, partner settlement and rejections and professional fees.

Restricted Cash – Restricted cash primarily consists of balances in escrow for restricted amounts for satisfying debt and lease payments due within the next year, certificate of deposit that secure certain letters of credit issued for workers' compensation claim reserves and certain airport authorities and funds held by a third party owner/trustee in trust for the satisfaction of certain contingent tax obligations. The Company has no interest in the funds held in trust. Restricted cash is carried at cost, which management believes approximates fair value.

Liabilities Subject to Compromise - Liabilities subject to compromise primarily consist of prepetition liabilities, including claims that became known after the petition was filed as a result of contract settlements or rejections, and are recorded on the basis of the expected amount of the allowed claim.

Stockholders’ Equity – For the period from December 31, 2015 through March 31, 2016, additional paid-in capital increased to $435.3 million from $434.1 million due to $1.2 million of stock compensation expense, accumulated other comprehensive loss remained at $2.2 million and accumulated earnings decreased to $204.0 million from $352.1 million based on current year-to-date net loss.

Net Income (Loss) Per Common Share – The following table is based on the weighted average number of common shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations (in millions, except per share information):

	Three Months Ended March 31,
	2016	2015
Basic and diluted income (loss) per share:

Net income (loss)	$(148.1)	$6.4

Weighted-average common shares outstanding for basic net income (loss) per common share	50.9	50.2
Effect of dilutive employee stock options and restricted stock	—	0.5
Adjusted weighted-average common shares outstanding for diluted net income (loss) per common share	50.9	50.7

Net income (loss) per share - Basic	$(2.91)	$0.13

Net income (loss) per share - Diluted	$(2.91)	$0.13

The Company excluded 2.1 million and 1.4 million employee stock options from the calculation of diluted net income (loss) per share due to its anti-dilutive impact for the three months ended March 31, 2016 and 2015, respectively.

Fair Value Measurements – ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosures about how fair value is determined for assets and liabilities and sets forth a hierarchy for which these assets and liabilities must be grouped.  The Topic establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1	quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2	quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	unobservable inputs for the asset or liability.

The following table sets forth information regarding the Company's assets measured at fair value on a recurring basis (in millions):

Fair Value of Assets on a Recurring Basis	March 31, 2016	Level 1	Level 2	Level 3
Chautauqua restructuring asset	$53.6	$—	$—	$53.6

Fair Value of Assets on a Recurring Basis	December 31, 2015	Level 1	Level 2	Level 3
Chautauqua restructuring asset	$59.1	$—	$—	$59.1

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

The Company elected the fair value option under ASC 825-10, "Financial Instruments" for the agreement related to its 28 owned aircraft because management believes the fair value option provides the most accurate representation of the economic benefit of this agreement to Chautauqua in the Company's financial statements. Under the fair value option, the Company recorded an $86.4 million asset representing the combined fair value of expected future cash inflows under the agreement, net of the value of the Company's obligations attributable to the call rights on the 28 aircraft. The recurring fair value measurement of this agreement has been calculated using an income approach, which requires the use of subjective assumptions that are considered level 3 inputs. Fair values have been estimated by discounting the cash flows expected to be received over the term of the agreement, using a discount rate based on observable yields on instruments bearing comparable risks and credit worthiness of the counterparty. Critical assumptions used in the fair value measurement primarily include the amount and timing of cash inflows, the discount rate and the probability of whether the call option on the restructured aircraft will be exercised by the counterparty. A change in these assumptions could result in a significantly higher or lower fair value measurement, which would result in a gain or loss during the period in which the assumption changes. A 100 basis point change in the discount rate used would not have a significant impact on the change in fair value of the restructuring asset as of March 31, 2016. Similarly, a change in the assumed probability of whether the call option on the restructured aircraft will be exercised could result in either a gain or loss of up to $3.2 million per aircraft during the period in which that assumption changed.

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

During the three months ended March 31, 2016, the Company recorded a fair value loss of $5.0 million which represents the decrease in fair value due primarily to the change in the assumption that the counterparty would exercise all of its call rights on the aircraft covered by the agreement offset by the decrease in cash outflows related to certain return conditions of the aircraft.

As of March 31, 2016, the Company would owe approximately $59.9 million under certain circumstances of non-performance or voluntary repayment, however; the Company estimated the probability of non-performance or repayment as remote.
The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements using Level 3 inputs (in millions):

	Three Months Ended
Chautauqua Restructuring Asset	March 31, 2016	March 31, 2015
Beginning Balance	$59.1	$81.2
Cash received or other	(5.5)	(2.7)
Ending Balance	$53.6	$78.5

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

($ in millions)	March 31,	December 31,
	2016	2015
Net carrying amount	$2,250.2	$2,460.7
Estimated fair value	2,179.8	2,222.7

New Accounting Pronouncements – In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting. The objective of the update is to identify, evaluate and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. It is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year which includes that interim period. An entity that elects early adoption must adopt all the amendments in the same period. The Company is currently evaluating the impact that this amended guidance will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the FASB Accounting Standards Codification. The objective of the update is to improve financial reporting by increasing transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. It is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for (1) a public business entity, (2) a not-for-profit entity that has issued, or is a conduit bond obligor for securities that are traded, listed, or quoted on an exchange or an over-the-counter market or (3) an employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC). For all other entities, the update is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application of the amendments is permitted for all entities. The Company is currently evaluating the impact that this amended guidance will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The objective of this update is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. It is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company has adopted this standard as of January 1, 2016 and has appropriately reflected the impact in the consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of the update is to require the recognition of revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services to customers. It is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On April 1, 2015, the FASB voted to propose a one-year deferral of the effective date. On July 9, 2015, the FASB voted to approve this deferral, permitting public organizations to apply the new revenue standard to annual reporting periods beginning after December 15, 2017. In April 2016, FASB issued ASU 2016-10, updating ASU 2014-09 to provide guidance in Topic 606 that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those services. The amendments do not change the core principle of the guidance, rather they clarify the aspects of identifying performance obligations and the licensing implementation guidance. Public organizations may adopt the new revenue standard early, but not before the original public organization effective date. The Company is currently evaluating the impact that this amended guidance will have on its consolidated financial statements.

4.  Debt

During the three months ended March 31, 2016, the Company took delivery of four aircraft and borrowed $87.7 million secured by the aircraft. In addition, the Company sold one E190 aircraft for proceeds of $21.9 million. The proceeds from the sale of this aircraft were used to extinguish the debt associated with the aircraft of $20.1 million.

During April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, which simplifies the presentation of debt issuance costs. This ASU requires that debt issue costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability. We adopted ASU 2015-03 effective January 1, 2016. Adoption of this ASU resulted in a retrospective reclassification of our debt issuance costs from other assets to debt on the Condensed Consolidated Balance Sheet of $17.2 million as of December 31, 2015.

The Bankruptcy Filing constituted an event of default for certain of the Company's debt and lease obligations and therefore the debt has been reflected as current on the Company's condensed consolidated balance sheet as of March 31, 2016 and December 31, 2015. Payment obligations under the debt and lease agreements are temporarily stayed as a result of the Bankruptcy Filing and the creditors' and lessors' rights of enforcement of the debt and lease agreements are subject to the applicable provisions of the Bankruptcy Code.

Debtor-in-Possession Financing

In connection with the Company's Chapter 11 cases, on March 24, 2016, the Company and Delta entered into a debtor-in-possession credit agreement pursuant to which Delta agreed to provide $75.0 million in secured debtor-in-possession financing (the "DIP Financing") to the Company, guaranteed by the Company's subsidiaries. Such DIP Financing was approved by the court on Friday, May 6, 2016, the Company expects to close the DIP Financing no later than May 16, 2016.

5. Commitments and Contingencies

Commitments

As of March 31, 2016, the Company has firm orders to purchase 40 CS300 aircraft that have scheduled delivery dates beginning in early 2015 and continuing through 2017. In 2015, Bombardier announced that the aircraft would not be expected into service until late 2016. The Company has stopped making pre-delivery deposit payments on these aircraft.

The Company also has a commitment for 40 Embraer E175 aircraft under the United brand that have scheduled delivery dates currently and through the third quarter of 2017. As of March 31, 2016, 16 of these aircraft have been delivered and placed into service with United and the remaining 24 E175 aircraft are scheduled to be placed into service with United through the third quarter of 2017. The Company can provide no assurance that it will be able to accept and finance these aircraft and place the aircraft into service for United during the pendency of the bankruptcy case.

The Company also has a commitment to acquire 19 spare aircraft engines (of which six have been delivered as of March 31, 2016). The Company expects to take delivery of the engines as follows: five engines in 2016, seven engines in 2017, and one engine in 2018. The Company can provide no assurance that it will be able to accept and finance these engines during the pendency of the bankruptcy case.

The following table displays the Company's future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due by Period
						Beyond
	2016	2017	2018	2019	2020	2021	Total
Debt or lease financed aircraft under purchase obligations (1)	$1,099.6	$1,471.0	$778.4	$—	$—	$—	$3,349.0
Engines under firm orders	33.7	48.7	7.0	—	—	—	89.4
Total contractual obligations for aircraft and engines	$1,133.3	$1,519.7	$785.4	$—	$—	$—	$3,438.4

(1) Represents delivery of CS300s based on estimated service beginning in late 2016 and E175 aircraft through the third quarter of 2017.

The information in the table above reflects a purchase price of the aircraft at projected delivery dates.
The assumption of agreements related to the Company’s aircraft commitments is subject to collaboration with the Company’s key stakeholders and, in some instances, approval of the Bankruptcy Court. The Company cannot predict what the outcome of these discussions and the Bankruptcy Court process will be.
The Company had aircraft return costs of $1.8 million and $4.8 million for the three months ended March 31, 2016 and 2015, respectively. These costs were associated with the transition of Q400 and E190 aircraft, which is included in other operating expense in the Condensed Consolidated Statements of Operations.

Contingencies

We are subject to certain legal and administrative actions which the Company considers routine to the Company's business activities. Except for the bankruptcy proceeding, management believes that the ultimate outcome of any pending legal matters will not have a material adverse effect on our financial position, liquidity or results of operations.

As of March 31, 2016, approximately 69% of the Company's workforce is employed under union contracts. Although we have never had a work interruption or stoppage, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. If we are unable to reach agreement with any of our unionized work groups on the amended terms of their collective bargaining agreements, we may be subject to work interruptions and/or stoppages. Any sustained work stoppages could adversely affect our ability to fulfill our obligations under our fixed-fee agreements and could have a material adverse effect on our financial condition and results of operations.

6. Subsequent Events

On May 6, 2016, the Bankruptcy court approved the Company to amend our flying agreements with Delta Air Lines. The amendments to the agreements will result in the following items; consensual wind-down of our single-class flying, full settlement of litigation and related claims, full restoration of 30 E170 and E175 aircraft, increased reimbursement rates in the single- and dual-class agreements, compensation for certain slots. The Company also entered a DIP Financing Agreement that will provide incremental liquidity in the form of $75.0 million.

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

As of March 31, 2016, our operating subsidiaries offered scheduled passenger service on 996 flights daily to 108 cities in 39 states, Canada, Mexico and the Caribbean under scheduled passenger service through our fixed-fee code-share agreements with United Continental Holdings, Inc. ("United"), Delta Air Lines, Inc. ("Delta"), and American Airlines Group, Inc. ("American") (collectively referred to as our "Partners"). Currently, we provide our Partners with fixed-fee regional airline services, operating as United Express, Delta Connection, or American Eagle, including service out of their hubs and focus cities. During the three months ended March 31, 2016, our operational fleet decreased from 242 to 222 aircraft. During the three months ended March 31, 2016, the Company took delivery of four E175 aircraft and temporarily parked 11 E145 aircraft and 13 Q400 aircraft.

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

The Debtors are currently operating as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code.  In general, as debtors-in-possession under the Bankruptcy Code, the Company is authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  The Bankruptcy Court has granted a variety of motions that allow the Company to continue to operate its business in the ordinary course without interruption, covering, among other things, obligations to employee wages, salaries and benefits, taxes and certain vendors in the ordinary course for goods and services received after the Petition Date.

While operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business, in amounts other than those reflected in the Condensed Consolidated Financial Statements. Moreover, the Debtors have not yet prepared or filed with the Bankruptcy Court a plan of reorganization.  The ultimate plan of reorganization, which must be approved by the Bankruptcy Court, could materially change the amounts and classifications in the historical Condensed Consolidated Financial Statements.

The Company's Chapter 11 cases followed an extended effort by the Company to restructure its business to strengthen its competitive and financial position. However, due to a growing national shortage of qualified pilots in the United States it made it increasingly difficult to maintain the necessary pilot staffing levels to sustain reliable performance requirements under the agreements with the Company's Partners. As a result of the pilot shortage, the Company has been forced to ground operating aircraft and reduce scheduled flying for each of its Partners, which has adversely affected the Company's financial position and cash flows from operations. Although a new three year collective bargaining agreement reached with its pilots in late 2015 has enabled the Company to stem the rate of attrition and significantly increase new pilot hiring, the Company needs time to be able to train new pilots, return more of its idled aircraft to revenue service, and restore higher levels of scheduled service for its Partners.

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

•
Continue to simplify its operating fleet by operating only larger regional jets. Network carrier consolidation, along with historically high fuel prices, have limited the economic use of smaller regional jets. The Company is actively seeking opportunities to transition out of its 50-seat regional jet and has transitioned out of its turboprop operational fleet with the ultimate objective of operating a single fleet type.

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

General Information

Notices to Creditors; Effect of Automatic Stay. The Debtors have begun the process of seeking to notify all known current or potential creditors that the Chapter 11 cases had been filed. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a prepetition claim, are enjoined unless and until the Bankruptcy Court lifts the automatic stay as to any such claim. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.

Appointment of Creditors’ Committee. On March 4, 2016, the U.S. Trustee for the Southern District of New York appointed an official committee of unsecured creditors (the “Creditors’ Committee”) for the Chapter 11 cases.  The Bankruptcy Code provides for the U.S. Trustee to appoint a statutory committee of creditors holding unsecured claims as soon as practicable after the commencement of a Chapter 11 case.  The statutory creditors’ committee ordinarily consists of holders of the seven largest unsecured claims who are willing to serve.  Generally, an official creditors’ committee represents the interests of all unsecured creditors in a bankruptcy case.

On April 4, 2016, the Company submitted a letter to the Office of the United States Trustee of the Southern District of New York to oppose the creation of an official committee of equity security holders. After careful consideration of the facts of the case and analysis of the requests, the United States Trustee declined to form an Official Equity Committee.

Executory Contracts and Unexpired Leases.  Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, certain aircraft, aircraft engines, appliances and spare parts (each, as defined in section 1110(a)(3)(A)(i) of the Bankruptcy Code), and collectively with all records and documents relating thereto, the ("Aircraft Equipment") and leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. Under the Bankruptcy Code, the Debtors’ rights to assume, assume and assign, or reject unexpired leases of non-residential real estate expire on June 25, 2016 (subject to further extension by the Bankruptcy Court). In general, rejection of an executory contract or unexpired lease is treated as a prepetition breach of the executory contract or unexpired lease in question and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases have the right to file claims against the Debtors’ estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing defaults under such executory contract or unexpired lease.

Any description of an executory contract or unexpired lease, including where applicable the Debtors’ express termination rights or a quantification of their obligations, must be read in conjunction with, and is qualified by, any rights the Debtors have under Section 365 of the Bankruptcy Code.

The Debtors expect that liabilities subject to compromise and resolution in the Chapter 11 Cases will arise in the future as a result of damage claims created by the Debtors’ rejection of various executory contracts and unexpired leases.

Special Protection Applicable to Leases and Secured Financing of Aircraft Equipment. Notwithstanding the general discussion above of the impact of the automatic stay, under Section 1110 of the Bankruptcy Code (“Section 1110”), beginning 60 days after filing a petition under Chapter 11, certain secured parties, lessors and conditional sales vendors may have a right to take possession of certain qualifying Aircraft Equipment that is leased or subject to a security interest or conditional sale contract, unless the Debtors, subject to approval by the Bankruptcy Court, agree to perform under the applicable agreement, and cure any defaults as provided in Section 1110 (other than defaults of a kind specified in Section 365(b)(2) of the Bankruptcy Code).  Taking such action does not preclude the Debtors from later rejecting the applicable lease or surrendering and returning the Aircraft Equipment subject to the related security agreement.

The Debtors may extend the 60-day period by agreement of the relevant financing party, with Bankruptcy Court approval. In the absence of an agreement and cure as described above or such an extension, following written demand for possession, the financing party may take possession of the Aircraft Equipment and enforce any of its contractual rights or remedies to sell, lease or otherwise retain or dispose of such Aircraft Equipment.

The 60-day period under Section 1110 in the Chapter 11 Cases expired on April 26, 2016. In accordance with the Bankruptcy Court’s Order Authorizing the Debtors to (i) Enter into Agreements Under 11 U.S.C. 1110(a), (ii) Enter into Stipulations to Extend the Time to Comply with 11 U.S.C. 1110 and (iii) File Redacted Section 1110 Notices and 1110(b) Stipulations, dated March 23, 2016, the Debtors have entered into agreements to extend the automatic stay or agreed to perform and cure defaults under financing agreements with respect to certain Aircraft Equipment. While the Debtors have reached agreements on, or agreements on key aspects of, renegotiated terms with respect to certain of their Aircraft Equipment and are continuing to negotiate terms with respect to many of their other Aircraft Equipment financings, the ultimate outcome of these negotiations cannot be predicted with certainty. To the extent the Debtors are unable to reach definitive agreements with Aircraft Equipment financing parties, those parties may seek to repossess the subject Aircraft Equipment pursuant to section 1110(c) of the Bankruptcy Code. The loss of a significant number of aircraft could result in a material adverse effect on the Debtors’ financial and operating performance.

Magnitude of Potential Claims The Debtors will file with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. All of the schedules are subject to further amendment or modification.

Bankruptcy Rule 3003(c)(3) requires the Bankruptcy Court to fix the time within which proofs of claim must be filed in a Chapter 11 case pursuant to section 501 of the Bankruptcy Code. This Bankruptcy Rule also provides that any creditor who asserts a claim against the Debtors that arose prior to the Petition Date and whose claim (i) is not listed on the Debtors’ schedules or (ii) is listed on the schedules as disputed, contingent, or unliquidated, must file a proof of claim. The Bankruptcy Court has not yet established a date and time by which such proofs of claim must be filed.

Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete. At this time, the Debtors estimate that the ultimate amount of allowed claims to be between $585.0 million and $1.0 billion. However, the actual allowed amount may differ.

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

Liabilities Subject to Compromise. The Debtors have incurred and will continue to incur significant costs associated with their reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Debtors’ results of operations. Claims related to reorganization items are reflected in liabilities subject to compromise on the Condensed Consolidated Balance Sheet as of March 31, 2016. For additional information, see Note 1 to the Condensed Consolidated Financial Statements.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table sets forth operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights	Three Months Ended March 31,
	2016	2015	Change
Fixed-fee service revenues	$295.8	$335.5	(11.8)%
Other revenues	5.9	5.5	7.3%
Total operating revenues (millions)	$301.7	$341.0	(11.5)%
Total operating and interest expense (millions)	$323.6	$329.8	(1.9)%
Operating aircraft at period end:
44-50 seats[1]	30	41	(26.8)%
69-99 seats[2]	192	201	(4.5)%
Block hours[3]	151,984	177,568	(14.4)%
Departures	81,426	96,627	(15.7)%
Passengers carried	4,266,539	5,018,862	(15.0)%
Revenue passenger miles ("RPM") (millions)[4]	2,345	2,618	(10.4)%
Available seat miles ("ASM") (millions)[5]	3,126	3,490	(10.4)%
Passenger load factor[6]	75.0%	75.0%	0.0 pts
Cost per ASM, including interest expense (cents)	10.35	9.45	9.5%
Cost per ASM, including interest expense and excluding fuel expense (cents)	10.35	9.34	10.8%
Average daily utilization of each aircraft (hours)[7]	9.5	9.0	5.6%
Average length of aircraft flight (miles)	512	511	0.2%

1.
Excludes 11 owned E140 aircraft that were abandoned and four leased E140 aircraft that were permanently parked, 16 owned and 14 leased E145 aircraft that were temporarily parked while we negotiate the disposition of aircraft in bankruptcy, and five owned E145 aircraft that were leased to other operators, as of March 31, 2016. Excludes 11 owned that were abandoned and four leased E140 aircraft that were permanently parked, four owned and nine leased E145 aircraft that were temporarily parked, and one owned E135 aircraft and 11 owned E145 aircraft that were leased to other operators, as of March 31, 2015.

2.
Excludes one owned E190 aircraft that is held for sale, 24 leased Q400 aircraft of which; 19 were temporarily parked and five that were transitioned to Flybe and three owned E170 aircraft that were leased to other operators, as of March 31, 2016. Excludes five leased Q400 aircraft that were temporarily parked that transition to Flybe and three owned E170 aircraft that were leased to other operators, as of March 31, 2015.

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

The following table sets forth information regarding the Company’s revenues and expenses for the three months ended March 31, 2016 and 2015 (in millions).

Three Months Ended March 31,	2016	2015	$ Variance	% Variance
Fixed-fee service revenues	$295.8	$335.5	$(39.7)	(11.8)%
Other revenues	5.9	5.5	0.4	7.3%
TOTAL OPERATING REVENUES	301.7	341.0	(39.3)	(11.5)%
OPERATING EXPENSES:
Wages and benefits	104.7	94.1	10.6	11.3%
Aircraft fuel	0.2	3.7	(3.5)	(94.6)%
Landing fees and airport rents	5.6	5.9	(0.3)	(5.1)%
Aircraft and engine rent	21.8	31.2	(9.4)	(30.1)%
Maintenance and repair	67.8	67.2	0.6	0.9%
Insurance and taxes	5.1	4.9	0.2	4.1%
Depreciation and amortization	51.8	46.0	5.8	12.6%
Other	36.4	46.8	(10.4)	(22.2)%
Total operating expenses	293.4	299.8	(6.4)	(2.1)%
OPERATING INCOME	8.3	41.2
Total non-operating expense, net	(30.2)	(30.0)	0.2	0.7%
Income (Loss) Before Reorganization Items, Net and Income Taxes	(21.9)	11.2
Reorganization Items, Net	(215.1)	—	$215.1	100.0%
INCOME (LOSS) BEFORE INCOME TAXES	$(237.0)	$11.2	$(248.2)	(2,216.1)%

Operating Revenues

Operating revenues decreased $39.3 million, or 11.5%, during the first quarter of 2016 to $301.7 million. Fixed-fee service revenue decreased $39.7 million, or 11.8%, to $295.8 million primarily due to a decrease in block hours and reduced revenues associated with the non-reimbursed aircraft ownership costs associated with aircraft removed from revenue service during the first quarter, primarily due to lack of pilots and wind-down of Q400 operations.

Factors relating to significant changes in operating expenses are discussed below.

Wages and benefits expenses increased 11.3%, or $10.6 million, primarily due to an increase in expense related to the ratification of the pilot contract, coupled with an increase in cost of benefits we provide to our employees. The Company expects wages and benefits expense to continue to increase through the end of 2016 as a result of the new collective bargaining agreement which was implemented in the fourth quarter of 2015, coupled with the retention bonus of $14.0 million expected to be paid in November 2016.

Aircraft and engine rent expense decreased 30.1%, or $9.4 million, due primarily to the Company's wind-down of Q400 and E190 operations year over year.

Depreciation and amortization expense increased 12.6%, or $5.8 million, due primarily to the increase in the number of owned aircraft.

Other expenses decreased 22.2%, or $10.4 million, primarily due to a reduction in aircraft return costs, severance costs and loss on asset disposals.

Charges to reorganization items, net, of $215.1 million for the first quarter of 2016 are primarily from estimated claims associated with restructuring certain capacity purchase agreements and lessor agreements.

We recorded an income tax benefit of $88.9 million at a 37.5% effective tax rate during 2016, compared with an income tax expense of $4.8 million at a 42.9% effective tax rate during 2015. The 2016 and 2015 effective tax rates were different than the statutory rate, primarily due to miscellaneous non-deductible expenses.

Liquidity and Capital Resources

The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 cases. Those proceedings will involve, or may result in, various restrictions on our activities, limitations on financing, the need to consult with the Creditors' Committee and other key stakeholders and to obtain Bankruptcy Court approval for various matters, and uncertainty as to relationships with vendors, suppliers, customers, labor and others with whom we may conduct or seek to conduct business. The Debtors cannot predict the impact, if any, that its Chapter 11 cases might have on these obligations. For further information regarding the Chapter 11 cases, see Note 1 to the Condensed Consolidated Financial Statements.

The Bankruptcy Filing constituted an event of default for certain of the Company's debt and lease obligations and therefore the debt has been reflected as current on the Company's consolidated balance sheet as of March 31, 2016 and December 31, 2015. However, payment obligations under the debt and lease agreements are stayed as a result of the Bankruptcy Filing and the creditors' and lessors' rights of enforcement of the debt and lease agreements are subject to the applicable provisions of the Bankruptcy Code.

As of March 31, 2016, we had a total cash balance of $184.8 million, of which $9.0 million was restricted. At March 31, 2016, we have classified the Company's debt as current on the condensed consolidated balance sheet, therefore we had a working capital deficit of $1,989.4 million. Excluding the debt that was reclassified to current we had a working capital deficit of $27.9 million. Unrestricted cash on hand and the cash generated from operations may not be sufficient to cover our capital expenditures and debt repayments for the next 12 months.

Net cash provided by operating activities for the three months ended March 31, 2016 was $64.3 million compared to $57.2 million in the first three months of 2015. The $7.1 million increase was primarily attributable to the change in working capital, offset by the decrease in income before taxes.  Claims related to reorganization items were all non-cash items for the three months ended March 31, 2016.

Net cash used by investing activities for the three months ended March 31, 2016 was $79.1 million compared to $101.4 million in the first three months of 2015.  The $22.3 million decrease was primarily due to a decrease in the number of aircraft deliveries year over year, offset by the proceeds from the sale of one E190 aircraft in 2016 compared to proceeds from the sale of three E190 aircraft in 2015.

Net cash provided by financing activities was $17.1 million for the three months ended March 31, 2016, compared to $21.0 million for the first three months of 2015.  The $3.9 million decrease in cash provided by financing activities primarily relates to the decrease from the proceeds from debt issuance and other refinancing for the four E175 aircraft of $87.7 million during the first three months of 2016 compared to the proceeds from debt issuance and other refinancing for the six E175 aircraft of $132.5 million during the first three months of 2015, offset by lower debt and early extinguishment payments due to the filing of Chapter 11 on February 25, 2016.

Other Liquidity

In connection with the Company's Chapter 11 cases, on March 24, 2016, the Company and Delta entered into a debtor-in-possession credit agreement pursuant to which Delta agreed to provide $75.0 million in secured debtor-in-possession financing (the "DIP Financing") to the Company, guaranteed by the Company's subsidiaries. Such DIP Financing was approved by the court on Friday May 6, 2016, the Company expects to close the DIP Financing no later than May 16, 2016.

Aircraft Leases and Other Leases

We have significant obligations for aircraft and engines that are classified as operating leases, and therefore are not reflected as liabilities on our balance sheet. Our aircraft leases expire between 2016 and 2023. As of March 31, 2016, our total mandatory payments under operating leases for aircraft aggregated to approximately $389.5 million and total minimum aircraft rental payments for the next 12 months under all non-cancelable aircraft operating leases is approximately $113.8 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. These leases expire from 2016 through 2033. As of March 31, 2016, our total mandatory payments under other non-cancelable operating leases aggregated to approximately $101.6 million. Total minimum other rental payments for the next 12 months are approximately $19.2 million.

Purchase Commitments

As of March 31, 2016, the Company has firm orders to purchase 40 CS300 aircraft that have scheduled delivery dates beginning in early 2015 and continuing through 2017. In 2015, Bombardier announced that the aircraft would not be expected into service until late 2016. The Company has stopped making pre-delivery deposit payments on these aircraft.

The Company also has a commitment for 40 Embraer E175 aircraft under the United brand that have scheduled delivery dates currently and through the third quarter of 2017. As of March 31, 2016, 16 of these aircraft have been delivered and placed into service with United and the remaining 24 E175 aircraft are scheduled to be placed into service with United through the third quarter of 2017. The Company can provide no assurance that it will be able to accept and finance these aircraft and place the aircraft into service for United during the pendency of the bankruptcy case.

The Company also has a commitment to acquire 19 spare aircraft engines (of which six have been delivered as of March 31, 2016). The Company expects to take delivery of the engines as follows: five engines in 2016, seven engines in 2017, and one engine in 2018. The Company can provide no assurance that it will be able to accept and finance these engines during the pendency of the bankruptcy case.

The following table displays the Company's future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due by Period
						Beyond
	2016	2017	2018	2019	2020	2021	Total
Debt or lease financed aircraft under purchase obligations (1)	$1,099.6	$1,471.0	$778.4	$—	$—	$—	$3,349.0
Engines under firm orders	33.7	48.7	7.0	—	—	—	89.4
Total contractual obligations for aircraft and engines	$1,133.3	$1,519.7	$785.4	$—	$—	$—	$3,438.4

(1) Represents delivery of CS300s based on estimated service beginning in late 2016 and E175 aircraft through the third quarter of 2017.

The information in the table above reflects a purchase price of the aircraft at projected delivery dates.

The assumption of agreements related to the Company’s aircraft commitments is subject to collaboration with the Company’s key stakeholders and, in some instances, approval of the Bankruptcy Court. The Company cannot predict what the outcome of these discussions and the Bankruptcy Court process will be.

Critical Accounting Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Interest Rates

Our earnings can be affected by changes in interest rates due to the amount of cash and securities held and variable rate debt. At March 31, 2016, approximately $1.7 million of our outstanding debt was at variable interest rates.   A one hundred basis point change in the LIBOR rate would not materially increase or decrease interest expense for the three months ended March 31, 2016.

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

Changes in Internal Control

During the three months ended March 31, 2016, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “10-K”), which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. Exhibits

(a)	Exhibits

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

31.2
Certification by Joseph P. Allman, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

32.2
Certification by Joseph P. Allman, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated:	May 9, 2016	By:	/s/ Bryan K. Bedford
Name: Bryan K. Bedford
Title: Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Dated:	May 9, 2016	By:	/s/ Joseph P. Allman
Name: Joseph P. Allman
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

(a)	Exhibits

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

31.2
Certification by Joseph P. Allman, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

32.2
Certification by Joseph P. Allman, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)