Form 10-Q
period 2016-06-30
REPUBLIC AIRWAYS HOLDINGS INC
filed 2016-07-26
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

☐  Yes    ☑No

Number of shares of Common Stock outstanding as of the close of business on July 26, 2016: 50,955,051.

TABLE OF CONTENTS
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
DEBTORS AND DEBTORS IN POSSESSION

All other items of this report are inapplicable.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
DEBTORS AND DEBTORS IN POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share and per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$149.3	$173.5
Restricted cash	15.4	4.5
Receivables - net of allowance for doubtful accounts of $1.9 and $1.8, respectively	102.2	77.4
Inventories	50.8	53.4
Prepaid expenses and other current assets	18.2	10.4
Assets held for sale	25.4	45.4
Total current assets	361.3	364.6
Aircraft and other equipment, net	2,951.7	3,006.3
Maintenance deposits	28.2	49.9
Intangible and other assets, net	127.3	175.6
Total assets	$3,468.5	$3,596.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$281.3	$2,443.5
Accounts payable	9.8	22.8
Accrued liabilities	149.5	183.5
Total current liabilities	440.6	2,649.8
Long-term debt - less current portion	1,939.6	—
Deferred credits and other non-current liabilities	34.4	86.9
Deferred income taxes	103.1	259.6

Liabilities subject to compromise	627.8	—

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; one vote per share;150,000,000 shares authorized; 60,521,616 and 60,521,616 shares issued and 50,955,051 and 50,948,385 shares outstanding, respectively	—	—
Additional paid-in capital	435.7	434.1
Treasury stock, 9,546,147 shares at cost	(183.9)	(183.9)
Accumulated other comprehensive loss	(2.2)	(2.2)
Accumulated earnings	73.4	352.1
Total stockholders' equity	323.0	600.1
Total liabilities and stockholders' equity	$3,468.5	$3,596.4

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
DEBTORS AND DEBTORS IN POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
OPERATING REVENUES:
Fixed-fee service	$319.2	$332.6	$615.0	$668.1
Other	3.6	5.0	9.5	10.5
Total operating revenues	322.8	337.6	624.5	678.6

OPERATING EXPENSES:
Wages and benefits	102.4	95.1	207.1	189.2
Aircraft fuel	0.3	3.9	0.5	7.6
Landing fees and airport rents	1.7	6.2	7.3	12.1
Aircraft and engine rent	8.0	31.1	29.8	62.3
Maintenance and repair	67.6	64.1	135.4	131.3
Insurance and taxes	3.6	4.9	8.7	9.8
Depreciation and amortization	47.3	46.7	99.1	92.7
Other	38.2	47.7	74.6	94.5
Total operating expenses	269.1	299.7	562.5	599.5

OPERATING INCOME	53.7	37.9	62.0	79.1
OTHER INCOME (EXPENSE):
Interest expense	(29.4)	(30.1)	(59.6)	(60.1)
Other, net	—	1.3	—	1.3
Total other expense	(29.4)	(28.8)	(59.6)	(58.8)

INCOME BEFORE REORGANIZATION ITEMS AND INCOME TAXES	24.3	9.1	2.4	20.3

REORGANIZATION ITEMS, NET	(222.5)	—	(437.6)	—

INCOME (LOSS) BEFORE INCOME TAXES	(198.2)	9.1	(435.2)	20.3

INCOME TAX EXPENSE (BENEFIT)	(67.6)	4.8	(156.5)	9.6

NET INCOME (LOSS)	$(130.6)	$4.3	$(278.7)	$10.7

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$(2.56)	$0.08	$(5.47)	$0.21

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$(2.56)	$0.08	$(5.47)	$0.21

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
DEBTORS AND DEBTORS IN POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
NET INCOME (LOSS)	$(130.6)	$4.3	$(278.7)	$10.7
Other comprehensive income, net:
Reclassification adjustment for income realized on derivatives, net of tax	—	0.1	—	0.1

TOTAL COMPREHENSIVE INCOME (LOSS), NET	$(130.6)	$4.4	$(278.7)	$10.8

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
DEBTORS AND DEBTORS IN POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Six Months Ended June 30,
	2016	2015

NET CASH FROM OPERATING ACTIVITIES	$137.1	$118.3

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(109.0)	(155.8)
Proceeds from sale of aircraft and other assets	34.0	89.5
Aircraft deposits returned (paid)	2.0	(6.5)
Change in restricted cash	(10.8)	1.6

NET CASH USED IN INVESTING ACTIVITIES	(83.8)	(71.2)

FINANCING ACTIVITIES:
Payments on debt	(151.2)	(148.8)
Proceeds from debt issuance and refinancing	108.8	159.9
Payments on early extinguishment of debt and refinancing	(34.5)	(91.0)
Proceeds from exercise of stock options	—	2.7
Other, net	(0.6)	(2.2)

NET CASH USED IN FINANCING ACTIVITIES	(77.5)	(79.4)

NET CHANGES IN CASH AND CASH EQUIVALENTS	(24.2)	(32.3)
CASH AND CASH EQUIVALENTS—Beginning of period	173.5	223.9
CASH AND CASH EQUIVALENTS—End of period	$149.3	$191.6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$50.6	$52.8
Income taxes paid	0.5	0.2

NON-CASH INVESTING & FINANCING TRANSACTIONS:
Other equipment acquired through manufacturer credits	1.6	8.1
Manufacturer credit applied to the purchase of aircraft	5.4	4.8

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
DEBTORS AND DEBTORS IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Chapter 11 and Going Concern

On February 25, 2016 (the “Petition Date”), Republic Airways Holdings Inc. (the "Company") and certain of its wholly-owned direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Chapter 11 cases are being administered under the caption "In re Republic Airways Holdings Inc., et al." Case Number 16-10429.

The Condensed Consolidated Financial Statements of the Debtors are substantially the same as the Condensed Consolidated Financial Statements of Republic Airways Holdings Inc. and Subsidiaries except the Debtors’ consolidated balance sheet includes an intra-entity payable of $198.6 million and debt is reduced by $198.6 million as of June 30, 2016.  The Debtors’ consolidated balance sheet also includes an intra-entity receivable of $7.0 million as of June 30, 2016.  The remaining differences in the consolidated balance sheet relate to the investment in Non-Debtor entities, stockholders’ equity and deferred income taxes and are not material.  The Debtors’ and Republic Airways Holdings Inc.’s consolidated statements of operations are the same for the six months ended June 30, 2016.

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

The Debtors have not yet prepared or filed with the Bankruptcy Court a plan of reorganization. The periods in which the Debtors have the exclusive right to file a Chapter 11 plan and solicit acceptances of such plan have been extended by order of the Bankruptcy Court through and including December 31, 2016 and March 1, 2017, respectively. The ultimate plan of reorganization, which must be approved by the Bankruptcy Court, could materially change the amounts and classifications in the historical Condensed Consolidated Financial Statements.

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

Appointment of Creditors’ Committee. On March 4, 2016, the U.S. Trustee for the Southern District of New York (the “U.S. Trustee”) appointed an official committee of unsecured creditors (the “Creditors’ Committee”) for the Chapter 11 Cases. The composition of the Creditors’ Committee was amended by the U.S. Trustee on June 3, 2016. The Bankruptcy Code provides for the U.S. Trustee to appoint a statutory committee of creditors holding unsecured claims as soon as practicable after the commencement of a Chapter 11 case. The statutory creditors’ committee ordinarily consists of holders of the seven largest unsecured claims who are willing to serve.  Generally, an official creditors’ committee represents the interests of all unsecured creditors in a bankruptcy case.

On April 4, 2016, the Company submitted a letter to the Office of the United States Trustee of the Southern District of New York to oppose the creation of an official committee of equity security holders. After careful consideration of the facts of the case and analysis of the requests, the United States Trustee declined to form an Official Equity Committee.

Executory Contracts and Unexpired Leases.  Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, certain aircraft, aircraft engines, appliances and spare parts (each, as defined in section 1110(a)(3)(A)(i) of the Bankruptcy Code), and collectively with all records and documents relating thereto, the ("Aircraft Equipment") and leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. The Debtors’ rights to assume, assume and assign, or reject unexpired leases of non-residential real estate have been extended by order of the Bankruptcy Court through and including September 22, 2016.

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

The 60-day period under Section 1110 in the Chapter 11 Cases expired on April 26, 2016. In accordance with the Bankruptcy Court’s Order Authorizing the Debtors to (i) Enter into Agreements Under 11 U.S.C. 1110(a), (ii) Enter into Stipulations to Extend the Time to Comply with 11 U.S.C. 1110 and (iii) File Redacted Section 1110 Notices and 1110(b) Stipulations, dated March 23, 2016, the Debtors have entered into agreements to extend the 60-day period set forth in section 1110(a)(2) or agreed to perform and cure defaults under financing agreements with respect to certain Aircraft Equipment. While the Debtors have reached agreements on, or agreements on key aspects of, renegotiated terms with respect to certain of their Aircraft Equipment and are continuing to negotiate terms with respect to many of their other Aircraft Equipment financings, the ultimate outcome of these negotiations cannot be predicted with certainty. To the extent the Debtors are unable to reach definitive agreements with Aircraft

Equipment financing parties, those parties may seek to repossess the subject Aircraft Equipment pursuant to Section 1110(c) of the Bankruptcy Code. The loss of a significant number of operating aircraft could result in a material adverse effect on the Debtors’ financial and operating performance.

In accordance with Section 1110 of the Bankruptcy Code, as of June 30, 2016, the Company had (i) rejected leases relating to one E170 aircraft, 24 E145 aircraft and 11 related spare engines and 27 Q400 aircraft and six related spare engines; (ii) surrendered and returned 11 E140/145 aircraft and two spare engines subject to mortgages; (iii) made elections under section 1110(a) of the Bankruptcy Code with respect to 15 E140/145 aircraft, 158 E170/175 aircraft, 19 spare engines related to the E170/175 fleet and certain spare parts collateral; and (iv) reached agreement under section 1110(b) to extend the section 1110 deadline with respect to six leased E140/145 aircraft, six owned E140/145 aircraft, 19 E170 aircraft and 13 E175 aircraft.  The Company also reached stipulations with secured parties with respect to the prompt consensual surrender and return of six leased E140/145 aircraft and 10 owned E140/145 aircraft subject to mortgages.

Magnitude of Potential Claims On May 26, 2016, the Debtors filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. All of the schedules are subject to further amendment or modification.

Bankruptcy Rule 3003(c)(3) requires the Bankruptcy Court to fix the time within which proofs of claim must be filed in a Chapter 11 case pursuant to section 501 of the Bankruptcy Code. This Bankruptcy Rule also provides that any creditor who asserts a claim against the Debtors that arose prior to the Petition Date and whose claim (i) is not listed on the Debtors' schedules or (ii) is listed on the schedules as disputed, contingent, or unliquidated, must file a proof of claim. On June 13, 2016, the Bankruptcy Court entered an order that established July 22, 2016 at 4:00 p.m. (Eastern Time) as the general deadline to file proofs of claims against any Debtor. The deadline for governmental units to file proofs of claims is August 23, 2016 at 4:00 p.m. More information regarding the filing of proofs of claims can be obtained at https://cases.primeclerk.com/rjet/. Information on this website is not incorporated into or otherwise made a part of this Quarterly Report on Form 10-Q.

Differences between amounts scheduled by the Debtors and claims by creditors will be assessed and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

Impact of Chapter 11 Filing on Availability and Utilization of Net Operating Losses—The availability and utilization of net operating losses after the Company’s emergence from Chapter 11 is uncertain at this time and will be highly influenced by the composition of the plan of reorganization that is ultimately pursued. However, the Company’s net operating losses (“NOLs”) could be utilized in the near term to offset gains on the expected disposition of aircraft. On February 25, 2016, we filed the motion to request the Bankruptcy Court to establish Notification Procedures on Certain Transfers of Claims Against and Interests in the Debtors’ Estates, which restricts trading in the Company’s common stock and claims. The order is intended to prevent certain transfers of the Company’s common stock and certain transfers of claims against the Debtors that could impair the ability of one or more of the Debtors’ estates to use their net operating loss carryovers and certain other tax attributes currently or on a reorganized basis. Any acquisition, disposition, or other transfer of equity or claims on or after February 25, 2016 in violation of the restrictions set forth in the order will be null and void ab initio and/or subject to sanctions as an act in violation of the automatic stay under sections 105(a) and 362 of the Bankruptcy Code. The order applies to (i) “Substantial Equity holders,” i.e., persons who are, or as a result of a transaction would become, the beneficial owner of approximately 4.75% of the outstanding shares of the Company’s common stock and (ii) “Substantial Claimholders,” i.e., persons who are, or as a result of a transaction become, the beneficial owner of unsecured claims in excess of a threshold amount of unsecured claims (initially $4.9 million of unsecured claims, but was increased to $22.5 million of unsecured claims and may subsequently be increased or decreased again under certain circumstances in connection with the Debtors’ filing of a Chapter 11 plan). In the case of Substantial Equity holders, the order imposes current restrictions with respect to the acquisition or disposition of the Company’s stock, and certain notifications may be required. In the case of Substantial Claimholders, the order imposes a procedure pursuant to which, under certain circumstances, the claims acquired during the Chapter 11 cases may have to be resold, and certain notifications may be required.

Liabilities Subject to Compromise

The following table summarizes the components of liabilities subject to compromise included on the Condensed Consolidated Balance Sheet as of June 30, 2016:

(in millions)
Debt (including accrued interest of $1.2)	$66.7
Deferred credits and other non-current liabilities	41.7
Accounts payable and other accrued liabilities	139.0
Partner liabilities	380.4
Total liabilities subject to compromise	$627.8

Debt, including undersecured debt, classified as subject to compromise as of June 30, 2016:

(in millions)
Promissory notes payable, collateralized by aircraft, bearing interest at fixed rates	$64.9
Other	0.6
Total debt subject to compromise	$65.5

Liabilities subject to compromise refers to prepetition obligations which may be impacted by the Chapter 11 reorganization process. These amounts represent the Debtors’ current estimate of known or potential prepetition obligations to be resolved in connection with the Chapter 11 Cases.

Reorganization Items, net

Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 proceedings. The following table summarizes the components included in reorganization items, net on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016:

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2016	June 30, 2016
Aircraft financing renegotiations, rejections, and other items	$8.2	$49.1
Partner renegotiations	195.1	365.8
Professional fees	19.2	22.7
Total reorganization items, net	$222.5	$437.6

Claims related to reorganization items are reflected in liabilities subject to compromise in the Condensed Consolidated Balance Sheets and the Company paid $7.4 million related to the reorganization items for the three and six months ended June 30, 2016.

Partners

On May 6, 2016, the Bankruptcy Court approved amendments to the Company's agreements with Delta Air Lines. The amendments to the agreements result in the following items: consensual wind-down of our single-class flying, full settlement of litigation and related claims, full restoration of 30 E170 and E175 aircraft, increased reimbursement rates in the single- and dual-class agreements, compensation for certain slots. The Company also entered a Debtor-In-Possession ("DIP") Financing Agreement that will provide incremental liquidity in the form of $75.0 million.

On June 15, 2016, the Bankruptcy Court approved amendments to the Company's agreements with United Airlines, Inc. The amended agreements provide substantial and interrelated operational and economic benefits, including an increase in reimbursement rates, an extension in duration of the 38 E170 aircraft, modifications that improve our operating schedules, and revisions to the delivery schedule for the remaining E175 aircraft.

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

In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal, recurring nature unless otherwise disclosed.  The results of operations for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed March 11, 2016.

3. Summary of Significant Accounting Policies

Rental Income – Under the Company’s fixed-fee code-share and fixed-fee charter agreements, the Company is reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  The Company has concluded that a component of its fixed-fee service revenue under the agreements discussed above is rental income, inasmuch as the agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the three months ended June 30, 2016 and 2015 were $92.3 million and $111.4 million, respectively. The amounts deemed to be rental income during the six months ended June 30, 2016 and 2015 were $187.8 million and $224.3 million, respectively, and have been included in fixed-fee service revenues in the Company’s Condensed Consolidated Statements of Operations.

Other Revenue – Other revenue primarily consists of revenue related to lease revenue for aircraft and slots leased under operating leases.

Interest Expense – In accordance with ASC 852, the Debtors record interest expense only to the extent (1) interest will be paid during the Chapter 11 Cases or (2) it is probable that the Bankruptcy Court will allow a claim in respect of such interest. Interest expense recorded in the Condensed Consolidated Statements of Operations totaled $29.4 million and $59.6 million for the three and six months ended June 30, 2016, respectively.  Contractual interest expense (including interest expense that is associated with obligations in liabilities subject to compromise) during this period totaled $30.5 million and $61.2 million, respectively.

Reorganization Items - Reorganization items primarily consists of the expected amount of allowed claims related to aircraft settlement and rejections, partner renegotiations and professional fees.

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

Stockholders’ Equity – For the period from December 31, 2015 through June 30, 2016, additional paid-in capital increased to $435.7 million from $434.1 million due to $1.6 million of stock compensation expense, accumulated other comprehensive loss remained at $2.2 million and accumulated earnings decreased to $73.4 million from $352.1 million based on current year-to-date net loss.

Net Income (Loss) Per Common Share – The following table is based on the weighted average number of common shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations (in millions, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic and diluted income (loss) per share:

Net income (loss)	$(130.6)	$4.3	$(278.7)	$10.7

Weighted-average common shares outstanding for basic net income (loss) per common share	50.9	50.9	50.9	50.5
Effect of dilutive employee stock options and restricted stock	—	0.1	—	0.3
Adjusted weighted-average common shares outstanding for diluted net income (loss) per common share	50.9	51.0	50.9	50.8

Net income (loss) per share - Basic	$(2.56)	$0.08	$(5.47)	$0.21

Net income (loss) per share - Diluted	$(2.56)	$0.08	$(5.47)	$0.21

The Company excluded 2.1 million and 2.0 million employee stock options and restricted stock from the calculation of diluted net income (loss) per share due to its anti-dilutive impact for the three months ended June 30, 2016 and 2015, respectively.

The Company excluded 2.1 million and 1.8 million employee stock options and restricted stock from the calculation of diluted net income per share due to their anti-dilutive impact for the six months ended June 30, 2016 and 2015, respectively.

Fair Value Measurements – ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosures about how fair value is determined for assets and liabilities and sets forth a hierarchy for which these assets and liabilities must be grouped.  The Topic establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1	quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2	quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	unobservable inputs for the asset or liability.

The following table sets forth information regarding the Company's assets measured at fair value on a recurring basis (in millions):

Fair Value of Assets on a Recurring Basis	June 30, 2016	Level 1	Level 2	Level 3
Chautauqua restructuring asset	$21.3	$—	$—	$21.3

Fair Value of Assets on a Recurring Basis	December 31, 2015	Level 1	Level 2	Level 3
Chautauqua restructuring asset	$59.1	$—	$—	$59.1

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

The Company elected the fair value option under ASC 825-10, "Financial Instruments" for the agreement related to its 28 owned aircraft because management believes the fair value option provides the most accurate representation of the economic benefit of this agreement to Chautauqua in the Company's financial statements. Under the fair value option, the Company recorded an $86.4 million asset representing the combined fair value of expected future cash inflows under the agreement, net of the value of the Company's obligations attributable to the call rights on the 28 aircraft. The recurring fair value measurement of this agreement has been calculated using an income approach, which requires the use of subjective assumptions that are considered level 3 inputs. Fair values have been estimated by discounting the cash flows expected to be received over the term of the agreement, using a discount rate based on observable yields on instruments bearing comparable risks and credit worthiness of the counterparty. Critical assumptions used in the fair value measurement primarily include the amount and timing of cash inflows, the discount rate and the probability of whether the call option on the restructured aircraft will be exercised by the counterparty. A change in these assumptions could result in a significantly higher or lower fair value measurement, which would result in a gain or loss during the period in which the assumption changes. A 100 basis point change in the discount rate used would not have a significant impact on the change in fair value of the restructuring asset as of June 30, 2016. Similarly, a change in the assumed probability of whether the call option on the restructured aircraft will be exercised could result in either a gain or loss of up to $3.2 million per aircraft during the period in which that assumption changed.

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

During the six months ended June 30, 2016, the Company recorded a fair value loss of $5.0 million which represents the decrease in fair value due primarily to the change in the assumption that the counterparty would exercise all of its call rights on the aircraft covered by the agreement offset by the decrease in cash outflows related to certain return conditions of the aircraft. The Company also recorded a $24.1 million adjustment during the three and six months ended June 30, 2016 to reorganization expense for the removal of eight rejected aircraft that were included in the Chautauqua restructuring asset.

As of June 30, 2016, the Company would owe approximately $68.4 million under certain circumstances of non-performance or voluntary repayment, however; the Company estimated the probability of non-performance or repayment as remote.
The asset is recorded as a component of Intangible and other assets, net, in the Condensed Consolidated Balance Sheet. The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements using Level 3 inputs (in millions):

	Three Months Ended
Chautauqua Restructuring Asset	June 30, 2016	June 30, 2015
Beginning Balance	$53.6	$78.5
Rejection of aircraft	(24.1)	—
Cash received or other	(8.2)	(7.7)
Ending Balance	$21.3	$70.8

	Six Months Ended
Chautauqua Restructuring Asset	June 30, 2016	June 30, 2015
Beginning Balance	$59.1	$81.2
Rejection of aircraft	(24.1)	—
Cash received or other	(13.7)	(10.4)
Ending Balance	$21.3	$70.8

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

($ in millions)	June 30,	December 31,
	2016	2015
Net carrying amount	$2,220.9	$2,460.7
Estimated fair value	2,000.0	2,222.7

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

4.  Debt

During the six months ended June 30, 2016, the Company took delivery of four aircraft and borrowed $87.7 million secured by the aircraft. In addition, the Company sold one E190 aircraft for proceeds of $21.9 million. The proceeds from the sale of this aircraft were used to extinguish the debt associated with the aircraft of $20.1 million.

During April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs. This ASU requires that debt issue costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability. We adopted ASU 2015-03 effective January 1, 2016. Adoption of this ASU resulted in a retrospective reclassification of our debt issuance costs from other assets to debt on the Condensed Consolidated Balance Sheet of $17.2 million as of December 31, 2015.

The Bankruptcy Filing constituted an event of default for certain of the Company's debt and lease obligations and therefore the debt has been reflected as current on the Company's condensed consolidated balance sheet as of December 31, 2015. As of June 30, 2016, the Company has recorded cured debt obligations in current liabilities and long-term liabilities based on future maturity dates.

Debtor-in-Possession Financing

In connection with the Company's Chapter 11 cases, on March 24, 2016, the Company and Delta entered into a debtor-in-possession credit agreement pursuant to which Delta agreed to provide $75.0 million in secured DIP financing to the Company, guaranteed by the Company's subsidiaries. Such DIP Financing was approved by the court on Friday, May 6, 2016. As of June 30, 2016, the Company had not drawn on any of the amounts made available to it by the DIP Financing.

5. Commitments and Contingencies

Commitments

As of June 30, 2016, the Company has firm orders to purchase 40 CS300 aircraft that had scheduled delivery dates beginning in early 2015 and continuing through 2017. In 2015, Bombardier announced that the aircraft would not be expected into service until late 2016. The Company has stopped making pre-delivery deposit payments on these aircraft.

The Company also has a commitment for 40 Embraer E175 aircraft under the United brand that have scheduled delivery dates currently and through the third quarter of 2017. As of June 30, 2016, 16 of these aircraft have been delivered and placed into service with United and the remaining 24 E175 aircraft are scheduled to be placed into service with United in 2017 through 2018. The Company can provide no assurance that it will be able to accept and finance these aircraft and place the aircraft into service for United during the pendency of the bankruptcy case.

The Company also has a commitment to acquire 19 spare aircraft engines (of which six have been delivered as of June 30, 2016). The Company expects to take delivery of the engines as follows: five engines in 2016, seven engines in 2017, and one engine in 2018. The Company can provide no assurance that it will be able to accept and finance these engines during the pendency of the bankruptcy case.

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

(1) Represents delivery of CS300s based on estimated service beginning in 2016 and E175 aircraft through 2018.

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

As of June 30, 2016, approximately 70% of the Company's workforce is employed under union contracts. Although we have never had a work interruption or stoppage, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees. If we are unable to reach agreement with any of our unionized work groups on the amended terms of their collective bargaining agreements, we may be subject to work interruptions and/or stoppages. Any sustained work stoppages could adversely affect our ability to fulfill our obligations under our fixed-fee agreements and could have a material adverse effect on our financial condition and results of operations.

6. Subsequent Events

As of July 26, 2016, approximately 1,200 claims totaling $3.9 billion have been filed with the Bankruptcy Court against the Debtors, and we expect new and amended claims to be filed in the future, including claims amended to assign values to claims originally filed with no designated value. Through the claims resolution process, we expect to identify substantial claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, are without merit, are overstated or for other reasons. As of the date of this filing, the Company is continuing to review these claims and will file any rejections with the Bankruptcy Court to reduce current and future claims.

Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

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

As of June 30, 2016, our operating subsidiaries offered scheduled passenger service on 953 flights daily to 100 cities in 36 states, Canada, Mexico and the Caribbean under scheduled passenger service through our fixed-fee code-share agreements with United Continental Holdings, Inc. ("United"), Delta Air Lines, Inc. ("Delta"), and American Airlines Group, Inc. ("American") (collectively referred to as our "Partners"). Currently, we provide our Partners with fixed-fee regional airline services, operating as United Express, Delta Connection, or American Eagle, including service out of their hubs and focus cities. During the six months ended June 30, 2016, our operational fleet decreased from 242 to 203 aircraft. During the six months ended June 30, 2016, the Company took delivery of four E175 aircraft and rejected one E170 aircraft, 26 E145 aircraft and 16 Q400 aircraft.

On February 25, 2016 (the “Petition Date”), Republic Airways Holdings Inc. and certain of its wholly-owned direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Chapter 11 cases are being administered under the caption "In re Republic Airways Holdings Inc., et al." Case Number 16-10429.

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

The Debtors have not yet prepared or filed with the Bankruptcy Court a plan of reorganization. The periods in which the Debtors have the exclusive right to file a Chapter 11 plan and solicit acceptances of such plan have been extended by order of the Bankruptcy Court through and including December 31, 2016 and March 1, 2017, respectively. The ultimate plan of reorganization, which must be approved by the Bankruptcy Court, could materially change the amounts and classifications in the historical Condensed Consolidated Financial Statements.

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

Appointment of Creditors’ Committee. On March 4, 2016, the U.S. Trustee for the Southern District of New York (the "US Trustee") appointed an official committee of unsecured creditors (the “Creditors’ Committee”) for the Chapter 11 Cases. The composition of the Creditors’ Committee was amended by the U.S. Trustee on June 3, 2016. The Bankruptcy Code provides for the U.S. Trustee to appoint a statutory committee of creditors holding unsecured claims as soon as practicable after the commencement of a Chapter 11 case.  The statutory creditors’ committee ordinarily consists of holders of the seven largest unsecured claims who are willing to serve.  Generally, an official creditors’ committee represents the interests of all unsecured creditors in a bankruptcy case.

On April 4, 2016, the Company submitted a letter to the Office of the United States Trustee of the Southern District of New York to oppose the creation of an official committee of equity security holders. After careful consideration of the facts of the case and analysis of the requests, the United States Trustee declined to form an Official Equity Committee.

Executory Contracts and Unexpired Leases.  Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, certain aircraft, aircraft engines, appliances and spare parts (each, as defined in section 1110(a)(3)(A)(i) of the Bankruptcy Code), and collectively with all records and documents relating thereto, the ("Aircraft Equipment") and leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. The Debtors’ rights to assume, assume and assign, or reject unexpired leases of non-residential real estate have been extended by order of the Bankruptcy Court through and including September 22, 2016.

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

Any description of an executory contract or unexpired lease elsewhere in this Quarterly Report on Form 10-Q, including where applicable the Debtors’ express termination rights or a quantification of their obligations, must be read in conjunction with, and is qualified by, any rights the Debtors have under Section 365 of the Bankruptcy Code.

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

The 60-day period under Section 1110 in the Chapter 11 Cases expired on April 26, 2016. In accordance with the Bankruptcy Court’s Order Authorizing the Debtors to (i) Enter into Agreements Under 11 U.S.C. 1110(a), (ii) Enter into Stipulations to Extend the Time to Comply with 11 U.S.C. 1110 and (iii) File Redacted Section 1110 Notices and 1110(b) Stipulations, dated March 23, 2016, the Debtors have entered into agreements to extend the 60-day period set forth in section 1110(a)(2) or agreed to perform and cure defaults under financing agreements with respect to certain Aircraft Equipment. While the Debtors have reached agreements on, or agreements on key aspects of, renegotiated terms with respect to certain of their Aircraft Equipment and are continuing to negotiate terms with respect to many of their other Aircraft Equipment financings, the ultimate outcome of these negotiations cannot be predicted with certainty. To the extent the Debtors are unable to reach definitive agreements with Aircraft Equipment financing parties, those parties may seek to repossess the subject Aircraft Equipment pursuant to Section 1110(c) of the Bankruptcy Code. The loss of a significant number of operating aircraft could result in a material adverse effect on the Debtors’ financial and operating performance.

In accordance with Section 1110 of the Bankruptcy Code, as of June 30, 2016, the Company had (i) rejected leases relating to one E170 aircraft, 24 E145 aircraft and 11 related spare engines and 27 Q400 aircraft and six related spare engines; (ii) surrendered and returned 11 E140/145 aircraft and two spare engines subject to mortgages; (iii) made elections under section 1110(a) of the Bankruptcy Code with respect to 15 E140/145 aircraft, 158 E170/175 aircraft, 19 spare engines related to the E170/175 fleet and certain spare parts collateral; and (iv) reached agreement under section 1110(b) to extend the section 1110 deadline with respect to six leased E140/145 aircraft, six owned E140/145 aircraft, 19 E170 aircraft and 13 E175 aircraft.  The Company also reached stipulations with secured parties with respect to the prompt consensual surrender and return of six leased E140/145 aircraft and 10 owned E140/145 aircraft subject to mortgages.

Magnitude of Potential Claims. On May 26, 2016, the Debtors filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. All of the schedules are subject to further amendment or modification.

Bankruptcy Rule 3003(c)(3) requires the Bankruptcy Court to fix the time within which proofs of claim must be filed in a Chapter 11 case pursuant to section 501 of the Bankruptcy Code. This Bankruptcy Rule also provides that any creditor who asserts a claim against the Debtors that arose prior to the Petition Date and whose claim (i) is not listed on the Debtors’ schedules or (ii) is listed on the schedules as disputed, contingent, or unliquidated, must file a proof of claim. On June 13, 2016, the Bankruptcy Court entered an order that established July 22, 2016 at 4:00 p.m. (Eastern Time) as the general deadline to file proofs of claims against any Debtor. The deadline for governmental units to file proofs of claims is August 23, 2016 at 4:00 p.m. More information regarding the filing of proofs of claims can be obtained at https://cases.primeclerk.com/rjet/. Information on this website is not incorporated into or otherwise made a part of this Quarterly Report on Form 10-Q.

Differences between amounts scheduled by the Debtors and claims by creditors will be assessed and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.

Impact of Chapter 11 Filing on Availability and Utilization of Net Operating Losses—The availability and utilization of net operating losses after the Company’s emergence from Chapter 11 is uncertain at this time and will be highly influenced by the composition of the plan of reorganization that is ultimately pursued. However, the Company’s net operating losses (“NOLs”) could be utilized in the near term to offset gains on the expected disposition of aircraft. On February 25, 2016, we filed the motion to request the Bankruptcy Court to establish Notification Procedures on Certain Transfers of Claims Against and Interests in the Debtors’ Estates, which restricts trading in the Company’s common stock and claims. The order is intended to prevent certain transfers of the Company’s common stock and certain transfers of claims against the Debtors that could impair the ability of one or more of the Debtors’ estates to use their net operating loss carryovers and certain other tax attributes currently or on a reorganized basis. Any acquisition, disposition, or other transfer of equity or claims on or after February 25, 2016 in violation of the restrictions set forth in the order will be null and void ab initio and/or subject to sanctions as an act in violation of the automatic stay under sections 105(a) and 362 of the Bankruptcy Code. The order applies to (i) “Substantial Equity holders,” i.e., persons who are, or as a result of a transaction would become, the beneficial owner of approximately 4.75% of the outstanding shares of the Company’s common stock and (ii) “Substantial Claimholders,” i.e., persons who are, or as a result of a transaction become, the beneficial owner of unsecured claims in excess of a threshold amount of unsecured claims (initially $4.9 million of unsecured claims, but which may be subsequently increased or decreased under certain circumstances in connection with the Debtors’ filing of a Chapter 11 plan). In the case of Substantial Equity holders, the order imposes current restrictions with respect to the acquisition or disposition of the Company’s stock, and certain notifications may be required. In the case of Substantial Claimholders, the order imposes a procedure pursuant to which, under certain circumstances, the claims acquired during the Chapter 11 cases may have to be resold, and certain notifications may be required.

Liabilities Subject to Compromise. The Debtors have incurred and will continue to incur significant costs associated with their reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Debtors’ results of operations. Claims related to reorganization items are reflected in liabilities subject to compromise on the Condensed Consolidated Balance Sheet as of June 30, 2016. For additional information, see Note 1 to the Condensed Consolidated Financial Statements.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table sets forth operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights	Three Months Ended June 30,
	2016	2015	Change
Fixed-fee service revenues	$319.2	$332.6	(4.0)%
Other revenues	3.6	5.0	(28.0)%
Total operating revenues (millions)	$322.8	$337.6	(4.4)%
Total operating and interest expense (millions)	$298.5	$329.8	(9.5)%
Operating aircraft at period end:
44-50 seats[1]	15	41	(63.4)%
69-99 seats[2]	188	201	(6.5)%
Block hours[3]	150,696	182,357	(17.4)%
Departures	79,375	103,761	(23.5)%
Passengers carried	4,559,504	5,850,319	(22.1)%
Revenue passenger miles ("RPM") (millions)[4]	2,579	2,947	(12.5)%
Available seat miles ("ASM") (millions)[5]	3,233	3,628	(10.9)%
Passenger load factor[6]	79.8%	81.2%	-1.4 pts
Cost per ASM, including interest expense (cents)	9.23	9.09	1.5%
Cost per ASM, including interest expense and excluding fuel expense (cents)	9.22	8.98	2.7%
Average daily utilization of each aircraft (hours)[7]	10.0	9.2	8.7%
Average length of aircraft flight (miles)	479	493	(2.8)%

1.
Excludes 11 owned E140 aircraft that were abandoned, and three owned E145 aircraft that were temporarily parked while we negotiate the disposition of aircraft in bankruptcy, as of June 30, 2016. Excludes 11 owned E140 aircraft that were abandoned and four leased E140 aircraft that were permanently parked, seven owned and nine leased E145 aircraft that were temporarily parked, and one owned E135 aircraft and eight owned E145 aircraft that were leased to other operators, as of June 30, 2015.

2.
Excludes one owned E190 aircraft that is held for sale and three owned E170 aircraft that were leased to other operators, as of June 30, 2016. Excludes five leased Q400 aircraft, of which three were temporarily parked and two that were transitioned to Flybe and three owned E170 aircraft that were leased to other operators, as of June 30, 2015.

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

The following table sets forth information regarding the Company’s revenues and expenses for the three months ended June 30, 2016 and 2015 (in millions).

Three Months Ended June 30,	2016	2015	$ Variance	% Variance
Fixed-fee service revenues	$319.2	$332.6	$(13.4)	(4.0)%
Other revenues	3.6	5.0	(1.4)	(28.0)%
TOTAL OPERATING REVENUES	322.8	337.6	(14.8)	(4.4)%
OPERATING EXPENSES:
Wages and benefits	102.4	95.1	7.3	7.7%
Aircraft fuel	0.3	3.9	(3.6)	(92.3)%
Landing fees and airport rents	1.7	6.2	(4.5)	(72.6)%
Aircraft and engine rent	8.0	31.1	(23.1)	(74.3)%
Maintenance and repair	67.6	64.1	3.5	5.5%
Insurance and taxes	3.6	4.9	(1.3)	(26.5)%
Depreciation and amortization	47.3	46.7	0.6	1.3%
Other	38.2	47.7	(9.5)	(19.9)%
Total operating expenses	269.1	299.7	(30.6)	(10.2)%
OPERATING INCOME	53.7	37.9
Total non-operating expense, net	(29.4)	(28.8)	0.6	2.1%
Income Before Reorganization Items, Net and Income Taxes	24.3	9.1
Reorganization Items, Net	(222.5)	—	$222.5	100.0%
INCOME (LOSS) BEFORE INCOME TAXES	$(198.2)	$9.1	$(207.3)	(2,278.0)%

Operating Revenues

Operating revenues decreased $14.8 million, or 4.4%, during the first quarter of 2016 to $322.8 million. Fixed-fee service revenue decreased $13.4 million, or 4.0%, to $319.2 million primarily due to a decrease in block hours and aircraft removed from revenue service from the wind-down of Q400 and E145 operations, offset by increase in rates for the Company's amended contracts with two Partners.

Factors relating to significant changes in operating expenses are discussed below.

Wages and benefits expenses increased 7.7%, or $7.3 million, primarily due to an increase in expense related to the ratification of the pilot contract, coupled with an increase in cost of benefits we provide to our employees. The Company expects wages and benefits expense to continue to increase through the end of 2016 as a result of the new collective bargaining agreement which was implemented in the fourth quarter of 2015, coupled with the retention bonus of $14.0 million expected to be paid in November 2016.

Landing fees and airport rent expense decreased 72.6%, or $4.5 million, due primarily to all Partners paying these fees directly beginning in the second quarter of 2016.

Aircraft and engine rent expense decreased 74.3%, or $23.1 million, due primarily to the Company's continued rejection of certain aircraft through the bankruptcy process, coupled with the wind-down of Q400 operations year over year.

Other expenses decreased 19.9%, or $9.5 million, primarily due to a reduction in fleet transition costs and other professional fees.

Charges to reorganization items, net, of $222.5 million for the second quarter of 2016 are primarily from estimated claims associated with restructuring certain capacity purchase agreements and lessor agreements.

We recorded an income tax benefit of $67.6 million at a 34.1% effective tax rate during 2016, compared with an income tax expense of $4.8 million at a 52.7% effective tax rate during 2015. The 2016 and 2015 effective tax rates were different than the statutory rate, primarily due to miscellaneous non-deductible expenses in both years as well as non-deductible bankruptcy professional services fees in 2016.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table sets forth operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights	Six Months Ended June 30,
	2016	2015	Change
Fixed-fee service revenues	$615.0	$668.1	(7.9)%
Other revenues	9.5	10.5	(9.5)%
Total operating revenues (millions)	$624.5	$678.6	(8.0)%
Total operating and interest expense (millions)	$622.1	$659.6	(5.7)%
Operating aircraft at period end:
44-50 seats[1]	15	41	(63.4)%
69-99 seats[2]	188	201	(6.5)%
Block hours[3]	302,680	359,925	(15.9)%
Departures	160,801	200,388	(19.8)%
Passengers carried	8,826,043	10,869,181	(18.8)%
Revenue passenger miles ("RPM") (millions)[4]	4,925	5,565	(11.5)%
Available seat miles ("ASM") (millions)[5]	6,359	7,118	(10.7)%
Passenger load factor[6]	77.4%	78.2%	-0.8 pts
Cost per ASM, including interest expense (cents)	9.78	9.27	5.5%
Cost per ASM, including interest expense and excluding fuel expense (cents)	9.78	9.16	6.8%
Average daily utilization of each aircraft (hours)[7]	9.7	9.1	6.6%
Average length of aircraft flight (miles)	438	501	(12.6)%

1.
Excludes 11 owned E140 aircraft that were abandoned, and three owned E145 aircraft that were temporarily parked while we negotiate the disposition of the aircraft in bankruptcy, as of June 30, 2016. Excludes 11 owned E140 aircraft that were abandoned and four leased E140 aircraft that were permanently parked, seven owned and nine leased E145 aircraft that were temporarily parked, and one owned E135 aircraft and eight owned E145 aircraft that were leased to other operators, as of June 30, 2015.

2.
Excludes one owned E190 aircraft that is held for sale and three owned E170 aircraft that were leased to other operators, as of June 30, 2016. Excludes five leased Q400 aircraft, of which three were temporarily parked and two that were transitioned to Flybe and three owned E170 aircraft that were leased to other operators, as of June 30, 2015.

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

The following table sets forth information regarding the Company’s revenues and expenses for the six months ended June 30, 2016 and 2015 (in millions).

Six Months Ended June 30,	2016	2015	$ Variance	% Variance
Fixed-fee service revenues	$615.0	$668.1	$(53.1)	(7.9)%
Other revenues	9.5	10.5	(1.0)	(9.5)%
TOTAL OPERATING REVENUES	624.5	678.6	(54.1)	(8.0)%
OPERATING EXPENSES:
Wages and benefits	207.1	189.2	17.9	9.5%
Aircraft fuel	0.5	7.6	(7.1)	(93.4)%
Landing fees and airport rents	7.3	12.1	(4.8)	(39.7)%
Aircraft and engine rent	29.8	62.3	(32.5)	(52.2)%
Maintenance and repair	135.4	131.3	4.1	3.1%
Insurance and taxes	8.7	9.8	(1.1)	(11.2)%
Depreciation and amortization	99.1	92.7	6.4	6.9%
Other	74.6	94.5	(19.9)	(21.1)%
Total operating expenses	562.5	599.5	(37.0)	(6.2)%
OPERATING INCOME	62.0	79.1
Total non-operating expense, net	(59.6)	(58.8)	0.8	1.4%
Income Before Reorganization Items, Net and Income Taxes	2.4	20.3
Reorganization Items, Net	(437.6)	—	$437.6	100.0%
INCOME (LOSS) BEFORE INCOME TAXES	$(435.2)	$20.3	$(455.5)	(2,243.8)%

Operating Revenues

Operating revenues decreased $54.1 million, or 8.0%, during the first six months of 2016 to $624.5 million. Fixed-fee service revenue decreased $53.1 million, or 7.9%, to $615.0 million primarily due to a decrease in block hours and aircraft removed from revenue service from the wind-down of Q400 and E145 operations, offset by increase in rates for the Company's amended contracts with two Partners.

Factors relating to significant changes in operating expenses are discussed below.

Wages and benefits expenses increased 9.5%, or $17.9 million, primarily due to an increase in expense related to the ratification of the pilot contract, coupled with an increase in cost of benefits we provide to our employees. The Company expects wages and benefits expense to continue to increase through the end of 2016 as a result of the new collective bargaining agreement which was implemented in the fourth quarter of 2015, coupled with the retention bonus of $14.0 million expected to be paid in November 2016.

Aircraft fuel decreased 93.4%, or $7.1 million, due primarily to a reduction in our fixed-fee charter operations.

Landing fees and airport rent expense decreased 39.7%, or $4.8 million, due primarily to all Partners paying these fees directly beginning in the second quarter of 2016.

Aircraft and engine rent expense decreased 52.2%, or $32.5 million, due primarily to the Company's continued rejection of certain aircraft through the bankruptcy process, coupled with the wind-down of Q400 and E190 operations year over year.

Depreciation and amortization expense increased 6.9%, or $6.4 million, due primarily to the increase in the number of owned aircraft.

Other expenses decreased 21.1%, or $19.9 million, primarily due to a reduction in fleet transition costs and other professional fees.

Charges to reorganization items, net, of $437.6 million for the first six months of 2016 are primarily from estimated claims associated with restructuring certain capacity purchase agreements, rejection of aircraft and professional fees.

We recorded an income tax benefit of $156.5 million at a 36.0% effective tax rate during 2016, compared with an income tax expense of $9.6 million at a 47.3% effective tax rate during 2015. The 2016 and 2015 effective tax rates were different than the statutory rate, primarily due to miscellaneous non-deductible expenses in both years as well as non-deductible bankruptcy professional services fees in 2016.

Liquidity and Capital Resources

The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 proceedings. Those proceedings will involve, or may result in, various restrictions on our activities, limitations on financing, the need to consult with the Creditors' Committee and other key stakeholders and to obtain Bankruptcy Court approval for various matters, and uncertainty as to relationships with vendors, suppliers, customers, labor and others with whom we may conduct or seek to conduct business. The Debtors cannot predict the impact, if any, that its Chapter 11 cases might have on these obligations. For further information regarding the Chapter 11 cases, see Note 1 to the Condensed Consolidated Financial Statements.

The Bankruptcy Filing constituted an event of default for certain of the Company's debt and lease obligations and therefore the debt has been reflected as current on the Company's consolidated balance sheet as of December 31, 2015. As of June 30, 2016, the Company has recorded cured debt obligations in current liabilities and long-term liabilities based on future maturity dates.

As of June 30, 2016, we had a total cash balance of $164.7 million, of which $15.4 million was restricted. At June 30, 2016, we had a working capital deficit of $79.3 million. Unrestricted cash on hand and the cash generated from operations may not be sufficient to cover our working capital, capital expenditures and debt repayments for the next 12 months.

Net cash provided by operating activities for the six months ended June 30, 2016 was $137.1 million compared to $118.3 million in the first six months of 2015. The $18.8 million increase was primarily attributable to the change in working capital.  The Company paid $7.4 million of claims related to reorganization items for the three and six months ended June 30, 2016.

Net cash used by investing activities for the six months ended June 30, 2016 was $83.8 million compared to $71.2 million in the first six months of 2015.  The $12.6 million increase was primarily due to an increase in restricted cash and offset by a decrease in the number of aircraft deliveries year over year and the decrease in proceeds from the sale of one E190 aircraft in 2016 compared to proceeds from the sale of three E190 aircraft in 2015.

Net cash used in financing activities was $77.5 million for the six months ended June 30, 2016, compared to $79.4 million for the first six months of 2015.  The $1.9 million decrease in cash used in financing activities primarily relates to the decrease from the proceeds from debt issuance and other refinancing for the four E175 aircraft of $87.7 million during the first six months of 2016 compared to the proceeds from debt issuance and other refinancing for the six E175 aircraft of $132.5 million during the first six months of 2015, offset by lower early extinguishment payments.

Other Liquidity

In connection with the Company's Chapter 11 cases, on March 24, 2016, the Company and Delta entered into a debtor-in-possession credit agreement pursuant to which Delta agreed to provide $75.0 million in secured DIP Financing to the Company, guaranteed by the Company's subsidiaries. Such DIP Financing was approved by the court on Friday, May 6, 2016. As of June 30, 2016, the Company had not drawn on any of the amounts made available to it by the DIP Financing.

Aircraft Leases and Other Leases

We have significant obligations for aircraft and engines that are classified as operating leases, and therefore are not reflected as liabilities on our balance sheet. Our aircraft leases expire between 2016 and 2023. As of June 30, 2016, our total mandatory payments under operating leases for aircraft aggregated to approximately $53.8 million and total minimum aircraft rental payments for the next 12 months under all non-cancelable aircraft operating leases is approximately $9.5 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. These leases expire from 2016 through 2033. As of June 30, 2016, our total mandatory payments under other non-cancelable operating leases aggregated to approximately $72.6 million. Total minimum other rental payments for the next 12 months are approximately $11.4 million.

Purchase Commitments

As of June 30, 2016, the Company has firm orders to purchase 40 CS300 aircraft that had scheduled delivery dates beginning in early 2015 and continuing through 2017. In 2015, Bombardier announced that the aircraft would not be expected into service until late 2016. The Company has stopped making pre-delivery deposit payments on these aircraft.

The Company also has a commitment for 40 Embraer E175 aircraft under the United brand that have scheduled delivery dates currently and through the third quarter of 2017. As of June 30, 2016, 16 of these aircraft have been delivered and placed into service with United and the remaining 24 E175 aircraft are scheduled to be placed into service with United in 2017 through 2018. The Company can provide no assurance that it will be able to accept and finance these aircraft and place the aircraft into service for United during the pendency of the bankruptcy case.

The Company also has a commitment to acquire 19 spare aircraft engines (of which six have been delivered as of June 30, 2016). The Company expects to take delivery of the engines as follows: five engines in 2016, seven engines in 2017, and one engine in 2018. The Company can provide no assurance that it will be able to accept and finance these engines during the pendency of the bankruptcy case.

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

(1) Represents delivery of CS300s based on estimated service beginning in 2016 and E175 aircraft through 2018.

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

Interest Rates

Our earnings can be affected by changes in interest rates due to the amount of cash and securities held. A one hundred basis point change in the federal funds rate would not materially increase or decrease interest income for the six months ended June 30, 2016. Substantially all of our debt is at fixed rates.

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

Changes in Internal Control

During the quarter ended June 30, 2016, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

31.2
Certification by Joseph P. Allman, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

32.2
Certification by Joseph P. Allman, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated:	July 26, 2016	By:	/s/ Bryan K. Bedford
Name: Bryan K. Bedford
Title: Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Dated:	July 26, 2016	By:	/s/ Joseph P. Allman
Name: Joseph P. Allman
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

(a)	Exhibits

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

31.2
Certification by Joseph P. Allman, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

32.2
Certification by Joseph P. Allman, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)