Form 10-Q
period 2016-09-30
REPUBLIC AIRWAYS HOLDINGS INC
filed 2016-10-20
CIK 1159154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

☑Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☑No

Number of shares of Common Stock outstanding as of the close of business on October 19, 2016: 50,955,051.

TABLE OF CONTENTS
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
DEBTORS AND DEBTORS IN POSSESSION

All other items of this report are inapplicable.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements
REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
DEBTORS AND DEBTORS IN POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions, except share and per share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$174.9	$173.5
Restricted cash	14.2	4.5
Receivables, net of allowance for doubtful accounts of $0.7 and $1.8, respectively	80.6	77.4
Inventories	44.5	53.4
Prepaid expenses and other current assets	10.9	10.4
Assets held for sale	5.0	45.4
Total current assets	330.1	364.6
Aircraft and other equipment, net	2,870.4	3,006.3
Maintenance deposits	30.0	49.9
Intangible and other assets, net	85.2	175.6
Total assets	$3,315.7	$3,596.4
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Current portion of long-term debt	$230.0	$2,443.5
Accounts payable	17.4	22.8
Accrued liabilities	135.7	183.5
Total current liabilities	383.1	2,649.8
Long-term debt – less current portion	1,877.7	—
Deferred credits and other non-current liabilities	29.4	86.9
Deferred income taxes	3.4	259.6

Liabilities subject to compromise	1,064.9	—

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; one vote per share;150,000,000 shares authorized; 60,521,616 and 60,521,616 shares issued and 50,955,051 and 50,948,385 shares outstanding, respectively	—	—
Additional paid-in capital	436.5	434.1
Treasury stock, 9,546,147 shares at cost	(183.9)	(183.9)
Accumulated other comprehensive loss	(2.2)	(2.2)
Accumulated (deficit) earnings	(293.2)	352.1
Total stockholders' (deficit) equity	(42.8)	600.1
Total liabilities and stockholders' (deficit) equity	$3,315.7	$3,596.4

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
DEBTORS AND DEBTORS IN POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
OPERATING REVENUES:
Fixed-fee service	$283.1	$334.0	$898.2	$1,002.1
Other	3.8	6.5	13.3	17.0
Total operating revenues	286.9	340.5	911.5	1,019.1

OPERATING EXPENSES:
Wages and benefits	102.3	92.3	309.4	281.5
Aircraft fuel	0.3	1.6	0.8	9.2
Landing fees and airport rents	—	6.6	7.3	18.7
Aircraft and engine rent	3.7	32.2	33.5	94.5
Maintenance and repair	51.5	71.5	186.9	202.8
Insurance and taxes	2.5	4.8	11.2	14.6
Depreciation and amortization	45.4	46.7	144.5	139.4
Other	33.8	46.7	108.4	141.2
Total operating expenses	239.5	302.4	802.0	901.9

OPERATING INCOME	47.4	38.1	109.5	117.2
OTHER INCOME (EXPENSE):
Interest expense, net	(28.5)	(29.8)	(88.1)	(89.9)
Other	—	—	—	1.3
Total other (expense) income	(28.5)	(29.8)	(88.1)	(88.6)

INCOME BEFORE REORGANIZATION ITEMS AND INCOME TAXES	18.9	8.3	21.4	28.6

REORGANIZATION ITEMS, NET	(485.4)	—	(923.1)	—

(LOSS) INCOME BEFORE INCOME TAXES	(466.5)	8.3	(901.7)	28.6

INCOME TAX (BENEFIT) EXPENSE	(99.8)	5.4	(256.4)	15.0

NET (LOSS) INCOME	$(366.7)	$2.9	$(645.3)	$13.6

NET (LOSS) INCOME PER COMMON SHARE - BASIC	$(7.20)	$0.06	$(12.67)	$0.27

NET (LOSS) INCOME PER COMMON SHARE - DILUTED	$(7.20)	$0.06	$(12.67)	$0.27

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
DEBTORS AND DEBTORS IN POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NET (LOSS) INCOME	$(366.7)	$2.9	$(645.3)	$13.6
Other comprehensive (loss) income, net:
Reclassification adjustment for income realized on derivatives, net of tax	—	0.1	—	0.2

TOTAL COMPREHENSIVE (LOSS) INCOME, NET	$(366.7)	$3.0	$(645.3)	$13.8

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
DEBTORS AND DEBTORS IN POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)

	Nine Months Ended September 30,
	2016	2015

NET CASH FROM OPERATING ACTIVITIES	$217.7	$142.0

INVESTING ACTIVITIES:
Purchase of aircraft and other equipment	(111.9)	(294.4)
Proceeds from sale of aircraft and other assets	59.7	89.9
Aircraft deposits returned (paid)	2.0	(6.5)
Change in restricted cash	(9.7)	16.8

NET CASH USED IN INVESTING ACTIVITIES	(59.9)	(194.2)

FINANCING ACTIVITIES:
Payments on debt	(210.0)	(225.3)
Proceeds from debt issuance and refinancing	108.8	379.3
Payments on early extinguishment of debt and refinancing	(54.6)	(91.6)
Proceeds from exercise of stock options	—	2.7
Other, net	(0.6)	(4.0)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(156.4)	61.1

NET CHANGES IN CASH AND CASH EQUIVALENTS	1.4	8.9
CASH AND CASH EQUIVALENTS—Beginning of period	173.5	223.9
CASH AND CASH EQUIVALENTS—End of period	$174.9	$232.8

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST AND INCOME TAXES:
Interest paid	$74.7	$78.8
Income taxes paid	0.6	0.6

NON-CASH INVESTING & FINANCING TRANSACTIONS:
Other equipment acquired through manufacturer credits	1.6	8.1
Manufacturer credit applied to the purchase of aircraft	5.4	18.1

See accompanying notes to the condensed consolidated financial statements (unaudited).

REPUBLIC AIRWAYS HOLDINGS INC. AND SUBSIDIARIES
DEBTORS AND DEBTORS IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Chapter 11 and Going Concern

On February 25, 2016 (the "Petition Date"), Republic Airways Holdings Inc. (the "Company") and certain of its wholly-owned direct and indirect subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization (the "Bankruptcy Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Chapter 11 cases are being administered under the caption "In re Republic Airways Holdings Inc., et al." Case Number 16-10429 (the "Chapter 11 Cases").

The condensed consolidated financial statements of the Debtors are substantially the same as the condensed consolidated financial statements of the Company and subsidiaries except the Debtors' consolidated balance sheet includes an intra-entity payable of $195.2 million, and debt is reduced by $195.2 million as of September 30, 2016. The Debtors' consolidated balance sheet also includes an intra-entity receivable of $7.1 million as of September 30, 2016. The remaining differences in the consolidated balance sheet relate to the investment in Non-Debtor entities, stockholders' (deficit) equity, and deferred income taxes and are not material. The consolidated statements of operations of the Debtors and the Company are equivalent for the nine months ended September 30, 2016.

The Debtors are currently operating as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code. In general, as debtors-in-possession under the Bankruptcy Code, the Debtors are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. The Bankruptcy Court has granted a variety of motions that allow the Debtors to continue to operate their business in the ordinary course without interruption, covering, among other things, obligations to employee wages, salaries and benefits, taxes and certain vendors in the ordinary course for goods and services received after the Petition Date.

While operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business, in amounts other than those reflected in the condensed consolidated financial statements.

The Debtors have not yet filed a plan of reorganization with the Bankruptcy Court; although we have the exclusive right to file a Chapter 11 plan and solicit acceptances of such plan through and including December 31, 2016 and March 1, 2017, respectively. The Company intends to file the plan prior to December 31, 2016. The ultimate plan of reorganization, which must be approved by the Bankruptcy Court, could materially change the amounts and classifications in the historical condensed consolidated financial statements. The Company's preliminary valuation analysis indicates a partial recovery for holders of unsecured claims. The Company does not expect any recovery for holders of equity interests.

The Company's Chapter 11 cases followed an extended effort by the Company to restructure its business to strengthen its competitive and financial position. However, due to a growing national shortage of qualified pilots in the United States, the Company encountered significant difficulty in maintaining the necessary pilot staffing levels to sustain reliable performance requirements under the agreements with United Continental Holdings, Inc. ("United"), Delta Air Lines, Inc. ("Delta"), and American Airlines, Inc. ("American") (collectively referred to as our "Partners").

As a result of the pilot shortage, the Company has been forced to ground operating aircraft and reduce scheduled flying for each of its Partners, which has adversely affected the Company's financial position and cash flows from operations. A new three year collective bargaining agreement reached with the Company's pilots in late 2015 has enabled the Company to stem the rate of attrition and significantly increase new pilot hiring.

General Information

Notices to Creditors; Effect of Automatic Stay – Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors' Chapter 11 Cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a prepetition claim, are enjoined unless and until the Bankruptcy Court lifts the automatic stay as to any such claim. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.

Appointment of Creditors' Committee – On March 4, 2016, the U.S. Trustee for the Southern District of New York (the "U.S. Trustee") appointed an official committee of unsecured creditors (the "Creditors' Committee") for the Chapter 11 Cases. The composition of the Creditors' Committee was amended by the U.S. Trustee on June 3, 2016. The Bankruptcy Code provides for the U.S. Trustee to appoint a statutory committee of creditors holding unsecured claims as soon as practicable after the commencement of a Chapter 11 case. The statutory creditors' committee ordinarily consists of holders of the seven largest unsecured claims who are willing to serve. Generally, an official creditors' committee represents the interests of all unsecured creditors in a bankruptcy case.

On April 4, 2016, the Debtors submitted a letter to the Office of the United States Trustee of the Southern District of New York to oppose the creation of an official committee of equity security holders. After careful consideration of the facts of the case and analysis of the requests, the United States Trustee declined to form an official equity committee.

Executory Contracts and Unexpired Leases – Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, certain aircraft, aircraft engines, appliances and spare parts (each, as defined in section 1110(a)(3)(A)(i) of the Bankruptcy Code), and collectively with all records and documents relating thereto, the ("Aircraft Equipment") and leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. The Debtors' rights to assume, assume and assign, or reject unexpired leases of non-residential real estate were extended by order of the Bankruptcy Court and ended on September 22, 2016.

In general, rejection of an executory contract or unexpired lease is treated as a prepetition breach of the executory contract or unexpired lease in question and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease, but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases have the right to file claims against the Debtors' estate for such damages. Generally, the assumption of executory contracts or unexpired leases requires the Debtors to cure existing defaults under such executory contracts or unexpired leases.

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

Special Protection Applicable to Leases and Secured Financing of Aircraft Equipment – Notwithstanding the general discussion above of the impact of the automatic stay, under Section 1110 of the Bankruptcy Code ("Section 1110"), beginning 60 days after filing a petition under Chapter 11, certain secured parties, lessors and conditional sales vendors may have a right to take possession of certain qualifying Aircraft Equipment that is leased or subject to a security interest or conditional sale contract, unless the Debtors, subject to approval by the Bankruptcy Court, agree to perform under the applicable agreement, and cure any defaults as provided in Section 1110 (other than defaults of a kind specified in Section 365(b)(2) of the Bankruptcy Code).  Taking such action does not preclude the Debtors from later rejecting the applicable lease or surrendering and returning the Aircraft Equipment subject to the related security agreement.

A Debtor may extend the 60-day period by agreement of the relevant financing party, with Bankruptcy Court approval. In the absence of an agreement and cure as described above or such an extension, following written demand for possession, the financing party may take possession of the Aircraft Equipment and enforce any of its contractual rights or remedies to sell, lease or otherwise retain or dispose of such Aircraft Equipment.

The 60-day period under Section 1110 in the Chapter 11 Cases expired on April 26, 2016. In accordance with the Bankruptcy Court’s Order Authorizing the Debtors to (1) enter into Agreements Under 11 U.S.C. 1110(a), (2) enter into stipulations to extend the time to comply with 11 U.S.C. 1110 and (3) file redacted section 1110 notices and 1110(b) stipulations, dated March 23, 2016, the Debtors entered into agreements to extend the 60-day period set forth in section 1110(a)(2) or agreed to perform and cure defaults under financing agreements with respect to certain Aircraft Equipment. While the Debtors have reached agreements on, or agreements on key aspects of, renegotiated terms with respect to certain of their Aircraft Equipment and are continuing to negotiate terms with respect to many of their other Aircraft Equipment financings, the ultimate outcome of these negotiations cannot be predicted with certainty. To the extent the Debtors are unable to reach definitive agreements with Aircraft Equipment financing parties, those parties may seek to repossess the subject Aircraft Equipment pursuant to Section 1110(c) of the Bankruptcy

Code. The loss of a significant number of operating aircraft could result in a material adverse effect on the Debtors’ financial and operating performance.

In accordance with Section 1110 of the Bankruptcy Code, as of September 30, 2016, the Debtors had (1) rejected leases relating to one E170 aircraft, 29 E145 aircraft and 11 related spare engines and 27 Q400 aircraft and six related spare engines; (2) surrendered and returned 11 E140/145 aircraft, one E175 aircraft and two spare engines subject to mortgages; (3) made elections under section 1110(a) of the Bankruptcy Code with respect to 83 E170/175 aircraft, 19 spare engines related to the E170/175 fleet and certain spare parts collateral; (4) transferred title to 15 E140/145 aircraft that were previously subject to a 1110(a) election; (5) assumed amended leases on two E170 aircraft; (6) reached stipulations with secured parties with respect to the prompt consensual surrender and return of seven leased E140/145 aircraft and 16 owned E140/145 aircraft subject to mortgages; (7) moved to reject leases on 17 E170 aircraft in a motion to be heard by the Bankruptcy Court on October 20, 2016; and (8) amended the aircraft agreements with respect to 45 E170 and 34 E175 aircraft for which the Debtors previously filed 1110(a) elections or section 1110(b) stipulations. On October 3, 2016 the Debtors sought Bankruptcy approval of amendments to aircraft agreement with respect to eight E175 aircraft.

Claim Reconciliation – On May 26, 2016, the Debtors filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. All of the schedules are subject to further amendment or modification.

Bankruptcy Rule 3003(c)(3) requires the Bankruptcy Court to fix the time within which proofs of claim must be filed in a Chapter 11 case pursuant to section 501 of the Bankruptcy Code. This Bankruptcy Rule also provides that any creditor who asserts a claim against the Debtors that arose prior to the Petition Date and whose claim (1) is not listed on the Debtors' schedules or (2) is listed on the schedules as disputed, contingent, or unliquidated, must file a proof of claim. On June 13, 2016, the Bankruptcy Court entered an order that established July 22, 2016 at 4:00 p.m. (Eastern Time) as the general deadline to file proofs of claims against any Debtor and established August 23, 2016 at 4:00 p.m (Eastern Time) as the deadline for governmental units to file proof of claims (together, the "Bar Dates"). Through the claims resolution process, we expect to identify substantial claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, without merit, or overstated or for other reasons. As of the date of this report, the Debtors are continuing to review these claims and have commenced filing objections with the Bankruptcy Court to disallow, reduce, or reclassify disputed claims. More information regarding the filing of proofs of claims can be obtained at https://cases.primeclerk.com/rjet/. Information on this website is not incorporated into or otherwise made a part of this report.

The Debtors are currently assessing and resolving differences between amounts scheduled by the Debtors and claims by creditors in connection with the claims resolution process. Creditor claims which are probable of being allowed by the Bankruptcy Court and are estimatable have been recorded in liabilities subject to compromise.

Impact of Chapter 11 Filing on Availability and Utilization of Net Operating Losses – The availability and utilization of net operating losses after the Company's emergence from Chapter 11 is uncertain at this time and will be highly influenced by the composition of the plan of reorganization that is ultimately pursued. However, the Company’s net operating losses ("NOLs") could be utilized in the near term to offset gains on the expected disposition of aircraft and cancellation of debt. On February 25, 2016, we filed the motion to request the Bankruptcy Court to establish Notification Procedures on Certain Transfers of Claims Against and Interests in the Debtors' Estates, which restricts trading in the Company's common stock and claims. The order is intended to prevent certain transfers of the Company's common stock and certain transfers of claims against the Debtors that could impair the ability of one or more of the Debtors' estates to use their net operating loss carryovers and certain other tax attributes currently or on a reorganized basis. Any acquisition, disposition, or other transfer of equity or claims on or after February 25, 2016 in violation of the restrictions set forth in the order will be null and void ab initio and/or subject to sanctions as an act in violation of the automatic stay under sections 105(a) and 362 of the Bankruptcy Code. The order applies to (1) "Substantial Equity holders," i.e., persons who are, or as a result of a transaction would become, the beneficial owner of approximately 4.75% of the outstanding shares of the Company's common stock and (2) "Substantial Claimholders," i.e., persons who are, or as a result of a transaction become, the beneficial owner of unsecured claims in excess of a threshold amount of unsecured claims (initially $4.9 million of unsecured claims, but was increased to $22.5 million of unsecured claims and may subsequently be increased or decreased again under certain circumstances in connection with the Debtors' filing of a Chapter 11 plan). In the case of Substantial Equity holders, the order imposes current restrictions with respect to the acquisition or disposition of the Company's stock, and certain notifications may be required. In the case of Substantial Claimholders, the order imposes a procedure pursuant to which, under certain circumstances, the claims acquired during the Chapter 11 cases may have to be resold, and certain notifications may be required.

Liabilities Subject to Compromise

The following table summarizes the significant components of liabilities subject to compromise included on the condensed consolidated balance sheet as of September 30, 2016:

(in millions)
Fixed interest aircraft debt (including accrued interest of $0.4)	$48.3
Accounts payable and other liabilities	400.4
Partner liabilities	616.2
Total liabilities subject to compromise	$1,064.9

Liabilities subject to compromise refers to prepetition obligations which may be impacted by the Chapter 11 reorganization process. These amounts represent the Debtors' current estimate of known or potential prepetition obligations to be resolved in connection with the Chapter 11 Cases.

Reorganization Items, net

Reorganization items refer to revenues, expenses (including professional fees), net of realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 proceedings. The following table summarizes the components included in reorganization items, net on the condensed consolidated statements of operations for the three and nine months ended September 30, 2016:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2016	September 30, 2016
Aircraft financing renegotiations, rejections, and other items	$229.1	$278.3
Partner renegotiations	250.4	616.2
Professional fees	5.9	28.6
Total reorganization items, net	$485.4	$923.1

Claims related to reorganization items are reflected in liabilities subject to compromise in the condensed consolidated balance sheets. The Debtors paid $13.0 million and $20.4 million related to the reorganization items for the three and nine months ended September 30, 2016, respectively.

Partners

On May 6, 2016, the Bankruptcy Court approved amendments to the Company's agreements with Delta Air Lines. The amendments to the agreements result in the following items: consensual wind-down of our single-class flying, full settlement of litigation and related claims, full restoration of 30 E170 and E175 aircraft, increased reimbursement rates in the single- and dual-class agreements, and compensation for certain slots. The Company also entered a Debtor-In-Possession ("DIP") Financing Agreement that provides incremental liquidity in the form of $75.0 million.

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

On September 22, 2016, the Bankruptcy Court approved amendments to the Company’s agreements with American. The amended agreements consolidate all of the Company’s flying for American under a single codeshare agreement, provide for American to continue to pay the Company market-competitive rates, facilitate the Company’s fleet restructuring by allowing for a reduction in the aircraft the Company is required to allocate to American, extend the terms of the agreement with respect to certain aircraft, and provide for a two-phase transition regarding the configuration of seats in certain aircraft. The allowed unsecured prepetition claim is scheduled to be heard before the Bankruptcy Court on November 2, 2016.

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

As a result of the Chapter 11 proceedings, the satisfaction of the Company's liabilities and funding of ongoing operations are subject to uncertainty and, accordingly, there is a substantial doubt of the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to emerge successfully from Chapter 11. If the Company is unable to generate additional working capital and or raise additional financing when needed, it may be required to suspend operations, sell assets or enter into a merger or other combination with a third party, any of which could adversely affect the Company's ability to reorganize. Additionally, in connection with the Chapter 11 Bankruptcy Filing, material modifications could be made to the Company's fleet and capacity purchase agreements. These modifications could materially affect the Company's financial results going forward and could result in future impairment charges.

2. Organization and Business

We are a Delaware holding company organized in 1996 that offers scheduled passenger services through our wholly-owned operating air carrier subsidiaries: Shuttle America Corporation ("Shuttle") and Republic Airline Inc. ("Republic"). Unless the context indicates otherwise, the terms the "Company," "we," "us," or "our" refer to Republic Airways Holdings Inc.

In accordance with Generally Accepted Accounting Principles ("GAAP"), the Debtors have applied Accounting Standard Codification ("ASC") 852: Reorganizations (ASC 852), in preparing the condensed consolidated financial statements. ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 cases, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 cases are recorded in reorganization items, net on the accompanying condensed consolidated statement of operations. In addition, prepetition obligations that may be impacted by the Chapter 11 reorganization process have been classified on the condensed consolidated balance sheet in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

In the opinion of management, these financial statements reflect all adjustments that are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal, recurring nature unless otherwise disclosed.  The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed March 11, 2016.

3. Summary of Significant Accounting Policies

Rental Income – Under our fixed-fee code-share and fixed-fee charter agreements, we are reimbursed an amount per aircraft designed to compensate the Company for certain aircraft ownership costs.  The Company has concluded that a component of its fixed-fee service revenue under the agreements discussed above is rental income, inasmuch as the agreements identify the "right of use" of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income during the three months ended September 30, 2016 and 2015 were $90.3 million and $110.1 million, respectively. The amounts deemed to be rental income during the nine months ended September 30, 2016 and 2015 were $278.1 million and $334.4 million, respectively, and have been included in fixed-fee service revenues in the Company’s condensed consolidated statements of operations.

Other Revenue – Other revenue primarily consists of revenue related to aircraft and slots under operating leases.

Interest Expense – In accordance with ASC 852, the Debtors record interest expense only to the extent (1) interest will be paid during the Chapter 11 Cases or (2) it is probable that the Bankruptcy Court will allow a claim in respect of such interest. Interest expense recorded in the condensed consolidated statements of operations totaled $28.5 million and $88.1 million for the three and nine months ended September 30, 2016, respectively. Contractual interest expense (including interest expense that is associated with obligations in liabilities subject to compromise) during this period totaled $28.5 million and $89.7 million, respectively.

Reorganization Items – Reorganization items primarily consists of the expected amount of allowed claims related to aircraft settlement and rejections, partner renegotiations and professional fees.

Restricted Cash – Restricted cash primarily consists of balances in escrow for restricted amounts for satisfying debt and lease payments due within the next year, certificate of deposit that secure certain letters of credit issued for workers' compensation claim reserves and certain airport authorities and funds held by a third party owner/trustee in trust for the satisfaction of certain contingent tax obligations. The Company has no interest in the funds held in trust, which total $4 million as of September 30, 2016. Restricted cash is carried at cost, which management believes approximates fair value.

Liabilities Subject to Compromise – Liabilities subject to compromise primarily consist of prepetition liabilities, including claims that became known after the petition was filed as a result of contract settlements or rejections, and are recorded on the basis of the expected and probable amount of the allowed claim.

Stockholders' Equity – For the period from December 31, 2015 through September 30, 2016, additional paid-in capital increased to $436.5 million from $434.1 million due to $2.4 million of stock compensation expense, accumulated other comprehensive loss remained at $2.2 million and accumulated earnings decreased $645.3 million causing a deficit in the amount of $293.2 million from an accumulated earnings balance of $352.1 million based on current year-to-date net loss.

Net (Loss) Income Per Common Share – The following table is based on the weighted average number of common shares outstanding during the period. The following is a reconciliation of the weighted average common shares for the basic and diluted per share computations (in millions, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic and diluted (loss) income per share:

Net (loss) income	$(366.7)	$2.9	$(645.3)	$13.6

Weighted-average common shares outstanding for basic net (loss) income per common share	50.9	50.9	50.9	50.6
Effect of dilutive employee stock options and restricted stock	—	—	—	0.2
Adjusted weighted-average common shares outstanding for diluted net (loss) income per common share	50.9	50.9	50.9	50.8

Net (loss) income per share - Basic	$(7.20)	$0.06	$(12.67)	$0.27

Net (loss) income per share - Diluted	$(7.20)	$0.06	$(12.67)	$0.27

The Company excluded 2.1 million and 2.3 million employee stock options and restricted stock from the calculation of diluted net (loss) income per share due to its anti-dilutive impact for the three months ended September 30, 2016 and 2015, respectively. The Company excluded 2.1 million and 2.2 million employee stock options and restricted stock from the calculation of diluted net (loss) income per share due to their anti-dilutive impact for the nine months ended September 30, 2016 and 2015, respectively.

Fair Value Measurements – ASC Topic 820: Fair Value Measurements and Disclosures, requires disclosures about how fair value is determined for assets and liabilities and sets forth a hierarchy for which these assets and liabilities must be grouped. The Topic establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1	quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2	quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3	unobservable inputs for the asset or liability.

As of September 30, 2016, no assets or liabilities were measured using fair value inputs. Balances at December 31, 2015 are as follows:

Fair Value of Assets on a Recurring Basis	December 31, 2015	Level 1	Level 2	Level 3
Chautauqua restructuring asset	$59.1	$—	$—	$59.1

Chautauqua restructuring asset – In October 2012, the Company restructured certain aircraft ownership obligations related to its 50-seat regional jet platform, Chautauqua Airlines, Inc. In connection with the out-of-court restructuring efforts, the Company issued a convertible note payable with a face value of $25.0 million, provided call rights on 28 of its owned aircraft and agreed to parent company guarantees related to future minimum lease payments, among other commitments.

The Company elected the fair value option under ASC 825-10, "Financial Instruments" for the agreement related to its 28 owned aircraft, as the fair value option provides the most accurate representation of the economic benefit of this agreement to Chautauqua in the Company's financial statements. Under the fair value option, the Company recorded an $86.4 million asset representing the combined fair value of expected future cash inflows under the agreement, net of the value of the Company's obligations attributable to the call rights on the 28 aircraft. The fair value measurement of this agreement was calculated using an income approach, which requires the use of subjective assumptions that are considered level 3 inputs. Fair values were estimated by discounting the cash flows expected to be received over the term of the agreement, using a discount rate based on observable yields on instruments bearing comparable risks and credit worthiness of the counterparty. Critical assumptions used in the fair value measurement primarily included the amount and timing of cash inflows, the discount rate and the probability of whether the call option on the restructured aircraft would be exercised by the counterparty.

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

During the nine months ended September 30, 2016, the Company recorded a loss on the fair value of the Chautauqua restructuring asset to reorganization expense in connection with the rejection of 13 aircraft and sublease of 15 aircraft subject to this agreement. During the three months ended September 30, 2016, the Company rejected five aircraft and subleased 15 aircraft subject to this agreement. As a result, management concluded the Chautauqua restructuring asset derives no future benefit, and a loss was recorded to reorganization expense.

As of December 31, 2015, the asset is included as a component of Intangible and other assets, net, in the condensed consolidated balance sheet. The following is a reconciliation of the beginning and ending balances for the Chautauqua Restructuring Asset (in millions):

	Three Months Ended
Chautauqua Restructuring Asset	September 30, 2016	September 30, 2015
Beginning Balance	$21.3	$70.8
Rejection of aircraft	(21.7)	—
Cash received or other	0.4	(4.0)
Ending Balance	$—	$66.8

	Nine Months Ended
Chautauqua Restructuring Asset	September 30, 2016	September 30, 2015
Beginning Balance	$59.1	$81.2
Rejection of aircraft	(45.8)	—
Cash received or other	(13.3)	(14.4)
Ending Balance	$—	$66.8

Fair Value of Debt – In the table below, the aggregate fair value of debt was based primarily on recently completed market transactions and estimates based on interest rates, maturities, credit risk, and underlying collateral and is classified primarily as Level 3 within the fair value hierarchy.

($ in millions)	September 30, 2016	December 31, 2015
Net carrying amount	$2,107.7	$2,443.5
Estimated fair value	2,080.7	2,222.7

New Accounting Pronouncements –In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15: Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The objective of the standard is to reduce diversity in practice related to the presentation and classification of certain cash receipts and cash payments in the statement cash flows under Topic 230.
This Update addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies ("COLIs") (including bank-owned life insurance policies ("BOLIs")); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim fiscal periods, with early adoption permitted. The Company has not yet adopted ASU 2016-15 and is currently evaluating the impact that this ASU will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09: Compensation-Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting. The objective of the update is to identify, evaluate and improve areas of generally accepted accounting principles ("GAAP") for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. It is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year which includes that interim period. An entity that elects early adoption must adopt all the amendments in the same period. The Company is currently evaluating the impact that this amended guidance will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02: Leases (Topic 842), which amends the FASB ASC Topic 840. The objective of the update is to improve financial reporting by increasing transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. It is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for (1) a public business entity, (2) a not-for-profit entity that has issued, or is a conduit bond obligor for securities that are traded, listed, or quoted on an exchange or an over-the-counter market or (3) an employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission ("SEC"). For all other entities, the update is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application of the amendments is permitted for all entities. The Company is currently evaluating the impact that this amended guidance will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03: Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The objective of this update is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. It is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company has adopted this standard as of January 1, 2016 and has appropriately reflected the impact in the consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15: Presentation of Financial Statements - Going Concern (Subtopic 205-40):
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

In May 2014, the FASB issued ASU 2014-09: Revenue from Contracts with Customers (Topic 606). The objective of the update is to require the recognition of revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods or services to customers. The effective period for this update is December 15, 2017. In April 2016, FASB issued ASU 2016-10, updating ASU 2014-09 to provide guidance in Topic 606 that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those services. The amendments do not change the core principle of the guidance, rather they clarify the aspects of identifying performance obligations and the licensing implementation guidance. Public organizations may adopt the new revenue standard early, but not before the original public organization effective date. The Company is currently evaluating the impact that this amended guidance will have on its consolidated financial statements.

4.  Debt

During the nine months ended September 30, 2016, the Company took delivery of four aircraft with borrowings of $87.7 million secured by the aircraft. In addition, the Company sold two E190 aircraft for proceeds of $43.7 million, which were used to extinguish the debt associated with the aircraft of $40.2 million. Additionally, we reclassified $17.2 million of debt issuance costs from other assets to contra debt upon the adoption of ASU 2015-03 (see note 3). In conjunction with our Chapter 11 restructuring, the Debtors refinanced borrowings associated with 79 E170/175 aircraft to extend repayment terms by three to six years for certain aircraft.

The Bankruptcy Filing constituted an event of default for certain debt and lease obligations and therefore the debt has been reflected as current on the Company's condensed consolidated balance sheet as of December 31, 2015. As of September 30, 2016, the Company has recorded cured debt obligations in current liabilities and long-term liabilities based on future maturity dates.

Debtor-in-Possession Financing

In connection with the Company's Chapter 11 cases, on March 24, 2016, the Company and Delta entered into a debtor-in-possession credit agreement pursuant to which Delta agreed to provide $75.0 million in secured DIP financing to the Company, guaranteed by the Company's subsidiaries. Such DIP Financing was approved by the court on Friday, May 6, 2016. As of September 30, 2016, the Company had not drawn on any of the amounts made available to it by the DIP financing facility.

5. Commitments and Contingencies

Commitments

As of September 30, 2016, the Company has firm orders to purchase 40 CS300 aircraft that had scheduled delivery dates beginning in early 2015 and continuing through 2017. In 2015, Bombardier announced that the aircraft would not be expected into service until late 2016. The Company has stopped making pre-delivery deposit payments on these aircraft.

The Company also has a commitment for 40 Embraer E175 aircraft under the United brand that have scheduled delivery dates through 2018. As of September 30, 2016, 16 of these aircraft have been delivered and placed into service with United and the remaining 24 E175 aircraft are scheduled to be placed into service with United in 2017 and 2018. The Company can provide no assurance that it will be able to accept and finance these aircraft and place the aircraft into service for United during the pendency of the bankruptcy case.

The Company also has a commitment to acquire 19 spare aircraft engines (of which six have been delivered as of September 30, 2016). The Company expects to take delivery of the engines as follows: two engines in 2016, five engines in 2017, one engine in 2018, two engines in 2019, two engines in 2020, and one engine in 2021. The Company can provide no assurance that it will be able to accept and finance these engines during the pendency of the bankruptcy case.

The following table displays the Company's future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due by Period
						Beyond
	2016	2017	2018	2019	2020	2021	Total
Debt or lease financed aircraft under purchase obligations (1)	$843.4	$1,436.8	$1,182.5	$—	$—	$—	$3,462.7
Engines under firm orders	14.0	34.2	7.0	14.6	15.3	8.0	93.1
Total contractual obligations for aircraft and engines	$857.4	$1,471.0	$1,189.5	$14.6	$15.3	$8.0	$3,555.8

(1) Represents delivery of E175 aircraft through 2018 and CS300s based on estimated service beginning in 2016.

The information in the table above reflects a purchase price of the aircraft at projected delivery dates.
The assumption of agreements related to the Company's aircraft commitments is subject to collaboration with the Company's key stakeholders and, in some instances, approval of the Bankruptcy Court. The Company cannot predict what the outcome of these discussions and the Bankruptcy Court process will be.
Contingencies

We are subject to certain legal and administrative actions which the Company considers routine to the Company's business activities. Except for the bankruptcy proceeding, management believes that the ultimate outcome of any pending legal matters will not have a material adverse effect on our financial position, liquidity or results of operations.

As of September 30, 2016, approximately 73% of the Company's workforce is employed under union contracts. Although we have never had a work interruption or stoppage, we are subject to risks of work interruption or stoppage and/or may incur additional administrative expenses associated with union representation of our employees.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. Republic Airways Holdings Inc. (the "Company") may, from time to time, make written or oral forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements encompass our beliefs, expectations, hopes or intentions regarding future events. Words such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms or other terminology are used to identify forward-looking statements.  All forward-looking statements included in this report are made as of the date hereof and are based on information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. Actual results may vary, and may vary materially, from those anticipated, estimated, projected or expected for a number of reasons, including, among others, the risks discussed in our Annual Report on Form 10-K and our other filings made with the Securities and Exchange Commission.

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

As of September 30, 2016, our operating subsidiaries offered scheduled passenger service on 873 flights daily to 97 cities in 36 states, Canada, Mexico, the Caribbean and Central and South America under scheduled passenger service through our fixed-fee code-share agreements with United Continental Holdings, Inc. ("United"), Delta Air Lines, Inc. ("Delta"), and American Airlines Group, Inc. ("American") (collectively referred to as our "Partners"). Currently, we provide our Partners with fixed-fee regional airline services, operating as United Express, Delta Connection, or American Eagle, including service out of their hubs and focus cities. During the nine months ended September 30, 2016, our operational fleet decreased from 242 to 162 aircraft. During the nine months ended September 30, 2016, the Company took delivery of four E175 aircraft and rejected 18 E170 aircraft, 41 E145 aircraft, nine E175 aircraft, and 16 Q400 aircraft.

On February 25, 2016 (the "Petition Date"), Republic Airways Holdings Inc. and certain of its wholly-owned direct and indirect subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization (the "Bankruptcy Filing") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Chapter 11 cases are being administered under the caption "In re Republic Airways Holdings Inc., et al." Case Number 16-10429 (the "Chapter 11 Cases").

The Debtors are currently operating as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code.  In general, as debtors-in-possession under the Bankruptcy Code, the Debtors are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  The Bankruptcy Court has granted a variety of motions that allow the Debtors to continue to operate their business in the ordinary course without interruption, covering, among other things, obligations to employee wages, salaries and benefits, taxes and certain vendors in the ordinary course for goods and services received after the Petition Date.

While operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business, in amounts other than those reflected in the condensed consolidated financial statements.

The Debtors have not yet filed a plan of reorganization with the Bankruptcy Court; although we have the exclusive right to file a Chapter 11 plan and solicit acceptances of such plan through and including December 31, 2016 and March 1, 2017, respectively. The Company intends to file the plan prior to December 31, 2016. The ultimate plan of reorganization, which must be approved by the Bankruptcy Court, could materially change the amounts and classifications in the historical condensed consolidated financial statements. The Company's preliminary valuation analysis indicates a partial recovery for holders of unsecured claims. We do not expect any recovery for holders of equity interests.

The Company's Chapter 11 cases followed an extended effort by the Company to restructure its business to strengthen its competitive and financial position. However, due to a growing national shortage of qualified pilots in the United States, the Company encountered significant difficulty in maintaining the necessary pilot staffing levels to sustain reliable performance requirements under the agreements with United Continental Holdings, Inc. ("United"), Delta Air Lines, Inc. ("Delta"), and American Airlines, Inc. ("American") (collectively referred to as our "Partners").

As a result of the pilot shortage, the Company has been forced to ground operating aircraft and reduce scheduled flying for each of its Partners, which has adversely affected the Company's financial position and cash flows from operations. A new three year collective bargaining agreement reached with the Company's pilots in late 2015 has enabled the Company to stem the rate of attrition and significantly increase new pilot hiring.

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

•
Continue to operate a high-quality fleet of aircraft across an efficient network. The Company intends to maintain a modern, high-quality fleet of regional aircraft that meets or exceeds stringent industry operating standards and complies with the terms of its fixed-fee regional code-share agreements. The Company's operations are concentrated in the Northeast and Midwest and it staffs its crew and maintenance bases to leverage its resources across its network.

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

•
Continue to simplify its operating fleet by operating only larger regional jets. Network carrier consolidation, along with historically high fuel prices, have limited the economic use of smaller regional jets. The Company has transitioned out of its 50-seat regional jet and turboprop operational fleet with the ultimate objective of operating a single fleet type.

In furtherance of the Company's plan to simplify its businesses by operating fewer fleet types on fewer certificates, on January 1, 2015, the Company completed the consolidation of the operations of its 50-seat regional jet platform, Chautauqua Airlines, into the Shuttle America operating certificate. All operating aircraft and related employees were transferred to Shuttle America's operations. Consistent with its business plan, the Company also increased the number of larger aircraft, and through the Chapter 11 process, expects to sell the remaining related assets and wind down the number of its smaller regional jet and turboprop aircraft.

Through the Chapter 11 process, the Company intends to continue to work with its constituents to grow back its business by restructuring its flight schedules, divesting itself of burdensome, underutilized aircraft and equipment, and simplifying its operational fleet by transitioning to a single, larger regional jet fleet on a single operating certificate and assuring sufficient liquidity to support its operations and future growth.

General Information

Notices to Creditors; Effect of Automatic Stay – Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors' Chapter 11 cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a prepetition claim, are enjoined unless and until the Bankruptcy Court lifts the automatic stay as to any such claim. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.

Appointment of Creditors' Committee – On March 4, 2016, the U.S. Trustee for the Southern District of New York (the "US Trustee") appointed an official committee of unsecured creditors (the "Creditors' Committee") for the Chapter 11 Cases. The composition of the Creditors' Committee was amended by the U.S. Trustee on June 3, 2016. The Bankruptcy Code provides for the U.S. Trustee to appoint a statutory committee of creditors holding unsecured claims as soon as practicable after the commencement of a Chapter 11 case. The statutory creditors' committee ordinarily consists of holders of the seven largest unsecured claims who are willing to serve. Generally, an official creditors’ committee represents the interests of all unsecured creditors in a bankruptcy case.

On April 4, 2016, the Debtors submitted a letter to the Office of the United States Trustee of the Southern District of New York to oppose the creation of an official committee of equity security holders. After careful consideration of the facts of the case and analysis of the requests, the United States Trustee declined to form an official equity committee.

Executory Contracts and Unexpired Leases – Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, certain aircraft, aircraft engines, appliances and spare parts (each, as defined in section 1110(a)(3)(A)(i) of the Bankruptcy Code), and collectively with all records and documents relating thereto, the ("Aircraft Equipment") and leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. The Debtors' rights to assume, assume and assign, or reject unexpired leases of non-residential real estate were extended by order of the Bankruptcy Court and ended on September 22, 2016.

In general, rejection of an executory contract or unexpired lease is treated as a prepetition breach of the executory contract or unexpired lease in question and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease, but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases have the right to file claims against the Debtors’ estate for such damages. Generally, the assumption of executory contracts or unexpired leases requires the Debtors to cure existing defaults under such executory contracts or unexpired leases.

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

Special Protection Applicable to Leases and Secured Financing of Aircraft Equipment – Notwithstanding the general discussion above of the impact of the automatic stay, under Section 1110 of the Bankruptcy Code ("Section 1110"), beginning 60 days after filing a petition under Chapter 11, certain secured parties, lessors and conditional sales vendors may have a right to take possession of certain qualifying Aircraft Equipment that is leased or subject to a security interest or conditional sale contract, unless the Debtors, subject to approval by the Bankruptcy Court, agree to perform under the applicable agreement, and cure any defaults as provided in Section 1110 (other than defaults of a kind specified in Section 365(b)(2) of the Bankruptcy Code).  Taking such action does not preclude the Debtors from later rejecting the applicable lease or surrendering and returning the Aircraft Equipment subject to the related security agreement.

A Debtor may extend the 60-day period by agreement of the relevant financing party, with Bankruptcy Court approval. In the absence of an agreement and cure as described above or such an extension, following written demand for possession, the financing party may take possession of the Aircraft Equipment and enforce any of its contractual rights or remedies to sell, lease or otherwise retain or dispose of such Aircraft Equipment.

The 60-day period under Section 1110 in the Chapter 11 Cases expired on April 26, 2016. In accordance with the Bankruptcy Court’s Order Authorizing the Debtors to (1) enter into agreements under 11 U.S.C. 1110(a), (2) enter into stipulations to extend the time to comply with 11 U.S.C. 1110 and (3) file redacted section 1110 notices and 1110(b) stipulations, dated March 23, 2016, the Debtors entered into agreements to extend the 60-day period set forth in section 1110(a)(2) or agreed to perform and cure defaults under financing agreements with respect to certain Aircraft Equipment. While the Debtors have reached agreements on, or agreements on key aspects of, renegotiated terms with respect to certain of their Aircraft Equipment and are continuing to negotiate terms with respect to many of their other Aircraft Equipment financings, the ultimate outcome of these negotiations cannot be predicted with certainty. To the extent the Debtors are unable to reach definitive agreements with Aircraft Equipment financing parties, those parties may seek to repossess the subject Aircraft Equipment pursuant to Section 1110(c) of the Bankruptcy Code. The loss of a significant number of operating aircraft could result in a material adverse effect on the Debtors’ financial and operating performance.

In accordance with Section 1110 of the Bankruptcy Code, as of September 30, 2016, the Debtors had (1) rejected leases relating to one E170 aircraft, 29 E145 aircraft and 11 related spare engines and 27 Q400 aircraft and six related spare engines; (2) surrendered and returned 11 E140/145 aircraft, one E175 aircraft and two spare engines subject to mortgages; (3) made elections under section 1110(a) of the Bankruptcy Code with respect to 83 E170/175 aircraft, 19 spare engines related to the E170/175 fleet and certain spare parts collateral; (4) transferred title to 15 E140/145 aircraft that were previously subject to a 1110(a) election; (5) assumed amended leases on two E170 aircraft; (6) reached stipulations with secured parties with respect to the prompt consensual surrender and return of seven leased E140/145 aircraft and 16 owned E140/145 aircraft subject to mortgages; (7) moved to reject leases on 17 E170 aircraft in a motion to be heard by the Bankruptcy Court on October 20, 2016; and (8) amended the aircraft agreements with respect to 45 E170 and 34 E175 aircraft for which the Debtors previously filed 1110(a) elections or section 1110(b) stipulations. On October 3, 2016, the Debtors sought Bankruptcy approval of amendments to aircraft agreement with respect to eight E175 aircraft.

Magnitude of Potential Claims – On May 26, 2016, the Debtors filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. All of the schedules are subject to further amendment or modification.

Bankruptcy Rule 3003(c)(3) requires the Bankruptcy Court to fix the time within which proofs of claim must be filed in a Chapter 11 case pursuant to section 501 of the Bankruptcy Code. This Bankruptcy Rule also provides that any creditor who asserts a claim against the Debtors that arose prior to the Petition Date and whose claim (1) is not listed on the Debtors' schedules or (2) is listed on the schedules as disputed, contingent, or unliquidated, must file a proof of claim. On June 13, 2016, the Bankruptcy Court entered an order that established July 22, 2016 at 4:00 p.m. (Eastern Time) as the general deadline to file proofs of claims against any Debtor and established August 23, 2016 at 4:00 p.m (Eastern Time) as the deadline for governmental units to file proof of claims. Through the claims resolution process, we expect to identify substantial claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, without merit, or overstated or for other reasons. As of the date of this report, the Debtors are continuing to review these claims and have commenced filing objections with the Bankruptcy Court to disallow, reduce, or reclassify disputed claims. More information regarding the filing of proofs of claims can be obtained at https://cases.primeclerk.com/rjet/. Information on this website is not incorporated into or otherwise made a part of this report.

The Debtors are currently assessing and resolving differences between amounts scheduled by the Debtors and claims by creditors in connection with the claims resolution process. Creditor claims which are probable of being allowed by the Bankruptcy Court and are estimatable have been recorded in liabilities subject to compromise.

Impact of Chapter 11 Filing on Availability and Utilization of Net Operating Losses – The availability and utilization of net operating losses after the Company's emergence from Chapter 11 is uncertain at this time and will be highly influenced by the composition of the plan of reorganization that is ultimately pursued. However, the Company’s net operating losses ("NOLs") could be utilized in the near term to offset gains on the expected disposition of aircraft and cancellation of debt. On February 25, 2016, we filed the motion to request the Bankruptcy Court to establish Notification Procedures on Certain Transfers of Claims Against and Interests in the Debtors' Estates, which restricts trading in the Company’s common stock and claims. The order is intended to prevent certain transfers of the Company's common stock and certain transfers of claims against the Debtors that could impair the ability of one or more of the Debtors' estates to use their net operating loss carryovers and certain other tax attributes currently or on a reorganized basis. Any acquisition, disposition, or other transfer of equity or claims on or after February 25, 2016 in violation of the restrictions set forth in the order will be null and void ab initio and/or subject to sanctions as an act in violation of the automatic stay under sections 105(a) and 362 of the Bankruptcy Code. The order applies to (1) "Substantial Equity holders," i.e., persons who are, or as a result of a transaction would become, the beneficial owner of approximately 4.75% of the outstanding shares of the Company's common stock and (2) "Substantial Claimholders," i.e., persons who are, or as a result of a transaction become, the beneficial owner of unsecured claims in excess of a threshold amount of unsecured claims (initially $4.9 million of unsecured claims, but was increased to $22.5 million of unsecured claims and may subsequently be increased or decreased again under certain circumstances in connection with the Debtors' filing of a Chapter 11 plan). In the case of Substantial Equity holders, the order imposes current restrictions with respect to the acquisition or disposition of the Company's stock, and certain notifications may be required. In the case of Substantial Claimholders, the order imposes a procedure pursuant to which, under certain circumstances, the claims acquired during the Chapter 11 cases may have to be resold, and certain notifications may be required.

Liabilities Subject to Compromise – The Debtors have incurred and will continue to incur significant costs associated with their reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Debtors' results of operations. Claims related to reorganization items are reflected in liabilities subject to compromise on the Condensed Consolidated Balance Sheet as of September 30, 2016. For additional information, see Note 1 to the condensed consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table sets forth operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights	Three Months Ended September 30,
	2016	2015	Change
Fixed-fee service revenues	$283.1	$334.0	(15.2)%
Other revenues	3.8	6.5	(41.5)%
Total operating revenues (millions)	$286.9	$340.5	(15.7)%
Total operating expense and interest expense (millions)	$268.0	$332.2	(19.3)%
Operating aircraft at period end:
44-50 seats[1]	—	41	(100.0)%
69-99 seats[2]	162	201	(19.4)%
Block hours[3]	147,098	182,488	(19.4)%
Departures	77,930	106,701	(27.0)%
Passengers carried	4,375,303	5,897,985	(25.8)%
Revenue passenger miles ("RPM") (millions)[4]	2,455	2,884	(14.9)%
Available seat miles ("ASM") (millions)[5]	3,184	3,600	(11.6)%
Passenger load factor[6]	77.1%	80.1%	-3.0 pts
Cost per ASM, including interest expense (cents)	8.42	9.23	(8.8)%
Cost per ASM, including interest expense and excluding fuel expense (cents)	8.41	9.18	(8.4)%
Average daily utilization of each aircraft (hours)[7]	9.8	9.1	7.7%
Average length of aircraft flight (miles)	554	466	18.9%

1.
Includes only aircraft in our operational fleet, which excludes two owned E145 aircraft that were temporarily parked while we negotiate the disposition of aircraft in bankruptcy, as of September 30, 2016. Excludes 11 owned E140 aircraft that were abandoned and four leased E140 aircraft that were permanently parked, eight owned and nine leased E145 aircraft that were temporarily parked, and one owned E135 aircraft and seven owned E145 aircraft that are leased to other operators, as of September 30, 2015.

2.
Includes only aircraft in our operational fleet, which excludes three owned E170 aircraft that were leased to other operators, eight E175 aircraft to be reinstated in fixed-fee service in January 2017, subject to bankruptcy court approval and 17 E170 aircraft that were temporarily parked while we negotiate the disposition of aircraft in bankruptcy, as of September 30, 2016. Excludes two owned and three leased E190 aircraft that were temporarily parked, six leased Q400 aircraft, of which; two were temporarily parked and four were transitioned to another air carrier and three owned E170 aircraft that are leased to other operators, as of September 30, 2015.

3.	Captures the hours of aircraft movement (including taxi time before takeoff and after landing) until the aircraft comes to rest at the next point of landing.

4.	Revenue passenger miles are the number of scheduled air miles flown by revenue-generating passengers.

5.	The scheduled aircraft miles flown on each flight segment multiplied by the number of seats available for revenue-generating passengers.

6.	The percentage of revenue passenger miles to available seat miles, indicating the proportion of aircraft seating capacity that is utilized.

7.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

The following table sets forth information regarding the Company’s revenues and expenses for the three months ended September 30, 2016 and 2015 (in millions).

Three Months Ended September 30,	2016	2015	$ Variance	% Variance
Fixed-fee service revenues	$283.1	$334.0	$(50.9)	(15.2)%
Other revenues	3.8	6.5	(2.7)	(41.5)%
TOTAL OPERATING REVENUES	286.9	340.5	(53.6)	(15.7)%
OPERATING EXPENSES:
Wages and benefits	102.3	92.3	10.0	10.8%
Aircraft fuel	0.3	1.6	(1.3)	(81.3)%
Landing fees and airport rents	—	6.6	(6.6)	(100.0)%
Aircraft and engine rent	3.7	32.2	(28.5)	(88.5)%
Maintenance and repair	51.5	71.5	(20.0)	(28.0)%
Insurance and taxes	2.5	4.8	(2.3)	(47.9)%
Depreciation and amortization	45.4	46.7	(1.3)	(2.8)%
Other	33.8	46.7	(12.9)	(27.6)%
Total operating expenses	239.5	302.4	(62.9)	(20.8)%
OPERATING INCOME	47.4	38.1	9.3	24.4%
Total non-operating expense, net	(28.5)	(29.8)	(1.3)	(4.4)%
Income Before Reorganization Items, Net and Income Taxes	18.9	8.3	10.6	127.7%
Reorganization Items, Net	(485.4)	—	$485.4	100.0%
(LOSS) INCOME BEFORE INCOME TAXES	$(466.5)	$8.3	$(474.8)

Operating Revenues

Operating revenues decreased $53.6 million, or 15.7%, during the third quarter of 2016 to $286.9 million. Fixed-fee service revenue decreased $50.9 million, or 15.2%, to $283.1 million primarily due to a decrease in block hours and aircraft removed from revenue service from the wind-down of Q400 and E145 operations, offset by increase in rates for the Company's amended contracts with our Partners.

Factors relating to significant changes in operating expenses are discussed below.

Wages and benefits expenses increased 10.8%, or $10.0 million, primarily due to an increase in expense related to the ratification of the pilot contract, coupled with an increase in cost of benefits we provide to our employees. The Company expects wages and benefits expense to continue to increase through the end of 2016 as a result of the new collective bargaining agreement which was implemented in the fourth quarter of 2015, coupled with the retention bonus of $14.0 million expected to be paid in November 2016.

Landing fees and airport rent expense decreased 100.0%, or $6.6 million, due to changes in pass-through arrangements with our Partners, which became effective in the second quarter of 2016. The Company no longer incurs landing fees and airport rents as a pass-through charge. Such amounts are incurred and paid directly by our Partners.

Aircraft and engine rent expense decreased 88.5%, or $28.5 million, due primarily to the Company's continued rejection of certain aircraft and fleet reduction through the bankruptcy process, coupled with the wind-down of our E145 and Q400 operations year over year.

Maintenance and repair expense decreased 28.0%, or $20.0 million, related to the Company's continual fleet reduction and removal of Q400, E190 and E145 fleets from passenger service. The effect of the fleet reduction is additionally combined with ongoing aircraft and executory lease rejections, which took place as part of the ongoing Chapter 11 Bankruptcy proceedings.

Other expenses decreased 27.6%, or $12.9 million, primarily due to a decrease in fleet transition costs, our overall decrease in operations and a reduction in legal and consulting fees, that were incurred in the prior year period in connection with the renegotiation of the pilot union agreement. During the three months ended September 30, 2016, fleet transition, legal and consulting fees have been separately stated as reorganization items given our status as a Chapter 11 Debtor under the Bankruptcy Code.

Charges to reorganization items, net, of $485.4 million for the third quarter of 2016 are primarily from estimated claims associated with restructuring the American capacity purchase agreement, certain aircraft rejections and professional fees incurred from our bankruptcy advisers.

We recorded an income tax benefit of $99.8 million at a 21.4% effective tax rate during 2016, compared with an income tax expense of $5.4 million at a 65.1% effective tax rate during 2015. The 2016 and 2015 effective tax rates were different than the statutory rate, primarily due to miscellaneous non-deductible expenses in both years as well as valuation allowances recorded against net operating loss deferred tax assets in 2016.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table sets forth operational statistics and the percentage-of-change for the periods identified below:

Operating Highlights	Nine Months Ended September 30,
	2016	2015	Change
Fixed-fee service revenues	$898.2	$1,002.1	(10.4)%
Other revenues	13.3	17.0	(21.8)%
Total operating revenues (millions)	$911.5	$1,019.1	(10.6)%
Total operating and interest expense (millions)	$890.1	$991.8	(10.3)%
Operating aircraft at period end:
44-50 seats[1]	—	41	(100.0)%
69-99 seats[2]	162	201	(19.4)%
Block hours[3]	449,778	542,413	(17.1)%
Departures	238,731	307,089	(22.3)%
Passengers carried	13,201,346	16,767,166	(21.3)%
Revenue passenger miles ("RPM") (millions)[4]	7,380	8,449	(12.7)%
Available seat miles ("ASM") (millions)[5]	9,543	10,719	(11.0)%
Passenger load factor[6]	77.3%	78.8%	-1.5 pts
Cost per ASM, including interest expense (cents)	9.33	9.25	0.9%
Cost per ASM, including interest expense and excluding fuel expense (cents)	9.32	9.17	1.6%
Average daily utilization of each aircraft (hours)[7]	9.7	9.1	6.6%
Average length of aircraft flight (miles)	549	489	12.3%

1.
Includes only aircraft in our operational fleet, which excludes two owned E145 aircraft that were temporarily parked while we negotiate the disposition of the aircraft in bankruptcy, as of September 30, 2016. Excludes 11 owned E140 aircraft that were abandoned and four leased E140 aircraft that were permanently parked, eight owned and nine leased E145 aircraft that were temporarily parked, and one owned E135 aircraft and seven owned E145 aircraft that are leased to other operators, as of September 30, 2015.

2.
Includes only aircraft in our operational fleet, which excludes three owned E170 aircraft that were leased to other operators, eight E175 aircraft to be reinstated in fixed-fee service in January 2017 subject to bankruptcy court approval and 17 E170 aircraft that were temporarily parked while we negotiate the disposition of aircraft in bankruptcy, as of September 30, 2016. Excludes two owned and three leased E190 aircraft that were temporarily parked, six leased Q400 aircraft, of which; two were temporarily parked and four were transitioned to another aircraft carrier, and three owned E170 aircraft that are leased to other operators, as of September 30, 2015.

3.	Captures the hours of aircraft movement (including taxi time before takeoff and after landing) until the aircraft comes to rest at the next point of landing.

4.	Revenue passenger miles are the number of scheduled air miles flown by revenue-generating passengers.

5.	The scheduled aircraft miles flown on each flight segment multiplied by the number of seats available for revenue-generating passengers.

6.	The percentage of revenue passenger miles to available seat miles, indicating the proportion of aircraft seating capacity that is utilized.

7.	Average number of hours per day that an aircraft flown in revenue service is operated (from gate departure to gate arrival).

The following table sets forth information regarding the Company’s revenues and expenses for the nine months ended September 30, 2016 and 2015 (in millions).

Nine Months Ended September 30,	2016	2015	$ Variance	% Variance
Fixed-fee service revenues	$898.2	$1,002.1	$(103.9)	(10.4)%
Other revenues	13.3	17.0	(3.7)	(21.8)%
TOTAL OPERATING REVENUES	911.5	1,019.1	(107.6)	(10.6)%
OPERATING EXPENSES:
Wages and benefits	309.4	281.5	27.9	9.9%
Aircraft fuel	0.8	9.2	(8.4)	(91.3)%
Landing fees and airport rents	7.3	18.7	(11.4)	(61.0)%
Aircraft and engine rent	33.5	94.5	(61.0)	(64.6)%
Maintenance and repair	186.9	202.8	(15.9)	(7.8)%
Insurance and taxes	11.2	14.6	(3.4)	(23.3)%
Depreciation and amortization	144.5	139.4	5.1	3.7%
Other	108.4	141.2	(32.8)	(23.2)%
Total operating expenses	802.0	901.9	(99.9)	(11.1)%
OPERATING INCOME	109.5	117.2	(7.7)	(6.6)%
Total non-operating expense, net	(88.1)	(88.6)	(0.5)	(0.6)%
Income Before Reorganization Items, Net and Income Taxes	21.4	28.6	(7.2)	(25.2)%
Reorganization Items, Net	(923.1)	—	$923.1	100.0%
(LOSS) INCOME BEFORE INCOME TAXES	$(901.7)	$28.6	$(930.3)

Operating Revenues

Operating revenues decreased $107.6 million, or 10.6%, during the first nine months of 2016 to $911.5 million. Fixed-fee service revenue decreased $103.9 million, or 10.4%, to $898.2 million primarily due to a decrease in block hours and aircraft removed from revenue service from the wind-down of Q400 and E145 operations, offset by increase in rates for the Company's amended contracts with our Partners.

Factors relating to significant changes in operating expenses are discussed below.

Wages and benefits expenses increased 9.9%, or $27.9 million, primarily due to an increase in expense related to the ratification of the pilot contract, coupled with an increase in benefits provided to our employees, driving an increase in costs. The Company expects wages and benefits expense to continue to increase through the end of 2016 as a result of the new collective bargaining agreement which was implemented in the fourth quarter of 2015, coupled with the pilot retention bonus of $14.0 million expected to be paid in November 2016.

Aircraft fuel decreased 91.3%, or $8.4 million, due primarily to the conclusion of fixed fee charter operations when compared to the comparative prior year period.

Landing fees and airport rent expense decreased 61.0%, or $11.4 million, due to changes in pass-through arrangements with our Partners, which became effective in the second quarter of 2016. The Company no longer incurs landing fees and airport rents as a pass-through charge. Such amounts are incurred and paid directly by our Partners.

Aircraft and engine rent expense decreased 64.6%, or $61.0 million, due primarily to the Company's continued rejection of certain aircraft and fleet reduction through the bankruptcy process, coupled with the wind-down of Q400 and E145 operations year over year.

Maintenance and repair expense decreased 7.8%, or $15.9 million, related to the Company's continual fleet reduction and removal of Q400, E190 and E145 fleets from passenger service. The effect of the fleet reduction is additionally combined with ongoing aircraft and executory lease rejections, which took place as part of the ongoing Chapter 11 Bankruptcy proceedings.

Depreciation and amortization expense increased 3.7%, or $5.1 million, due primarily to new aircraft deliveries, which occurred in the first quarter of 2016. This increase is partially offset by a decrease in depreciation expense from rejected aircraft in conjunction with our Chapter 11 reorganization and E190 and E145 aircraft removed from service in the comparative year over year period.

Other expenses decreased 23.2%, or $32.8 million, primarily due to a decrease in fleet transition costs, our overall decrease in operations and a reduction in legal and consulting fees, which were incurred in the prior year period in connection with the renegotiation of the pilot union agreement. Fleet transition costs and legal and consulting fees have been separately stated as reorganization items given our status as a Chapter 11 Debtor under the Bankruptcy Code from the February 25, 2016 Petition Date through September 30, 2016.

Charges to reorganization items, net, of $923.1 million for the first nine months of 2016 relate to estimated claims expected to be allowed by the Bankruptcy Court, including claims from our Partners, aircraft financiers from rejected aircraft lease and debt obligations, aircraft maintenance providers, and professional fees.

We recorded an income tax benefit of $256.4 million at a 28.4% effective tax rate during 2016, compared with an income tax expense of $15.0 million at a 52.4% effective tax rate during 2015. The 2016 and 2015 effective tax rates were different than the statutory rate, primarily due to miscellaneous non-deductible expenses in both years as well as valuation allowances recorded against net operating loss deferred tax assets in 2016.

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

The Bankruptcy Filing constituted an event of default for certain of the Company's debt and lease obligations and therefore the debt has been reflected as current on the Company's consolidated balance sheet as of December 31, 2015. As of September 30, 2016, the Company has recorded cured debt obligations in current liabilities and long-term liabilities based on future maturity dates.

As of September 30, 2016, we had a total cash balance of $189.1 million, of which $14.2 million was restricted. At September 30, 2016, we had a working capital deficit of $53.0 million. Unrestricted cash on hand and the cash generated from operations may not be sufficient to cover our working capital, capital expenditures and debt repayments for the next 12 months, although this risk is mitigated by continued cash generated from operations.

Net cash provided by operating activities for the nine months ended September 30, 2016 was $217.7 million compared to $142.0 million in the first nine months of 2015. The $75.7 million increase was primarily attributable to the change in working capital.

Net cash used in investing activities for the nine months ended September 30, 2016 was $59.9 million compared to $194.2 million in the first nine months of 2015. The $134.3 million decrease was primarily due to a decrease in the number of aircraft placed into service during the nine months ended September 30, 2016 over the comparative prior period combined with a reduction in proceeds from the sale of aircraft and equipment for the nine months ended September 30, 2016.

Net cash used in financing activities was $156.4 million for the nine months ended September 30, 2016, compared to $61.1 million provided by financing activities for the first nine months of 2015. The $217.5 million decrease in cash used in financing activities primarily relates to the significant decrease from debt issuance proceeds as a result of the reduction in aircraft deliveries taken during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2016. This decrease was offset by a reduction in scheduled debt service payments from an increase in aircraft rejected in conjunction with the Chapter 11 restructuring along with a reduction in early debt extinguishment for the nine months ended September 30, 2016 as compared to 2015.

Other Liquidity

In connection with the Company's Chapter 11 cases, on March 24, 2016, the Company and Delta entered into a debtor-in-possession ("DIP") credit agreement pursuant to which Delta agreed to provide $75.0 million in secured DIP financing to the Company, guaranteed by the Company's subsidiaries. Such DIP Financing was approved by the court on Friday, May 6, 2016. As of September 30, 2016, the Company had not drawn on any of the amounts made available to it by the DIP financing facility.

Aircraft Leases and Other Leases

We have significant obligations for aircraft and engines that are classified as operating leases, and therefore are not reflected as liabilities on our balance sheet. Our aircraft leases expire between 2016 and 2023. As of September 30, 2016, our total mandatory payments under operating leases for aircraft aggregated to approximately $45.4 million and total minimum aircraft rental payments for the next 12 months under all non-cancelable aircraft operating leases is approximately $5.1 million.

Other non-cancelable operating leases consist of engines, terminal space, operating facilities, office space and office equipment. These leases expire from 2016 through 2033. As of September 30, 2016, our total mandatory payments under other non-cancelable operating leases aggregated to approximately $69.8 million. Total minimum other rental payments for the next 12 months are approximately $11.4 million.

Purchase Commitments

As of September 30, 2016, the Company has firm orders to purchase 40 CS300 aircraft that had scheduled delivery dates beginning in early 2015 and continuing through 2017. In 2015, Bombardier announced that the aircraft would not be expected into service until late 2016. The Company has stopped making pre-delivery deposit payments on these aircraft.

The Company also has a commitment for 40 Embraer E175 aircraft under the United brand that have scheduled delivery dates through 2018. As of September 30, 2016, 16 of these aircraft have been delivered and placed into service with United and the remaining 24 E175 aircraft are scheduled to be placed into service with United in 2017 and 2018. The Company can provide no assurance that it will be able to accept and finance these aircraft and place the aircraft into service for United during the pendency of the bankruptcy case.

The Company also has a commitment to acquire 19 spare aircraft engines (of which six have been delivered as of September 30, 2016). The Company expects to take delivery of the engines as follows: two engines in 2016, five engines in 2017, one engine in 2018, two engines in 2019, two engines in 2020, and one engine in 2021. The Company can provide no assurance that it will be able to accept and finance these engines during the pendency of the bankruptcy case.

The following table displays the Company's future contractual obligations for aircraft and other equipment under firm order (in millions):

	Payments Due by Period
						Beyond
	2016	2017	2018	2019	2020	2021	Total
Debt or lease financed aircraft under purchase obligations (1)	$843.4	$1,436.8	$1,182.5	$—	$—	$—	$3,462.7
Engines under firm orders	14.0	34.2	7.0	14.6	15.3	8.0	93.1
Total contractual obligations for aircraft and engines	$857.4	$1,471.0	$1,189.5	$14.6	$15.3	$8.0	$3,555.8

(1) Represents delivery of E175 aircraft through 2018 and CS300s based on estimated service beginning in 2016.

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

Critical Accounting Estimates

Due to the Chapter 11 proceedings entered into by the Company and certain subsidiaries on February 25, 2016 and the passage of the deadline to file proof of claims against the Company and certain subsidiaries, the following item is a material change to our critical accounting estimates from the information provided in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Claims Resolution Process

As of the date of this report, creditors have asserted approximately 1,450 claims totaling $9.6 billion against the Debtors, of which 75 claims totaling approximately $880.0 million were filed after the deadline to file proofs of claim with the Bankruptcy Court. We expect amended claims to be filed in the future, including claims amended to assign values to claims originally filed with no designated value. We have identified and expect to continue to identify and objected to claims that we believe will be disallowed by the Bankruptcy Court on the basis that they have been duplicated, relate to post-petition liabilities, and are without merit for various reasons, including that the claims were filed past the deadline to file proofs of claim. As of October 19, 2016, the Bankruptcy Court has disallowed approximately $90.0 million of claims and has not yet ruled on our other objections to additional other substantive and non-substantive claims. We expect to continue to file objections in the future for claims aggregating to approximately $8.6 billion. Because the process of analyzing and objecting to claims is ongoing, the amount of disallowed claims is expected to significantly increase. The Debtors have recorded amounts for claims which can be reasonably estimated.

For detailed information regarding recently issued accounting pronouncements and the expected impact on our annual financial statements, see Note 3 "Summary of Significant Accounting Policies" in the accompanying notes to condensed consolidated financial statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We have been and are subject to market risks along with interest rate risk arising from certain investment securities.

Interest Rates

Our earnings can be affected by changes in interest rates due to the amount of cash and securities held. A one hundred basis point change in the federal funds rate would not materially increase or decrease interest income for the nine months ended September 30, 2016. Substantially all of our debt is at fixed rates.

We currently intend to finance the acquisition of aircraft through the manufacturer, third-party leases or long-term borrowings. Changes in interest rates may impact the actual cost to us to acquire these aircraft. To the extent that we place these aircraft in service under our code-share agreements, our reimbursement rates may not be adjusted higher or lower to reflect any changes in our aircraft rental rates and fixed-rate ownership costs.

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

Changes in Internal Control

During the quarter ended September 30, 2016, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "10-K"), which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. Exhibits

(a)	Exhibits

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

31.2
Certification by Joseph P. Allman, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

32.2
Certification by Joseph P. Allman, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC AIRWAYS HOLDINGS INC.
(Registrant)

Dated:	October 19, 2016	By:	/s/ Bryan K. Bedford
Name: Bryan K. Bedford
Title: Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

Dated:	October 19, 2016	By:	/s/ Joseph P. Allman
Name: Joseph P. Allman
Title: Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

(a)	Exhibits

31.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

31.2
Certification by Joseph P. Allman, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

32.1
Certification by Bryan K. Bedford, Chairman of the Board, Chief Executive Officer and President of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

32.2
Certification by Joseph P. Allman, Senior Vice President and Chief Financial Officer of Republic Airways Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Republic Airways Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulation S-T)